Form 10-Q
period 1996-05-05
GYMBOREE CORP
filed 1996-06-19
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  MAY 5, 1996
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________________ to ______________________

                        Commission file number 000-21250

                            THE GYMBOREE CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                 94-2615258
       (State or other jurisdiction of         (IRS Employer Identification No.)
        incorporation or organization)

700 AIRPORT BOULEVARD, BURLINGAME, CALIFORNIA              94010-1912
   (Address of principal executive offices)                (Zip code)

                                 (415) 579-0600
               Registrant's telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X    No
                                  -----     -----
    Number of shares of common stock outstanding at June 2, 1996: 25,095,394

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------

PART I. FINANCIAL INFORMATION

         Item 1.   Financial Statements
  .                 Consolidated Statements of Income ...................    3
                    Consolidated Balance Sheets .........................    4
                    Condensed Consolidated Statements of Cash Flows .....    5
                    Notes to Consolidated Financial Statements ..........    6

         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations .................    7

PART II. OTHER INFORMATION

         Item 4.    Submission of Matters to a Vote of Security Holders .   11

         Item 6.    Exhibits and Reports on Form 8-K ....................   11

         Signatures .....................................................   12

                               PART I  -  FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           THE GYMBOREE CORPORATION

                                      CONSOLIDATED STATEMENTS OF INCOME
                               (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                                  ( UNAUDITED )

                                                            13 WEEKS ENDED
                                                        ----------------------
                                                          MAY 5,     APRIL 30,
                                                           1996        1995
                                                        --------     ---------
  NET SALES                                             $ 69,103     $ 55,077
  COST OF GOODS SOLD, INCLUDING
    BUYING AND OCCUPANCY EXPENSES                        (35,447)     (29,574)
                                                        --------     --------
        GROSS PROFIT                                      33,656       25,503
  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES           (20,815)     (16,070)
  PLAY PROGRAM INCOME                                        128          184
                                                        --------     --------
        OPERATING INCOME                                  12,969        9,617
  INTEREST INCOME                                            890          690
                                                        --------     --------
        INCOME BEFORE INCOME TAXES                        13,859       10,307
  INCOME TAXES                                            (5,266)      (4,019)
                                                        --------     --------
        NET INCOME                                      $  8,593     $  6,288
                                                        ========     ========

  NET INCOME PER SHARE:
        PRIMARY                                         $   0.34     $   0.25
        FULLY DILUTED                                   $   0.34     $   0.25
  WEIGHTED AVERAGE SHARES OUTSTANDING:
        PRIMARY                                           25,444       25,286
        FULLY DILUTED                                     25,575       25,287

  NUMBER OF STORES AT END OF PERIOD                          305          234


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


ASSETS                                                     MAY 5,    FEBRUARY 4,   APRIL 30,
                                                            1996        1996         1995
                                                         ---------   -----------   ---------
  CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                            $  11,476    $   8,755    $   6,155
    INVESTMENTS                                             74,983       64,893       58,455
    ACCOUNTS RECEIVABLE                                      4,319        2,868        2,746
    MERCHANDISE INVENTORIES                                 29,091       37,652       33,691
    PREPAID EXPENSES AND OTHER                               2,342        1,886          968
                                                         ---------    ---------    ---------
         TOTAL CURRENT ASSETS                              122,211      116,054      102,015
                                                         ---------    ---------    ---------

  PROPERTY AND EQUIPMENT:
    LEASEHOLD IMPROVEMENTS                                  34,657       31,126       21,829
    FURNITURE, FIXTURES AND EQUIPMENT                       28,143       24,367       15,841
                                                         ---------    ---------    ---------
                                                            62,800       55,493       37,670
    LESS ACCUMULATED DEPRECIATION AND AMORTIZATION         (13,554)     (12,085)      (9,676)
                                                         ---------    ---------    ---------
                                                            49,246       43,408       27,994

  OTHER ASSETS                                                 517          547        1,036
                                                         ---------    ---------    ---------
         TOTAL ASSETS                                    $ 171,974    $ 160,009    $ 131,045
                                                         =========    =========    =========




  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    TRADE ACCOUNTS PAYABLE                               $   9,794    $   9,657    $   9,922
    ACCRUED LIABILITIES                                      9,843       10,736        8,734
    INCOME TAXES PAYABLE                                     8,408        6,244        4,586
                                                         ---------    ---------    ---------
         TOTAL CURRENT LIABILITIES                          28,045       26,637       23,242
                                                         ---------    ---------    ---------
  DEFERRED RENT AND OTHER                                   11,310        9,438        7,499

  STOCKHOLDERS' EQUITY:
    COMMON STOCK, INCLUDING EXCESS PAID-IN CAPITAL
      ($.001 PAR VALUE: 100,000,000 SHARES AUTHORIZED;
      25,042,605, 24,992,276 AND 24,681,903 SHARES
      OUTSTANDING AT MAY 5, 1996, FEBRUARY 4, 1996,
      AND APRIL 30, 1995, RESPECTIVELY)                     57,355       56,687       54,089
    RESTRICTED STOCK DEFERRED COMPENSATION                  (1,043)      (1,139)      (1,437)
    UNREALIZED CHANGE IN VALUE OF INVESTMENTS                 (269)         402         (239)
    RETAINED EARNINGS                                       76,576       67,984       47,891
                                                         ---------    ---------    ---------
         TOTAL STOCKHOLDERS' EQUITY                        132,619      123,934      100,304
                                                         ---------    ---------    ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 171,974    $ 160,009    $ 131,045
                                                         =========    =========    =========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION


                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             13 WEEKS ENDED
                                                         ---------------------
                                                          MAY 5,     APRIL 30,
                                                           1996        1995
                                                         --------    ---------
  CASH FLOWS FROM OPERATING ACTIVITIES:
   NET CASH PROVIDED BY OPERATING ACTIVITIES             $ 21,077    $  6,048
                                                         --------    --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
     PURCHASES OF PROPERTY AND EQUIPMENT                   (8,100)     (5,441)
     PURCHASES OF INVESTMENTS                             (10,761)     (6,130)
                                                         --------    --------
   NET CASH USED IN INVESTING ACTIVITIES                  (18,861)    (11,571)
                                                         --------    --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
     PROCEEDS FROM EXERCISE OF STOCK OPTIONS                  505         650
                                                         --------    --------


  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      2,721      (4,873)

  CASH AND CASH EQUIVALENTS:
        BEGINNING OF PERIOD                                 8,755      11,028
                                                         ========    ========
        END OF PERIOD                                    $ 11,476    $  6,155
                                                         ========    ========

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS OF PRESENTATION

             The unaudited interim consolidated financial statements of The Gymboree Corporation and its wholly-owned subsidiaries (the "Company") as of and for the period ended May 5, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 4, 1996.

             The accompanying interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.     MERCHANDISE INVENTORIES

             Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost (retail method) or market.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                                   AS A PERCENTAGE OF NET SALES       PERCENTAGE CHANGE
                                                   FOR THE THIRTEEN WEEKS ENDED       IN DOLLAR AMOUNTS
                                                   ----------------------------     FROM 1995 TO 1996 FOR
                                                    MAY 5,             APR. 30,          THE THIRTEEN
                                                     1996                1995             WEEK PERIOD
                                                    ------             --------      ---------------------
     NET SALES                                      100.0%              100.0%              25%
     COST OF GOODS SOLD, INCLUDING
       BUYING AND OCCUPANCY EXPENSES                (51.3)              (53.7)              20
                                                   ------              ------

           GROSS PROFIT                              48.7                46.3               32
     SELLING, GENERAL AND ADMINISTRATIVE
       EXPENSES                                     (30.1)              (29.2)              30
     PLAY PROGRAM INCOME                              0.2                 0.3              (30)
                                                   ------              ------

           OPERATING INCOME                          18.8                17.4               35
     INTEREST INCOME                                  1.3                 1.3               29
                                                   ------              ------

           INCOME BEFORE INCOME TAXES                20.1                18.7               34
     INCOME TAXES                                    (7.7)               (7.3)              31
                                                   ------              ------

           NET INCOME                                12.4%               11.4%              37%
                                                   ======              ======

     NUMBER OF STORES AT END OF PERIOD                305                 234

     This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations and there can be no assurance that the Company's actual future performance will meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed at the end of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

THIRTEEN WEEKS ENDED MAY 5, 1996 COMPARED TO THIRTEEN WEEKS ENDED APRIL 30, 1995

NET  SALES

     Net sales in the first quarter of fiscal 1996 increased 25% to $69.1 million compared to $55.1 million in the same period last year. Sales for the 26 stores opened in the first fiscal quarter of 1996 contributed $3.0 million of the increase in net sales. Stores opened prior to fiscal 1996, but not qualifying as comparable stores, including seven stores that were expanded in fiscal 1996, contributed $11.7 million of the increase in net sales. Comparable store net sales decreased 3% in the first quarter and were $1.2 million lower than the prior year.

     The decrease in comparable store net sales was primarily due to the Company's strategy of operating with lower per store inventory levels and a lower level of promotional pricing. The Company anticipates that the trend of lower per store inventory levels will continue in future periods and this trend is expected to adversely affect comparable store net sales.

GROSS PROFIT

      Gross profit increased 32% to $33.7 million from $25.5 million in the first quarter of prior year. As a percentage of net sales, gross profit was 48.7% in the first quarter of fiscal 1996 compared to 46.3% in the same period last year. The trend of lower per store inventory levels contributed to lower promotional pricing in the first quarter of fiscal 1996 compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 30.1% in the first quarter of fiscal 1996, compared to 29.2% in the same period last year.

     The increase, as a percentage of net sales, was primarily due to the funding of new business activities. These activities included the launch of the Gymboree catalog and international expansion. These increased expenses, as well as lower expense leverage related to the decrease in comparable store net sales, are expected to continue in the foreseeable future.

INTEREST INCOME

     Net interest income increased to $890,000 from $690,000 in the prior year first quarter. The increase was due to higher average cash and investment balances as compared to the prior year.

 INCOME TAX

     The Company's effective rate in the first quarter of fiscal 1996 was 38%, compared to 39% for the same period last year. The decrease is due to a lower expected aggregate state income tax rate.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operating activities was $21.1 million during the thirteen weeks ended May 5, 1996 compared to $6.0 million for the same period last year. The increase was primarily due to increased net income and decreased net inventory levels. At May 5, 1996, average inventory per store was approximately 34% lower than the same period last year. The decrease was primarily due to a reduction in planned inventory purchases.

     During the thirteen week period ended May 5, 1996, the primary sources of funds were $21.1 million generated from operating activities and $505,000 from the exercise of stock options. Uses of cash consisted primarily of $10.8 million for the purchase of investments and $8.1 million of capital expenditures related to new store openings and the relocation/expansion of certain existing stores.

     The combined balances of cash, cash equivalents and investments were $86.5 million at May 5, 1996, an increase of $12.8 million from February 4, 1996. Working capital as of May 5, 1996 was $94.2 million compared to $89.4 million at end of fiscal 1995. The increase in working capital was primarily due to higher cash, cash equivalents and investments balances, partially offset by lower merchandise inventories. The Company's investments are largely invested in short-to-medium term investment grade securities.

     The Company estimates that capital expenditures during fiscal 1996 will be approximately $30 million to $35 million, and will be principally used to open approximately 65 to 70 new stores and remodel or expand 10 to 20 existing stores, and begin the installation of a new in-store point-of-sales system for each of the Company's retail stores.

     The Company has no long term debt and did not require any cash borrowings in the first thirteen weeks of fiscal 1996 and 1995. The Company currently has $100 million of long-term unsecured letters of credit. As of June 2, 1996, $66.1 million was available. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories.

     The Company anticipates that cash generated from operations, together with its existing cash resources, and funds available from its current letter of credit facility will be sufficient to satisfy its cash needs through at least fiscal 1997.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     Future operating results will depend upon many factors, including general economic conditions, levels of competition and the ability of the Company to successfully identify and respond to emerging children's fashion trends, achieve its expansion plans and effectively monitor and control costs.

LOWER INVENTORY LEVELS

     The Company plans to operate with lower per store inventory levels throughout fiscal 1996. The Company expects this to result in downward pressure on comparable store net sales.

CATALOG LAUNCH

     Gymboree launched a new catalog at the beginning of fiscal 1996. This will be a start-up operation, and it is anticipated that expenses will exceed revenues in fiscal 1996 in order to build this business. The success of the catalog business will depend upon a number of factors relating to consumer response, as to which the Company does not have a historical basis for prediction.

INTERNATIONAL EXPANSION

     In fiscal 1996, the Company is planning to open approximately five retail stores in Canada. The success of this planned expansion will depend upon a number of factors, including the availability of suitable store locations, the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees. As this international expansion will be a start-up operation, there can be no assurance that the Company will be able to achieve its planned expansion on a timely or profitable basis.

PART II.  OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 16, 1996 at which the stockholders voted on proposals as follows:

                                                                    Votes Against      Votes Abstained
                                                     Votes for       or Withheld        and Non-Votes
                                                     ---------       -----------        -------------
             Election of Directors:
                Stuart G. Moldaw                    21,282,229          661,244         Not Applicable
                William U. Westerfield              21,291,691          651,782         Not Applicable

             Approve an amendment of the
                Company's 1993 Stock Option
                Plan to increase the number of
                shares of Common Stock
                available for issuance thereunder
                by 1,000,000 shares                 16,649,758        4,854,984            438,731

             Approve the adoption of
                The Gymboree Corporation
                Bonus Plan                          21,129,310          516,090            298,073

             Ratify the appointment of
                Deloitte & Touche LLP as
                independent auditors for
                fiscal 1996.                        21,851,589           56,693             35,191

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits
                   (11)  Computation of Net Income per Share

             (b) No reports on Form 8-K were filed by the Registrant during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE GYMBOREE CORPORATION
                                          (Registrant)

     June 10, 1996              By: /s/ Nancy J. Pedot
- ------------------------            -------------------------------------------
         Date                                   Nancy J. Pedot
                                    President and Chief Executive Officer
                                (Principal executive officer of the registrant)

     June 10, 1996              By: /s/ James P. Curley
- ------------------------            -------------------------------------------
         Date                                   James P. Curley
                                           Senior Vice President and
                                          Chief Financial Officer and
                                         Chief Administrative Officer
                                  (Principal financial and accounting officer
                                               of the registrant)

                                  EXHIBIT INDEX

Exhibit
Number
- ------
        Description

 11     Computation of Net Income per Share
 27     Financial Data Schedule