Form 10-Q
period 1996-08-04
GYMBOREE CORP
filed 1996-09-16
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  AUGUST 4, 1996

                                       OR

[   ]     Transition report pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934.

For the transition period from            to

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

                             Yes  X             No
                                 ---               ---

  Number of shares of common stock outstanding at September 1, 1996: 25,246,805

                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      NUMBER
                                                                                      ------
PART I. FINANCIAL INFORMATION

         Item 1.   Financial Statements
                     Consolidated Statements of Income...........................         3
                     Consolidated Balance Sheets.................................         4
                     Condensed Consolidated Statements of Cash Flows.............         5
                     Notes to Consolidated Financial Statements..................         6

         Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.........................         7

PART II. OTHER INFORMATION

         Item 6.   Exhibits and Reports on Form 8-K.............................         12

         Signatures.............................................................         13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)

                                   (UNAUDITED)


                                               13 Weeks Ended                  26 Weeks Ended
                                               --------------                  --------------
                                          August 4,       July 30,        August 4,       July 30,
                                            1996            1995            1996            1995
                                          --------        --------        --------        --------
Net Sales                                 $ 57,898        $ 49,391        $127,001        $104,468
Cost of goods sold, including
  buying and occupancy expenses            (32,750)        (28,032)        (68,197)        (57,606)
                                          --------        --------        --------        --------
   Gross Profit                             25,148          21,359          58,804          46,862
Selling, general and administrative
  expenses                                 (19,188)        (15,170)        (40,003)        (31,240)
Play program income/(loss)                     (11)            131             117             315
                                          --------        --------        --------        --------
   Operating income                          5,949           6,320          18,918          15,937
 Interest income                               962             701           1,852           1,391
                                          --------        --------        --------        --------
   Income before income taxes                6,911           7,021          20,770          17,328
Income taxes                                (2,626)         (2,738)         (7,892)         (6,757)
                                          --------        --------        --------        --------
   Net income                             $  4,285        $  4,283        $ 12,878        $ 10,571
                                          ========        ========        ========        ========
Net income per share:
   Primary                                $   0.17        $   0.17        $   0.50        $   0.42
   Fully diluted                          $   0.17        $   0.17        $   0.50        $   0.41
Weighted average share outstanding:
   Primary                                  25,715          25,379          25,586          25,338
   Fully diluted                            25,716          25,503          25,594          25,479
Number of stores at end of period              326             251             326             251


           See accompanying notes to consolidated financial statements

                            THE GYMBOREE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


Assets                                                     August 4,      February 4,      July 30,
                                                             1996            1996            1995
                                                           --------        --------        --------
Current Assets:
   Cash and cash equivalents                               $  5,940        $  8,755        $  3,457
   Investments                                               72,941          64,893          48,284
   Accounts receivable                                        4,825           2,868           3,578
   Merchandise inventories                                   45,065          37,652          49,053
   Prepaid expenses and other                                 3,741           1,886           1,138
                                                           --------        --------        --------
     Total current assets                                   132,512         116,054         105,510
Property and Equipment:
   Leasehold improvements                                    38,046          31,126          26,365
   Furniture, fixtures and equipment                         32,351          24,367          17,838
                                                           --------        --------        --------
                                                             70,397          55,493          44,203

Less accumulated depreciation and amortization              (15,532)        (12,085)        (10,789)
                                                           --------        --------        --------
                                                             54,865          43,408          33,414
Other assets                                                    226             547             635
                                                           --------        --------        --------
     Total assets                                          $187,603        $160,009        $139,559
                                                           ========        ========        ========
Liabilities and Stockholders' Equity

Current Liabilities:
   Trade accounts payable                                  $ 24,455        $  9,657        $ 14,675
   Accrued liabilities                                        9,571          10,736           9,714
   Income taxes payable                                          --           6,244              --
                                                           --------        --------        --------
     Total current liabilities                               34,026          26,637          24,389
Deferred Rent and Other                                      12,715           9,438           9,093

Stockholders' Equity:
   Common stock, including excess paid-in capital
   ($.001 par value: 100,000,000 shares authorized
    25,242,894, 24,992,276 and 24,887,088 shares
    outstanding at August 4, 1996, February 4, 1996,
   and July 30, 1995, respectively)                          60,929          56,687          55,352
Restricted stock deferred compensation                         (946)         (1,139)         (1,340)
Unrealized change in value of investments                        17             402            (109)
Retained earnings                                            80,861          67,984          52,174
                                                           --------        --------        --------
     Total stockholders' equity                             140,862         123,934         106,077
                                                           --------        --------        --------
     Total Liabilities and Stockholders' Equity            $187,603        $160,009        $139,559
                                                           ========        ========        ========


           See accompanying notes to consolidated financial statements

                            THE GYMBOREE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  26 WEEKS ENDED
                                                                  --------------
                                                             August 4,       July 30,
                                                               1996            1995
                                                             --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities          $ 18,008        $ (1,067)
                                                             --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                        (15,824)        (12,145)
   Purchases of investments                                    (8,433)         (1,027)
   Proceeds from sale of investments                               --           5,200
                                                             --------        --------
Net cash used in investing activities                         (24,257)         (7,972)
                                                             --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                      3,434           1,468
                                                             --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                      (2,815)         (7,571)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                          8,755          11,028
                                                             --------        --------
   End of period                                             $  5,940         $ 3,457
                                                             ========        ========



           See accompanying notes to consolidated financial statements

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

              The unaudited interim consolidated financial statements presented herein for the Gymboree Corporation and its wholly-owned subsidiaries (the "Company") as of and for the periods ended August 4, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 4, 1996.

              The accompanying interim consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and necessary to present fairly the financial position, the results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.       MERCHANDISE INVENTORIES

            Merchandise inventories are recorded under the retail method of accounting are stated at the lower of cost (retail method) or market.

                            THE GYMBOREE CORPORATION

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of such period:

                                                   AS A PERCENTAGE OF NET SALES
                                                   ----------------------------                   PERCENTAGE CHANGE
                                                THIRTEEN                  TWENTY-SIX              IN DOLLAR AMOUNTS
                                               WEEKS ENDED               WEEKS ENDED              FROM 1995 TO 1996
                                        ----------------------       ---------------------     -----------------------
                                         AUGUST 4,     JULY 30,      AUGUST 4,     JULY 30,    THIRTEEN     TWENTY-SIX
                                           1996         1995           1996         1995        WEEKS         WEEKS
                                        ---------      -------       --------      -------     --------     ----------
Net sales                                 100.0 %       100.0 %       100.0 %       100.0 %       17 %         22 %
Cost of goods sold, including
   buying and occupancy expenses          (56.6)        (56.8)        (53.7)        (55.1)        17           18
                                          -----         -----         -----         -----
     Gross Profit                          43.4          43.2          46.3          44.9         18           25
Selling, general and administrative
   expenses                               (33.1)        (30.7)        (31.5)        (29.9)        26           28
Play program income/(loss)                 (0.0)          0.3           0.1           0.3       (108)         (63)
                                          -----         -----         -----         -----
     Operating income                      10.3          12.8          14.9          15.3         (6)          19
Interest income                             1.7           1.4           1.5           1.3         37           33
                                          -----         -----         -----         -----
     Income before income taxes            11.9          14.2          16.4          16.7         (2)          20
                                          -----         -----         -----         -----
Income taxes                               (4.5)         (5.5)         (6.2)         (6.5)        (4)          17
                                          -----         -----         -----         -----
     Net income                             7.4           8.7          10.1          10.1          1           22
                                          =====         =====         =====         =====


Number of stores at end of period           326           251           326           251


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

THIRTEEN WEEKS ENDED AUGUST 4, 1996 COMPARED TO THIRTEEN WEEKS ENDED JULY 30,
1995

NET SALES

   Net sales for the second quarter of fiscal 1996 increased 17% to $57.9 million compared to $49.4 million for the corresponding period last year. Sales for the 47 stores opened in fiscal 1996 contributed $5.0 million of the increase in net sales. Stores opened prior to fiscal 1996 but not qualifying as comparable stores, including the 22 stores that were expanded in fiscal 1995 and 1996, contributed $6.4 million of the increase in net sales. Comparable store net sales decreased 7% in the second quarter and were $2.8 million lower than the prior year.

   The decrease in comparable store sales was primarily due to the Company's strategy of operating with lower per store inventory levels, and a lower level of promotional pricing. The Company anticipates that the trend of lower per store inventory levels will continue in future periods and this trend is expected to adversely affect comparable store net sales.

GROSS PROFIT

   Gross profit for the thirteen weeks ended August 4, 1996 increased 18% to $25.1 million from $21.4 million in the comparable period last year. As a percentage of net sales, gross profit was 43.4 % in the second quarter of fiscal 1996 compared to 43.2% in the same period last year. Merchandise gross margins improved 1.3% of sales, however, 1.1% of sales was offset by a higher rate of buying and occupancy costs resulting primarily from the decline in comparable store sales. The company believes that the increase in merchandise gross margins was attributable to the trend of lower per store inventory levels, which contributed to a reduction in promotional pricing in the second quarter of fiscal 1996 compared to the same period last year resulting in improved merchandise gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 33.1% in the second quarter of fiscal 1996, compared to 30.7% in the same period last year.

   The increase in S, G & A, as a percentage of net sales, was primarily due to the funding of new business activities (1.1% of sales) and lost expense leverage in depreciation and amortization expense (1.1% of sales) due primarily to lower average sales per store. The new business activities included the launch of the Gymboree catalog and international store expansion. These increased expenses, as well as lower expense leverage, are expected to continue in the foreseeable future.

INTEREST INCOME

   Net interest income increased to $962,000 from $701,000 in the prior year second quarter. The increase was due to higher average cash and investment balances as compared to the prior year.

INCOME TAX

  The Company's effective rate in the second quarter of fiscal 1996 was 38%, compared to 39% for the same period last year. The decrease is due to a lower expected aggregate state income tax rate.

TWENTY-SIX WEEKS ENDED AUGUST 4, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 30, 1995

NET SALES

   Net sales for the twenty-six weeks ended August 4, 1996 increased 22% to $127.0 million compared to $104.5 million for the corresponding period last year. Sales for the 47 stores opened in fiscal 1996, through August 4, 1996, contributed $7.9 million of the increase in net sales. Stores opened prior to fiscal 1996, but not qualifying as comparable stores, including the 22 stores that were expanded in fiscal 1995 and 1996, contributed $18.4 million of the increase in net sales. Comparable store net sales decreased 5% in the twenty-six weeks ended August 4, 1996 and were $3.8 million lower than the prior year.

   The decrease in comparable store sales was primarily due to the Company's strategy of operating with lower per store inventory levels and a lower level of promotional pricing. The Company anticipates that the trend of lower per store inventory levels will continue in future periods and this trend is expected to adversely affect comparable store net sales.

GROSS PROFIT

   Gross profit for the twenty-six weeks ended August 4, 1996 increased 25% to $58.8 million from $46.9 million in the comparable period last year. As a percentage of net sales, gross profit was 46.3% through the second quarter of fiscal 1996 compared to 44.9% in the same period last year. Merchandise gross margins improved 2.2% of sales, however 0.8% of sales was offset by a higher rate of buying and occupancy costs resulting primarily from the decline in comparable store sales. The company believes that the increase in merchandise gross margins was attributable to the trend of lower per store inventory levels, which contributed to a reduction in promotional pricing through the second quarter of fiscal 1996 compared to the same period last year resulting in improved merchandise gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 31.5% through the second quarter of fiscal 1996, compared to 29.9% in the same period last year.

   The increase in S, G & A, as a percentage of net sales, was primarily due to the funding of new business activities (1.5% of sales) and lost expense leverage in depreciation and amortization expense (0.9% of sales) due primarily to lower average sales per store. The new business activities included the launch of the Gymboree catalog and international store expansion. These increased expenses, as well as lower expense leverage, are expected to continue in the foreseeable future.

INTEREST INCOME

   Net interest income increased to $1.9 million from $1.4 million in the prior year through the second quarter. The increase was due to higher average cash and investment balances as compared to the prior year.

INCOME TAX

  The Company's effective rate through the second quarter of fiscal 1996 was 38%, compared to 39% for the same period last year. The decrease is due to a lower expected aggregate state income tax rate.

FINANCIAL CONDITION

   Net cash provided by operating activities was $18.0 million during the twenty-six weeks ended August 4, 1996 compared to $1.1 million used in the same period last year. The increase was primarily due to increased net income and decreased net inventory levels. At August 4, 1996, average inventory per store was approximately 29% lower than the same period last year. The decrease was primarily due to a reduction in planned inventory purchases.

   During the twenty-six week period ended August 4, 1996, the primary sources of funds were $18.0 million generated from operating activities and $3.4 million from the exercise of stock options. Uses of cash consisted primarily of $8.4 million for the purchase of investments and $15.8 million of capital expenditures related to new store openings and the relocation/expansion of certain existing stores.

   The combined balances of cash, cash equivalents and investments were $78.9 million at August 4, 1996, an increase of $5.2 million from February 4, 1996. Working capital as of August 4, 1996 was $98.5 million compared to $89.4 million at the end of fiscal 1995. The increase in working capital was primarily due to higher cash, cash equivalents and investments balances, and a significant increase in accounts payable, partially offset by lower merchandise inventories. The Company's investments are largely invested in short-to-medium term investment grade securities.

  The Company estimates that capital expenditures during fiscal 1996 will be approximately $25 million to $30 million, and will be principally used to open approximately 65 to 70 new stores and remodel or expand 10 to 20 existing stores.`

  The Company has no long term debt and did not require any cash borrowings in the first twenty-six weeks of fiscal 1996 and 1995. The Company currently has $100 million of long-term unsecured letters of credit. As of August 16, 1996, $79.3 million was available. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories.

   The Company anticipates that cash generated from operations, together with its existing cash resources, and funds available from its current letter of credit facility will be sufficient to satisfy its cash needs through at least fiscal 1997.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

   Future operating results will depend upon many factors, including general economic conditions, levels of competition and the ability of the Company to successfully monitor and control costs.

LOWER INVENTORY LEVELS

   The Company plans to operate with lower per store inventory levels throughout fiscal 1996. The Company expects this to result in downward pressure on comparable store net sales.

CATALOG LAUNCH

   Gymboree launched a new catalog at the beginning of fiscal 1996. This was a start-up operation, and it is anticipated that expenses will exceed revenues in fiscal 1996 in order to build this business. The success of the catalog will depend upon a number of factors relating to consumer response, as to which the Company does not have a historical basis for prediction.

INTERNATIONAL EXPANSION

   In fiscal 1996, the Company is planning to open approximately five retail stores in Canada. Two Canadian stores were opened in August, 1996. The success of this planned expansion will depend upon a number of factors, including the availability of suitable store locations, the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees. As this international expansion will be a start-up operation, there can be no assurance that the Company will be able to achieve its planned expansion on a timely or profitable basis.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits
                   (11)  Computation of Net Income per Share

                   (27)  Financial Data Schedule

             (b) Reports on Form 8-K
                   No reports on Form 8-K were filed or required to be filed for the 2nd quarter of the fiscal year.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE GYMBOREE CORPORATION
                                                (Registrant)

September 13, 1996               By:              Nancy J. Pedot
- --------------------------             -----------------------------------------
     Date                                         Nancy J. Pedot
                                      President and Chief Executive Officer
                                 (Principal executive officer of the registrant)

September 13, 1996               By:              James P. Curley
- --------------------------             -----------------------------------------
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

                                  EXHIBIT INDEX

Exhibit
Number            Description
- -------           -----------

   11             Computation of Net Income per Share

   27             Financial Data Schedule