Form 10-Q
period 1996-11-03
GYMBOREE CORP
filed 1996-12-17
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 (Mark One)

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  NOVEMBER 3, 1996
                                       OR

[   ]    Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934.

For the transition period from  ____________________    to  __________________


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

                                 Yes   X     No
                                      ----       ----






Number of shares of common stock outstanding at December 1, 1996: 25,290,183

                                TABLE OF CONTENTS

                                                                                            PAGE
                                                                                           NUMBER
                                                                                           ------
PART I. FINANCIAL INFORMATION

         Item 1.   Financial Statements
                    Consolidated Statements of  Income....................................    3
                    Consolidated Balance Sheets...........................................    4
                    Condensed Consolidated Statements of Cash Flows............               5
                     Notes to Consolidated Financial Statements........................       6

         Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.....................................  7

PART II. OTHER INFORMATION


         Item 6.    Exhibits and Reports on Form 8-K........................................ 12

         Signatures......................................................................... 13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME

                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)

                                   (UNAUDITED)

                                                        13 WEEKS ENDED                    39 WEEKS ENDED
                                                        --------------                    --------------
                                                    Nov. 3,         Oct. 29,         Nov. 3,         Oct. 29,
                                                     1996            1995             1996             1995
                                                   --------        --------        ---------        ---------
Net Sales                                          $ 84,685        $ 66,225        $ 211,687        $ 170,693
Cost of goods sold, including
  buying and occupancy expenses                     (44,432)        (37,705)        (112,629)         (95,311)
                                                   --------        --------        ---------        ---------
    Gross Profit                                     40,253          28,520           99,058           75,382
Selling, general and administrative expenses        (26,343)        (17,386)         (66,346)         (48,626)
Play program income (loss)                             (222)            (68)            (105)             247
                                                   --------        --------        ---------        ---------
   Operating income                                  13,688          11,066           32,607           27,003
Interest income                                         819             462            2,671            1,853
                                                   --------        --------        ---------        ---------
   Income before income taxes                        14,507          11,528           35,278           28,856
Income taxes                                         (5,512)         (4,496)         (13,406)         (11,253)
                                                   --------        --------        ---------        ---------
   Net income                                      $  8,995        $  7,032        $  21,872        $  17,603
                                                   ========        ========        =========        =========

Net income per share:
   Primary                                         $   0.35        $   0.28        $    0.85        $    0.69
   Fully diluted                                   $   0.35        $   0.28        $    0.85        $    0.69
Weighted average shares outstanding:
   Primary                                           25,772          25,442           25,653           25,370
   Fully diluted                                     25,834          25,441           25,777           25,372
Number of stores at end of period                       348             271              348              271


           See accompanying notes to consolidated financial statements

                            THE GYMBOREE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

Assets                                                   NOVEMBER 3,      FEBRUARY 4,      OCTOBER 29,
                                                            1996             1996             1995
                                                         ---------        ---------        ---------
Current Assets:
   Cash and cash equivalents                             $   6,960        $   8,755        $   7,171
   Investments                                              72,546           64,893           45,160
   Accounts receivable                                       4,937            2,868            4,068
   Merchandise inventories                                  51,725           37,652           51,620
   Prepaid expenses and other                                1,918            1,886            1,292
                                                         ---------        ---------        ---------
     Total current assets                                  138,086          116,054          109,311

Property and Equipment:
   Leasehold improvements                                   41,454           31,126           29,195
   Furniture, fixtures and equipment                        37,129           24,367           21,664
                                                         ---------        ---------        ---------
                                                            78,584           55,493           50,859

   Less accumulated depreciation and amortization          (17,259)         (12,085)         (11,821)
                                                         ---------        ---------        ---------
                                                            61,324           43,408           39,038
Other assets                                                   336              547              464
                                                         ---------        ---------        ---------
     Total assets                                        $ 199,746        $ 160,009        $ 148,813
                                                         =========        =========        =========

Liabilities and Stockholders' Equity

Current Liabilities:
   Trade accounts payable                                $  19,768        $   9,657        $  12,952
   Accrued liabilities                                      11,999           10,736           10,456
   Income taxes payable                                      2,666            6,244            1,729
                                                         ---------        ---------        ---------
     Total current liabilities                              34,433           26,637           25,137
Deferred Rent and Other                                     14,274            9,438            9,387

Stockholders' Equity:
   Common stock, including excess paid-in capital
   ($.001 par value: 100,000,000
   shares authorized 25,282,749, 24,992,276 and
   24,938,539 shares outstanding at
   November 3, 1996, February 4, 1996,
   and October 29, 1995, respectively)                      61,874           56,687           56,216

Restricted stock deferred compensation                        (850)          (1,139)          (1,244)

Unrealized change in value of investments                      178              402              110

Cumulative foreign currency translation adjustment             (20)

Retained earnings                                           89,857           67,984           59,207
                                                         ---------        ---------        ---------
     Total stockholders' equity                            151,039          123,934          114,289
                                                         ---------        ---------        ---------
     Total liabilities and stockholders' equity          $ 199,746        $ 160,009        $ 148,813
                                                         =========        =========        =========


           See accompanying notes to consolidated financial statements

                            THE GYMBOREE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         39 WEEKS ENDED
                                                                   ---------------------------
                                                                   NOVEMBER 3,      October 29,
                                                                       1996             1995
                                                                   ----------       ----------
          CASH FLOWS FROM OPERATING ACTIVITIES:
          Net cash provided by operating activities                  $ 27,062        $  6,082

          CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchases of property and equipment                      (24,961)        (19,422)
             Purchases of investments                                  (7,877)         (3,041)
             Proceeds from sale of investments                             --          10,578
             Other                                                       (201)             --
                                                                     --------        --------
          Net cash used in investing activities                       (33,039)        (11,885)
                                                                     --------        --------

          CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from exercise of stock options                    4,182           1,946
                                                                     --------        --------

          Net increase (decrease) in cash and cash equivalents         (1,795)         (3,857)

          CASH AND CASH EQUIVALENTS:
             Beginning of period                                        8,755          11,028
                                                                     --------        --------
             End of period                                           $  6,960        $  7,171
                                                                     ========        ========

           See accompanying notes to consolidated financial statements

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

              The unaudited interim consolidated financial statements presented herein for the Gymboree Corporation and its wholly-owned subsidiaries (the "Company") as of and for the periods ended November 3, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 4, 1996.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

   The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of such period:

                                                             AS A PERCENTAGE OF NET SALES
                                                   -------------------------------------------------           PERCENTAGE CHANGE
                                                        THIRTEEN                   THIRTY-NINE                 IN DOLLAR AMOUNTS
                                                       WEEKS ENDED                 WEEKS ENDED                 FROM 1995 TO 1996
                                                       -----------                 -----------                 -----------------
                                                   NOV. 3,       OCT. 29,      NOV. 3,       OCT. 29,       THIRTEEN    THIRTY-NINE
                                                    1996          1995          1996           1995          WEEKS         WEEKS
                                                    ----          ----          ----           ----          -----         -----

          Net sales                                 100.0%        100.0%        100.0%        100.0%           28%          24%


          Cost of goods sold, including
             buying and occupancy expenses          (52.5)        (56.9)        (53.2)        (55.8)           18           18
                                                    -----         -----         -----         -----

               Gross Profit                          47.5          43.1          46.8          44.2            41           31
          Selling, general and administrative
             expenses                               (31.1)        (26.3)        (31.3)        (28.5)           52           36

          Play program income/(loss)                 (0.3)         (0.1)         (0.0)          0.1          (226)        (143)
                                                    -----         -----         -----         -----
               Operating income                      16.1          16.7          15.4          15.8            24           21
          Interest income                             1.0           0.7           1.3           1.1            77           44
                                                    -----         -----         -----         -----
               Income before income taxes            17.1          17.4          16.7          16.9            26           22
          Income taxes                               (6.5)         (6.8)         (6.3)         (6.6)           23           19
                                                    -----         -----         -----         -----
               Net income                            10.6%         10.6%         10.3%         10.3%           28%          24%
                                                    =====         =====         =====         =====

          Number of stores at end of period           348           271           348           271





This Quarterly Report on Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations and there can be no assurance that the Company's actual future performance will meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed at the end of the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

THIRTEEN WEEKS ENDED NOVEMBER 3, 1996 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 29, 1995


NET SALES

   Net sales for the third quarter of fiscal 1996 increased 27.9% to $84.7 million compared to $66.2 million for the corresponding period last year. Sales for the 69 stores opened in fiscal 1996 plus the new catalog operation contributed $13.3 million of the increase in net sales. Stores opened prior to fiscal 1996 but not qualifying as comparable stores, including expanded stores, contributed $4.6 million of the increase in net sales. Comparable store net sales increased 0.9% in the third quarter and were $0.5 million higher than the prior year. Restating fiscal 1995 to adjust for the 52/53 week calendar shift results in a decrease in comparable store net sales of 12% in the third quarter.

   The decrease in comparable store sales compared to the restated fiscal 1995 sales was due primarily to the Company's strategy of operating with lower per store inventory levels and significantly lower levels of promotional pricing. This trend of lower comparable sales and lower levels of promotional pricing is expected to continue through the fourth quarter of 1996.

GROSS PROFIT

   Gross profit for the thirteen weeks ended November 3, 1996 increased 41.1% to $40.3 million from $28.5 million in the comparable period last year. As a percentage of net sales, gross profit was 47.5% in the third quarter of fiscal 1996 compared to 43.1% in the same period last year. The increase in gross margins was attributable to the trend of lower per store inventory levels, which contributed to a lower level of promotional pricing in the third quarter of fiscal 1996 compared to the same period last year. In addition, the level of promotional pricing in the third quarter of 1995 was higher than normal as the Company was beginning a program to reduce high inventory levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses ("S,G&A"), which principally consist of non- occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 31.1% in the third quarter of fiscal 1996, compared to 26.3% in the same period last year.

   The increase in S, G & A as a percentage of net sales was primarily due to the funding of new business activities (3.1% of net sales) and a higher level of store expenses principally depreciation, amortization and repairs and maintenance (0.7% of net sales). The new business activities included the launch of the Gymboree catalog and international store expansion. In addition, higher corporate general and administrative expenses (1.1% of net sales) occurred as a result of a higher corporate payroll and additional costs related to building the corporate infrastructure. These increased expenses, as well as lower expense leverage, are expected to continue in the foreseeable future.

INTEREST INCOME

   Net interest income increased to $819,000 from $462,000 in the prior year third quarter. The increase was due to higher average cash and investment balances as compared to the prior year.

INCOME TAX

  The Company's effective rate in the third quarter of fiscal 1996 was 38%, compared to 39% for the same period last year. The decrease was due to a lower expected aggregate state income tax rate.


 THIRTY-NINE WEEKS ENDED NOVEMBER 3, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 29, 1995

NET SALES

     Net sales for the thirty-nine weeks ended November 3, 1996 increased 24.0% to $211.7 million compared to $170.7 million for the corresponding period last year. Sales for the 69 stores opened in fiscal 1996 plus the new catalog operation contributed $22.0 million of the increase in net sales. Stores opened prior to fiscal 1996 but not qualifying as comparable stores, including expanded stores, contributed $22.2 million of the increase in net sales. Comparable store net sales decreased 2.2% in the thirty-nine weeks ended November 3, 1996 and were $3.2 million lower than the prior year. Restating fiscal 1995 to adjust for the 52/53 week calendar shift results in a decrease in comparable store net sales of 8% in the thirty-nine week period.

     The decrease in comparable store net sales was primarily due to the Company's strategy of operating with lower per store inventory levels and a lower level of promotional pricing.

GROSS PROFIT

   Gross profit for the thirty-nine weeks ended November 3, 1996 increased 31.4% to $99.1 million from $75.4 million in the comparable period last year. As a percentage of net sales, gross profit was 46.8% through the third quarter of fiscal 1996 compared to 44.2% in the same period last year. Merchandise gross margins, as a percent of net sales, improved 3.3%, however, this was offset by slightly higher buying and occupancy costs (0.7% of net sales).

   The Company believes that the increase in merchandise gross margins was attributable to the trend of lower per store inventory levels, which contributed to a reduction in promotional pricing through the third quarter of fiscal 1996 compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

   Selling, general and administrative expenses ("S,G&A"), which principally consist of non- occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 31.3% through the third quarter of fiscal 1996, compared to 28.5% in the same period last year.

   The increase in S, G & A, as a percentage of net sales, was primarily due to the funding of new business activities (2.1% of net sales) and lost expense leverage in depreciation and amortization expense (0.8% of net sales) due primarily to lower average sales per store. The new business activities included the launch of the Gymboree catalog and international store expansion. These increased expenses, as well as lower expense leverage, are expected to continue in the foreseeable future.

INTEREST INCOME

   Net interest income increased to $2.7 million from $1.9 million in the prior year through the third quarter. The increase was due to higher average cash and investment balances as compared to the prior year.

INCOME TAX

  The Company's effective rate through the third quarter of fiscal 1996 was 38%, compared to 39% for the same period last year. The decrease is due to a lower expected aggregate state income tax rate.

FINANCIAL CONDITION

   Net cash provided by operating activities was $27.1 million during the thirty-nine weeks ended November 3, 1996 compared to $6.1 million in the same period last year. The increase was primarily due to increased net income and decreased net inventory levels. At November 3, 1996, average inventory per store was approximately 22% lower than the same period last year. The decrease was primarily due to a planned reduction in inventory purchases.

   During the thirty-nine week period ended November 3, 1996, the Company's primary sources of cash were $27.1 million generated from operating activities and $4.2 million from the exercise of stock options. Uses of cash consisted primarily of $7.9 million for the purchase of investments and $25 million for capital expenditures primarily related to new store openings and the relocation/expansion of certain existing stores.

   The combined balances of cash, cash equivalents and investments were $79.5 million at November 3, 1996, an increase of $5.9 million from February 4, 1996. Working capital as of November 3, 1996 was $103.7 million compared to $89.4 million at the end of fiscal 1995. The increase in working capital was primarily due to higher cash, cash equivalents and investment balances, as well as higher merchandise inventories, offset by an increase in accounts payable. The Company's investments largely consist of short-to-medium term investment grade securities.

  The Company estimates that total capital expenditures during fiscal 1996 will be approximately $35 million to $40 million, and will be principally used to open approximately 70 to 75 new stores and remodel or expand 15 to 20 existing stores.

  The Company has no long term debt and did not require any cash borrowings in the first thirty-nine weeks of fiscal 1996 and 1995. The Company currently has $100 million of long-term unsecured letters of credit. As of November 26, 1996, $61.3 million was available. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories.

   The Company anticipates that cash generated from operations, together with its existing cash resources and funds available from its current letter of credit facility will be sufficient to satisfy its cash needs through at least fiscal 1997.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

 The foregoing paragraphs contain certain forward-looking statements within the meaning of the federal securities laws. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including competitive market conditions, the degree of promotional pricing activity by the Company, the ability of the Company to successfully identify and respond to emerging children's fashion trends, effectively monitor and control costs, levels of discretionary consumer spending and general economic conditions.

   Other factors that may affect future performance include the following:

LOWER INVENTORY LEVELS

   The Company plans to operate with lower per store inventory levels throughout fiscal 1996 and comparable inventory levels in the fiscal 1997. This has resulted in downward pressure on comparable store net sales during fiscal 1996, and the Company expects this trend to continue.

CATALOG LAUNCH

   Gymboree launched a new catalog at the beginning of fiscal 1996. This was a start-up operation, and it is anticipated that expenses will exceed revenues in fiscal 1996 in order to build this business. The success of the catalog will depend upon a number of factors relating to consumer response, as to which the Company does not have a historical basis for prediction.

INTERNATIONAL EXPANSION

   During the third quarter of 1996, Gymboree opened five stores in Canada. The success of this expansion will depend upon a number of factors, including the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees, of which there can be no assurance.

PART II.  OTHER INFORMATION




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
             (a)  Exhibits
                   (11)  Computation of Net Income per Share


             (b)  Reports on Form 8-K
                   No reports on Form 8-K were filed or required to be filed for the 3rd quarter of the fiscal year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                THE GYMBOREE CORPORATION
                                       (Registrant)





December 12, 1996               By:           Nancy J. Pedot
--------------------               --------------------------------------
     Date                                     Nancy J. Pedot
                                    President and Chief Executive Officer
                                (Principal executive officer of the registrant)





December 12, 1996               By:        James P. Curley
--------------------               --------------------------------------
     Date                                  James P. Curley
                                      Senior Vice President and
                                     Chief Financial Officer and
                                     Chief Administrative Officer
                               (Principal financial and accounting officer
                                           of the registrant)

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------

   11             Computation of Net Income per Share
   27.1           Financial Data Schedule