Form 10-K405
period 1997-02-02
GYMBOREE CORP
filed 1997-05-05
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


 (MARK ONE)
   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE FISCAL YEAR ENDED FEBRUARY 2, 1997

                                       OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
           FOR THE TRANSITION PERIOD FROM _________ TO _________

                             COMMISSION FILE NUMBER      000-21250

                            THE GYMBOREE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                  94-2615258
-------------------------------------           --------------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

700 AIRPORT BOULEVARD, SUITE 200, BURLINGAME, CALIFORNIA       94010-1912
--------------------------------------------------------------------------------
    (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (415)-579-0600


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class               Name of each exchange on which registered

COMMON STOCK, $0.001 PAR VALUE    NASDAQ NATIONAL MARKET

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), 12 months and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X         No
                           -----         -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997, was approximately $672,400,201, based upon the last price reported for such date on the Nasdaq National Market.

     As of March 31, 1997, 25,024,198 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended February 2, 1997 (hereinafter referred to as the "1996 Annual Report to Stockholders") are incorporated into Parts II and IV.
     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 1997 (hereinafter referred to as the "1996 Proxy Statement") are incorporated into Part III.

                     The exhibit index is located on page 22

                            THE GYMBOREE CORPORATION

                                TABLE OF CONTENTS



                                   PART I                                          PAGE
                                                                                 NUMBER
ITEM 1.  BUSINESS..................................................................  3

ITEM 2.  PROPERTIES................................................................ 14

ITEM 3.  LEGAL PROCEEDINGS......................................................... 14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................... 14


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....  15

ITEM 6.  SELECTED FINANCIAL DATA................................................... 16

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS ................................................ 16

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................... 16

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURES................................................ 16


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT........................ 16

ITEM 11. EXECUTIVE COMPENSATION.................................................... 16

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............ 17

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................ 17


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K................... 18

                                     PART 1

ITEM 1. BUSINESS

        The Gymboree Corporation and its wholly-owned subsidiaries ("Gymboree" or the "Company") is a leading specialty retailer of high quality apparel and accessories for children ages newborn to seven years old. The Company operates a nationwide chain of stores, primarily in regional shopping malls, and as of March 1, 1997, the Company operated 366 stores. Under the GYMBOREE(R) brand name, the Company designs and manufactures children's active-wear for sale exclusively by Gymboree. The Company's apparel is characterized by bright colors, bold fun prints with complex embroidery, comfort, functionality and durability. The Company also offers directed parent-child developmental play programs for children ages newborn to five years old at approximately 375 franchised centers and 13 Company-operated locations.

        This annual report on Form 10-K contains certain forward-looking statements reflecting the Company's current expectations and there can be no assurance that the Company's actual future performance will meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in the "Business" section, and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1996 Annual Report to Stockholders incorporated by reference in this annual report on Form 10-K.

BUSINESS STRATEGY

        The Company's business strategy consists of the following principal elements:

        o HIGH QUALITY APPAREL. Gymboree strives to offer its customers high quality apparel with an excellent price/value relationship. The Company designs its merchandise to be comfortable, functional, safe and durable by placing particular emphasis on high quality fabrics and detailed garment construction.

        o BRAND NAME RECOGNITION. Gymboree has developed a clearly recognizable brand image through its distinctive design, merchandising and retailing. Customers associate Gymboree with high quality, brightly colored children's clothing sold in an attractive and friendly environment.

        o INTEGRATED OPERATIONS: DESIGN, PRODUCTION AND RETAILING. The Company believes that the vertical integration of its operations enables it to identify and respond to market trends, maintain rigorous product quality standards and closely monitor the distribution of its products.

        o EXCLUSIVE DISTRIBUTION CHANNEL. Gymboree products are sold exclusively through its retail stores and, to a very limited extent, through its play programs. During fiscal 1996, the Company began a catalog operation which was terminated in 1996. This exclusive distribution enables the Company to maintain and enhance the Gymboree brand image, more effectively control the presentation and pricing of its merchandise, obtain valuable feedback from its customer base, provide a high level of customer service and closely monitor the retail sell-through of its products.

        o MERCHANDISE FOCUS. Gymboree apparel is designed, manufactured and merchandised by line. Merchandise is displayed on the walls of each Gymboree store in a manner designed to enhance visual appeal and maximize customer convenience by enabling customers to select among an assortment of coordinated items and accessories. The Company offers a broad range of styles, themes and colors, as opposed to relying primarily on certain key items. To maintain the freshness of its merchandise, the Company introduces between 30 and 40 new lines of boy's, girl's and infant's apparel each year.

        o RESPONSIVE CUSTOMER SERVICE. Customer service and satisfaction are defining features of the Gymboree corporate culture. Assisting customers in merchandise selection and outfit coordination is the top priority of Gymboree sales associates. The Company believes that this customer service in combination with its merchandise encourages multiple item purchases per customer.

STORE EXPANSION STRATEGY

        Gymboree seeks to significantly increase its current store base by opening new stores in major metropolitan malls, certain secondary regional malls and in select downtown street locations and airport terminals that satisfy its demographic and financial return criteria. In fiscal 1996, the Company opened 75 new stores and expanded 19 existing stores. Over the past year, the average size of new and relocated stores has increased to approximately 1,700 square feet. The Company plans to open 80 to 85 new stores in fiscal 1997, 12 of which were opened as of March 1, 1997. As indicated in the table below, the Company has achieved increasing geographic diversification within the United States in recent years. The Company started its international expansion by opening five retail stores in Canada during fiscal 1996. During fiscal 1997, the Company is planning to open approximately 15 stores in Canada, the United Kingdom and the Republic of Ireland. The Company's ability to continue to expand successfully in the future will depend on a number of factors, including the availability of suitable store locations, the negotiation of acceptable lease terms, the Company's financial resources and the ability to control the operational aspects of this growth.

        Gymboree expanded from two stores in California in 1986 to 361 stores in 48 states and 5 stores in 3 Canadian provinces as of March 1, 1997. The following table sets forth, by geographic region, the net number of stores opened and closed during each of the periods indicated:

                                           Fiscal Year
           --------------------------------------------------------------------------------
            Prior to
              1992         1992     1993     1994     1995      1996    1997(1)     Total
           -----------  --------  -------  -------  --------  -------  --------  ----------
East               35         8        9       14        14       17         3         100
Midwest             7        10        9       12        19       25         3          85
South               6         9       10       23        26       12         4          90
West               32         5       12        8        11       16         2          86
Canada              0         0        0        0         0        5         0           5
           -----------  --------  -------  -------  --------  -------  --------  ----------
Total              80        32       40       57        70       75        12         366
           ===========  ========  =======  =======  ========  =======  ========  ==========

(1) Includes stores opened through March 1, 1997.

        SITE SELECTION. In selecting new store sites, the Company typically looks for high traffic locations ranging from 1,500 to 3,000 square feet in regional malls, specialty centers and suburban main street locations. The Company's real estate department conducts extensive analysis of potential store sites and bases its selection on the performance of other specialty retail tenants, size of the market and demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and the number of young children in the trade area are important considerations. Although the Company's current stores are located primarily in regional malls, the Company has opened stores in alternative locations. In addition, the Company plans to relocate some higher volume stores within the same malls where it anticipates receiving a competitive advantage. There can be no assurance that the Company will continue to be successful in either obtaining favorable sites for its new stores or negotiating favorable lease terms for such sites.

        NEW STORE ECONOMICS. The Company's average cost for leasehold improvements, furniture and fixtures for stores opened in fiscal 1996 was approximately $207,000 per store, before landlord construction allowances. In addition, working capital requirements on these same stores, consisting almost entirely of inventory purchases, averaged approximately $61,000 per store. Average preopening costs per store, which are expensed as incurred, were $13,000 during fiscal 1996. Gymboree stores have typically achieved profitability at the store operating level within their first full quarter of operation, although there can be no assurance that new stores will continue to achieve the same levels of profitability.

PRODUCTS AND MERCHANDISING

        Gymboree's merchandise has evolved significantly over time. Prior to 1988, the Company offered unisex apparel for children ages six months to five years and a selection of non-apparel products, including toys. Since 1989, the Company has broadened its apparel merchandise assortment by developing separate boy's and girl's lines for children ages eighteen months to seven years, the GymBaby line for children ages newborn to eighteen months, and the Layette line for infants from newborn to three months. Gymboree currently offers customers an assortment of high quality, comfortable, fully coordinated lines of GYMBOREE(R) brand apparel and accessories, consisting primarily of pants, tops, overalls, dresses, socks, hats, crib shoes, swimwear, sweaters, outerwear, underwear, bedding and, to a limited extent, shoes. The Company's merchandising strategy focuses upon the quality and design of its apparel products and planned introduction of new product lines. The Company strives to create a distinctive look for its merchandise to enhance brand recognition and stimulate repeat purchases. Gymboree apparel is designed, manufactured, purchased and merchandised by line on a seasonal basis.

        Each of the Company's stores features six major merchandising presentations consisting of two boys' and two girls' lines, a Layette line, and a seasonal line of swimwear. In 1996 the Company merged the GymBaby line into Boy and Girl lines. Each merchandise line generally consists of approximately 60 to 150 clothing items, encompassing matching tops and bottoms, with similar color pallets, patterns and designs. Additionally, each line features a wide selection of related accessories that complement the apparel, such as coordinated socks, hats, crib shoes and hair accessories. In order to maintain the freshness of its merchandise, the Company regularly updates its assortments by rotating each line on an eleven to thirteen week selling cycle. Although Gymboree generally is unable to reorder items after a line has been purchased, the Company carefully monitors its rotation schedule and has the ability to move up the set-up of new lines based on selling demand. The Company does not typically use special sales promotions, however, merchandise in each line generally flows through a structured markdown process.

        Gymboree's customized wall systems display each merchandise line as a separate coordinated group. This presentation maximizes customer convenience in selection, creates a visually attractive selling environment and assists sales associates in the process of wardrobing, which, the Company believes, stimulates multiple purchases of matching items. Boy's and girl's lines are generally displayed on opposite walls and accessories are located adjacent to the coordinated line. A typical store offers approximately 200 to 250 styles of apparel and approximately 100 to 120 accessories and other non-apparel items.

DESIGN, SOURCING AND CONTRACT MANUFACTURING

        Gymboree apparel is characterized by colorful and distinctive designs, quality fabrications and construction and an excellent price/value relationship. The Company sources soft, comfortable and durable fabrics. The Company's merchandising and design team creates unique color combinations and original patterns for these fabrics and emphasizes functional features such as grow cuffs which allow for extended use of tops, pants and overalls as children grow.

        The Company manages the production of Gymboree apparel from the initial product concept, through color and pattern design, fabric development and testing, sample approval and testing and garment manufacturing. The Company believes that the vertical integration of its operations and the coordinated efforts of its merchandising and design, production, and financial planning teams enable Gymboree to create its distinctive offerings. The merchandising and design team determines the styles for merchandise based on an evaluation of current style trends as well as a review of the popularity of the prior year's products. This team works closely with the Company's financial planning team to select garment styles for each season. In conjunction with foreign buying agents, the production team arranges fabric sourcing and garment production while the quality team ensures that the final products satisfy Gymboree's detailed specifications and strict quality and safety standards. The process from initial product concept/design to finished product requires approximately ten months. Fabric and production commitments are made approximately six months before receipt of the finished garments at the Company's distribution center.

        Throughout the design process, Gymboree's financial planning team prepares financial plans for each line of clothing on an item-by-item basis. Certain proposed items in a line may be revised or replaced as a result of this team's financial analysis. This team also monitors inventories on a daily basis, prepares seasonal plans and develops unit production forecasts.

        The majority of Gymboree apparel is manufactured to its specifications by approximately 60 independent manufacturers, located primarily in the Far East (Hong Kong, China, Indonesia, Philippines, Thailand, Sri Lanka, and Saipan) and to a lesser extent in Honduras, Israel and the United States. The Company sources its fabric raw material from approximately 15 vendors. In fiscal 1996, the Company's product assortment was approximately 70% knit and 30% woven. In fiscal 1996, one vendor accounted for approximately 80% of the Company's cotton knit fabric purchases. Although the Company believes that other sources could be identified to satisfy its requirements for its cotton knit fabrics, the loss of this vendor, or a delay in obtaining fabric from this vendor, could have a material adverse effect on the Company's business and operating results. The Company does business with all of its vendors in United States currency and has not historically experienced any material difficulties as a result of any foreign political, economic or social instabilities, although there can be no assurance that it will not experience such difficulties in the future. The Company has no long-term contracts with suppliers and typically transacts business on an order-by-order basis.

        Gymboree's quality control team arranges with independent testing laboratories to test fabrics prior to cutting against established performance standards for quality and safety. During the prototype sampling stage and following manufacturing, the technical teams subject the merchandise to tests which ensure that construction, workmanship and fit, as well as the style and appearance of the garments, satisfy Gymboree's stringent specifications. Subsequently, the production and quality control teams review the garment test and bulk production inspection results to verify that the quality is consistent with Gymboree's high standards. Gymboree generally does not purchase its finished apparel products until manufacturing has been completed and the products have been approved by independent testing labs and Gymboree's quality control and production teams.

STORE OPERATIONS

        The primary objective of store management is to maximize sales by providing superior customer service. Store management is principally responsible for sales training and implementing performance evaluation systems. In a continuing effort to minimize sales associates' time away from customers, operational procedures are reviewed and streamlined by the store operations group prior to implementation at the store level. This group is also responsible for field and store staffing, daily sales motivation and central office to store communications. The Company's merchandising group also interacts with store personnel and is responsible for developing merchandise presentation plans that can be effectively implemented at the store level.

        Store operations are managed through 41 operating districts, divided into seven geographic regions. Each district manager is responsible for approximately eight stores. Stores are typically staffed with a manager, two assistant managers and several sales associates which varies with store volume. During the holiday selling season, staff levels are substantially increased to accommodate peak traffic levels.

        A number of Gymboree programs offers incentives to both sales associates and management. Sales associates receive compensation primarily in the form of hourly wages. Incentive structures are designed to maximize sales associates' average sales transactions. Scheduling procedures allocate payroll hours to sales associates based upon sales performance rather than simple availability. Other programs provide bonuses or cash awards to high achieving store personnel during contest periods, or to all employees of a store based on store sales achievements. District and regional managers receive compensation in the form of salaries, performance-based bonuses and stock options.

CUSTOMER SERVICE

        Customer service is a defining feature of the Gymboree corporate culture. The Company believes that knowledgeable and enthusiastic store personnel have a direct impact on profitability. Gymboree places great emphasis on the selling function through consistent and on-going training and evaluation systems which are initiated by the central office and administered by field management at all levels. The Company's store and district team leaders and regional team director spend the majority of their work week on Gymboree selling floors, providing leadership by coaching the sales staff and assisting customers through a time approach.

        Customer service is a high priority for Gymboree store team members. Gymboree's customer focus is emphasized in recruiting and, as measured by sales, is the primary component in the on-going evaluation of sales associates. The Company minimizes team members' time spent on administrative functions by centrally determining merchandise display and replenishment, markdowns and basic labor scheduling. By emphasizing friendliness, product knowledge and personal attention, the Company believes that Gymboree has established a reputation for excellent customer service.

STORE ENVIRONMENT

        Gymboree stores are designed to create an energetic and enjoyable shopping environment. The brightly lit stores and glass store fronts allow the colorful in-store environments to attract customers from the outside. Stores are constructed in an open manner which enables customers to see virtually all product offerings from the store's entrance.

        Customers enter the stores under natural wood colored arches supported by giant children's building blocks. The dramatic archways and Gymboree's logo attract the customer's attention, even from a distance. The Company believes that the playful image created by its store fronts is carried into the stores and maintained through product presentation and enthusiastic store personnel.

        Inside the store, merchandise is displayed on store walls by coordinated apparel lines, which allows easy accessibility and provides ample floor space for customers to maneuver strollers within the store. While parents shop, children are encouraged to play with small toys throughout the store and to enjoy Gymboree videos which run continuously throughout the day.

MARKETING AND PROMOTION

        To generate sales, Gymboree relies primarily on the location and design of its stores and word-of-mouth advertising and, to a lesser extent, cross-promotional activities with franchisees. The Company offers coupons for limited retail merchandise discounts on a semi-annual basis to participants in its Play Programs. Through their promotional activities on behalf of Gymboree play centers, franchisees promote the GYMBOREE(R) brand name through advertisements and periodic mailings. The Company's retail stores generally make play center information available to retail customers.

NEW BUSINESS OPPORTUNITIES

        The Company launched its first catalog at the beginning of fiscal 1996, and then closed operation of the catalog in January, 1997 in order to more fully devote time and effort to its retail stores. The estimated costs for the termination of this business, were recorded during the fourth quarter of fiscal 1996.

      The Company commenced international retail operations by opening five retail stores in Canada during fiscal 1996. The Company plans to open during fiscal 1997 up to 15 stores in Canada, the United Kingdom and the Republic of Ireland.

MERCHANDISE DISTRIBUTION

        The Company's merchandise production calendar provides significant lead time from the manufacturing completion date to the targeted in-store date. This typically enables consolidation of larger merchandise shipments on cost-efficient ocean carriers. The Company's transportation department coordinates shipments from contract manufacturers or vendors, and regularly monitors the timeliness of such shipments. Late merchandise is shipped on conference ocean carrier with the manufacturer paying the difference between the conference and non-conference ocean freight rates. The merchandise is shipped to the Port of Oakland, California where customs clearance takes place. Samples of all items are reviewed by U. S. Customs prior to actual merchandise shipments. This process reduces the customs clearance time and speeds the delivery of the merchandise to the Company.

        The Company's merchandise is received, inspected, processed, warehoused and distributed through its two distribution centers comprising 140,000 square feet leased distribution facilities in Hayward, California. Merchandise received at the distribution center is promptly reviewed and readied for shipment to the stores. The Company's store inventory levels are analyzed through the Company's central management information systems. Normally, merchandise is sent to the stores once per week, however, during certain seasonal periods, stores may receive more than one shipment per week. Various methods of domestic transportation are used, including truck, pool distribution and air freight.

        During 1997, the Company plans to construct a new 280,000 square feet distribution center on 15 acres which will be located in Dixon, California. The target opening for this new facility is January 1998.

MANAGEMENT INFORMATION SYSTEMS

        Gymboree's information systems provide integration of store, merchandising, distribution and financial systems. These systems operate on a Unix platform with a central minicomputer running a third party software package. Sales are updated daily in the merchandise reporting systems by polling sales information from each store's point-of-sale ("POS") terminals. The Company's POS system consists of registers providing price look-up, scanning of bar-coded tickets and credit authorization. Through automated two-way electronic communication with each store, sales information, payroll hours and store initiated transfers are uploaded to the host system, and price changes are downloaded to the POS devices. The communication with the stores also enables the Company to receive physical inventory details and send electronic mail. Information obtained from daily polling results in automatic merchandise replenishment in response to the specific unit inventory requirements of each store. The Company evaluates information obtained through daily reporting to implement merchandising decisions regarding markdowns and allocation of merchandise.

        In the first quarter of 1997, Gymboree implemented a client/server GUI based system for merchandise allocation and replenishment (MARS). MARS replaces the legacy computer-aided distribution system which required time-consuming manual corrections. MARS has eliminated much of this manual effort and has increased time for allocation analysis and better tailors merchandise replenishments to business needs. Other features of MARS are drill down/up capabilities, a decrease in the communication time to the Distribution Center, improved reporting capabilities, and a reduced processing load on the host system.

        The Company is in the process of installing a new PC based, in-store POS system throughout all stores within the chain in 1997. This new system configuration will allow for faster customer checkout, integrated tender authorizations, and automatic collection of detailed sales data for analysis.

        The Company believes that its management information systems are an important factor in allowing the Company to efficiently support its growth and maintain a competitive industry position. The Company is committed to utilizing technology to enhance its competitive position and has installed a computer-aided design system to automate certain merchandise design and production functions, and a client/server based production system.

        In the event that the Company's existing management information systems are inadequate to support the Company's operations or its change over to the new MARS and POS system is disruptive to operations, the Company's business and operating results could be materially adversely affected.

PLAY PROGRAMS

        As of February 2, 1997, the Company's Play Programs included 13 Company-operated play centers in California and approximately 377 franchisee-operated play centers, of which approximately 80% of the play centers are located in the United States, and the remaining 20% are located in foreign countries, including Australia, Canada, Colombia, France, Indonesia, Korea, Mexico, Singapore and Taiwan. The Company believes that its Play Programs provide attractive cross-marketing opportunities for Gymboree stores and further strengthen the GYMBOREE(R) brand name recognition with retail customers. See "--Marketing and Promotion."

        The Gymboree Play Programs are designed to enhance early childhood development through fun-filled sensory and motor activities, which engage children through sight, touch, sound and movement. Motor skill development is stimulated through physical play and exercise in an exciting, safe environment which includes colorful, developmentally appropriate play equipment. The Gymboree Play Program generally involves weekly 45-minute classes offered throughout the year. Classes are designed to interest and challenge children through activities that are tailored to enhance mental and physical development as well as to provide opportunities for socializing. In addition to sliding, climbing, jumping and running, classes include music, structured play activities, games and a finale featuring a colorful parachute, songs, bubbles and GYMBO(R) the clown. Parents are generally present at play classes and participate in the activities with their children.

        Gymboree classes are offered to children ages newborn to six years old. CradleGym (birth through 3 months) focuses on parent support and discussion topics, as well as parent-child interaction through music, gentle movement and at-home play ideas. In BabyGym classes (3-12 months) babies and parents enjoy exploring the play equipment, socializing and music as well as an opportunity to exchange parenting information. The Gymboree I, II and III programs (1-2 1/2 years) focus on developing balance, refining motor skills and building toddler confidence and self-esteem through activities and play. In GymGrad classes
(2 1/2-4 years), children are introduced to pre-sport skills and non-competitive games which are designed to promote physical development and social skills such as cooperation. GymKids (4-5 years) is a parent-optional program which emphasizes drama, creative movement and pre-sport skills.

        The Company's standard franchise agreement provides for an initial term of ten years. Upon signing the franchise agreement, each domestic and Canadian franchisee currently pays an initial fee ranging from $35,000 for the franchisee's first play center location to $20,000 for the fourth (and each subsequent) location, and each international (excluding Canadian) franchisee pays an initial fee ranging from $75,000 to $500,000. The franchises are renewable for one additional ten year term, and Gymboree receives no fee upon the renewal of the franchise from domestic franchisees. The Company receives a royalty of 6% of each domestic franchisee's gross receipts from operations, and a fee of approximately $10,500 upon the transfer of a franchise from one domestic franchisee to another. Currently, Gymboree supplies the franchisees with program aids, equipment and consumer products and conducts initial and ongoing training programs.

        Gymboree will be offering franchises for sale in new market areas in fiscal 1997. During fiscal 1996, the Company made no such offerings.

TRADEMARKS AND SERVICE MARKS

        The Company is the owner in the United States of the trademark and service mark "GYMBOREE", and the trademarks "GYMBO" and "GYMBABY", among others. These marks and certain other of the Company's marks are registered in the United States Patent and Trademark Office, and the mark "GYMBOREE" is also registered, or is the subject of pending applications, in approximately 45 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. The Company's rights in the "GYMBOREE" mark and other marks are a significant part of the Company's business. Accordingly, the Company intends to maintain its mark and the related registrations. The Company is not aware of any material claims of infringement or other challenges to the Company's right to use its mark in the United States.

COMPETITION

        The children's apparel segment of the specialty retail business is highly competitive. The Company competes with GapKids (a division of The Gap, Inc.) and certain leading department stores as well as certain discount retail chains such as Kids'R'Us (a division of Toys'R'Us, Inc.). Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. Many of these competitors are larger and have substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully with them in the future. The principal competitive factors in the Company's market include quality and variety of merchandise, price, brand-name recognition, customer service, convenience and the attractiveness of the stores.

        Gymboree's play program competes with various regional and local play programs on the basis of the reputation and quality of programs, convenience and price.

EMPLOYEES

        As of February 2, 1997, the Company had over 6,500 employees. In addition, a significant number of seasonal employees are hired during each holiday selling season. None of the Company's employees is represented by a labor union, and the Company believes that its relationship with its employees is good.

        James P. Curley..............   41       Senior Vice President, Chief
                                                 Financial Officer/Chief
                                                 Administrative Officer and Director
        Cynthia S. Dennis............   39       Senior Vice President and General Merchandise
                                                 Manager of New Business Development
        Mindy C. Meads...............   45       Senior Vice President and General
                                                 Merchandise Manager

  Officers
        Walter J. Blum...............   45       Vice President, Distribution
        JoAnn H. Davis...............   53       Vice President, Real Estate
        Diana Dobbs-Melton...........   33       Vice President, Planning & Distribution
        John Estill..................   36       Vice President of the United Kingdom
        John Mazurk..................   43       President of Play Programs
        Trudi A. Muller..............   38       Vice President, Design
        Joseph T. Prusko.............   42       Vice President and Treasurer
        George A. Rodriguez..........   38       Vice President, Production and Sourcing
        Michelle Van Hoose...........   40       Vice President, Human Resources


        Mr. Stuart G. Moldaw resumed the position of Chairman of the Board of Directors of the Company in January 1994. Mr. Moldaw has been a director of the Company since May 1982 and served as Chairman from January 1990 until January 1993. Until February 1990, Mr. Moldaw was a general partner, and is currently a special venture partner of U.S. Venture Partners, a venture capital investment firm. Mr. Moldaw is a director and Chairman Emeritus of Ross Stores, Inc.

        Mr. Gary White has been President, Chief Executive Officer and director of the Company since February 1997. Mr. White joined the Company as Senior Vice President and Chief Operating Officer in January 1996. Prior to joining the Company, Mr. White was Executive Vice President of Mervyn's, a division of Dayton Hudson Corporation until January 1996. Mr. White was employed by Dayton Hudson Corporation since 1976 having served in various positions as an officer with Dayton Hudson from January 1988 to January 1996.

        Mr. James P. Curley has been Chief Administrative Officer and director of the Company since February 1996 and has been Senior Vice President and Chief Financial Officer since July 1992. From May 1989 to July 1992, Mr. Curley was Senior Vice President, Chief Financial Officer and Treasurer of Gantos, Inc., an apparel retailer. Mr. Curley is a director of West Marine, Inc., a boating supplies retailer.

        Ms. Cynthia S. Dennis has been Senior Vice President and General Merchandise Manager of New Business Development since December 1995. Ms. Dennis previously served as the Company's Senior Vice President and General Merchandise Manager from December 1994 to December 1995; Vice President, Production and Merchandising from January 1994 to December 1995; Vice President, Production from November 1991 to January 1994; and was the Company's merchandiser from February 1990 to November 1991.

        Ms. Mindy C. Meads joined the Company as Senior Vice President and General Merchandise Manager in March 1996. Previously, Ms. Meads was with Lands' End, Inc. as Senior Vice President of Merchandising & Design since 1994 and Vice President, General Merchandise Manager from 1991 until 1994.

        Mr. Walter J. Blum joined Gymboree as Director of Distribution in January 1992, and was promoted to Vice President of Distribution in April 1994. Prior to joining the Company, Mr. Blum was Director of Operations for Electronic Arts, an entertainment software developer and distributor, from July 1990 to October 1991. From November 1988 to July 1990, Mr. Blum was Director of Distribution Services for Imaginarium, a specialty retail toy company.

        Ms. JoAnn H. Davis has been Vice President of Real Estate, Construction and Store Planning since March, 1997. Ms. Davis joined Gymboree as Vice President of Real Estate in July 1995 and served in that capacity until March, 1997. Prior to joining the Company, Ms. Davis provided consulting services to the Company from July 1994 until July 1995. Ms. Davis served as President of Davis McKinney Associates, a real estate consulting company, from July 1992 to July 1995. From May 1988 to July 1992, Ms. Davis was Vice President of Real Estate for Trans World Entertainment, a specialty retail music company.

        Ms. Diana Dobbs-Melton joined Gymboree in February 1996 as Vice President of Planning and Distribution. From February 1995 until joining the Company, Ms. Dobbs-Melton was the Senior Director of Planning and Distribution for GapKids, a division of the Gap, Inc. From March 1994 to February 1995, Ms. Dobbs-Melton was the Senior Director of Planning and Distribution for the International Gap and GapKids Divisions. From March 1991 to March 1994, Ms. Dobbs-Melton was Director of Planning and Distribution for the same division. On March 14, 1997, Ms. Dobbs-Melton passed away from complications of child birth.

        Mr. John Estill joined Gymboree in June, 1996 as Vice President of the United Kingdom. From March 1992 through July 1995, Mr. Estill was Retail Director for Episode, a stylized women's wear retailer. From January 1988 until December, 1991 he was Retail Sales Director for Next Retail, Ltd., a specialty department store. Both Episode and Next Retail are located in the United Kingdom.

        Mr. John Mazurk joined Gymboree in August 1996, as President, Play Programs. From January 1994 until joining the Company, Mr. Mazurk was Vice President for Broadway Stores, Inc. From January 1977 to January 1994, Mr. Mazurk was Vice President General Manager for Burdines, a division of Federated Department Stores, Inc.

        Ms. Trudi A. Muller joined the Company in January 1996 as Vice President of Design. From September 1995 until joining the Company, Ms. Muller was Director of Product Development for Kids Mart/Little Folks Shop. From January 1995 to September 1995, Ms. Muller was Manager of Children's Product for the Broadway Stores. From July 1993 to January 1995, Ms. Muller was Director of Product Development for Story Book Heirlooms. From January 1991 to July 1993, Ms. Muller was the owner and designer of Trudiwear, specialty children's wear apparel.

        Mr. Joseph T. Prusko has been Vice President and Treasurer of the Company since March, 1997. Mr. Prusko joined Gymboree in November 1994 as Vice President and Controller and served in that capacity until March, 1997. Prior to joining the Company, Mr. Prusko had been Vice President of Finance at Waldenbooks, a subsidiary of Kmart, since December 1989. From August 1983 until December 1989, Mr. Prusko was Controller for Pearle Vision Centers, retail optical stores.

        Mr. George A. Rodriguez joined Gymboree as Director of Sourcing in October 1992 and assumed the position of Director of Sourcing and Production in January 1994. Since May 1995, Mr. Rodriguez has been Vice President, Sourcing and Production of the Company. Prior to joining the Company, Mr. Rodriguez was Sourcing and Production Manager for Generra Sportswear, a young men's and junior sportswear company, from November 1989 until April 1992.

        Ms. Michelle Van Hoose has been Vice President, Human Relations, since October 1996. Ms. Van Hoose joined Gymboree in June 1995, as Director of Human Resources. From March 1993 to June 1995, Ms. Van Hoose was Director of Human Resources for H2O Plus, a retail cosmetic organization. Prior to that, Ms. Van Hoose held numerous positions with The GAP from September 1992 to March 1993 and with Eddie Bauer from February 1987 to September 1992.


ITEM 2. PROPERTIES

        The Company's 45,000 square foot corporate headquarters is located in an office facility in Burlingame, California, which the Company occupies under a lease expiring in 1999. During 1996, the Company leased a nearby building of 25,000 square feet, which expires in 1999.

        The Company's distribution centers are located in 140,000 square foot facilities in Hayward, California, which the Company occupies under a lease expiring in 1998.

        During 1997, the Company plans to construct a new 280,000 square foot distribution center on 15 acres which will be located in Dixon, California. The Company is close to purchasing the land and will commence construction in May 1997.

        At February 2, 1997, the Company's 354 stores included an aggregate of approximately 519,000 square feet of space. The Company's stores are all leased, typically for a ten-year term. In most cases, the Company pays a minimum rent plus a percentage rent based on the store's net sales in excess of a certain threshold. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. See Note 3 of Notes to Consolidated Financial Statements.


ITEM 3. LEGAL PROCEEDINGS

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                           PART II

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      The Company's Common Stock is traded on the Nasdaq National Market under the symbol "GYMB". The following table sets forth the quarterly high and low sale prices per share, as reported on the Nasdaq National Market.


                          FISCAL 1996                  FISCAL 1995
                    HIGH              LOW         HIGH                 LOW
First Quarter      $29              $17 3/4      $28 1/4             $21 1/2
Second Quarter      35 3/4           20 1/8       32 3/8              20 7/8
Third Quarter       33 5/8           23 3/8       37 1/4              18 3/4
Fourth Quarter      34 3/4           21 1/4       25 1/8              14 3/8

        As of March 31, 1997, the approximate number of holders of record of the Company's Common Stock was 786. The Company has never declared or paid cash dividends on its Common Stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

        On February 28, 1997, the Company announced that its Board of Directors had authorized a repurchase program in which shares of its Common Stock with an aggregate value of $30 million may be purchased by the Company in the open market. See Note 9 of Notes to Consolidated Financial Statements.

        In March 1997, the Company adopted a Stockholder Rights Plan (the "Plan"). The Plan entails a dividend of one right for each outstanding share of the Company's common stock. The rights are represented by and traded with the Company's common stock. There are no separate certificates or market for the rights. The rights do not become exercisable or trade separately from the common stock unless 17.5% or more of the common stock of the Company has been acquired, or after a tender or exchange offer is made for 17.5% or greater ownership of the Company's common stock. Should the rights become exercisable, each right will entitle the holder thereof to buy 1/1,000th of a share of the Company's Series A Preferred Stock at an exercise price of $125. Each 1/1,000th of a share of the new Series A Preferred Stock will essentially be the economic equivalent of one share of common stock. Under certain circumstances, the rights "flip-in" and become rights to buy the Company's common stock at a 50% discount. Under certain other circumstances, the rights "flip-over" and become rights to buy an acquirer's common stock at a 50% discount.

     The rights may be redeemed by the Company for $0.01 per right at any time on or prior to the fifth day (or a later date as determined by the Board of Directors) following the first public announcement by the Company of the acquisition of beneficial ownership of 17.5% of the Company's common stock.


 ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is incorporated herein by reference to page 1 of the 1996 Annual Report to Stockholders filed as Exhibit
 13.1 to this Annual Report on Form 10-K.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is incorporated herein by reference to pages 2 through 7 of the 1996 Annual Report to Stockholders filed as Exhibit
 13.1 to this Annual Report on Form 10-K, and to Note 9, Subsequent Events, which covers a complete discussion of a Stock Repurchase Program and a Stockholder Rights Plan, which is incorporated by reference on page 21 of the 1996 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this item is incorporated herein by reference to pages 8 through 24 of the 1996 Annual Report to Stockholders filed as
 Exhibit 13.1 to this Annual Report on Form 10-K.

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Nominees" and "Additional Information-Compliance with Section 16(a) of the Securities Exchange Act" in the 1996 Proxy Statement. See also Item 1.


 ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Compensation of Directors" and "Additional Information - Executive Compensation" in the 1996 Proxy Statement.

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the section entitled "Additional Information - Security Ownership" in the 1996 Proxy Statement.


 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the sections entitled "Additional Information - Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and " Additional Information - Compensation Committee Interlocks and Insider Participation" in the 1996 Proxy Statement.

                                     PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM  8-K

  (A)(1)  FINANCIAL STATEMENTS

      The following documents are incorporated by reference to pages 8 through 24 of the 1996 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.


               Consolidated Balance Sheets as of February 2, 1997 and February 4, 1996
               Consolidated Statements of Income for each of the three fiscal years ended February 2, 1997
               Consolidated Statements of Cash Flows for the three fiscal years ended February 2, 1997
               Consolidated Statements of Stockholders' Equity for the three fiscal years ended February 2, 1997
               Notes to Consolidated Financial Statements
               Independent Auditors' Report

  (A)(2)  FINANCIAL STATEMENT SCHEDULES

       Financial statement schedules have been omitted because they are not required or are not applicable.

  (A)(3)  EXHIBITS

     Exhibit
     Number     Description
     ------     -----------
        3.1     Restated Certificate of Incorporation of Registrant.(1)

        3.2     Bylaws of Registrant.(1)

        4.1     Article III of Restated Certificate of Incorporation of
                Registrant (See Exhibits 3.1).(1)

        4.2     Form of certificate for Common Stock.(1)

        10.1    1983 Incentive Stock Option Plan, with form of stock Option
                Agreement.(1)

        10.2    1993 Stock Option Plan, with form of Stock Option Agreement.(4)

        10.3    1993 Employee Stock Purchase Plan.(1)

        10.4    Amended Line of Credit Agreement with Bank of America dated
                October 27, 1995.(3)

        10.5    Line of Credit Agreement with CoreStates Bank dated August 2,
                1994.(2)

        10.6    Amended Lease Agreement for 700 Airport Blvd., Suite 200,
                Burlingame, California.(2)

        10.7    Amended Lease Agreement for distribution center.(3)

        10.8 California Uniform Franchise Offering Circular, including form of Franchise Agreement.(1)

        10.11   Restricted Stock Purchase Agreement with Nancy J. Pedot.(2)

        10.12   Lease Agreement for 770 Airport Blvd., Burlingame, CA

        10.13   Deferred Compensation Agreement

        11.1    Statement re Computation of Net Income Per Share.

        13.1    1996 Annual Report to Stockholders

        23.1    Independent Auditors' Consent

        27.1    Financial Data Schedule


(B)     REPORTS ON FORM 8-K

        A report on Form 8-K was filed on February 28, 1997, announcing the election of Jerome A. Chazen, a new director and the resignation of Ms. Nancy Pedot, from her positions as President, Chief Executive Officer and Director, as of February 14, 1997. Gary White, formerly Chief Operating Officer and Senior Vice President of the Company, has been appointed to the positions of President, Chief Executive Officer and Director.


----------

      (1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 18,1993 ( File No. 33-58322), as amended.

      (2) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

      (3) Incorporated by reference to the Registrant's 1995 Annual Report on Form 10-K filed with the Commission on May 2, 1996.

      (4) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended by numbers 33-60310, 33-90452, 33-94594 and 333-10811.

                            THE GYMBOREE CORPORATION


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               THE GYMBOREE CORPORATION


   May 5, 1997                       By:         /s/ Gary White
--------------------                        --------------------------------
      (Date)                                          Gary White
                                           President and Chief Executive Officer
                                                     and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               NAME                                    TITLE                                 DATE
               ----                                    -----                                 ----
       /s/ Stuart G. Moldaw              Chairman of the Board of Directors             May 5, 1997
------------------------------------
         Stuart G. Moldaw


          /s/ Gary White               President and Chief Executive Officer            May 5, 1997
------------------------------------               and Director
            Gary White


      /s/ Arthur S. Berliner                          Director                          May 5, 1997
------------------------------------
        Arthur S. Berliner


       /s/ Jerome A. Chazen                           Director                          May 5, 1997
------------------------------------
         Jerome A. Chazen


        /s/ James P. Curley                  Senior Vice President and                  May 5, 1997
------------------------------------       Chief Financial Officer/Chief
          James P. Curley                      Administrative Officer
                                                   and Director
                                       (Principal financial and accounting
                                            officer of the registrant)


        /s/ Walter F. Loeb                            Director                          May 5, 1997
------------------------------------
          Walter F. Loeb


       /s/ Barbara L. Rambo                           Director                          May 5, 1997
------------------------------------
         Barbara L. Rambo


       /s/ Peter L. Thigpen                           Director                          May 5, 1997
------------------------------------
         Peter L. Thigpen


    /s/ William U. Westerfield                        Director                          May 5, 1997
------------------------------------
      William U. Westerfield

                            THE GYMBOREE CORPORATION

                                  EXHIBIT INDEX

EXHIBIT
NUMBER
------

 10.12 Lease Agreement for 770 Airport Blvd., Burlingame, CA dated October 11, 1996

 10.13   Deferred Compensation Agreement

  11.1   Statement re: Computation of Net Income per Share

  13.1   1996 Annual Report to Stockholders

  23.1   Independent Auditors' Consent

  27.1   Financial  Data Schedule