Form 10-Q
period 1997-05-03
GYMBOREE CORP
filed 1997-06-17
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  MAY 3, 1997
                                                    OR

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





    Number of shares of common stock outstanding at May 21, 1997: 24,865,521

                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Statements of Income..........................   3
              Consolidated Balance Sheets................................   4
              Condensed Consolidated Statements of Cash Flows............   5
              Notes to Consolidated Financial Statements.................   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................   7

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities......................................  10

     Item 4.  Submission of Matters to a Vote of Security Holders........  11

     Item 6.  Exhibits and Reports on Form 8-K...........................  11

SIGNATURES    ...........................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)

                                                       13 WEEKS ENDED
                                                 --------------------------
                                                 MAY 3, 1997    MAY 5, 1996
                                                 -----------    -----------
NET SALES                                         $ 85,240       $ 69,103
COST OF GOODS SOLD, INCLUDING
  BUYING AND OCCUPANCY EXPENSES                    (46,294)       (35,447)
                                                  --------       --------
      GROSS PROFIT                                  38,946         33,656
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES       (26,306)       (20,815)
PLAY PROGRAM INCOME                                      0            128
                                                  --------       --------
      OPERATING INCOME                              12,640         12,969
INTEREST INCOME                                      1,010            890
                                                  --------       --------
      INCOME BEFORE INCOME TAXES                    13,650         13,859
INCOME TAXES                                        (5,051)        (5,266)
                                                  --------       --------
      NET INCOME                                  $  8,599       $  8,593
                                                  ========       ========

NET INCOME PER SHARE:
      PRIMARY                                     $   0.34       $   0.34
      FULLY DILUTED                               $   0.34       $   0.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
      PRIMARY                                       25,428         25,444
      FULLY DILUTED                                 25,514         25,574


NUMBER OF STORES AT END OF PERIOD                      380            305


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



ASSETS
                                                              MAY 3, 1997       FEB 2, 1997       MAY 5, 1996
                                                              -----------       -----------       -----------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                    $   7,725         $   8,027         $  11,476
  INVESTMENTS                                                     73,458            82,360            74,983
  ACCOUNTS RECEIVABLE                                              4,654             4,336             4,319
  MERCHANDISE INVENTORIES                                         36,568            48,979            29,091
  PREPAID EXPENSES AND OTHER                                       1,553             1,893             2,342
                                                               ---------         ---------         ---------
       TOTAL CURRENT ASSETS                                      123,958           145,595           122,211
                                                               ---------         ---------         ---------

PROPERTY AND EQUIPMENT:
  LEASEHOLD IMPROVEMENTS                                          48,765            44,231            34,657
  FURNITURE, FIXTURES AND EQUIPMENT                               52,399            45,820            28,143
                                                               ---------         ---------         ---------
                                                                 101,164            90,051            62,800
  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                 (21,748)          (19,465)          (13,554)
                                                               ---------         ---------         ---------
                                                                  79,416            70,586            49,246

OTHER ASSETS                                                       1,158               728               517
                                                               ---------         ---------         ---------

       TOTAL ASSETS                                            $ 204,532         $ 216,909         $ 171,974
                                                               =========         =========         =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                                       $   9,960         $  21,949         $   9,794
  ACCRUED LIABILITIES                                             10,423            11,825             9,843
  INCOME TAXES PAYABLE                                             7,407             6,631             8,408
                                                               ---------         ---------         ---------
       TOTAL CURRENT LIABILITIES                                  27,790            40,405            28,045
                                                               ---------         ---------         ---------

DEFERRED RENT AND OTHER                                           16,008            14,571            11,310

STOCKHOLDERS' EQUITY:
  COMMON STOCK, INCLUDING EXCESS PAID-IN CAPITAL
    ($.001 PAR VALUE: 100,000,000 SHARES AUTHORIZED;
    24,962,356, 25,324,060 AND 25,042,605 SHARES
    OUTSTANDING AT MAY 3, 1997, FEBRUARY 2, 1997,
    AND MAY 5, 1996, RESPECTIVELY)                                52,762            62,694            57,355
  RESTRICTED STOCK DEFERRED COMPENSATION                            (337)             (753)           (1,043)
  UNREALIZED CHANGE IN VALUE OF INVESTMENTS                           13               219              (269)
  CUMULATIVE TRANSLATION ADJUSTMENT                                  (75)                1                 0
  RETAINED EARNINGS                                              108,371            99,772            76,576
                                                               ---------         ---------         ---------
TOTAL STOCKHOLDERS' EQUITY                                       160,734           161,933           132,619
                                                               ---------         ---------         ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $ 204,532         $ 216,909         $ 171,974
                                                               =========         =========         =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     13 WEEKS ENDED
                                                              ----------------------------
                                                              MAY 3, 1997      MAY 5, 1996
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $  8,599         $  8,593
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                  2,828            1,852
   Non-cash compensation expenses                                   416               96
   Loss on disposal of property and equipment                       520              410
   Provision for deferred income taxes                              397             (168)
   Tax benefit from exercise of stock options                       130              162
   Cumulative translation adjustment                                (76)              --

   Change in assets and liabilities:
     Accounts receivable                                           (318)          (1,451)
     Merchandise inventories                                     12,411            8,561
     Prepaid expenses and other assets                             (311)            (257)
     Accounts payable                                           (11,989)             137
     Accrued liabilities                                         (1,578)            (894)
     Income taxes payable                                           776            2,164
     Deferred rent and other                                      1,437            1,872
                                                               --------         --------
Net cash provided by operating activities                        13,242           21,077
                                                               --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                             (12,178)          (8,100)
Proceeds from sales (purchase) of marketable securities           8,696          (10,761)
                                                               --------         --------
Net cash used in investing activities                            (3,482)         (18,861)
                                                               --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                             440              505
Repurchase of common stock                                      (10,502)              --
                                                               --------         --------
Net cash (used) provided by financing activities                (10,062)             505
                                                               --------         --------

Net (decrease) increase in cash and cash equivalents               (302)           2,721

CASH AND CASH EQUIVALENTS:
Beginning of quarter                                              8,027            8,755
                                                               --------         --------
End of quarter                                                 $  7,725         $ 11,476
                                                               ========         ========

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes                     $  3,787         $  3,189
                                                               ========         ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
          The unaudited interim consolidated financial statements of The Gymboree Corporation and its wholly-owned subsidiaries (the "Company") as of and for the period ended May 3, 1997 and May 5, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

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

2.   MERCHANDISE INVENTORIES
          Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost or market.

3.   INCOME TAXES
         The Company's effective tax rate in the first quarter of fiscal 1997 was 37%, compared to 38% for the same period last year.

4.   STOCK REPURCHASE PLAN
         In February 1997, the Board of Directors authorized the Company to repurchase up to $30 million of its outstanding common stock in the open market. The Company had spent $10.5 million to repurchase 395,000 shares of common stock as of May 3, 1997 .

5.   RECENTLY ISSUED ACCOUNTING STANDARD
         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997. At that time the company will restate earnings per share (EPS) data for prior periods to conform with SFAS No. 128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible debt instruments or other securities or contracts to issue common stock were exercised or converted into common stock. If

     SFAS No. 128 had been in effect during the current and prior year periods, basic and diluted EPS would have been $0.34 for the quarters ended May 3, 1997 and May 5, 1996.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                           AS A PERCENTAGE OF NET SALES         PERCENTAGE CHANGE
                                           FOR THE THIRTEEN WEEKS ENDED         IN DOLLAR AMOUNTS
                                        ---------------------------------     FROM 1996 TO 1997 FOR
                                        MAY 3, 1997           MAY 5, 1996    THE THIRTEEN WEEK PERIOD
                                        -----------           -----------    ------------------------
NET SALES                                  100.0%                100.0%                23.4%
COST OF GOODS SOLD, INCLUDING
  BUYING AND OCCUPANCY EXPENSES            (54.3)                (51.3)               (30.6)
                                           -----                 -----               ------

      GROSS PROFIT                          45.7                  48.7                 15.7
SELLING, GENERAL AND                       (30.9)                (30.1)               (26.4)
ADMINISTRATIVE
  EXPENSES
PLAY PROGRAM INCOME                          0.0                   0.2               (100.0)
                                           -----                 -----               ------

      OPERATING INCOME                      14.8                  18.8                 (2.5)
INTEREST INCOME                              1.2                   1.3                 13.4
                                           -----                 -----               ------

      INCOME BEFORE INCOME TAXES            16.0                  20.1                 (1.5)
INCOME TAXES                                (5.9)                 (7.7)                 4.1
                                           -----                 -----               ------

      NET INCOME                            10.1%                 12.4%                 0.1%
                                           =====                 =====               ======
NUMBER OF STORES AT END OF PERIOD            380                   305

THIRTEEN WEEKS ENDED MAY 3, 1997 COMPARED TO THIRTEEN WEEKS ENDED  MAY 5, 1996
------------------------------------------------------------------------------

NET SALES
     Net sales in the first quarter of fiscal 1997 increased 23% to $85.2 million compared to $69.1 million in the same period last year. Sales for the 27 stores opened in the first quarter of fiscal 1997 contributed $3.5 million of the increase in net sales. Stores opened prior to fiscal 1997, but not qualifying as comparable stores, in addition to eight stores that were expanded in fiscal 1997, contributed $11.7 million of the increase in net sales. Comparable store net sales increased 2% in the first quarter and contributed $0.9 million of the increase in net sales.

GROSS PROFIT
     Gross profit for the thirteen weeks ended May 3, 1997 increased 16% to $38.9 million from $33.7 million in the same period last year. As a percentage of net sales, gross profit was 45.7% in the first quarter of fiscal 1997 compared to 48.7% in the same period last year. The decrease in gross profit, as a percentage of sales, was primarily due to higher markdowns taken in the first quarter of 1997.

    The Company is planning higher average per store inventory levels for the balance of 1997 as compared to 1996. While the increase in average per store inventory levels is expected to have a favorable impact on comparable store sales, this may result in downward pressure on gross profit as a percentage of sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses ("S, G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to 30.9% of net sales in the first quarter of fiscal 1997, compared to 30.1% of net sales in the same period last year.

     The increase in S, G&A expenses, as a percentage of net sales, was primarily due to the increases in store payroll and expenses related to the resignation of the Company's chief executive officer in February, 1997, which resulted in a one time pre-tax charge of $900,000.

     The Company expects total S, G&A expenses, as a percentage of net sales, to decline slightly in fiscal 1997 due to a planned increase in comparable store sales and the discontinuation of the Company's catalog business at the end of fiscal 1996. However, this decline is expected to be partially offset by expenses associated with the addition of new stores located in Canada, and the launch of the Company's international expansion into the United Kingdom and the Republic of Ireland.

INTEREST INCOME
     Interest income increased to $1.0 million during the first quarter of 1997 from $890,000 during the first quarter of the prior year. The increase in interest income is primarily due to increased yields on investments during the first quarter of 1997 as compared to the first quarter of 1996.

INCOME TAX
    The Company's effective tax rate in the first quarter of fiscal 1997 was 37%, compared to 38% for the same period last year. The decrease was due to a lower aggregate state tax rate than the prior year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    The decline in cash provided by operating activities in the first quarter of 1997 compared to the first quarter of 1996 was primarily attributable to the timing of certain payables at the 1996 year-end. Cash provided by operating activities of $13.2 million was primarily attributable to $8.6 million of net income and $2.8 million of depreciation and amortization. Cash used in investing activities of $3.5 million for the first quarter of 1997 related primarily to $12.2 million in capital expenditures for new store openings and the relocation and/or expansion of certain existing stores, offset by $8.7 million from sales of certain marketable securities. Cash used in financing activities of $10.1 million was primarily due to the Company's common stock repurchase program. As of May 3, 1997, $10.5 million of the Company's common stock had been repurchased.

   The combined balances of cash, cash equivalents and investments were $81.2 million at May 3, 1997, a decrease of $9.2 million from February 2, 1997. Working capital as of May 3, 1997 was $96.2 million compared to $105.2 million at the end of fiscal 1996. The decrease in working capital was primarily due to the Company's common stock repurchase program and a decrease in inventory, partially offset by a decrease in accounts payable. The Company's investments consist largely of short-to-medium term investment grade securities.

     The Company estimates that capital expenditures during fiscal 1997 will be between $50 million and $60 million, and will be principally used to fund the opening of approximately 75 to 85 new stores, to remodel or expand approximately 25 existing stores, to complete the all store roll-out of the In-Store POS system and to construct a new 300,000 square foot distribution center on 15 acres of land located in Dixon, California. The Company purchased the land and commenced construction in May 1997. The target opening for this new facility is January 1998.

     The Company has no long term debt and did not require any cash borrowings in the first thirteen weeks of fiscal 1997 or 1996. The Company currently has lines of credit that allow up to $100 million of long-term unsecured letters of credit. As of May 21, 1997, $57.9 million was available. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories.

     The Company anticipates that cash generated from operations, together with its existing cash resources, and funds available from its current letter of credit facilities will be sufficient to satisfy its cash needs through at least fiscal 1998.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
   This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations, including statements regarding anticipated store openings, completion of a distribution center and future comparable store net sales, inventory, expense and liquidity levels. There can be no assurance that actual results will not vary materially from results projected in such forward-looking statements as a result of a number of factors, including competitive market conditions, levels of discretionary consumer spending, general economic conditions, the degree of promotional pricing activity by the Company, inventory levels, and the ability of the Company to successfully identify and respond to emerging children's fashion trends, to effectively monitor and control costs, and to effectively manage anticipated international and domestic growth. Other factors that may cause actual results to differ materially include those set forth in the reports that the Company files from time to time with the Securities and Exchange Commission.

Other factors that may affect future performance include the following:

INVENTORY LEVELS
   The Company is planning higher average per store inventory levels in 1997 as compared to 1996. While the increase in average per store inventory levels is expected to have a favorable impact on comparable store sales, there can be no assurance that the Company will experience increases in comparable store sales.

INTERNATIONAL EXPANSION

   In fiscal 1997, the Company plans to further its international expansion in Canada, the United Kingdom and the Republic of Ireland. During the first quarter of fiscal 1997, the Company opened two additional stores in Canada, bringing the number of stores in Canada to seven. The success of this planned expansion will depend upon a number of factors, including the availability of suitable store locations, the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees, of which there can be no assurance.


PART II.  OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 16, 1997 at which the stockholders voted on proposals as follows:

                                                   Votes Against    Abstentions
                                       Votes for    or Withheld    and Non-Votes
                                       ---------    -----------    -------------
        Election of Directors:
          Arthur S. Berliner           20,348,280    2,285,081      2,385,457
          Walter F. Loeb               20,359,460    2,273,901      2,385,457
          Peter L. Thigpen             20,360,355    2,273,006      2,385,457

        Ratify the appointment of
          Deloitte & Touche LLP as
          independent auditors for
          fiscal 1997.                 22,599,764       25,875      2,393,179


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

              4.3 Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of The Gymboree Corporation. (4)

              4.4 Preferred Stock Rights Agreement, date as of March 17, 1997, between The Gymboree Corporation and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (5)

               11  Computation of Net Income per Share

               27  Financial Data Schedule

                (4) Incorporated by reference to Exhibit 3 to the Registrant's
                    Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

                (5) Incorporated by reference to Exhibit 5 to the Registrant's
                    Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

           (b)  Reports on Form 8-K

                A report on Form 8-K was filed on February 28, 1997, announcing the election of Jerome A. Chazen as a new director, the resignation of Ms. Nancy Pedot, from her positions as President, Chief Executive Officer and Director, as of February 14, 1997 and the appointment of Gary White, formerly Chief Operating Officer and Senior Vice President of the Company, to the positions of President, Chief Executive Officer and Director.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             THE GYMBOREE CORPORATION
                                                   (Registrant)





June 16, 1997                    By: /s/ Gary White
---------------------                ---------------------------------------
        Date                                       Gary White
                                      President and Chief Executive Officer
                                 (Principal executive officer of the registrant)





June 16, 1997                    By: /s/ James P. Curley
---------------------                ---------------------------------------
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

                                  EXHIBIT INDEX


Exhibit
Number         Description                                     Page No.
------         -----------                                     --------
   11          Computation of Net Income per Share                15
   27          Financial Data Schedule                            --