Form 10-Q
period 1997-08-02
GYMBOREE CORP
filed 1997-09-15
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 (Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  AUGUST 2, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from  _____________________to________________________


                           Commission file number 000-21250


                               THE GYMBOREE CORPORATION
                (Exact name of registrant as specified in its charter)


           DELAWARE                                            94-2615258
  (State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                           Identification No.)



  700 AIRPORT BOULEVARD, BURLINGAME, CALIFORNIA                  94010-1912
     (Address of principal executive offices)                     (Zip code)


                                 (650) 579-0600
               Registrant's telephone number, including area code


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]


  Number of shares of common stock outstanding at September 2, 1997: 24,599,817

                                TABLE OF CONTENTS


                                                                                          Page
                                                                                         Number
                                                                                         ------
PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Consolidated Statements of Income.....................................   3
                  Consolidated Balance Sheets...........................................   4
                  Consolidated Statements of Cash Flows.................................   5
                  Notes to Consolidated Financial Statements............................   6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................................   8

PART II. OTHER INFORMATION

        Item 6.    Exhibits and Reports on Form 8-K.....................................  11

SIGNATURES..............................................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)


                                                  13 WEEKS ENDED          26 WEEKS ENDED
                                                  --------------          --------------
                                               AUGUST 2,   AUGUST 4,   AUGUST 2,   AUGUST 4,
                                                 1997        1996        1997        1996
                                               ========    ========    ========    ========
Net Sales                                      $ 71,684    $ 57,898    $156,924    $127,001
Cost of goods sold, including
  buying and occupancy expenses                 (41,232)    (32,750)    (87,526)    (68,197)
                                               --------    --------    --------    --------
    Gross Profit                                 30,452      25,148      69,398      58,804
Selling, general and administrative expenses    (24,011)    (19,188)    (50,316)    (40,003)
Play program income (loss)                          103         (11)        102         117
                                               --------    --------    --------    --------
   Operating income                               6,544       5,949      19,184      18,918
Interest income                                     722         962       1,732       1,852
                                               --------    --------    --------    --------
   Income before income taxes                     7,266       6,911      20,916      20,770
Income taxes                                     (2,688)     (2,626)     (7,739)     (7,892)
                                               --------    --------    --------    --------
   Net income                                  $  4,578    $  4,285    $ 13,177    $ 12,878
                                               ========    ========    ========    ========

Net income per share:
    Primary                                    $   0.19    $   0.17    $   0.53    $   0.50
    Fully diluted                                  0.19        0.17        0.53        0.50
Weighted average shares outstanding:
   Primary                                       24,554      25,715      25,025      25,586
   Fully diluted                                 24,621      25,716      25,023      25,594
Number of stores at end of period                   401         326         401         326



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


ASSETS                                               AUGUST 2,  FEBRUARY 2,  AUGUST 4,
                                                       1997        1997        1996
                                                     ========    ========    ========
CURRENT ASSETS
  Cash and cash equivalents                          $  4,776    $  8,027   $   5,940
  Investments                                          46,011      82,360      72,941
  Accounts receivable                                   4,988       4,336       4,825
  Merchandise inventories                              56,840      48,979      45,065
  Prepaid expenses and other                            1,599       1,893       3,741
                                                     --------    --------    --------
    Total Current Assets                              114,214     145,595     132,512
                                                     --------    --------    --------

PROPERTY AND EQUIPMENT
  Land and Buildings                                      810           0           0
  Leasehold improvements                               56,515      44,231      38,046
  Furniture, fixtures and equipment                    57,119      45,820      32,351
                                                     --------    --------    --------
                                                      114,444      90,051      70,397
Less accumulated depreciation and amortization        (24,391)    (19,465)    (15,532)
                                                     --------    --------    --------
                                                       90,053      70,586      54,865
OTHER ASSETS                                            1,296         728         226
                                                     --------    --------    --------
  TOTAL ASSETS                                       $205,563    $216,909    $187,603
                                                     ========    ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Trade accounts payable                             $ 18,604    $ 21,949    $ 24,455
  Accrued liabilities                                  10,973      11,825       9,571
  Income taxes payable                                  6,239       6,631           0
                                                     --------    --------    --------
    Total current liabilities                          35,816      40,405      34,026
                                                     --------    --------    --------

DEFERRED RENT AND OTHER                                17,379      14,571      12,715
                                                     --------    --------    --------

STOCKHOLDERS' EQUITY:
  Common stock, including excess paid-in capital
  ($.001 par value: 100,000,000 shares authorized
  24,595,553, 25,324,060 and 25,242,894 shares
  outstanding at August 2, 1997, February 2, 1997,
  and August 4, 1996, respectively)                    39,928      62,694      60,929
  Restricted stock deferred compensation                 (337)       (753)       (946)
  Unrealized change in value of investmments              136         219          17
  Cumulative translation adjustment                      (307)          1           0
  Retained earnings                                   112,948      99,772      80,861
                                                     --------    --------    --------
    Total stockholders' equity                        152,368     161,933     140,862
                                                     --------    --------    --------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $205,563    $216,909    $187,603
                                                     ========    ========    ========


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 ( IN THOUSANDS)
                                   (UNAUDITED)


                                                               26 WEEKS ENDED
                                                           ---------------------
                                                           AUGUST 2,   AUGUST 4,
                                                             1997        1996
                                                           --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                  $13,177    $12,878
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                             5,925      3,943
    Loss on disposal of property and equipment                  958        425
    Provision for deferred income taxes                         584        400
    Tax benefit from exercise of stock options                1,440        808
    Other                                                       109        193

Change in assets and liabilities:
    Accounts receivable                                        (651)    (1,974)
    Merchandise inventories                                  (7,862)    (7,413)
    Prepaid expenses and other assets                          (496)    (1,918)
    Accounts payable                                         (3,346)    14,798
    Accrued liabilities                                      (1,214)    (1,165)
    Income taxes payable                                       (391)    (6,244)
    Deferred rent and other                                   2,808      3,277
                                                            -------    -------
Net cash provided by operating activities                    11,041     18,008

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property and equipment                      (26,349)   (15,824)
   Proceed from sales (purchase) of marketable securities    36,263     (8,433)
                                                            -------    -------
Net cash provided by (used in) investing activities           9,914    (24,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                    5,791      3,434
   Purchase of common stock                                 (29,997)         0
                                                            -------    -------
Net cash (used in) provided by financing activities         (24,206)     3,434

NET DECREASE IN CASH AND CASH EQUIVALENTS                    (3,251)    (2,815)

CASH AND CASH EQUIVALENTS:
   Beginning of period                                        8,027      8,755
                                                            -------    -------
   End of period                                            $ 4,776    $ 5,940
                                                            =======    =======

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes                  $ 7,643    $14,173
                                                            =======    =======

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1.   BASIS OF PRESENTATION

         The unaudited interim consolidated financial statements of The Gymboree Corporation and its wholly-owned subsidiaries (the "Company") as of and for the periods ended August 2, 1997 and August 4, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

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

  3.   INCOME TAXES

          The Company's effective tax rate in the second quarter of fiscal 1997 was 37%, compared to 38% for the same period last year.

  4.   STOCK REPURCHASE PLAN

          In February 1997, the Board of Directors authorized the Company to repurchase up to $30 million of its outstanding common stock in the open market. The Company completed its repurchase of 1,202,500 shares of common stock in May 1997.

  5.   RECENTLY ISSUED ACCOUNTING STANDARDS

           In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997. At that time, the Company will restate earnings per share (EPS) data for prior periods to conform with SFAS No.
      128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible debt instruments or other securities or contracts to issue common stock were exercised or converted into common stock. If SFAS No. 128 had been in effect during the current and prior year periods, basic and diluted EPS would have been $0.19 and $0.17 for the quarters ended August 2, 1997 and August 4, 1996, respectively, and $0.53 and $0.50 for the twenty-six weeks ended August 2, 1997 and August 4, 1996, respectively.

          In June 1997, the FASB issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and the content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997 with earlier application permitted.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                                                                      Percentage
                                             As a Percentage of Net Sales              Change in
                                       -------------------------------------------   Dollar Amounts
                                             Thirteen               Twenty-Six            From
                                           Weeks Ended             Weeks Ended         1996 to 1997
                                       ---------------------  --------------------   --------------
                                       August 2,  August 4,   August 2,  August 4,     13      26
                                         1997       1996        1997       1996       weeks   weeks
                                       ---------  ---------   ---------  ---------   -------  -----
Net sales                               100.0 %     100.0 %     100.0 %   100.0 %        24 %   24 %
Cost of goods sold, including
 buying and occupancy expenses          (57.5)      (56.6)      (55.8)    (53.7)         26     28
                                        -----       -----       -----     -----
  Gross Profit                           42.5        43.4        44.2      46.3          21     18
Selling, general and administrative
  expenses                              (33.5)      (33.1)      (32.1)    (31.5)         25     26
Play program income (loss)                0.1        (0.0)        0.1       0.1      (1,036)   (13)
                                        -----       -----       -----     -----
  Operating income                        9.1        10.3        12.2      14.9          10      1
Interest income                           1.0         1.7         1.1       1.5         (25)    (6)
                                        -----       -----       -----     -----
  Income before income taxes             10.1        11.9        13.3      16.4           5      1
Income taxes                             (3.7)       (4.5)       (4.9)     (6.2)          2     (2)
                                        -----       -----       -----     -----
  Net income                              6.4 %       7.4 %       8.4 %    10.1 %         7 %    2 %
                                        =====       =====       =====     =====

Number of stores at end of period         401         326         401      326

THIRTEEN WEEKS ENDED AUGUST 2, 1997 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 4, 1996

NET  SALES

     Net sales in the second quarter of fiscal 1997 increased 24% to $71.7 million compared to $57.9 million in the same period last year. Sales for the additional 27 stores opened in fiscal 1997 contributed $5.5 million of the increase in net sales. Stores opened prior to fiscal 1997, but not qualifying as comparable stores, in addition to six stores that were expanded in the second quarter of 1997, contributed $8.0 million of the increase in net sales. Comparable store net sales increased 1% in the second quarter and contributed $255,000 of the increase in net sales.

GROSS PROFIT

    Gross profit for the thirteen weeks ended August 2, 1997 increased 21% to $30.5 million from $25.1 million in the same period last year. As a percentage of net sales, gross profit was 42.5% in the second quarter of fiscal 1997 compared to 43.4% in the same period last year. The overall decrease in gross profit during the second quarter of 1997 as compared to the second quarter of 1996 is attributed to an increase (1% of net sales) in buying and occupancy expenses, which was offset in part by an overall decrease in markdowns as a percentage of net sales.

    The Company is planning higher average per store inventory levels for the balance of 1997 as compared to 1996. The increase in average per store inventory levels is expected to have a favorable impact on comparable store sales, however, gross profit as a percentage of sales may decline.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to 33.5% of net sales in the second quarter of fiscal 1997, compared to 33.1% of net sales in the same period last year.

    The increase in S,G&A was primarily attributed to expenses (1.2% of net sales) associated with funding the international expansion in the United Kingdom and the Republic of Ireland coupled with increases in Corporate S,G&A expenses (1% of net sales). This was offset in part by the elimination of the catalog operation (0.9% of net sales) as well as improved leverage of store payroll expenses (0.5% of net sales).

    The Company expects total S,G&A expenses, as a percentage of net sales, to decline for the remainder of fiscal 1997 as compared to the same period in 1996, primarily due to expenses leverage from the discontinuation of the catalog business at the end of fiscal 1996, partially offset by costs related to international store expansions.

INTEREST INCOME

    Interest income decreased 25% to $722,000 during the second quarter of 1997 from $962,000 during the second quarter of the prior year. The decrease in interest income is primarily due to the decrease in cash, cash equivalents and investments during the second quarter of 1997 as compared to the same period in 1996 as a result of the $30 million stock repurchase program in May 1997.

INCOME TAX

    The Company's effective tax rate for the second quarter of fiscal 1997 was 37%, compared to 38% for the same period last year.

TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 4, 1996

NET  SALES

    Net sales for the twenty-six weeks ended August 2, 1997 increased 24% to $156.9 million compared to $127.0 million in the same period last year. Sales for the 48 stores opened in fiscal 1997, through August 2, 1997, contributed $9.0 million of the increase in net sales. Stores opened prior to fiscal 1997, but not qualifying as comparable stores, in addition to 17 stores that were expanded in fiscal 1997, contributed $19.6 million of the increase in net sales. Comparable store net sales increased 1% in the first six months of fiscal 1997, which contributed $1.3 million to the increase in net sales.

GROSS PROFIT

    Gross profit for the twenty-six weeks ended August 2, 1997 increased 18% to $69.4 million from $58.8 million in the same period last year. As a percentage of net sales, gross profit was 44.2% in the first six months of fiscal 1997 compared to 46.3% in the same period last year. The overall decrease in gross profit, as a percentage of net sales, was attributed to increases in buying and occupancy costs coupled with lower initial mark-ups, offset by less promotional pricing during the twenty-six weeks ended August 2, 1997 as compared to the twenty-six weeks ended August 4, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to 32.1% of net sales in the twenty-six weeks ended August 2, 1997, compared to 31.5% of net sales in the same period last year.

    The increase in S,G&A expenses, as a percentage of net sales, was primarily due to expenses related to the resignation of the Company's chief executive officer in February 1997, which resulted in a one time pre-tax charge of $900,000.

INTEREST INCOME

    Interest income in fiscal 1997 decreased 10.5% to $1.7 million from $1.9 million in the prior year. The decrease in interest income is primarily due to the overall decrease in cash, cash equivalents and investments during the first half of 1997, as compared to the same period in 1996, as a result of the completion of the Company's stock repurchase program in May 1997.

INCOME TAX

    The Company's effective tax rate in the first quarter of fiscal 1997 was 37%, compared to 38% for the same period last year.

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

    Cash provided by operating activities of $11.0 million was primarily attributable to $13.2 million of net income and $5.9 million of depreciation and amortization, offset in part by $7.9 million in merchandise inventory. The decline in cash provided by operating activities for the second quarter of 1997 compared to the second quarter of 1996, was primarily attributable to the decrease of accounts payable due to timing.

      Cash provided by investing activities of $9.9 million related primarily to $36.3 million generated from sales of certain marketable securities offset by $26.3 million in capital expenditures related primarily to expenses associated with new store openings, relocations and/or expansion of certain existing stores and the construction of the new distribution center.

    Cash used in financing activities of $24.2 million was primarily due to the completion of the Company's common stock repurchase program of $30.0 million offset in part by cash proceeds received from the exercise of stock options of $5.8 million.

    The combined balances of cash, cash equivalents and investments were $50.8 million at August 2, 1997, a decrease of $39.6 million from February 2, 1997. The Company's investments consist largely of short-to-medium term investment grade securities. Working capital as of August 2, 1997 was $78.4 million compared to $105.2 million at the end of fiscal 1996. The decrease in working capital was primarily due to the Company's common stock repurchase program and the increases in merchandise inventory, partially offset by decreases in accounts payable and income tax payable.

    The Company estimates that capital expenditures during fiscal 1997 will be between $50 million and $60 million, and will be principally used to fund the opening of approximately 75 to 85 new stores, to remodel or expand approximately 20 existing stores, and to complete the construction of a new 300,000 square foot distribution center on 15 acres of land located in Dixon, California. The Company purchased the land and commenced construction in May 1997. The target opening for this new facility is January 1998.

    The Company has no long term debt and did not require any cash borrowings for the first twenty-six weeks of fiscal 1997 or 1996. The Company currently has lines of credit that allow up to $125 million of long-term unsecured letters of credit. As of August 21, 1997, $78.7 million was available. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories.

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

Other factors that may affect future performance include the following:

INVENTORY LEVELS

    The Company is planning higher average per store inventory levels for the remainder of 1997 as compared to the same period in 1996. While the increase in average per store inventory levels is expected to have a favorable impact on comparable store sales, there can be no assurance that the Company will experience increases in comparable store sales.

INTERNATIONAL EXPANSION

    During the second quarter of fiscal 1997, the Company opened one additional store in Canada, bringing the number of stores in Canada to eight; and the Company also opened two stores in the greater London area of the United Kingdom and one store in Dublin, Ireland. For the remainder of fiscal 1997, the Company plans to further its international expansion in Canada and the United Kingdom. The success of this planned expansion will depend upon a number of factors, including the availability of suitable store locations, the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees, of which there can be no assurance.


PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
          (a)  Exhibits

               11  Computation of Net Income per Share

               27  Financial Data Schedule

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed or required to be filed for the 2nd quarter of the fiscal year.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           THE GYMBOREE CORPORATION
                                          ------------------------
                                                (Registrant)


Dated: September 15, 1997                     By:  /s/ GARY WHITE
                                              ----------------------------------
                                                  Gary White
                                      President and Chief Executive Officer
                                 (Principal executive officer of the registrant)



Dated: September 15, 1997                     By:  /s/ JAMES P. CURLEY
                                              ----------------------------------
                                                   James P. Curley
                                                 Senior Vice President,
                                              Chief Financial Officer and
                                              Chief Administrative Officer
                                          (Principal financial and accounting
                                             officer of the registrant)

                                  EXHIBIT INDEX


Exhibit
Number         Description                                   Page No.
-------        -----------                                   --------
   11          Computation of Net Income per Share              15
   27          Financial Data Schedule                          --