Form 10-Q
period 1997-11-01
GYMBOREE CORP
filed 1997-12-16
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended  NOVEMBER 1, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

For the transition period from  ___________________  to ___________________

                        Commission file number 000-21250

                            THE GYMBOREE CORPORATION
             (Exact name of registrant as specified in its charter)

               DELAWARE                             94-2615258
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)             Identification No.)

 700 AIRPORT BOULEVARD, BURLINGAME, CALIFORNIA       94010-1912
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

                                 Yes [X] No [ ]


  Number of shares of common stock outstanding at December 10, 1997: 24,651,336

                                TABLE OF CONTENTS


                                                                                  Page
                                                                                 Number
                                                                                 ------
PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements
                  Consolidated Statements of Income.............................   3
                  Consolidated Balance Sheets...................................   4
                  Consolidated Statements of Cash Flows.........................   5
                  Notes to Consolidated Financial Statements....................   6

        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................   8

PART II. OTHER INFORMATION

        Item 6.    Exhibits and Reports on Form 8-K.............................  12

SIGNATURES         .............................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)


                                                   13 WEEKS ENDED           39 WEEKS ENDED
                                               ----------------------    ----------------------
                                               NOVEMBER 1,  NOVEMBER 3,  NOVEMBER 1,  NOVEMBER 3,
                                                  1997        1996         1997         1996
                                               ---------    ---------    ---------    ---------
Net sales                                      $ 101,120    $  84,685    $ 258,044    $ 211,687
Cost of goods sold, including
  buying and occupancy expenses                  (55,261)     (44,432)    (142,787)    (112,629)
                                               ---------    ---------    ---------    ---------
    Gross profit                                  45,859       40,253      115,257       99,058
Selling, general and administrative expenses     (29,129)     (26,343)     (79,434)     (66,346)
Play program income (loss)                           163         (222)         265         (105)
                                               ---------    ---------    ---------    ---------
   Operating income                               16,893       13,688       36,088       32,607
Interest and other income                            353          819        2,072        2,671
                                               ---------    ---------    ---------    ---------
   Income before income taxes                     17,246       14,507       38,160       35,278
Income taxes                                      (6,381)      (5,512)     (14,120)     (13,406)
                                               ---------    ---------    ---------    ---------
   Net income                                  $  10,865    $   8,995    $  24,040    $  21,872
                                               =========    =========    =========    =========

Net income per share:
    Primary                                    $    0.44    $    0.35    $    0.96    $    0.85
    Fully diluted                                   0.44         0.35         0.96         0.85
Weighted average shares outstanding:
   Primary                                        24,858       25,772       24,939       25,653
   Fully diluted                                  24,859       25,834       24,939       25,777


Number of stores at end of period                    427          348          427          348


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                   (Unaudited)


Assets                                           November 1,  February 2,  November 3,
                                                    1997        1997         1996
                                                 ---------    ---------    ---------
Current Assets
  Cash and cash equivalents                      $   8,413    $   8,027    $   6,960
  Investments                                       37,848       82,360       72,546
  Accounts receivable                                6,005        4,336        4,937
  Merchandise inventories                           68,641       48,979       51,725
  Prepaid expenses and other                         2,825        1,893        1,918
                                                 ---------    ---------    ---------
    Total Current Assets                           123,732      145,595      138,086
                                                 ---------    ---------    ---------

Property and Equipment
  Land                                                 810           --           --
  Construction in progress - Building                6,731           --           --
  Furniture, fixtures and equipment                 62,919       45,820       37,129
  Leasehold improvements                            56,164       44,231       41,454
                                                 ---------    ---------    ---------
                                                   126,624       90,051       78,583
Less accumulated depreciation and amortization     (27,649)     (19,465)     (17,259)
                                                 ---------    ---------    ---------
                                                    98,975       70,586       61,324
Other Assets                                         2,980          728          336
                                                 ---------    ---------    ---------

  Total Assets                                   $ 225,687    $ 216,909    $ 199,746
                                                 =========    =========    =========

Liabilities and Stockholders' Equity

Current Liabilities
  Trade accounts payable                         $  20,653    $  21,949    $  19,768
  Accrued liabilities                               15,232       11,825       11,999
  Income taxes payable                               5,279        6,631        2,666
                                                 ---------    ---------    ---------
    Total current liabilities                       41,164       40,405       34,433
                                                 ---------    ---------    ---------

Deferred Rent and Other                             18,418       14,571       14,274
                                                 ---------    ---------    ---------

Stockholders' Equity:
  Common stock, including excess paid-in
    capital ($.001 par value: 100,000,000
    shares authorized 24,642,015, 25,324,060
    and 25,282,749 shares outstanding at
    November 1, 1997, February 2, 1997,
    and November 3, 1996, respectively)             42,491       62,694       61,874
  Restricted stock deferred compensation              (337)        (753)        (850)
  Unrealized change in value of investments            121          219          178
  Cumulative translation adjustments                    17            1          (20)
  Retained earnings                                123,813       99,772       89,857
                                                 ---------    ---------    ---------
    Total stockholders' equity                     166,105      161,933      151,039
                                                 ---------    ---------    ---------

    Total Liabilities and Stockholders' Equity   $ 225,687    $ 216,909    $ 199,746
                                                 =========    =========    =========


                 See notes to consolidated financial statements.

                            THE GYMBOREE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)


                                                            39 Weeks Ended
                                                      -------------------------
                                                      November 1,   November 3,
                                                         1997          1996
                                                      -----------   -----------
Cash Flows From Operating Activities:
Net Income                                             $ 24,040      $ 21,872
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                         9,516         6,302
    Non-cash compensation expenses                          416           290
    Provision for deferred income taxes                   1,287         1,327
    Cumulative translation adjustment                        16           (20)
    Tax benefit from exercise of stock options            2,392         1,004
    Loss on disposal of property and equipment            1,347           739

Change in assets and liabilities:
    Accounts receivable                                  (1,669)       (2,070)
    Merchandise inventories                             (19,662)      (14,072)
    Prepaid expenses and other assets                    (3,194)         (308)
    Accounts payable                                     (1,296)       10,111
    Income taxes payable                                 (1,352)       (3,578)
    Deferred rent and other                               3,847         4,203
    Accrued liabilities                                   2,128         1,263
                                                       --------      --------
Net cash provided by operating activities                17,816        27,063
                                                       --------      --------

Cash Flows From Investing Activities:
   Purchases of property and equipment                  (39,249)      (25,162)
   Sales (purchases) of marketable securities            44,414        (7,878)
                                                       --------      --------
Net cash provided by (used in) investing activities       5,165       (33,040)
                                                       --------      --------

Cash Flows From Financing Activities:
   Proceeds from exercise of stock options                7,402         4,182
   Purchase of common stock                             (29,997)            0
                                                       --------      --------
Net cash provided by (used in) financing activities     (22,595)        4,182
                                                       --------      --------

Net increase (decrease) in cash and cash equivalents        386        (1,795)

Cash and Cash Equivalents:
   Beginning of period                                    8,027         8,755
                                                       --------      --------
   End of period                                       $  8,413      $  6,960
                                                       ========      ========

Other Cash Flow Information:
Cash paid during the year for income taxes             $ 10,493      $ 14,701
                                                       ========      ========


                 See notes to consolidated financial statements.

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

  1.   BASIS OF PRESENTATION

             The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and its wholly-owned subsidiaries (the "Company") as of and for the periods ended November 1, 1997 and November 3, 1996 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

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

2.   RECENTLY ISSUED ACCOUNTING STANDARDS

         In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). The Company is required to adopt SFAS No. 128 in the fourth quarter of fiscal 1997. At that time, the Company will restate earnings per share (EPS) data for prior periods to conform with SFAS No.
    128. Earlier application is not permitted. SFAS No. 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if stock options, convertible debt instruments or other securities or contracts to issue common stock were exercised or converted into common stock. If SFAS No. 128 had been in effect during the current and prior year periods, basic EPS would have been $0.44 and $0.36 for the quarters ended November 1, 1997 and November 3, 1996, respectively, and $0.98 and $0.87 for the thirty-nine weeks ended November 1, 1997 and November 3, 1996, respectively.

         In June 1997, the FASB issued Statements of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources, and No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and the content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997.

3.   SUBSEQUENT EVENT - STOCK REPURCHASE

        In November 1997, the Board of Directors authorized the Company to repurchase up to $30 million of its outstanding common stock in the open market. As of December 11, 1997, the Company had spent $10.3 million to repurchase 377,000 shares of common stock.

        In February 1997, the Board of Directors had previously authorized the Company to repurchase up to $30 million of its outstanding common stock in the open market. The Company completed this stock repurchase plan in May 1997.

            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:


                                                  AS A PERCENTAGE OF NET SALES          PERCENTAGE CHANGE
                                          -----------------------------------------
                                              THIRTEEN               THIRTY-NINE        IN DOLLAR AMOUNTS
                                             WEEKS ENDED             WEEKS ENDED        FROM 1996 TO 1997
                                          -----------------       -----------------      --------------
                                          NOV. 1      NOV. 3      NOV. 1      NOV. 3
                                          1997        1996        1997        1996     13 WEEKS  39 WEEKS
                                          -----       -----       -----       -----      -----    -----
Net sales                                 100.0%      100.0%      100.0%      100.0%      19%       22%
Cost of goods sold, including
   buying and occupancy expenses          (54.6)      (52.5)      (55.3)      (53.2)      24        27
                                          -----       -----       -----       -----

     Gross profit                          45.4        47.5        44.7        46.8       14        16
Selling, general and administrative
   expenses                               (28.8)      (31.1)      (30.8)      (31.3)      11        20
Play program income                         0.2        (0.3)        0.1         0.0      173       352
                                          -----       -----       -----       -----
     Operating income                      16.8        16.1        14.0        15.5       23        11
Interest and other income                   0.3         1.0         0.8         1.3      (57)      (22)
                                          -----       -----       -----       -----
     Income before income taxes            17.1        17.1        14.8        16.8       19         8
Income taxes                               (6.3)       (6.5)       (5.5)       (6.3)      16         5
                                          -----       -----       -----       -----
     Net income                            10.8%       10.6%        9.3%       10.5%      21%       10
                                          =====       =====       =====       =====
Number of stores at end of period           427         348         427         348

THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 3, 1996

NET SALES

      Net sales in the third quarter of fiscal 1997 increased 19% to $101.1 million from $84.7 million in the same period last year. Sales for the additional 73 stores opened in fiscal 1997 contributed $12.9 million of the increase in net sales. Stores opened prior to fiscal 1997, but not qualifying as comparable stores, in addition to three stores that were expanded in the third quarter of 1997, contributed $2.9 million of the increase in net sales. Comparable store net sales increased 1% in the third quarter and contributed $0.6 million of the increase in net sales.

GROSS PROFIT

     Gross profit for the thirteen weeks ended November 1, 1997 increased 14% to $45.9 million from $40.3 million in the same period last year. As a percentage of net sales, gross profit was 45.4% in the third quarter of fiscal 1997 compared to 47.5% in the same period last year. The overall decrease in gross profit margin during the third quarter of 1997 as compared to the third quarter of 1996 was primarily due to higher markdowns taken this year as compared to last year, along with an overall increase in buying and occupancy expenses (1% of net sales) in 1997.

     The Company is planning higher average per store inventory levels for the fourth quarter of 1997 as compared to 1996 which is expected to have a favorable impact on comparable store sales; however, gross profit as a percentage of sales may remain flat or continue to decline slightly due to promotional pricing.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to 28.8% of net sales in the third quarter of fiscal 1997, compared to 31.1% of net sales in the same period last year.

     The decrease in S,G&A was primarily due to the elimination of the catalog operation (2.4% of net sales) along with decreases in Corporate G&A expenses (0.4% of net sales) and improved leverage of store payroll expenses (0.2 % of net sales), offset in part by expenses associated with funding the international expansion in Canada, the United Kingdom, and the Republic of Ireland (0.7% of net sales).

     The Company expects total S,G&A expenses, as a percentage of net sales, to decline in the fourth quarter of fiscal 1997 as compared to the same period in 1996, primarily due to expense leverage from the discontinuation of the catalog business at the end of fiscal 1996. This is expected to be partially offset by costs related to international store expansions.

INTEREST AND OTHER INCOME

     Interest and other income decreased 57% to $0.4 million during the third quarter of 1997 from $0.8 million during the third quarter of the prior year. This decrease was primarily in interest income due to the decrease in cash, cash equivalents and investments as a result of the $30 million stock repurchased earlier in 1997. With the Board authorization to purchase up to an additional $30 million of common stock, this trend of declining interest income is expected to continue in the future.

INCOME TAX

     The Company's effective tax rate for the third quarter of fiscal 1997 was 37%, compared to 38% for the same period last year.

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 3, 1996

NET SALES

     Net sales for the thirty-nine weeks ended November 1, 1997 increased 22% to $258.0 million compared to $211.7 million in the same period last year. Sales for the 73 stores opened in fiscal 1997, through November 1, 1997, contributed $21.9 million of the increase in net sales. Stores opened prior to fiscal 1997, but not qualifying as comparable stores, in addition to 17 stores that were expanded/relocated in the first thirty-nine weeks of fiscal 1997, contributed $22.7 million of the increase in net sales. Comparable store net sales increased 1% in the first nine months of fiscal 1997, which contributed $1.7 million to the increase in net sales.

GROSS PROFIT

     Gross profit for the thirty-nine weeks ended November 1, 1997 increased 16% to $115.3 million from $99.1 million in the same period last year. As a percentage of net sales, gross profit was 44.7% in the first nine months of fiscal 1997 compared to 46.8% in the same period last year. The overall decrease in gross profit, as a percentage of net sales, was due to a higher level of promotional pricing along with increases in buying and occupancy costs during the thirty-nine weeks ended November 1, 1997 as compared to the thirty-nine weeks ended November 3, 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to 30.8% of net sales in the thirty-nine weeks ended November 1, 1997, compared to 31.3% of net sales in the same period last year.

     The decrease in S,G&A expenses, as a percentage of net sales was due to expense leverage from the discontinuation of the catalog operations at the end of fiscal 1996, partially offset by expenses related to the resignation of the Company's chief executive officer in February 1997 which resulted in a one-time pre-tax charge of $900,000 and expenses related to international expansion.

INTEREST AND OTHER INCOME

     Interest and other income in fiscal 1997 decreased 22% to $2.1 million from $2.7 million in the prior year. This decrease was primarily in interest income due to the overall decrease in cash, cash equivalents and investments during the first nine months of 1997, as compared to the same period in 1996, as a result of the completion of the Company's stock repurchase program in May 1997.

INCOME TAX

     The Company's effective tax rate in the thirty-nine weeks ended November 1, 1997 was 37%, compared to 38% for the same period last year.

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities of $17.8 million was primarily attributable to $24.0 million of net income, $9.5 million of depreciation and amortization and $2.4 million of tax benefits from the exercise of stock options, offset partially by a $19.7 million increase in merchandise inventories. The decline in cash provided by operating activities through the third quarter of 1997, compared to the same period of 1996, was primarily attributable to the higher levels of merchandise inventories, timing of payments for accounts payable, and increases in prepaid expenses and other assets.

      Cash provided by investing activities of $5.2 million related primarily to $44.4 million generated from sales of certain marketable securities offset by $39.3 million in capital expenditures related primarily to new store openings, relocations and/or expansion of certain existing stores and the construction of the new distribution center.

     Cash used in financing activities of $22.6 million was primarily due to the completion of the Company's common stock repurchase program of $30.0 million, offset in part by cash proceeds received from the exercise of stock options of $7.4 million.

     The combined balances of cash, cash equivalents and investments were $46.3 million at November 1, 1997. This represents a decrease of $44.1 million from February 2, 1997, when the combined balances of cash, cash equivalents and investments were $90.4 million. The Company's investments consist largely of short-to-medium term investment grade securities. Working capital as of November 1, 1997 was $82.6 million compared to $105.2 million at the end of fiscal 1996. The decrease in working capital was primarily due to the Company's common stock repurchase program.

     The Company estimates that capital expenditures during fiscal 1997 will be between $45 million and $50 million, and will be principally used to fund the opening of approximately 82 new stores, to remodel or expand approximately 17 existing stores, and to complete the construction of a new 300,000 square foot distribution center on 15 acres of land located in Dixon, California. The Company purchased the land and commenced construction in May 1997. The target opening for this new facility is January 1998. In fiscal 1998, the Company estimates that capital expenditures will be between $55 million and $65 million, and will be principally used to fund the opening of approximately 100 to 125 new stores and to remodel and expand approximately 25 to 40 existing stores.

     The Company has no long term debt and did not require any cash borrowings through the 39 weeks ended November 1, 1997 or for fiscal 1996. The Company currently has lines of credit that allow up to $125 million of long-term unsecured letters of credit. As of December 1, 1997, $89.2 million was available. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories.

     The Company anticipates that cash generated from operations, together with its existing cash resources, and funds available from its current letter of credit facilities will be sufficient to satisfy its cash needs through at least fiscal 1998.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations, including statements regarding anticipated store openings, completion of a distribution center and future comparable store net sales, gross margin, inventory, expense and liquidity levels. There can be no assurance that actual results will not vary materially from results projected in such forward-looking statements as a result of a number of factors, including competitive market conditions, levels of discretionary consumer spending, general economic conditions, the degree of promotional pricing activity by the Company, inventory levels, the timing , levels and per share price of common stock repurchase by the Company, and the ability of the Company to successfully identify and respond to emerging children's fashion trends, to effectively monitor and control costs, and to effectively manage anticipated international and domestic growth. Other factors that may cause actual results to differ materially include those set forth in the reports that the Company files from time to time with the Securities and Exchange Commission.

Other factors that may affect future performance include, but are not limited to the following:

INVENTORY LEVELS

     The Company is planning higher average per store inventory levels for the remainder of 1997 as compared to the same period in 1996. While the increase in average per store inventory levels is expected to have a favorable impact on comparable store sales, there can be no assurance that the Company will experience such increases in comparable store sales.

RETAIL STORE EXPANSION

     The success of the Company's retail store expansion will depend upon a number of factors, of which there can be no assurance, including the availability of suitable store locations, the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees.

YEAR 2000 ISSUE

     The Company has undertaken a comprehensive review of its computer information systems and will evaluate any steps that may be required to rectify technical problems related to the term of the millennium.

PART II.  OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K


             (a)  Exhibits

                  11  Computation of Net Income per Share

                  27  Financial Data Schedule

                (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed or required to be filed for the third quarter of the fiscal year.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               THE GYMBOREE CORPORATION
                                                     (Registrant)



     December 15, 1997                  By: /s/ Gary White
---------------------------                -------------------------------------
           Date                                         Gary White
                                           President and Chief Executive Officer
                                               (Principal executive officer
                                                    of the registrant)



     December 15, 1997                  By: /s/ James P. Curley
---------------------------                -------------------------------------
           Date                                     James P. Curley
                                                 Senior Vice President,
                                               Chief Financial Officer and
                                               Chief Administrative Officer
                                           (Principal financial and accounting
                                                officer of the registrant)

                                  EXHIBIT INDEX


Exhibit
Number            Description
------            -----------
   11             Computation of Net Income per Share
   27             Financial Data Schedule