Form 10-K405
period 1998-01-31
GYMBOREE CORP
filed 1998-04-20
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM _________ TO _________

                        COMMISSION FILE NUMBER 000-21250

                            THE GYMBOREE CORPORATION
             (Exact name of registrant as specified in its charter)

                        DELAWARE                                 94-2615258
             (State or other jurisdiction of                  (I.R.S. Employer
             incorporation or organization)                  Identification No.)

700 AIRPORT BOULEVARD, SUITE 200, BURLINGAME, CALIFORNIA         94010-1912
        (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (650)-579-0600

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

                                 Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998, was approximately $624,492,064, based upon the last price reported for such date on the NASDAQ National Market.

        As of March 31, 1998, 24,134,959 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 31, 1998 (hereinafter referred to as the "1997 Annual Report to Stockholders") are incorporated into Parts II and IV.

        Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998 (hereinafter referred to as the "1997 Proxy Statement") are incorporated into Part III.



                    The exhibit index is located on page 20.

                            THE GYMBOREE CORPORATION

                                TABLE OF CONTENTS


                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
                                     PART I

ITEM 1.    BUSINESS................................................................................      4

ITEM 2.    PROPERTIES..............................................................................     13

ITEM 3.    LEGAL PROCEEDINGS.......................................................................     13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................     14


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................     14

ITEM 6.    SELECTED FINANCIAL DATA.................................................................     14

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...     14

ITEM 7A    QUANTITATIVE AND QUALITATIVE EXPOSURES ON MARKET RISK...................................     15

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................     15

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES...     15


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................     15

ITEM 11.   EXECUTIVE COMPENSATION..................................................................     15

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................     15

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................     15


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..................................     15

                                     PART 1

ITEM 1. BUSINESS

        The Gymboree Corporation and its wholly-owned subsidiaries ("Gymboree" or the "Company") is a leading specialty retailer of high quality apparel and accessories for children ages newborn to seven years old. The Company operates a chain of stores, primarily in regional shopping malls and in selected suburban and urban locations. As of February 28, 1998, the Company operated 443 stores in the United States, Canada and Europe. Under the GYMBOREE(R) brand name, the Company designs and contract manufactures children's active-wear for sale exclusively by Gymboree. The Company's apparel is characterized by bright colors, bold fun prints with complex embroidery, comfort, functionality and durability. The Company also offers directed parent-child developmental play programs for children ages newborn to five years old at approximately 390 franchised locations and 12 Company-operated locations.

        This annual report on Form 10-K contains certain forward-looking statements reflecting the Company's current expectations. Such forward looking statements include statements regarding the Company's plans to open additional stores in the U.S., Canada and Europe, the Company's plans to relocate some higher volume stores and the Company's plans to continue offering franchises for sales in new market areas in the future. There can be no assurance that the Company's actual future performance will meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in the "Business" section, and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1997 Annual Report to Stockholders incorporated by reference in this annual report on Form 10-K.

BUSINESS STRATEGY

        The Company's business strategy consists of the following principal elements:

        - HIGH QUALITY APPAREL. Gymboree strives to offer its customers high quality apparel with an excellent price/value relationship. The Company designs its merchandise to be comfortable, functional, safe and durable by placing particular emphasis on high quality fabrics and detailed garment construction.

        - BRAND NAME RECOGNITION. Gymboree has developed a clearly recognizable brand image through its distinctive design, merchandising and retailing. Customers associate Gymboree with high quality, brightly colored children's clothing sold in an attractive and friendly environment.

        - INTEGRATED OPERATIONS: DESIGN, CONTRACT PRODUCTION AND RETAILING. The Company believes that the vertical integration of its operations enables it to identify and respond to market trends, maintain rigorous product quality standards and closely monitor the distribution of its products.

        - EXCLUSIVE DISTRIBUTION CHANNEL. Gymboree products are sold exclusively through its retail stores and, to a very limited extent, through its play programs. During fiscal 1997, the Company began the Gymboree Gift Center at www.gymboree.com. This web site allows customers to purchase selected items primarily intended for gifts.

        - MERCHANDISE FOCUS. Gymboree apparel is designed, contract manufactured and merchandised by line. Merchandise is displayed on the walls of each Gymboree store in a manner designed to enhance visual appeal and maximize customer convenience by enabling customers to select among an assortment of coordinated items and accessories. The Company offers a broad range of styles, themes and colors, as opposed to relying primarily on certain key items. To maintain the freshness of its merchandise, the Company typically introduces between 30 and 40 new lines of boy's, girl's and infant's apparel each year.

        - RESPONSIVE CUSTOMER SERVICE. Customer service and satisfaction are defining features of the Gymboree corporate culture. Assisting customers in merchandise selection and outfit coordination is the top priority of Gymboree team members. The Company believes that this customer service in combination with its merchandise encourages multiple item purchases per customer.

STORE EXPANSION STRATEGY

        Gymboree seeks to significantly increase its current store base by opening new stores in major metropolitan malls, certain secondary regional malls and in select downtown street locations that satisfy its demographic and financial return criteria. In fiscal 1997, the Company opened 82 new stores and relocated / expanded 16 existing stores. Over the past year, the average size of new stores has increased to approximately 1,800 square feet. The Company plans to open 80 to 100 new stores in the U.S. during fiscal 1998, 8 of which were opened as of February 28, 1998. As indicated in the table below, the Company has achieved increasing geographic diversification within the United States in recent years. The Company continued its international expansion by opening six additional retail stores in Canada and its first six stores in Europe during fiscal 1997. During fiscal 1998, the Company is planning to open approximately 10 to 15 new stores in Europe and 8 to 12 additional stores in Canada. The Company's ability to continue to expand successfully in the future will depend on a number of factors, including the availability of suitable store locations, the negotiation of acceptable lease terms, the Company's financial resources and the ability to control the operational aspects of this growth.

        Gymboree expanded from two stores in California in 1986 to 426 stores in 48 states and the District of Columbia, 11 stores in Canada and 6 stores in Europe, as of February 28, 1998. The following table sets forth, by geographic region, the net number of stores opened and closed during each of the periods indicated:

                                     FISCAL YEAR
            -------------------------------------------------------------------
            PRIOR TO
              1992    1992   1993   1994   1995   1996   1997   1998(1)   TOTAL
            --------  ----   ----   ----   ----   ----   ----   -------   -----
East           35       8      9     14     14     17     23       4       124
Midwest         7      10      9     12     19     25     10       2        94
South           6       9     10     23     26     12     29       1       116
West           32       5     12      8     11     16      7       1        92
Europe          0       0      0      0      0      0      6       0         6
Canada          0       0      0      0      0      5      6       0        11
               --      --     --     --     --     --     --      --       ---
Total          80      32     40     57     70     75     81       8       443
               ==      ==     ==     ==     ==     ==     ==      ==       ===

(1) Includes stores opened through February 28, 1998.

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

        NEW STORE ECONOMICS. The Company's average cost for leasehold improvements, furniture and fixtures for stores opened in fiscal 1997 was approximately $226,000 per store, before landlord construction allowances. In addition, working capital requirements on these same stores, consisting almost entirely of inventory purchases, averaged approximately $67,000 per store. Average preopening costs per store, which are expensed as incurred, were $15,000 during fiscal 1997. Gymboree stores have typically achieved profitability at the store operating level within their first full quarter of operation, although there can be no assurance that new stores will continue to achieve the same levels of profitability.

PRODUCTS AND MERCHANDISING

        Gymboree's merchandise has evolved significantly over time. Prior to 1988, the Company offered unisex apparel for children ages six months to five years and a selection of non-apparel products, including toys. Since 1989, the Company has broadened its apparel merchandise assortment by developing separate boy's and girl's lines for children ages eighteen months to seven years, distinguishing assortments for appropriate ages: CradleGym(R) - newborn to 12 months; GymBaby(R) - newborn to three years and GymKids(R) - for children ages three to seven years. Gymboree currently offers customers an assortment of high quality, comfortable, fully coordinated lines of GYMBOREE(R) brand apparel and accessories, consisting primarily of pants, tops, overalls, dresses, socks, hats, crib shoes, swimwear, sweaters, outerwear, underwear and, to a limited extent, shoes. The Company's merchandising strategy focuses upon the quality and design of its apparel products and planned introduction of new product lines. The Company strives to create a distinctive look for its merchandise to enhance brand recognition and stimulate repeat purchases. Gymboree apparel is designed, contract manufactured, purchased and merchandised by line on a seasonal basis.

        Each of the Company's stores features 11 major merchandising lines per year and a seasonal line of swimwear. Each merchandise line generally consists of approximately 60 clothing items, encompassing matching tops and bottoms, with similar color pallets, patterns and designs. Additionally, each line features a wide selection of related accessories that complement the apparel, such as coordinated socks, hats, crib shoes and hair accessories. In order to maintain the freshness of its merchandise, the Company regularly updates its assortments by rotating each line on an eleven to thirteen week selling cycle. Although Gymboree generally is unable to reorder items after a line has been purchased, the Company carefully monitors its rotation schedule and has the ability to move up the set-up of new lines based on selling demand. Merchandise in each line generally flows through a structured markdown process.

        Gymboree's customized wall systems display each merchandise line as a separate coordinated group. This presentation maximizes customer convenience in selection, creates a visually attractive selling environment and assists team members in the process of wardrobing, which, the Company believes, stimulates multiple purchases of matching items. Boy's and girl's lines are generally displayed on opposite walls and accessories are located adjacent to the coordinated line. A typical store offers approximately 200 to 250 styles of apparel and approximately 100 to 120 accessories and other non-apparel items.

FASHION TRENDS AND CHANGING CONSUMER PREFERENCES

        The Company's sales and profitability depend upon the continued demand by its customers for its apparel and accessories. The Company believes that its success depends in large part upon its ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of the Company's products. There can be no assurance that the demand for the Company's apparel or accessories will not decline or that the Company will be able to anticipate, gauge and respond to changes in fashion trends. If demand for the Company's apparel and accessories were to decline or if the Company were to misjudge fashion trends, the Company's business, financial condition and results of operations could be materially adversely affected.

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

        The Company manages the production of Gymboree apparel from the initial product concept, through color and pattern design, fabric development, sample approval, testing and garment manufacturing. The Company believes that the vertical integration of its operations and the coordinated efforts of its merchandising and design, production, and financial planning teams enable Gymboree to create its distinctive offerings. The merchandising and design team determines the styles for merchandise based on an evaluation of current style trends as well as a review of the popularity of the prior year's products. This team works closely with the Company's financial planning team to select garment styles for each season. In conjunction with foreign buying agents, the production team arranges fabric sourcing and garment production while the quality team ensures that the final products satisfy Gymboree's detailed specifications and strict quality and safety standards. The process from initial product concept/design to finished product requires approximately ten months. Fabric and production commitments are made approximately six months before receipt of the finished garments at the Company's distribution center.

        Throughout the design process, Gymboree's financial planning team prepares financial plans for each line of clothing on an item-by-item basis. Certain proposed items in a line may be revised or replaced as a result of this team's financial analysis. This team also monitors inventories on a daily basis, prepares seasonal plans and develops unit production forecasts.

        The majority of Gymboree apparel is manufactured to its specifications by approximately 60 independent manufacturers. Key countries in the Far East include China, Indonesia, Philippines, Thailand, Sri Lanka and Saipan. Other manufacturing regions include Honduras, Israel and the United States. The Company sources its fabric raw material from approximately 15 vendors. In fiscal 1997, the Company's product assortment was approximately 70% knit and 30% woven. In fiscal 1997, one vendor accounted for approximately 70% of the Company's cotton knit fabric purchases. Although the Company believes that other sources could be identified to satisfy its requirements for its cotton knit fabrics, the loss of this vendor, or a delay in obtaining fabric from this vendor, could have a material adverse effect on the Company's business and operating results. The Company does business with all of its vendors in United States currency and has not historically experienced any material difficulties as a result of any foreign political, economic or social instabilities, although there can be no assurance that it will not experience such difficulties in the future. The Company has no long-term contracts with suppliers and typically transacts business on an order-by-order basis.

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

DEPENDENCE ON NEW PRODUCTS.

        The Company's continued growth and success will depend in large part on its ability to successfully develop and introduce new products that are perceived to represent an improvement in style, functionality or value compared to products available in the marketplace. Failure to regularly develop and introduce new products successfully could materially and adversely impact the Company's future growth and profitability. In addition, the Company intends to introduce certain new products and concepts, such as a new "Kid Cool" retail concept that will offer apparel, footwear and accessories to boys and girl ages six through 12, that may represent a significant shift in concept, design and target market demographics from its traditional products. These new products may have short life cycles, thereby requiring more frequent product introductions than the Company's traditional product lines. Furthermore, these products and the introduction of more products could dilute the Company's image as a leading supplier of childrens' apparel in the 0-7 age range and lead to a reduced demand for its existing products.

RELIANCE ON FOREIGN AND UNAFFILIATED MANUFACTURERS.

        The Company currently relies on unaffiliated manufacturers to produce substantially all of its products. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Gymboree's products are currently manufactured to its specifications by independent factories located primarily in the Far East, principally in China, Indonesia, Philippines, Thailand, Sri Lanka and Saipan. In the event any of the Company's key manufacturers were unable or unwilling to continue to manufacture the Company's products, the Company would have to rely on other current manufacturing sources or identify and qualify new unaffiliated manufacturers. In such event, there can be no assurance that the Company would be able to qualify such manufacturers for existing or new products in a timely manner or that such manufacturers would allocate sufficient capacity to the Company in order to meet its requirements. Any significant delay in the Company's ability to obtain adequate supplies of its products from its current or alternative sources, would materially and adversely affect the Company's business and results of operations. Although the Company believes that it has good relationships with its unaffiliated principal mills and manufacturing sources and maintains good control with respect to product specifications and quality, the Company's future success will depend in large measure upon its ability to maintain such relationships both directly and through its independent agents, and there can be no assurance that these manufacturers will continue to produce products that are consistent with the Company's standards. In this regard, the Company has occasionally received, and may in the future continue to receive, shipments of product from unaffiliated manufacturers that fail to conform to the Company's quality control standards. In such event, unless the Company is able to obtain replacement products in a timely manner, the Company risks the loss of revenue resulting from the sale of such products and related increased administrative and shipping costs. The failure of any key unaffiliated manufacturer to supply products that conform to the Company's standards could materially and adversely affect the Company's results of operations and its reputation in the marketplace.

        Although the Company believes that it has good relationships with its principal manufacturing sources, the Company's future success is substantially dependent upon its ability to maintain such relationships. If the Company experiences significant increased demand, which cannot be assured, or if an existing unaffiliated manufacturer needs to be replaced, the Company will need to significantly expand its manufacturing capacity, both from current and new manufacturing sources. There can be no assurance that such additional manufacturing capacity will be available when required on terms that are acceptable to the Company. In addition, approximately 70% of the Company's cotton knit fabric, representing a substantial majority of total fabric purchased, is currently sourced from a single vendor. The loss of this vendor, or a delay in obtaining fabrics from this vendor, could have a material adverse effect on the Company's operating results.

        The Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's mills and contract manufacturing sources are located. Gymboree cannot predict the effect that such factors will have on its business arrangements with foreign mills and contract manufacturing sources. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if the Company's current foreign contract manufacturing sources or mills were to cease doing business with the Company for any reason, the Company's business and operating results could be adversely affected. The Company's business is also subject to the risks associated with the imposition of additional United States legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. The Company cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of its products in the future, or what effect any such actions would have on its business, financial condition and results of operations.

STORE OPERATIONS

        The primary objective of store management is to maximize sales by providing superior customer service. Store management is principally responsible for sales training and implementing performance evaluation systems. In a continuing effort to minimize team members' time away from customers, operational procedures are reviewed and streamlined by the store operations group prior to implementation at the store level. This group is also responsible for field and store staffing, daily sales motivation and central office to store communications. The Company's merchandising group also interacts with store personnel and is responsible for developing merchandise presentation plans that can be effectively implemented at the store level.

        Store operations are managed through 46 operating districts, divided into six geographic regions for the U.S. and Canada, while Europe is comprised of one district and one region. Each District Team Leader is responsible for approximately eight stores. Stores are typically staffed with a team leader, two assistant team leaders and several team members which varies with store volume. During the holiday selling season, team member levels are substantially increased to accommodate peak traffic levels.

        A number of Gymboree programs offer incentives to both team members and team leaders. Team members receive compensation primarily in the form of hourly wages. Incentive structures are designed to maximize team members' average sales transactions. Scheduling procedures allocate payroll hours to team members based upon sales performance rather than simple availability. Other programs provide bonuses or cash awards to high achieving team members during contest periods, or to all team members of a store based on store sales achievements. District Team Leaders and Regional Team Directors receive compensation in the form of salaries, performance-based bonuses and stock options.

CUSTOMER SERVICE

        Customer service is a defining feature of the Gymboree corporate culture. The Company believes that knowledgeable and enthusiastic team members have a direct impact on profitability. Gymboree places great emphasis on the selling function through consistent and on-going training and evaluation systems which are initiated by the central office and administered by field management at all levels. The Company's store and District Team Leaders and Regional Team Director spend the majority of their work week on Gymboree selling floors, providing leadership by coaching the sales staff and evaluating their team's abilities to sell products using the Company supported MATCHmatics(R) sales approach.

        Customer service is a high priority for Gymboree store team members. Gymboree's customer focus is emphasized in recruiting and, as measured by sales, is the primary component in the on-going evaluation of team members. The Company minimizes team members' time spent on administrative functions by centrally determining merchandise display and replenishment, markdowns and basic labor scheduling. By emphasizing friendliness, product knowledge and personal attention, the Company believes that Gymboree has established a reputation for excellent customer service.

STORE ENVIRONMENT

        Gymboree stores are designed to create an energetic and enjoyable shopping environment. The brightly lit stores and glass store fronts allow the colorful in-store environments to attract customers from the outside. Stores are constructed in an open manner which enables customers to see virtually all product offerings from the store's entrance.

        Customers enter the stores under natural wood arches supported by giant children's building blocks. The dramatic archways and Gymboree's logo attract the customer's attention, even from a distance. The Company believes that the playful image created by its store fronts is carried into the stores and maintained through product presentation and enthusiastic store personnel.

        Inside the store, merchandise is displayed on store walls by coordinated apparel lines, which allows easy accessibility and provides ample floor space for customers to maneuver strollers within the store. While parents shop, children are encouraged to play with small toys throughout the store and to enjoy Gymboree videos which run continuously throughout the day.

MARKETING AND PROMOTION

        Whereas Gymboree previously relied on "grass roots"--type word of mouth advertising, Gymboree significantly changed in the strategic marketing of the Gymboree brand during 1997. An increased focus on synergy between the Stores and Play Programs helped fuel more successful direct marketing, advertising and promotional efforts. Cross promotional activities with other large strategically appropriate brands like Procter and Gamble's Cheer Laundry Detergent were also successfully launched. A renewed emphasis on Gymboree's core equities--Color and Quality spurred our new tag line: "Quality Clothes. Colorful Kids."

NEW BUSINESS OPPORTUNITIES

        The Company launched its web site at www.gymboree.com during fiscal 1997. This web site, also known as the Gymboree Gift Center, is designed to assist customers as a one-stop shopping connection for Gymboree gift sets for children between the ages of 0 and 7 years old.

MERCHANDISE DISTRIBUTION

        The Company's merchandise is shipped primarily via conference ocean carriers from the foreign ports to the Port of Oakland, California for the U.S. merchandise, Toronto, Ontario, Canada and Shannon, Ireland for its Canadian and European merchandise, respectively. Contract manufacturers or vendors are required to complete manufacturing and deliver merchandise to the Company's foreign consolidator within a designated ship window. This ship window ensures timely delivery of the purchase orders to the Company's U.S., Canadian and Irish distribution centers using cost-effective ocean transportation. A multi-country consolidation program was established in 1997 which enables the Company to bring full ocean containers into those countries, thereby minimizing shipping cost per unit.

        The Company's transportation department coordinates the transportation of all purchase orders and monitors the timeliness of these shipments. Customs clearance takes place at the Port of Oakland for its U.S. goods, Toronto for its Canadian goods, and Shannon, Ireland for its European goods. Samples of all items are reviewed by U.S. or local Customs prior to the actual shipment of merchandise from the Far East. This process reduces the customs clearance time and speeds the delivery of the merchandise to the Company.

        The Company's U.S. merchandise is received, checked, processed and distributed through its U.S. distribution center in Dixon, California. This distribution center is a Company-owned 300,000 square foot facility which opened in January, 1998. New lines are received at the distribution center "just in time." The merchandise is processed, packed by store and delivered on a targeted in-store date approximately once per month. Merchandise is then replenished on a weekly basis based on store sell-through. Merchandise for distribution to Europe is shipped directly from the factory to a 26,000 square foot leased facility in Shannon, Ireland where it is processed for delivery to the European stores. Merchandise destined for Canadian stores is shipped directly from a factory or from the U.S. distribution center to a third-party distribution center in Toronto, Canada.

        Outbound transportation is coordinated through the Company's transportation department. Store orders are consolidated by region and shipped via truckload carriers into the downstream terminals of regional less-than-truckload carriers. This allows the Company to build full trailers, thereby reducing the delivery cost per unit.


MANAGEMENT INFORMATION SYSTEMS

        Gymboree's information systems provide integration of store, merchandising, distribution and financial systems. These systems operate on Unix and NT platforms. Sales are updated daily in the merchandise reporting systems by polling sales information from each store's in-store system. In 1997, the Company successfully rolled out a new in-store system consisting of PC registers that provide price look-up, scanning of bar-coded tickets, credit authorization and check verification. Through automated two-way electronic communication with each store, sales information, payroll hours and store initiated transfers are uploaded to the host system, and price changes are downloaded to the in-store system. The communication with the stores also enables the Company to receive physical inventory details. Information obtained from daily polling results in automatic merchandise replenishment in response to the specific unit inventory requirements of each store. The Company evaluates information obtained through daily reporting to implement merchandising decisions regarding markdowns and allocation of merchandise.

        The Company has developed a comprehensive plan designed to ensure that all mission critical systems are year 2000 compliant. This plan includes testing of all business functions with vendors and suppliers. Many existing computer systems and applications, and other control devices, only use two digits to identify a year in the date field, without considering the impact of the upcoming change in the millennium. As a result, such systems and applications could fail or create erroneous results unless corrected so that they can process data related to the year 2000. The Company relies on its systems, applications and devices in operating and monitoring all major aspects of its business, including financial systems (such as general ledger, accounts payable and payroll modules), customer services, infrastructure, embedded computer chips, networks and telecommunications equipment. The Company also relies, directly and indirectly, on external systems of business enterprises such as suppliers, creditors, financial organizations and of governmental entities, both domestic and international, for accurate exchange of data. The Company's current estimate is that the costs associated with the year 2000 issue, and the consequences of incomplete or untimely resolution of the year 2000 issue, will not have a material effect on the Company's financial statements for any given year. However, despite the Company's efforts to address the year 2000 impact on its internal systems, the Company has not fully identified such impact or whether it can resolve it without disruption of its business and without incurring significant expense. In addition, even if the internal systems of the Company are not materially affected by the year 2000 issue, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts.

        The Company believes that its information systems are essential in achieving its growth plans and maintaining a competitive industry position. The Company is committed to utilizing technology as a competitive advantage.

PLAY PROGRAMS

        As of January 31, 1998, the Company's Play Programs included 12 Company-operated play centers in California and approximately 390 franchisee-operated play centers, of which approximately 80% of the play centers are located in the United States, and the remaining 20% are located in foreign countries, including Australia, Canada, Colombia, France, Indonesia, Korea, Mexico, Singapore and Taiwan. The Company believes that its Play Programs provide attractive cross-marketing opportunities for Gymboree stores and further strengthen the GYMBOREE(R) brand name recognition with retail customers. See "--Marketing and Promotion."

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

        Gymboree classes are offered to children ages newborn to six years old. CradleGym (newborn through 3 months) focuses on parent support and discussion topics, as well as parent-child interaction through music, gentle movement and at-home play ideas. In BabyGym classes (3-12 months) babies and parents enjoy exploring the play equipment, socializing and music as well as an opportunity to exchange parenting information. The Gymboree I, II and III programs (1-2 1/2 years) focus on developing balance, refining motor skills and building toddler confidence and self-esteem through activities and play. In GymGrad classes (2 1/2-4 years), children are introduced to pre-sport skills and non-competitive games which are designed to promote physical development and social skills such as cooperation. GymKids (4-5 years) is a parent-optional program which emphasizes drama, creative movement and pre-sport skills.

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

        Gymboree will continue offering franchises for sale in new market areas in fiscal 1998.

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

        The Company believes that its registered and common law trademarks have significant value and that some of its trademarks are instrumental to its ability to create and sustain demand for and market its products. The Company believes that there are no currently pending challenges to the use or registration of any of the Company's registered trademarks. There can be no assurance, however, that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have a material adverse effect on the Company and its business. In addition, the Company could incur substantial costs to defend legal actions taken against it relating to the Company's use of trademarks, which could have a material adverse effect on the Company's results of operations and financial condition.

        From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's products or that otherwise infringe upon trademark rights held by the Company. If the Company is unsuccessful in challenging a third party's products on the basis of trademark infringement, continued sales of such product by that or any other third party could adversely impact the Gymboree brand, result in the shift of consumer preferences away from the Company and generally have a material adverse effect on the Company's results of operations and financial condition.

COMPETITION

        The children's apparel segment of the specialty retail business is highly competitive. The Company competes on a national level with GapKids (a part of The Gap, Inc.) and certain leading department stores as well as certain discount retail chains such as Kids 'R' Us (a division of Toys 'R' Us, Inc.). Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. Many of these competitors are larger and have substantially greater financial, marketing and other resources than the Company, and there can be no assurance that the Company will be able to compete successfully with them in the future. The principal competitive factors in the Company's market include selection, price, style, quality and variety of merchandise, price, brand-name recognition, customer service, convenience and the location and attractiveness of the stores. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins. There can be no assurance that the Company will be able to compete successfully in the future.

ECONOMIC CONDITIONS; DEPENDENCE ON CONSUMER SPENDING

   The Company's financial performance is sensitive to changes in overall economic conditions, which have an impact on consumer spending trends. The success of the Company's operations depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and tax rates. There can be no assurance that consumer spending will not decline in response to economic conditions, thereby adversely affecting the Company's growth, net sales and profitability. The Company's stores are located primarily in enclosed regional malls. Consequently, the ability of the Company to sustain its level of sales is dependent in part on a high volume of mall traffic. Mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor department stores or changes in consumer preferences, all of which are beyond the Company's control. Shifts in consumer discretionary spending to other products or a general reduction in the level of such spending could also adversely affect the Company. There can be no assurance that the foregoing factors will not adversely affect the Company's business, financial condition and results of operations in the future.

DEPENDENCE ON KEY PERSONNEL; NEW MANAGEMENT.

   In the past year, the Company has made significant changes in its executive officers and management team. These new senior personnel, among others, have extensive national retail and wholesale experience and have effected certain product development, merchandising, marketing and operational strategy changes. There can be no assurance that the Company will successfully assimilate these new executives and make strategic modifications to certain of its past operating policies in a timely and efficient manner. Furthermore, the continued success of the Company is largely dependent on the personal efforts and abilities of its senior management and certain other key personnel and on the Company's ability to retain current management and to attract and retain qualified personnel in the future. The loss of certain key employees or the Company's inability to retain other qualified employees could have a material adverse effect on the Company's results of operations and financial condition.

NEED FOR ADDITIONAL CAPITAL.

   Various elements of the Company's business and growth strategies, including its plans to broaden existing product lines, introduce new products and a 2nd retail concept, may require the Company to maintain higher inventory levels which could require additional capital. There can be no assurance that funds will be available to the Company on terms satisfactory to the Company when needed. To the extent that the Company raises additional equity capital, it could have a dilutive effect on existing stockholders.


TEAM MEMBERS

   As of January 31, 1998, the Company had over 6,500 team members. In addition, a significant number of seasonal team members are hired during each holiday selling season. None of the Company's team members is represented by a labor union, and the Company believes that its relationship with its team members is good.

EXECUTIVE OFFICERS

        The following table sets forth information regarding the officers of the Company.

     Stuart G. Moldaw      71   Chairman of the Board of Directors
     Gary White            46   President, Chief Executive Officer and Director
     Edward Loseman        48   Senior Vice President, Sourcing and Logistics
     Mindy C. Meads        46   Senior Vice President, General Merchandise
                                Manager
     Kenneth F. Meyers     36   Senior Vice President, Human Resources
     Mary P. Shepard       43   Senior Vice President, Chief Financial Officer
     R. Mark Systrad       44   Senior Vice President, Operations

        Stuart G. Moldaw has been the Chairman of the Board of Directors of the Company since January 1994, and has been a director of the Company since May 1982. Mr. Moldaw previously served as Chairman of the Board of Directors of the Company from January 1990 through January 1993. From 1980 through February 1990, Mr. Moldaw served as a general partner of U.S. Venture Partners and he is currently a special venture partner of U.S. Venture Partners. From February 1987 through January 1988, Mr. Moldaw served as Chief Executive Officer of Ross Stores, Inc., an off-price retailer, and is currently a director and Chairman Emeritus of Ross Stores, Inc.

        Gary White has been the Company's President and Chief Executive Officer, and a director since February 1997, and served as a Senior Vice President and the Chief Operating Officer of the Company from January 1996 until February 1997. Prior to joining the Company, Mr. White served as Executive Vice President of Mervyn's, a division of Dayton Hudson Corporation. Mr. White was employed by Dayton Hudson Corporation since 1976 having served in various positions as an officer with Dayton Hudson Corporation from January 1988 to January 1996.

        Mr. Edward A Loseman joined the Company as Senior Vice President of Sourcing and Logistics in January 1998. Prior to joining the Company, Mr. Loseman was Vice President of Sourcing for GUESS? Inc. since 1996, and Vice President of Manufacturing Services for Polo/Ralph Lauren from 1992 to 1996.

        Ms. Mindy C. Meads joined the Company as Senior Vice President and General Merchandise Manager in March 1996. Previously, Ms. Meads was with Lands' End, Inc. as Senior Vice President of Merchandising & Design since 1994 and Vice President, General Merchandise Manager from 1991 until 1994.

        Mr. Kenneth F. Meyers joined the Company as Senior Vice President, Human Resources in March, 1997. Previously, Mr. Meyers was Vice President, Human Resources at Walt Disney Imagineering from 1995 to 1997. Prior to Disney, Mr. Meyers held executive positions in human resources at United Technologies Corporation.

        Ms. Mary P. Shepard has been the Senior Vice President and Chief Financial Officer since February, 1998. Previously, Ms. Shepard was with Safeway Inc., as Vice President and Chief Financial Officer, Supply Operations since 1993 and Controller, Supply Operations from 1991 until 1993.

        Mr. R. Mark Syrstad joined Gymboree as Senior Vice President, Operations in March, 1997. Prior to joining Gymboree, Mr. Syrstad was the Principal of Matryx Management Group, a retailing and consumer products industry consultancy firm. From 1989 to 1993, Mr. Syrstad was President and Chief Executive Officer of Motherhood Maternity. From 1987 to 1989, Mr. Syrstad was President of the Stride-Rite Children's Group, a division of the Stride-Rite Corporation.

ITEM 2. PROPERTIES

        As of January 1998, the Company's corporate campus was located in two office buildings in Burlingame, California, which the Company occupies under leases expiring between 1999 and 2003.

        During 1997, the Company completed construction on a new 300,000 square foot distribution center on 15 acres located in Dixon, California. The Company has an option agreement on contiguous land for an additional six acres. The Company is phasing out of the Hayward distribution center during the first quarter of 1998. The Company leases a distribution center in Shannon, Ireland for its European operations, and utilizes a third party-owned and operated distribution center in Toronto, Ontario, Canada for its Canadian operations.

        At January 31, 1998, the Company's 435 stores included an aggregate of approximately 684,000 square feet of space. The Company's stores are all leased, typically for a ten-year term. In most cases, the Company pays a minimum rent plus a percentage rent based on the store's net sales in excess of a certain threshold. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes and repair and maintenance expenses. See Note 3 of Notes to Consolidated Financial Statements in the Company's Annual Report to Stockholders, filed as Exhibit 13.1 to this Annual Report on Form 10-K.

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

                                 FISCAL 1997                   FISCAL 1996                   FISCAL 1995
                           ----------------------        ----------------------        ----------------------
                             HIGH           LOW            HIGH           LOW            HIGH           LOW
                           -------        -------        -------        -------        -------        -------
        First Quarter      $27.250        $21.750        $29.000        $17.750        $28.250        $21.500
        Second Quarter      27.625         22.625         35.750         20.125         32.375         20.875
        Third Quarter       27.750         23.875         33.675         23.375         37.250         18.750
        Fourth Quarter      28.875         23.875         34.750         21.250         25.125         14.375

        As of March 31, 1998, the number of holders of record of the Company's Common Stock was approximately 750. The Company has never declared or paid cash dividends on its Common Stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the financial condition of the Company and general business conditions.

        During fiscal 1997, the Board of Directors authorized common stock repurchase programs whereby the Company could buy back up to $60 million of its Common Stock. As of January 31, 1998, 1,922,000 shares were repurchased by the Company for an aggregate amount of $49,646,000.

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

ITEM 6.  SELECTED FINANCIAL DATA

        The information required by this item is incorporated herein by reference to page 10 of the 1997 Annual Report to Stockholders filed as Exhibit
13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is incorporated herein by reference to pages 11 through 13 of the 1997 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K and Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE EXPOSURES ON MARKET RISK

        Not yet applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is incorporated herein by reference to pages 14 through 23 of the 1997 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Nominees" and "Additional Information-Compliance with Section 16(a) of the Securities Exchange Act" in the 1997 Proxy Statement. See also Item 1.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Compensation of Directors" and "Additional Information - Executive Compensation" in the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the section entitled "Additional Information - Security Ownership" in the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the sections entitled "Additional Information - Employment Contracts and Termination of Employment and Change-in-Control Arrangements"," Additional Information - Compensation Committee Interlocks and Insider Participation" and "Transactions with Related Parties" in the 1997 Proxy Statement.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM  8-K

(A)(1)  FINANCIAL STATEMENTS

        The following documents are incorporated by reference to pages 14 through 23 of the 1997 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.

        Consolidated Balance Sheets as of January 31, 1998 and February 2, 1997 Consolidated Statements of Income for each of the three fiscal years ended January 31, 1998
        Consolidated Statements of Cash Flows for the three fiscal years ended January 31, 1998
        Consolidated Statements of Stockholders' Equity for the three fiscal years ended January 31, 1998
        Notes to Consolidated Financial Statements
        Independent Auditors' Report

(A)(2)  FINANCIAL STATEMENT SCHEDULES

   Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3)  EXHIBITS

 EXHIBIT
 NUMBER     DESCRIPTION
 -------    -----------
   3.1      Restated Certificate of Incorporation of Registrant.(1)

   3.2      Bylaws of Registrant.(1)

   4.1      Article III of Restated Certificate of Incorporation of
            Registrant (See Exhibits 3.1).(1)

   4.2      Form of certificate for Common Stock.(1)

  10.1      1983 Incentive Stock Option Plan, with form of stock Option
            Agreement.(1)

  10.2      1993 Stock Option Plan, with form of Stock Option Agreement.(2)

  10.3      1993 Employee Stock Purchase Plan.(1)

  10.4      Amended Line of Credit Agreement with Bank of America dated
            October 27, 1995.(3)

  10.5      Line of Credit Agreement with CoreStates Bank dated August 2,
            1994.(3)

  10.6      Amended Lease Agreement for 700 Airport Blvd., Suite 200,
            Burlingame, California.(3)

  10.7      Amended Lease Agreement for distribution center.(4)

  10.8 California Uniform Franchise Offering Circular, including form of Franchise Agreement.(1)

  10.11     Restricted Stock Purchase Agreement with Nancy J. Pedot.(3)

  10.12     Lease Agreement for 770 Airport Blvd., Burlingame, CA.(5)

  10.13     Deferred Compensation Agreement.(5)

  10.14     Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon,
            Ireland, dated May 6, 1997.

  10.15 Lease Agreement for 111 Anza Blvd., Burlingame, California dated January 8, 1998.

  10.16     Amendment No. 1 to the Amended and Restated Line of Credit
            Agreement with Bank of America, dated July 17,1997.

  10.17     Amendment No. 2 to the Amended and Restated Line of Credit
            Agreement with Bank of America, dated August 11, 1997.

  10.18     Amendment No. 3 to the Amended and Restated Line of Credit
            Agreement and Waiver with Bank of America, dated January 9,
            1998.

 EXHIBIT
 NUMBER     DESCRIPTION
 -------    -----------
  10.19     Amendment No. 4 to the Amended and Restated Line of Credit
            Agreement with Bank of America, dated January 30, 1998.

  10.20     Amendment No. 5 to the Amended and Restated Line of Credit
            Agreement with Bank of America, dated March 9, 1998.

  10.21     Amendment No. 6 to Amended and Restated Line of Credit
            Agreement with Bank of America, dated March 9, 1998.

  10.22     Acquisition and Development Agreement for Dixon, California
            Distribution Facility with Carl D. Panattoni and and Wickland
            Properties, dated November, 1996.

  10.23     Standard Form of Contractor Agreement with DPR Construction,
            Inc. for construction of Dixon, California Distribution Facility dated May 5, 1997.

  11.1      Statement re Computation of Net Income Per Share.

  13.1      1997 Annual Report to Stockholders

  21.1      Subsidiaries of the Registrant

  23.1      Independent Auditors' Consent

  24.1 Power of Attorney (included in Part IV of this Form 10-K under the caption "Signatures").

  27.1      Financial Data Schedules

  27.2      Financial Data Schedules

  27.3      Financial Data Schedules

  27.4      Financial Data Schedules

  27.5      Financial Data Schedules



(B) REPORTS ON FORM 8-K

        A report filed on Form 8-K was filed on December 15, 1997, announcing the resignation of James P. Curley from his position as Senior Vice President, Chief Financial Officer, Chief Administrative Officer and a member of the Company's Board of Directors, effective as of January 31, 1998.

------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 18,1993 ( File No. 33-58322), as amended.

(2) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended by numbers 33-60310, 33-90452, 33-94594 and
     333-10811.

(3) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4) Incorporated by reference to the Registrant's 1995 Annual Report on Form 10-K filed with the Commission on May 2, 1996.

(5) Incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

                            THE GYMBOREE CORPORATION

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            THE GYMBOREE CORPORATION

  April 20. 1998                  By:              /s/ Gary White
------------------                    ------------------------------------------
      (Date)                                           Gary White
                                         President and Chief Executive Officer
                                                      and Director


                                POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS:

        That the undersigned officers and directors of Gymboree Corporation, a Delaware corporation, do hereby constitute and appoint Gary White the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K, to any and all amendments, and supplements to this Form 10-K, and to any and all instruments or documents filed as part of or in conjunction with this Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

        IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

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

                    NAME                                         TITLE                           DATE
                    ----                                         -----                           ----

            /s/ Stuart G. Moldaw                  Chairman of the Board of Directors        April 20, 1998
--------------------------------------------
              Stuart G. Moldaw


               /s/ Gary White                  President and Chief Executive Officer and    April 20, 1998
--------------------------------------------                   Director
                 Gary White


           /s/ Arthur S. Berliner                              Director                     April 20, 1998
--------------------------------------------
             Arthur S. Berliner


            /s/ Jerome A. Chazen                               Director                     April 20, 1998
--------------------------------------------
              Jerome A. Chazen


             /s/ Mary P. Shepard               Senior Vice President and Chief Financial    April 20, 1998
--------------------------------------------       Officer (Principal financial and
               Mary P. Shepard                    accounting officer of the registrant)


             /s/ Walter F. Loeb                                Director                     April 20, 1998
--------------------------------------------
               Walter F. Loeb


            /s/ Barbara L. Rambo                               Director                     April 20, 1998
--------------------------------------------
              Barbara L. Rambo


            /s/ Peter L. Thigpen                               Director                     April 20, 1998
--------------------------------------------
              Peter L. Thigpen


         /s/ William U. Westerfield                            Director                     April 20, 1998
--------------------------------------------
           William U. Westerfield

                            THE GYMBOREE CORPORATION

                                  EXHIBIT INDEX


  EXHIBIT
  NUMBER
  -------

   10.14    Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon,
            Ireland, dated May 6, 1997.

   10.15    Lease Agreement for 111 Anza Blvd., Burlingame, California dated
            January 8, 1998.

   10.16 Amendment No. 1 to the Amended and Restated Line of Credit Agreement with Bank of America, dated July 17, 1997.

   10.17 Amendment No. 2 to the Amended and Restated Line of Credit Agreement with Bank of America, dated August 11, 1997.

   10.18    Amendment No. 3 to the Amended and Restated Line of Credit and
            Waiver with Bank of America, dated January 9, 1998.

   10.19 Amendment No. 4 to the Amended and Restated Line of Credit Agreement with Bank of America, dated January 30, 1998.

   10.20 Amendment No. 5 to Amended and Restated Line of Credit Agreement with Bank of America, dated March 9, 1998.

   10.21 Amendment No. 6 to the Amended and Restated Line of Credit Agreement with Bank of America, dated March 9, 1998.

   10.22    Acquisition and Development Agreement for Dixon, California
            Distribution Facility with Carl D. Panattoni and and Wickland
            Properties, dated November __, 1996.

   10.23    Standard Form of Contractor Agreement with DPR Construction,
            Inc. for construction of Dixon, California Distribution Facility dated May 5, 1997.

   11.1     Statement re: Computation of Net Income per Share

   13.1     1997 Annual Report to Stockholders

   21.1     Subsidiaries of the Registrant

   23.1     Independent Auditors' Consent

   24.1 Power of Attorney (included in Part IV of this Form 10-K under the caption "Signatures").

   27.1     Financial Data Schedules

   27.2     Financial Data Schedules

   27.3     Financial Data Schedules

   27.4     Financial Data Schedules

   27.5     Financial Data Schedules



