Form 10-Q
period 1998-05-02
GYMBOREE CORP
filed 1998-06-16
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  MAY 2, 1998
                                                    OR

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





    Number of shares of common stock outstanding at May 29, 1998: 24,145,979

                                TABLE OF CONTENTS

                                                                          Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Statements of Income..........................   3
              Consolidated Balance Sheets................................   4
              Condensed Consolidated Statements of Cash Flows............   5
              Notes to Consolidated Financial Statements.................   6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................   7

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings..........................................  11

     Item 2.  Changes in Securities......................................  11

     Item 3.  Defaults upon Senior Securities............................  11

     Item 4.  Submission of Matters to a Vote of Security Holders........  11

     Item 5.  Other Information..........................................  11

     Item 6.  Exhibits and Reports on Form 8-K...........................  11

SIGNATURES    ...........................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                        CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)

                                                       13 WEEKS ENDED
                                                 --------------------------
                                                 MAY 2, 1998    MAY 3, 1997
                                                 -----------    -----------
NET SALES                                          $103,106       $ 85,240
COST OF GOODS SOLD, INCLUDING
  BUYING AND OCCUPANCY EXPENSES                     (61,627)       (46,294)
                                                   --------       --------
      GROSS PROFIT                                   41,479         38,946
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES        (35,787)       (26,306)
PLAY PROGRAM INCOME - NET                               392              0
                                                   --------       --------
      OPERATING INCOME                                6,084         12,640
CURRENCY TRANSACTION GAIN                               271              0
INTEREST INCOME                                         229          1,010
                                                   --------       --------
      INCOME BEFORE INCOME TAXES                      6,584         13,650
INCOME TAXES                                         (2,436)        (5,051)
                                                   --------       --------
      NET INCOME                                   $  4,148       $  8,599
                                                   ========       ========

NET INCOME PER SHARE:
      BASIC                                       $   0.17       $   0.34
      FULLY DILUTED                               $   0.17       $   0.34

WEIGHTED AVERAGE SHARES OUTSTANDING:
      BASIC                                         24,110         24,987
      FULLY DILUTED                                 24,237         25,514


NUMBER OF STORES AT END OF PERIOD                      464            380


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION

                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



ASSETS
                                                  MAY 2, 1998   JAN. 31, 1998    MAY 3, 1997
                                                  -----------     ----------     -----------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                        $  12,786      $  17,870       $   7,725
  INVESTMENTS                                         17,190         18,642          73,458
  ACCOUNTS RECEIVABLE                                  8,996          5,184           4,654
  MERCHANDISE INVENTORIES                             74,744         75,293          36,568
  PREPAID EXPENSES AND OTHER                           5,387          4,467           1,553
                                                   ---------      ---------       ---------
       TOTAL CURRENT ASSETS                          119,103        121,456         123,958
                                                   ---------      ---------       ---------

PROPERTY AND EQUIPMENT:
  LAND                                                   810            810               0
  BUILDING                                            10,729          9,595               0
  LEASEHOLD IMPROVEMENTS                              65,161         58,082          48,765
  FURNITURE, FIXTURES AND EQUIPMENT                   71,024         66,819          52,399
                                                   ---------      ---------       ---------
                                                     147,724        135,306         101,164

  LESS ACCUMULATED DEPRECIATION AND AMORTIZATION     (33,949)       (30,934)        (21,748)
                                                   ---------      ---------       ---------
                                                     113,775        104,372          79,416

OTHER ASSETS                                           4,380          3,372           1,158
                                                   ---------      ---------       ---------

       TOTAL ASSETS                                $ 237,258      $ 229,200       $ 204,532
                                                   =========      =========       =========



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  TRADE ACCOUNTS PAYABLE                           $  27,984      $  26,046       $   9,960
  ACCRUED LIABILITIES                                 16,006         15,781          10,423
  INCOME TAXES PAYABLE                                 7,038          8,039           7,407
                                                   ---------      ---------       ---------
       TOTAL CURRENT LIABILITIES                      51,028         49,866          27,790
                                                   ---------      ---------       ---------

DEFERRED RENT AND OTHER                               24,160         21,624          16,008

STOCKHOLDERS' EQUITY:
  COMMON STOCK, INCLUDING EXCESS PAID-IN CAPITAL
    ($.001 PAR VALUE: 100,000,000 SHARES AUTHORIZED
    24,015,996, 24,015,096 AND 24,962,356 SHARES
    OUTSTANDING AT MAY 2, 1998, JANUARY 31, 1998,
    AND MAY 5, 1996, RESPECTIVELY)                    23,024         23,109          52,762
  RESTRICTED STOCK DEFERRED COMPENSATION                   0           (337)           (337)
  RETAINED EARNINGS                                  139,046        134,938         108,309
                                                   ---------      ---------       ---------
TOTAL STOCKHOLDERS' EQUITY                           162,070        157,710         160,734
                                                   ---------      ---------       ---------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 237,258      $ 229,200       $ 204,532
                                                   =========      =========       =========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                     13 WEEKS ENDED
                                                              ----------------------------
                                                              MAY 2, 1998      MAY 3, 1997
                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $  4,148        $  8,599
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                   4,144           2,828
   Non-cash compensation expenses                                      0             416
   Loss on disposal of property and equipment                        618             520
   Provision for deferred income taxes                               (31)            397
   Tax benefit from exercise of stock options                        237             130
   Cumulative translation adjustment                                 (11)            (76)

   Change in assets and liabilities:
     Accounts receivable                                          (3,812)           (318)
     Merchandise inventories                                         549          12,411
     Prepaid expenses and other assets                            (1,358)           (311)
     Accounts payable                                              1,937         (11,989)
     Accrued liabilities                                             221          (1,578)
     Income taxes payable                                         (1,001)            776
     Deferred rent and other                                       2,536           1,437
                                                                --------        --------
Net cash provided by operating activities                          8,177          13,242
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                              (14,177)        (12,178)
Proceeds from sales of assets                                         12               0
Proceeds from sales of investments                                 1,452           8,903
Unrealized gain/loss on investments                                  (28)           (207)
Acquisition of lease rights                                         (535)              0
                                                                --------        --------
Net cash used in investing activities                            (13,276)         (3,482)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                               15             440
Repurchase of common stock                                             0         (10,502)
                                                                --------        --------
Net cash used by financing activities                                 15         (10,062)
                                                                --------        --------

Net decrease in cash and cash equivalents                         (5,084)           (302)

CASH AND CASH EQUIVALENTS:
Beginning of quarter                                              17,870           8,027
                                                                --------        --------
End of quarter                                                  $ 12,786        $  7,725
                                                                ========        ========

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes                      $  3,460        $  3,787
                                                                ========        ========



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION
         The unaudited interim consolidated financial statements of The Gymboree Corporation and its wholly-owned subsidiaries (the "Company") as of and for the period ended May 2, 1998 and May 3, 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

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

3.   INCOME TAXES
         The Company's effective tax rate in the first quarters of fiscal 1998 and 1997 was 37%.

4.   COMPREHENSIVE INCOME
         During the first fiscal quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. The adoption of this Statement resulted in a change in financial statement presentation, but did not have an impact on the Company's consolidated balance sheets, statements of income or cash flows. Comprehensive income and its components for the first quarters of fiscal 1998 and 1997 are as follows:

                                                      13 weeks ended
                                                --------------------------
                                                May 2, 1998    May 3, 1997
                                                --------------------------
      Net income                                   $4,148        $8,599
      Unrealized loss on investments                  (28)         (207)
      Cumulative translation adjustments              (12)          (75)
                                                    -----         -----
      Total Comprehensive Income                   $4,108        $8,317
                                                    =====         =====

5.   FINANCIAL INSTRUMENTS
         Beginning in April, 1998, the Company entered into forward foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are designed as hedges of certain intercompany receivables denominated in foreign currencies.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes annual and interim reporting standards for operating segments of an enterprise and related disclosures about its products, services, geographic areas and major customers. SFAS No. 131 is effective for the Company's fiscal years ending after January 31, 1998. Adoption of this standard will not impact the Company's consolidated balance sheets, statements of income or cash flows, and any effect will be limited to the form and content of its disclosures.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS
     The following table sets forth, for the periods indicated, (i) selected income statement data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                           AS A PERCENTAGE OF NET SALES         PERCENTAGE CHANGE
                                           FOR THE THIRTEEN WEEKS ENDED         IN DOLLAR AMOUNTS
                                        ---------------------------------     FROM 1997 TO 1998 FOR
                                        MAY 2, 1998           MAY 3, 1997    THE THIRTEEN WEEK PERIOD
                                        -----------           -----------    ------------------------
NET SALES                                  100.0%                100.0%                21.0%
COST OF GOODS SOLD, INCLUDING
  BUYING AND OCCUPANCY EXPENSES            (59.8)                (54.3)                33.1
                                           -----                 -----               ------

      GROSS PROFIT                          40.2                  45.7                  6.5
SELLING, GENERAL AND                       (34.7)                (30.9)                36.0
ADMINISTRATIVE
  EXPENSES
PLAY PROGRAM INCOME-Net                      0.4                   0.0                 n/a
                                           -----                 -----               ------

      OPERATING INCOME                       5.9                  14.8                (51.9)
CURRENCY TRANSACTION GAIN                    0.3                   0.0                 n/a
INTEREST INCOME                              0.2                   1.2                (77.3)
                                           -----                 -----               ------

      INCOME BEFORE INCOME TAXES             6.4                  16.0                (51.8)
INCOME TAXES                                (2.4)                 (5.9)               (51.8)
                                           -----                 -----               ------

      NET INCOME                             4.0%                 10.1%               (51.8%)
                                           =====                 =====               ======
NUMBER OF STORES AT END OF PERIOD            464                   380


     This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations, including statements regarding anticipated store openings and future comparable store net sales, gross profit, inventory levels, levels of gross profit as a percentage of net sales, S,G&A expenses, earnings, liquidity levels and the amendment of the Company's credit facility. Actual results may vary materially from results projected in such forward-looking statements as a result of a number of factors, including the factors listed below under "Factors That May Affect Future Performance" and others.

THIRTEEN WEEKS ENDED MAY 2, 1998 COMPARED TO THIRTEEN WEEKS ENDED  MAY 3, 1997
------------------------------------------------------------------------------

NET SALES
     Net sales in the first quarter of fiscal 1998 increased 21% to $103.1 million compared to $85.2 million in the same period last year. Sales for the 29 stores opened in the first quarter of fiscal 1998 contributed $2.7 million of the increase in net sales. Stores opened prior to fiscal 1998, but not qualifying as comparable stores, in addition to nine stores that were expanded in fiscal 1998, contributed $13.8 million of the increase in net sales. Comparable store net sales increased 1% in the first quarter and contributed $1.4 million of the increase in net sales.

GROSS PROFIT
     Gross profit for the thirteen weeks ended May 2, 1998 increased 6.5% to $41.5 million from $38.9 million in the same period last year. As a percentage of net sales, gross profit was 40.2% in the first quarter of fiscal 1998 compared to 45.7% in the same period last year. The decrease in gross profit, as a percentage of sales, was primarily due to higher markdowns taken in the first quarter of 1998 coupled with increases in occupancy and buying costs attributable to the increases in the number of larger stores and higher rents paid in Europe.

     The Company is taking steps to reduce inventories. This is likely to result in gross profit as a percentage of net sales to continue to remain below fiscal 1997 levels for the balance of fiscal 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
     Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to 34.7% of net sales in the first quarter of fiscal 1998, compared to 30.9% of net sales in the same period last year.

     The increase of S,G&A expenses, as a percentage of net sales, was primarily due to significantly higher international S,G&A expenses incurred for payroll, marketing and travel in connection with Company's expansion into Europe and Canada, the funding of the development of Gymboree in Japan and the internal development of a Hong Kong sourcing office. Additional expenses incurred in the opening of the Dixon, California, facility and the concurrent operation of the Hayward, California, facility also contributed to the increases in S,G&A. Other increases in S,G&A included marketing expenses associated with direct mail and other promotional campaigns which took place during 1998 which did not occur in 1997.

     The Company expects total S,G&A expenses, as a percentage of net sales, to increase in the balance of fiscal 1998 due to funding of the development of the Company's new retail concept, increased marketing efforts in the form of direct mail, print and television advertising and continued S,G&A expense funding of international expansion in Europe and Canada, planned entrance into the Japanese market in 1999 or 2000 and costs associated with the establishment of the Hong Kong sourcing office in late 1999. These higher expenses, combined with the expected lower gross profit as a percentage of net sales are expected to result in full year net earnings growth at a level less than those achieved in recent years.

FOREIGN EXCHANGE TRANSACTIONS
     Foreign exchange transaction gains were $0.3 million during the first quarter 1998. This gain resulted from currency fluctuations in intercompany transactions between the Company's U.S. operations and its foreign subsidiaries. No foreign exchange gains or losses were incurred during the first quarter of fiscal 1997.

INTEREST INCOME
     Interest income decreased to $229,000 during the first quarter of 1998 from $1,010,000 during the first quarter of the prior year. The decrease in interest income is primarily due to the decreases in cash, cash equivalents and investment balances from the first quarter of 1997 due to two stock repurchases completed during fiscal 1997 for a total of approximately $50.0 million. This trend of declining interest income is expected to continue in the future.

INCOME TAX
    The Company's effective tax rate in the first quarter of fiscal 1998 was 37% which is consistent with the prior year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES
     Cash provided by operating activities in the first quarter of 1998 of $8.2 million was primarily attributable to $4.1 million of net income, $4.1 million of depreciation and amortization, $2.5 million increase in deferred liabilities, $1.9 million increase in accounts payable, offset in part by a $3.8 million increase in accounts receivable and a $1.3 million increase in prepaid expenses and other assets. Cash used in investing activities of $12.7 million for the first quarter of 1998 related primarily to $14.2 million in capital expenditures for new store openings and the relocation and/or expansion of certain existing stores, offset by $1.5 million from sales of certain marketable securities.

     The combined balances of cash, cash equivalents and investments were $30.0 million at May 2, 1998, a decrease of $6.5 million from January 31, 1998. Working capital as of May 2, 1998 was $68.0 million compared to $71.6 million at the end of fiscal 1997. The Company's marketable securities consist largely of short-to-medium term investment grade securities.

   The Company estimates that capital expenditures during fiscal 1998 will be between $50 million and $55 million, and will be principally used to fund the opening of approximately 100 to 130 new domestic and international stores and to remodel or expand approximately 30 to 40 existing stores.

     The Company has no long term debt. At the end of fiscal 1997, the Company had one line of credit that allowed up to $100 million in unsecured letters of credit and up to $10 million in foreign exchange contracts. During the first quarter of 1998, this line of credit agreement was amended. The amended facility allows up to $74 million in unsecured commercial letters of credit, $11 million in standby letters of credit, and $15 million in borrowings. In addition, under this same facility, the Company may engage in up to $50 million in settlements of foreign exchange contracts. The Company intends to seek further amendment of the line of credit in order to increase the amount available for borrowings. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories and to enter into foreign exchange contracts. As of May 29, 1998, $28.0 million was available for unsecured commercial letters of credit, $8.0 million was available for standby letters of credit, $15.0 million was available in borrowings and $50 million was available in settlements of foreign exchange contracts.

     The Company is exploring a number of financing alternatives including an increase in the amount available for borrowings under the line of credit. The Company anticipates that cash generated from operations together with its existing cash resources and funds available from its credit facility, as proposed to be amended, will be sufficient to satisfy its cash needs through at least fiscal 1998. However, there can be no assurance that the Company will successfully negotiate an increase in available borrowings under the credit facility, and the failure to do so could require the Company to seek additional sources of debt or equity financing or adjust the planned levels of capital and other cash expenditures as needed. Such financing may not be available or, if available, may be on terms that are not favorable to the Company or its stockholders.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
     This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations, including statements regarding anticipated store openings, comparable store net sales, gross profit, inventory levels, levels of gross profits as a percentage of net sales, S, G&A expense, earnings, liquidity levels and the amendment of the Company's credit facility. Actual results may vary materially from results projected in such forward-looking statements as a result of a number of factors, including competitive market conditions, levels of discretionary consumer spending, general economic conditions, the degree of promotional pricing activity by the Company, inventory levels, and the ability of the Company to successfully identify and respond to emerging children's fashion trends, to effectively monitor and control costs, and to effectively manage anticipated international and domestic growth.

     The matters discussed in this Form 10-Q with respect to opening a new retail concept are also forward looking statements that involve risk and uncertainties, including no prior operating history, no prior history of market acceptance, potentially higher expenses without corresponding revenue increases, impact to earnings, ability to obtain new store sites, ability to obtain adequate sources of merchandise, competition from other retailers and uncertainties generally associated with apparel retailing. In addition, the Company has recently hired several highly experienced executives to support the production, merchandising and promotion of the products of this new retail concept. The Company's limited experience with marketing apparel to this demographic could materially and adversely affect its ability to introduce this new retail concept successfully or to develop this concept's product line. Other factors that may cause actual results to differ materially include those set forth in the reports that the Company files from time to time with the Securities and Exchange Commission.

Other factors that may affect future performance include the following:

INVENTORY LEVELS
     The Company is taking positive steps to reduce inventories and to pursue new merchandising and marketing initiatives, including a higher level of promotional activity. This is likely to result in gross profit as a percentage of net sales to continue to remain below fiscal 1997 levels for the balance of fiscal 1998.

INTERNATIONAL EXPANSION
     In fiscal 1998, the Company plans to further its international expansion in Europe and Canada. During the first quarter of fiscal 1998, the Company opened six additional stores in Europe and one in Canada, bringing the number of stores in Europe and Canada to twelve and twelve, respectively. The success of this planned expansion will depend upon a number of factors, including the availability of suitable store locations, the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees, of which there can be no assurance.

     The Company will continue to fund the development of Gymboree in Japan with a plan to open stores in that country in late 1999 or early 2000 and the opening of a Hong Kong sourcing office, which will open in 1999.

NEW RETAIL CONCEPT
     During the first quarter of 1998, the Company announced its plans to launch a new retail concept. It is intended to broaden the Company's market by introducing clothing stores targeted for children between the ages of 6 and 12 years old. This retail concept will offer apparel, footwear and accessories to boys and girls within those ages. This new concept represents a significant shift in concept, design and target market demographics from the Company's traditional products. These products may have short life cycles, thereby requiring more frequent product introductions than the Company's traditional product line. Further, these products and the introduction of more products could dilute the Company's image as a leading supplier of children's apparel in the 0-7 age range and lead to a reduced demand for its existing products.

YEAR 2000
     The Company has developed a plan to address Year 2000 issues. The plan covers systems and vendor issues that will be encountered before, during and after December 31, 1999. The systems portion of the plan includes a detailed survey of the current systems and associated upgrades, as well as options related to the replacement or reprogramming of current systems as would be required to bring the Company's systems into compliance prior to the Year 2000. The plan, which was developed to address vendor issues, covers product and systems issues, and includes product certifications, systems integration, systems testing and communication strategies. There can be no guarantee that the systems of other companies on which the Company's systems rely will be converted timely and would not have an adverse effect on the Company's systems. The Plan however, offers a best effort approach to ascertain the readiness of the system of key companies through the use of surveys and testing methodologies.
Customers are not likely to be affected by Year 2000 issues. The Company will utilize both internal and external resources to test, remediate, and/or replace the software.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company enters into forward foreign exchange contracts to hedge certain intercompany receivables denominated in foreign currencies (principally Irish Punts, British Pounds Sterling, and Canadian Dollars). The term of the forward exchange contracts is generally less than 90 days. The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflow resulting from the repayment of certain intercompany receivables from Gymboree's foreign subsidiaries will be adversely affected by changes in exchange rates. However, the Company may not be able to realize the benefits from these hedging activities due to the inherent risks associated with fluctuation in foreign currency exchange rates.

     The table below summarizes by major currency the contractual amounts of Gymboree's forward exchange contracts in U.S. dollars. Foreign currency amounts are translated at rates current at the reported date. The amounts represent the U.S. dollar equivalent of commitments to sell foreign currencies.

($ in millions)                                      Balance at May 2, 1998
--------------                                      -----------------------
Irish Punts                                                     $ 4,214,100
British Pounds Sterling                                           7,351,520
Canadian Dollars                                                 11,625,936
                                                                 ----------
Total                                                           $23,191,556
                                                                 ==========

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on May 20, 1998 at which time the stockholders voted on proposals as follows:

                                                   Votes Against    Abstentions
                                       Votes for    or Withheld    and Non-Votes
                                       ---------    -----------    -------------
        Election of two Class II
         Directors:
          Gary White                    21,455,703       407,247         N/A
          Barbara L. Rambo              21,451,754       411,196         N/A

        Ratify the appointment of
          Deloitte & Touche LLP as
          independent auditors for
          fiscal 1998.                  21,810,588        43,686         8,676

        To approve proposed
          amendments to the Company's
          1993 Stock Option Plan         4,325,059    14,716,444     2,821,447


ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits

               11  Computation of Net Income per Share

               27  Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports were filed on Form 8-K during the quarter ended May 2, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             THE GYMBOREE CORPORATION
                                                   (Registrant)





June 16, 1998                    By: /s/ Gary White
---------------------                ---------------------------------------
        Date                                       Gary White
                                      President and Chief Executive Officer
                                 (Principal executive officer of the registrant)





June 16, 1998                    By: /s/ Esther L. Koch
---------------------                ---------------------------------------
        Date                                     Esther L. Koch
                                             Vice President, Finance
                                             and Corporate Controller
                                    (Principal financial and accounting officer
                                                of the registrant)

                                  EXHIBIT INDEX


Exhibit
Number         Description                                     Page No.
------         -----------                                     --------
   11          Computation of Net Income per Share                15
   27          Financial Data Schedule                            --