Form 10-Q
period 1998-08-01
GYMBOREE CORP
filed 1998-09-15
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  AUGUST 1, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________________ to _____________________


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

                             Yes  [X]      No [ ]

   Number of shares of common stock outstanding at August 29, 1998: 24,172,134

                                  TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                          ------
PART I  FINANCIAL INFORMATION

        Item 1.  Financial Statements
                 Condensed Consolidated Statements of Operations..........   3
                 Condensed Consolidated Balance Sheets....................   4
                 Condensed Consolidated Statements of Cash Flows..........   5
                 Notes to Condensed Consolidated Financial Statements.....   6

        Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations......................   8

PART II  OTHER INFORMATION

        Item 1.  Legal Proceedings........................................  14
        Item 2.  Changes in Securities and Use of Proceeds................  14
        Item 3.  Defaults Upon Senior Securities..........................  14
        Item 4.  Submission of Matters to a Vote of Security Holders......  14
        Item 5.  Other Information........................................  14
        Item 6.  Exhibits.................................................  14

SIGNATURES ...............................................................  15

EXHIBIT INDEX ............................................................  16

PART I - FINANCIAL  INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)


                                                       13 WEEKS ENDED                  26 WEEKS ENDED
                                                  -------------------------       -------------------------
                                                  AUGUST 1,       AUGUST 2,       AUGUST 1,       AUGUST 2,
                                                    1998            1997            1998            1997
                                                  ---------       ---------       ---------       ---------
Net Sales                                         $  99,789       $  71,684       $ 202,895       $ 156,924
Cost of goods sold, including
   buying and occupancy expenses                    (66,471)        (41,232)       (128,082)        (87,526)
                                                  ---------       ---------       ---------       ---------
     Gross Profit                                    33,318          30,452          74,813          69,398
Selling, general and administrative expenses        (34,999)        (24,011)        (70,835)        (50,316)
Play program income                                     334             103             761             102
                                                  ---------       ---------       ---------       ---------
   Operating income (loss)                           (1,347)          6,544           4,739          19,184
Currency transaction gain (loss)                       (124)              0             145               0
Interest income                                         147             722             376           1,732
                                                  ---------       ---------       ---------       ---------
   Income (loss) before income taxes                 (1,324)          7,266           5,260          20,916
Income taxes                                            494          (2,688)         (1,943)         (7,739)
                                                  ---------       ---------       ---------       ---------
   Net income (loss)                              $    (830)      $   4,578       $   3,317       $  13,177
                                                  =========       =========       =========       =========

Net income (loss) per share:
   Basic                                          $   (0.03)      $    0.19       $    0.14       $    0.53
   Diluted                                            (0.03)           0.19            0.14            0.53
Weighted average shares outstanding:
   Basic                                             24,164          24,302          24,136          24,642
   Diluted                                           24,164          24,621          24,214          25,023
Number of stores at end of period                       495             401             495             401


            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


Assets                                                     August 1,      January 31,      August 2,
                                                             1998            1998            1997
                                                           ---------      -----------      ---------
CURRENT ASSETS
   Cash and cash equivalents                               $  19,247       $  17,870       $   4,776
   Investments                                                     0          18,642          46,011
   Accounts receivable                                         8,583           5,184           4,988
   Merchandise inventories                                    91,355          75,293          56,840
   Prepaid expenses and other                                  5,966           4,467           1,599
                                                           ---------       ---------       ---------
      Total current assets                                   125,151         121,456         114,214
                                                           ---------       ---------       ---------

PROPERTY AND EQUIPMENT
   Land and buildings                                          9,949          10,405             810
   Leasehold improvements                                     70,218          58,082          56,515
   Furniture, fixtures and equipment                          80,014          66,819          57,119
                                                           ---------       ---------       ---------
                                                             160,181         135,306         114,444
   Less accumulated depreciation and amortization            (37,702)        (30,934)        (24,391)
                                                           ---------       ---------       ---------
                                                             122,479         104,372          90,053
OTHER ASSETS                                                   3,778           3,372           1,296
                                                           ---------       ---------       ---------
   Total Assets                                            $ 251,408       $ 229,200       $ 205,563
                                                           =========       =========       =========

Liabilities and Stockholders' Equity

CURRENT LIABILITIES
   Short-term borrowings                                   $  10,000       $       0       $       0
   Trade accounts payable                                     34,712          26,046          18,604
   Accrued liabilities                                        15,967          15,781          10,973
   Income taxes payable                                        2,466           8,039           6,239
                                                           ---------       ---------       ---------
      Total current liabilities                               63,145          49,866          35,816
                                                           ---------       ---------       ---------

DEFERRED RENT AND OTHER                                       24,663          21,624          17,379
                                                           ---------       ---------       ---------

STOCKHOLDERS' EQUITY:
   Common stock, including excess paid-in capital
      ($.001 par value: 100,000,000 shares authorized
      24,171,770, 24,015,096 and 24,595,553 shares
      outstanding at August 1, 1998, January 31, 1998
      and August 2, 1997, respectively)                       25,058          23,109          39,928
   Restricted stock deferred compensation                          0            (337)           (337)
   Unrealized change in value of investments                       0              28             136
   Cumulative translation adjustment                             283             (32)           (307)
   Retained earnings                                         138,259         134,942         112,948
                                                           ---------       ---------       ---------
      Total stockholders' equity                             163,600         157,710         152,368
                                                           ---------       ---------       ---------

   Total Liabilities and Stockholders' Equity              $ 251,408       $ 229,200       $ 205,563
                                                           =========       =========       =========


            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                       26 WEEKS ENDED
                                                                   -----------------------
                                                                   AUGUST 1,      AUGUST 2,
                                                                     1998           1997
                                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $  3,317       $ 13,177
Adjustments to reconcile net income to net cash provided by /
   (used in) operating activities:
   Depreciation and amortization                                      8,755          5,925
   Provision for deferred income tax                                    (58)           584
   Tax benefit from exercise of stock options                           240          1,440
   Loss on disposal of property and equipment                           985            958
   Other                                                                317            109
   Change in assets and liabilities:
      Accounts receivable                                            (3,412)          (651)
      Inventories                                                   (16,062)        (7,862)
      Prepaid expenses and other assets                              (1,846)          (496)
      Accounts payable                                                8,665         (3,346)
      Income tax payable                                             (5,573)          (391)
      Deferred liabilities                                            3,040          2,808
      Accrued liabilities                                               195         (1,214)
                                                                   --------       --------
    Net cash provided by/(used in) operating activities              (1,437)        11,041
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (27,871)       (26,349)
Proceeds from sales of assets                                            24              0
Proceeds from sale of investments                                    18,614         36,263
                                                                   --------       --------
   Net cash provided by/(used in) investing activities               (9,233)         9,914
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                       2,047          5,791
Repurchase of common stock                                                0        (29,997)
Proceeds from short-term debt borrowings                             10,000              0
                                                                   --------       --------
   Net cash provided by/(used in) financing activities               12,047        (24,206)
                                                                   --------       --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                  1,377         (3,251)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     17,870          8,027
                                                                   --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $ 19,247       $  4,776
                                                                   ========       ========


            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

        The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and its wholly-owned subsidiaries (the "Company") as of and for the periods ended August 1, 1998 and August 2, 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended January 31, 1998.

        The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform with the current year presentation.

2.  MERCHANDISE INVENTORIES

        Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost or market.

3.  INCOME TAXES

        The Company's effective tax rate in the second quarter of fiscal 1998 was 37%, consistent with the same period last year.

4.  COMPREHENSIVE INCOME

        During the first fiscal quarter of fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". SFAS 130 requires the presentation, by major components and as a single total, the change in the Company's net assets during a period from non-owner sources. The adoption of this Statement resulted in a change in financial statement presentation, but did not have an impact on the Company's condensed consolidated balance sheets, statements of operations or cash flows. Comprehensive income and its components are as follows:

                                                   13 WEEKS ENDED                    26 WEEKS ENDED
                                          -------------------------------   -------------------------------
                                          AUGUST 1, 1998   AUGUST 2, 1997   AUGUST 1, 1998   AUGUST 2, 1997
                                          --------------   --------------   --------------   --------------
Net income (loss)                              $   (830)        $  4,578         $  3,317         $ 13,177
Unrealized gain (loss) on investments                 0              123              (28)             (83)
Cumulative translation adjustments                  326             (232)             315             (308)
                                               --------         --------         --------         --------
Total comprehensive income (loss)              $   (504)        $  4,469         $  3,604         $ 12,786
                                               ========         ========         ========         ========

5.  FINANCIAL INSTRUMENTS

        Beginning in April 1998, the Company entered into forward foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are designed as hedges of certain intercompany receivables denominated in foreign currencies. The Company will continue to engage in these financial instrument transactions in an attempt to reduce exposure to foreign currency fluctuations.

6.  RECENTLY ISSUED ACCOUNTING STANDARDS

        In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 establishes annual and interim reporting standards for operating segments of an enterprise and related disclosures about its products, services, geographic areas and major customers. SFAS No. 131 is effective for the Company's fiscal years ending after January 31, 1998. Adoption of this standard will not impact the Company's consolidated balance sheets, statements of income or cash flows, and any effect will be limited to the form and content of its disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:


                                                    AS A PERCENTAGE OF NET SALES
                                          ------------------------------------------------    PERCENTAGE CHANGE
                                                 THIRTEEN                TWENTY-SIX           IN DOLLAR AMOUNTS
                                                WEEKS ENDED              WEEKS ENDED          FROM 1997 TO 1998
                                          ----------------------    ----------------------    -----------------
                                          AUGUST 1,    AUGUST 2,    AUGUST 1,    AUGUST 2,     13          26
                                            1998         1997         1998         1997       WEEKS       WEEKS
                                          ---------    ---------    ---------    ---------    -----       -----
Net sales                                   100.0%       100.0%       100.0%       100.0%       39%         29%
Cost of goods sold, including
   buying and occupancy expenses            (66.6)       (57.5)       (63.1)       (55.8)       61          46
                                            -----        -----        -----        -----

   Gross Profit                              33.4         42.5         36.9         44.2         9           8
Selling, general and administrative
   expenses                                 (35.1)       (33.5)       (34.9)       (32.1)       46          41
Play program income                           0.3          0.1          0.4          0.1       224         646
                                            -----        -----        -----        -----
   Operating income (loss)                   (1.4)         9.1          2.4         12.2      (121)        (75)
Currency transaction gain (loss)             (0.1)         0.0          0.1          0.0       N/A         N/A
Interest income                               0.1          1.0          0.2          1.1       (80)        (78)
                                            -----        -----        -----        -----
   Income (loss) before income taxes         (1.4)        10.1          2.7         13.3      (118)        (75)
Income taxes                                  0.5         (3.7)        (1.0)        (4.9)      118          75
                                            -----        -----        -----        -----
   Net income (loss)                         (0.9)%        6.4%         1.7%         8.4%     (118)%       (75)%
                                            =====        =====        =====        =====

Number of stores at end of period             495          401          495         401


THIRTEEN WEEKS ENDED AUGUST 1, 1998 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 2, 1997

NET  SALES

    Net sales in the second quarter of fiscal 1998 increased 39% to $99.8 million compared to $71.7 million in the same period last year. Sales for the additional 60 stores opened in fiscal 1998 contributed $6.8 million of the increase in net sales. Stores opened prior to fiscal 1998, but not qualifying as comparable stores, in addition to the fifteen stores that were expanded in fiscal 1998, contributed $11.3 million of the increase in net sales. Comparable store net sales increased 16% in the second quarter and contributed $10.0 million of the increase in net sales. The increase in comparable store net sales was primarily attributable to promotional pricing.

GROSS PROFIT

    Gross profit for the thirteen weeks ended August 1, 1998 increased 9% to $33.3 million from $30.5 million in the same period last year. As a percentage of net sales, gross profit was 33.4% in the second quarter of 1998 compared to 42.5% in the same period last year. Gross profit as a percentage of net sales was adversely affected by the high degree of promotional activity during the thirteen weeks ended August 1, 1998. As the Company continues to reduce inventories, gross profit as a percentage of net sales is likely to remain below fiscal 1997 levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses ("S, G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to 35.1% of net sales in the second quarter of fiscal 1998, compared to 33.5% of net sales in the same period last year. The increase in S, G&A was primarily attributable to the funding of the Company's international expansion into the United Kingdom, Ireland and Japan, start-up expenses for the development of the new retail concept, and increased distribution costs.

    The Company expects total S, G&A expenses, as a percentage of net sales, to remain above last year levels due to funding of the development of the Company's new retail concept, increased marketing efforts in the form of direct mail, print and television advertising and continued S, G&A expense funding of international expansion into Canada, the United Kingdom and Ireland. The Company has decided, however, to defer its expansion into Japan and Hong Kong. These higher expenses, combined with the expected lower gross profit as a percentage of net sales, are expected to result in full year net earnings growth at a level less than those achieved in recent years.

FOREIGN EXCHANGE TRANSACTIONS

    Foreign exchange transaction losses were $0.1 million during the second quarter 1998. This loss resulted from currency fluctuations in intercompany transactions between the Company's U.S. operations and its foreign subsidiaries. No foreign exchange gains or losses were incurred during the second quarter of fiscal 1997.

INTEREST INCOME

    Interest income decreased 80% to $147,000 during the second quarter of 1998 from $722,000 during the second quarter of the prior year. The decrease in interest income was due to the decrease in cash, cash equivalents, and investments during the second quarter of 1998 as compared to the same period in 1997 which was primarily the result of two stock repurchases completed during fiscal 1997 for a total of $50.0 million. This trend of declining interest income is expected to continue for the foreseeable future.

INCOME TAX

    The Company's effective tax rate for the second quarter of fiscal 1998 was 37%, consistent with the same period last year.

TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

NET SALES

    Net sales for the twenty-six weeks ended August 1, 1998 increased 29% to $202.9 million compared to $156.9 million in the same period last year. Sales for the additional 60 stores opened in fiscal 1998 contributed $9.5 million of the increase in net sales. Stores opened prior to fiscal 1998, but not qualifying as comparable stores, in addition to the fifteen stores that were expanded in fiscal 1998, contributed $25.3 million of the increase in net sales. Comparable store net sales increased 8% in the twenty-six weeks ended August 1, 1998. The increase in comparable store net sales was primarily attributable to promotional pricing and contributed $11.2 million of the increase in net sales.

GROSS PROFIT

    Gross profit for the twenty-six weeks ended August 1, 1998 increased 8% to $74.8 million from $69.4 million in the same period last year. As a percentage of net sales, gross profit was 36.9% in the first six months of fiscal 1998 compared to 44.2% in the same period last year. The decrease in gross profit as a percentage of net sales was attributable to a significant increase in the promotional pricing of merchandise and increases in occupancy expenses attributable to larger domestic stores and higher rents paid in Europe during the first half of fiscal 1998 as compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    S, G&A increased to 34.9% of net sales in the twenty-six weeks ended August 1, 1998 compared to 32.1% of net sales in the same period last year. The increase in S, G&A was primarily attributable to the funding of the Company's international expansion into Canada, the United Kingdom, Ireland, Japan and Hong Kong, start-up expenses for the development of the new retail concept, and increases in distribution costs due to the opening of a new distribution center in Dixon, California and the closure of the existing facility located in Hayward, California. Other increases in S, G&A included marketing, expenses associated with direct mail and other promotional campaigns.

FOREIGN EXCHANGE TRANSACTIONS

    Foreign exchange transaction gains were $0.1 million for the twenty-six weeks ended August 1, 1998. This gain resulted from currency fluctuations in intercompany transactions between the Company's U.S. operations and its foreign subsidiaries. No foreign exchange gains or losses were incurred during the twenty-six weeks ended August 2, 1997.

INTEREST INCOME

    Interest income decreased 78% to $376,000 from $1.7 million in the prior year. The decrease in interest income was due to the decrease in cash, cash equivalents, and investments during the first half of 1998 as compared to the same period in 1997 which was primarily the result of two stock repurchases completed during fiscal 1997 for a total of $50.0 million.

INCOME TAX

    The Company's effective tax rate in the first six months of fiscal 1998 was 37%, consistent with the same period last year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

    Cash used in operating activities was $1.4 million compared to cash provided by operating activities of $11.0 in the prior year. The use of cash in operating activities was primarily due to lower net income and increased working capital.

    Cash used in investing activities of $9.2 million resulted from $27.9 million in capital expenditures related primarily to new store openings, as well as relocations and/or expansion of certain existing stores offset by $18.6 million generated from sales of marketable securities.

    Cash provided by financing activities of $12.0 million was primarily due to $10.0 million of short-term borrowings.

    The combined balances of cash, cash equivalents and investments were $19.2 million at August 1, 1998, a decrease of $17.2 million from January 31, 1998. Working capital as of August 1, 1998 was $62.0 million compared to $71.6 million at the end of fiscal 1997. The decrease in working capital was primarily due to increases in current liabilities.

    The Company estimates that capital expenditures during fiscal 1998 will be between $50 million and $55 million, and will be principally used to fund the opening of approximately 100 to 130 new stores and the remodeling or expansion of approximately 20 to 30 existing stores.

    At the end of the second quarter of fiscal 1998, the Company had a line of credit that allowed up to $70 million in unsecured letters of credit (of which $11 million can be used for standby letters of credit) and up to $30 million in borrowings through the end of November, up to $15 million in borrowings during the month of December, and no borrowings thereafter until the expiration of the agreement on May 31, 1999. As the borrowing capacity is reduced, the amount available for unsecured letters of credit is increased. The interest rate for any borrowings is the Bank of America NT&SA's reference rate or the LIBOR rate plus 0.75 percentage points. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories. As of August 1, 1998, $20.0 million was available in borrowings. In addition, under this same facility, the Company may engage in up to $50 million in foreign exchange contracts, of which $28 million was available at August 1, 1998.

    The Company continues to explore a number of financing alternatives, however, the Company anticipates that cash generated from operations, together with its existing cash resources and funds that are expected to be available from its current and planned future credit facilities, will be sufficient to satisfy its cash needs through at least fiscal 1998.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

    This Form 10-Q contains certain forward-looking statements reflecting the Company's current expectations, including statements regarding anticipated store openings, and future comparable store net sales, inventory, expense, earnings and liquidity levels. There can be no assurance that actual results will not vary materially from results projected in such forward-looking statements as a result of a number of factors, including competitive market conditions, levels of discretionary consumer spending, general economic conditions, the degree of promotional pricing activity by the Company, inventory levels, and the ability of the Company to successfully identify and respond to emerging children's fashion trends, to effectively monitor and control costs, and to effectively manage anticipated international and domestic growth. Other factors that may cause actual results to differ materially include those set forth in the reports that the Company files from time to time with the Securities and Exchange Commission.

Other factors that may affect future performance include the following:

COMPETITION

    The children's apparel segment of the specialty retail business is becoming more competitive. The Company competes on a national level with GapKids (a part of The Gap, Inc.) and certain leading department stores as well as certain discount retail chains such as Kids `R' Us (a division of Toys `R' Us, Inc.). Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. The continued success of the Company is contingent upon its ability to compete.

INVENTORY LEVELS

    The Company is taking steps to reduce inventories and to pursue new merchandising and marketing initiatives, including a higher level of promotional activity. This is likely to cause gross profit as a percentage of net sales to continue to remain below fiscal 1997 levels for the balance of fiscal 1998.

INTERNATIONAL EXPANSION

    During the second quarter of fiscal 1998, the Company opened one additional store in Canada, bringing the number of stores in Canada to thirteen and also opened two stores in the United Kingdom, bringing the total number of stores in the United Kingdom and Ireland to thirteen. For the remainder of fiscal 1998, the Company plans to further its international expansion in Canada, the United Kingdom and Ireland. The success of this planned expansion will depend upon a number of factors, including the availability of suitable store locations, the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees, of which there can be no assurance. The Company has decided, however, to defer its expansion into Japan and Hong Kong.

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

    The table below summarizes by major currency the contractual amounts of Gymboree's forward exchange contracts in U.S. dollars. Foreign currency amounts are translated at rates current at the reported date. The amounts represent the U.S. dollar equivalent of commitments to buy or sell foreign currencies.

                                                    Balance at
                                                  August 1, 1998
                                                  ($ in millions)
                                                  ---------------
               Irish Punts                               0.4
               British Pounds Sterling                  13.0
               Canadian Dollars                          9.0
                                                       -----
               Total                                   $22.4
                                                       =====


There were no open currency contracts at the end of the second quarter last year.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

         (a)  Exhibits

             10.24  Amendment No. 7 to the Amended and Restated Line of Credit
                    Agreement with Bank of America, dated June 26, 1998.

             10.25  Amendment No. 8 to the Amended and Restated Line of Credit
                    Agreement with Bank of America, dated August 14, 1998.

             11     Computation of Net Income per Share

             27     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                THE GYMBOREE CORPORATION
                                      (Registrant)



September 15, 1998              By:             /s/ GARY WHITE
--------------------               --------------------------------------------
        Date                                      Gary White
                                      President and Chief Executive Officer
                                (Principal executive officer of the registrant)



September 15, 1998              By:            /s/ ESTHER L. KOCH
--------------------               --------------------------------------------
        Date                                      Esther L. Koch
                                            Vice President, Finance and
                                               Corporate Controller
                                   (Principal financial and accounting officer
                                                of the registrant)

                                  EXHIBIT INDEX


Exhibit
Number         Description                                             Page No.
   10.24       Amendment No. 7 to the Amended and Restated Line
               of Credit Agreement with Bank of America, dated
               June 26, 1998

   10.25 Amendment No. 8 to the Amended and Restated Line of Credit Agreement with Bank of America, dated
               August 14, 1998

   11          Computation of Net Income per Share

   27          Financial Data Schedule