Form 10-Q
period 1998-10-31
GYMBOREE CORP
filed 1998-12-15
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the quarterly period ended OCTOBER 31, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

For the transition period from ____________________ to ________________________


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

                   Yes [X]                                   No
                   -------                                   --

  Number of shares of common stock outstanding at November 28, 1998: 24,172,134

                                TABLE OF CONTENTS
                                -----------------


                                                                          Page
                                                                          Number
                                                                          ------
PART I  FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Condensed Consolidated Statements of Operations................3
              Condensed Consolidated Balance Sheets..........................4
              Condensed Consolidated Statements of Cash Flows................5
              Notes to Condensed Consolidated Financial Statements...........6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................8

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk....14


PART II  OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................15
     Item 2.  Changes in Securities and Use of Proceeds.....................15
     Item 3.  Defaults Upon Senior Securities...............................15
     Item 4.  Submission of Matters to a Vote of Security Holders...........15
     Item 5.  Other Information.............................................15
     Item 6.  Exhibits......................................................15

SIGNATURES..................................................................16

EXHIBIT INDEX...............................................................17

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)

                                                            13 Weeks Ended                    39 Weeks Ended
                                                   -----------------------------       -----------------------------
                                                   October 31,       November 1,       October 31,       November 1,
                                                      1998              1997              1998              1997
                                                   -----------       -----------       -----------       -----------
Net Sales                                           $ 113,991         $ 101,120         $ 316,886         $ 258,044
Cost of goods sold, including
   buying and occupancy expenses                      (72,897)          (55,261)         (200,979)         (142,787)
                                                    ---------         ---------         ---------         ---------
     Gross Profit                                      41,094            45,859           115,907           115,257
Selling, general and administrative expenses          (42,132)          (29,129)         (112,967)          (79,434)
Play program income                                       608               163             1,369               265
                                                    ---------         ---------         ---------         ---------
   Operating income (loss)                               (430)           16,893             4,309            36,088
Currency transaction gain (loss)                         (113)             (146)               32              (159)
Interest income                                           114               499               490             2,231
                                                    ---------         ---------         ---------         ---------
   Income (loss) before income taxes                     (429)           17,246             4,831            38,160
Income tax (expense) benefit                              156            (6,381)           (1,787)          (14,120)
                                                    ---------         ---------         ---------         ---------
   Net income (loss)                                $    (273)        $  10,865         $   3,044         $  24,040
                                                    =========         =========         =========         =========
Net income (loss) per share:
   Basic                                            $   (0.01)        $    0.44         $    0.13         $    0.98
   Diluted                                              (0.01)             0.44              0.13              0.96
Weighted average shares outstanding:
   Basic                                               24,172            24,570            24,148            24,589
   Diluted                                             24,172            24,858            24,210            24,939
Number of stores at end of period                         548               427               548               427

            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                            October 31,     January 31,     November 1,
                                                               1998            1998            1997
                                                            -----------     -----------     -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                 $  2,170        $ 17,870        $  8,413
   Investments                                                     --          18,642          37,848
   Accounts receivable                                         11,095           5,184           6,005
   Merchandise inventories                                     95,037          75,293          68,641
   Prepaid expenses and other                                   6,214           4,467           2,825
                                                             --------        --------        --------
      Total current assets                                    114,516         121,456         123,732
                                                             --------        --------        --------

PROPERTY AND EQUIPMENT
   Land and Buildings                                           9,969          10,405           7,541
   Leasehold improvements                                      76,379          58,082          56,164
   Furniture, fixtures and equipment                           85,630          66,819          62,919
                                                             --------        --------        --------
                                                              171,978         135,306         126,624
   Less accumulated depreciation and amortization             (42,038)        (30,934)        (27,649)
                                                             --------        --------        --------
                                                              129,940         104,372          98,975
OTHER ASSETS                                                    3,864           3,372           2,980
                                                             --------        --------        --------
   TOTAL ASSETS                                              $248,320        $229,200        $225,687
                                                             ========        ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Short-term borrowings                                     $ 17,450        $     --        $     --
   Trade accounts payable                                      18,314          26,046          20,653
   Accrued liabilities                                         16,757          15,781          15,232
   Income taxes payable                                         2,028           8,039           5,279
                                                             --------        --------        --------
      Total current liabilities                                54,549          49,866          41,164
                                                             --------        --------        --------
DEFERRED RENT AND OTHER                                        30,336          21,624          18,418
                                                             --------        --------        --------

STOCKHOLDERS' EQUITY:
   Common stock, including excess paid-in capital
      ($.001 par value: 100,000,000 shares authorized
      24,172,134, 24,015,096 and 24,642,015 shares
      outstanding at October 31, 1998, January 31, 1998
      and November 1, 1997, respectively)                      25,115          23,109          42,491
   Restricted stock deferred compensation                          --            (337)           (337)
   Unrealized change in value of investments                       --              28             121
   Cumulative translation adjustments                             334             (32)             17
   Retained earnings                                          137,986         134,942         123,813
                                                             --------        --------        --------
      Total stockholders' equity                              163,435         157,710         166,105
                                                             --------        --------        --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $248,320        $229,200        $225,687
                                                             ========        ========        ========

            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       39 Weeks Ended
                                                                  October 31,    November 1,
                                                                     1998           1997
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                         $  3,044       $ 24,040
Adjustments to reconcile net income to net cash provided by/
   (used in) operating activities:
   Depreciation and amortization                                     13,755          9,516
   Non-cash compensation expenses                                        --            416
   Provision for deferred income tax                                    (58)         1,287
   Cumulative translation adjustments                                   366             16
   Tax benefit from exercise of stock options                           240          2,392
   Loss on disposal of property and equipment                         1,238          1,347
   Change in assets and liabilities:
      Accounts receivable                                            (5,911)        (1,669)
      Inventories                                                   (19,744)       (19,662)
      Prepaid expenses and other assets                              (5,138)        (3,194)
      Accounts payable                                               (7,732)        (1,296)
      Income tax payable                                             (6,011)        (1,352)
      Deferred liabilities                                            8,712          3,847
      Accrued liabilities                                             3,933          2,128
                                                                   --------       --------
   Net cash provided by/(used in) operating activities              (13,306)        17,816
                                                                   --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (40,585)       (39,249)
Proceeds from sales of assets                                            24             --
Proceeds from sale of investments                                    18,614         44,414
                                                                   --------       --------
  Net cash provided by/(used in) investing activities               (21,947)         5,165
                                                                   --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                                       2,103          7,402
Repurchase of common stock                                               --        (29,997)
Net proceeds from short-term debt borrowings                         17,450             --
                                                                   --------       --------
   Net cash provided by / (used in) financing activities             19,553        (22,595)
                                                                   --------       --------

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS                (15,700)           386
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     17,870          8,027
                                                                   --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  2,170       $  8,413
                                                                   ========       ========

            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

        The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and its wholly-owned subsidiaries (the "COMPANY") as of and for the periods ended October 31, 1998 and November 1, 1997 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended January 31, 1998.

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


3.  INCOME TAXES

        The Company's effective tax rate in the third quarter of fiscal 1998 was 37%, consistent with the same period last year.


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

                                                      13 Weeks Ended                           39 Weeks Ended
                                            -------------------------------------    -------------------------------------
                                            October 31, 1998     November 1, 1997    October 31, 1998     November 1, 1997
                                            ----------------     ----------------    ----------------     ----------------
                                                                              (in 000's)
     Net income (loss)                            $(273)              $ 10,865              $ 3,044             $ 24,040
     Unrealized gain (loss) on investments            0                    (15)                 (28)                 (98)
     Cumulative translation adjustments              51                    324                  366                   16
                                                  -----               --------              -------             --------
     Total comprehensive income (loss)            $(222)              $ 11,174              $ 3,382             $ 23,958
                                                  =====               ========              =======             ========

5.  FINANCIAL INSTRUMENTS

        The Company enters into forward foreign exchange contracts to reduce exposure to foreign currency exchange risk. These contracts are designed as hedges of certain intercompany receivables denominated in foreign currencies. The Company will continue to engage in these financial instrument transactions in an attempt to reduce exposure to foreign currency fluctuations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                                       As a Percentage of Net Sales
                                        -----------------------------------------------------------       Percentage Change
                                                 Thirteen                      Thirty-Nine                in Dollar Amounts
                                                Weeks Ended                    Weeks Ended                From 1997 to 1998
                                        ---------------------------     ---------------------------     ----------------------
                                        October 31,     November 1,     October 31,     November 1,
                                           1998            1997            1998            1997         13 weeks      39 weeks
                                        -----------     -----------     -----------     -----------     --------      --------
Net sales                                  100.0%          100.0%          100.0%          100.0%           13%           23%
Cost of goods sold, including
   buying and occupancy expenses           (63.9)          (54.6)          (63.4)          (55.3)           32%           41%
                                           -----           -----           -----           -----
   Gross Profit                             36.1            45.4            36.6            44.7           -10%            1%
Selling, general and administrative
   expenses                                (37.0)          (28.9)          (35.6)          (30.8)           45%           42%
Play program income                          0.5             0.2             0.4             0.1           273%          417%
                                           -----           -----           -----           -----
   Operating income                         (0.4)           16.7             1.4            14.0          -103%          -88%
Currency transaction gain (loss)            (0.1)           (0.1)            0.0            (0.1)          -23%         -120%
Interest income                              0.1             0.5             0.2             0.9           -77%          -78%
                                           -----           -----           -----           -----
   Income before income taxes               (0.4)           17.1             1.6            14.8          -102%          -87%
Income taxes                                 0.1            (6.4)           (0.6)           (5.5)         -102%          -87%
                                           -----           -----           -----           -----
   Net income                               (0.3)%          10.7%            1.0%            9.3%         -103%          -87%
                                           =====           =====           =====           =====
Number of stores at end of period            548             427             548             427


THIRTEEN WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTEEN WEEKS ENDED NOVEMBER 1, 1997

NET SALES

     Net sales in the third quarter of fiscal 1998 increased 13% to $114.0 million compared to $101.1 million in the same period last year. Sales for the additional 113 stores opened in fiscal 1998 contributed $15.0 million of the increase in net sales. Stores opened prior to fiscal 1998, but not qualifying as comparable stores, in addition to the twenty-two stores that were relocated or expanded in fiscal 1998, contributed $4.0 million of the increase in net sales. Comparable store net sales decreased 6.9% or $6.1 million in the third quarter.

GROSS PROFIT

     Gross profit for the thirteen weeks ended October 31, 1998 decreased 10% to $41.1 million from $45.9 million in the same period last year. As a percentage of net sales, gross profit was 36.1% in the third quarter of 1998 compared to 45.4% in the same period last year. The high degree of promotional activity continued to adversely affect gross profit as a percentage of sales during the thirteen weeks ended October 31, 1998. As the Company continues to reduce inventories, gross profit as a percentage of net sales will remain below fiscal 1997 levels.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("S, G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to 37.0% of net sales in the third quarter of fiscal 1998, compared to 28.9% of net sales in the same period last year. The increase in total S, G&A expenses, as a percentage of net sales was primarily attributable to the decrease in comparable store sales coupled with new store additions, both domestic and international, and startup expenses for the development of the new retail concept. Other increases in S, G&A included continued marketing expenses associated with direct mail and other promotional campaigns.

     The Company expects total S, G&A expenses, as a percentage of net sales, to remain above last year levels due to funding of the development of the Company's new retail concept, increased marketing efforts in the form of direct mail, print and television advertising. These higher expenses, combined with the expected lower gross profit as a percentage of net sales, are expected to result in full year net earnings growth at a level less than those achieved in recent years.

FOREIGN EXCHANGE TRANSACTIONS

     Foreign exchange transaction losses totalled $0.1 million during the third quarter of 1998 and were consistent with the third quarter of 1997. This loss resulted from currency fluctuations in intercompany transactions between the Company's U.S. operations and its foreign subsidiaries.

INTEREST INCOME

     Interest income decreased 77% to $114,000 during the third quarter of 1998 from $499,000 during the third quarter of the prior year. The decrease in interest income was due to the decrease in cash, cash equivalents, and investments during the third quarter of 1998 as compared to the same period in 1997 which was primarily the result of two stock repurchases completed during fiscal 1997 for a total of $50.0 million. This trend of declining interest income is expected to continue for the foreseeable future.

INCOME TAX

     The Company's effective tax rate for the third quarter of fiscal 1998 was 37%, consistent with the same period last year.

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997

NET SALES

     Net sales for the thirty-nine weeks ended October 31, 1998 increased 23% to $316.9 million compared to $258.0 million in the same period last year. Sales for the additional 113 stores opened in fiscal 1998 contributed $24.5 million of the increase in net sales. Stores opened prior to fiscal 1998, but not qualifying as comparable stores, in addition to the twenty-two stores that were relocated or expanded in fiscal 1998, contributed $29.8 million of the increase in net sales. Comparable store net sales increased 2% in the thirty-nine weeks ended October 31, 1998. The increase in comparable store net sales was primarily attributable to promotional pricing and contributed $4.6 million of the increase in net sales.

GROSS PROFIT

     Gross profit for the thirty-nine weeks ended October 31, 1998 increased
1% to $115.9 million from $115.3 million in the same period last year. As a percentage of net sales, gross profit was 36.6% in the first nine months of fiscal 1998 compared to 44.7% in the same period last year. The decrease in gross profit as a percentage of net sales was attributable to a significant increase in the promotional pricing of merchandise and increases in occupancy expenses attributable to larger domestic stores and higher rents paid in Europe during the first three quarters of fiscal 1998 as compared to the same period last year.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     S, G&A increased to 35.6% of net sales in the thirty-nine weeks ended October 31, 1998 compared to 30.8% of net sales in the same period last year. The increase in S, G&A was primarily attributable to the funding of the Company's international expansion into Europe and Canada, the costs associated with a cancelled plan to enter Japan and Hong Kong, start-up expenses for the development of the new retail concept, and increases in distribution costs due to the opening of a new distribution center in Dixon, California and the closure of the existing facility located in Hayward, California. Other increases in S, G&A included marketing, expenses associated with direct mail and other promotional campaigns and Year 2000 related professional services.

FOREIGN EXCHANGE TRANSACTIONS

     Foreign exchange transaction gains were $0.03 million for the thirty-nine weeks ended October 31, 1998 compared to losses of $0.2 million for the thirty-nine weeks ended November 1, 1997. This gain resulted from currency fluctuations in intercompany transactions between the Company's U.S. operations and its foreign subsidiaries.

INTEREST INCOME

     Interest income decreased 78% to $0.5 million from $2.2 million in the prior year. The decrease in interest income was due to the decrease in cash, cash equivalents, and investments during the first three quarters of 1998 as compared to the same period in 1997 which was primarily the result of two stock repurchases completed during fiscal 1997 for a total of $50.0 million.

INCOME TAX

     The Company's effective tax rate in the first nine months of fiscal 1998 was 37%, consistent with the same period last year.

FINANCIAL CONDITION


LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities was $13.3 million compared to cash provided by operating activities of $17.8 in the prior year. The use of cash in operating activities was primarily due to lower net income coupled with a decrease in working capital.

     Cash used in investing activities of $21.9 million resulted from $40.6 million in capital expenditures related primarily to new store openings, as well as the relocation and/or expansion of certain existing stores offset by $18.6 million generated from sales of marketable securities.

     Cash provided by financing activities of $19.6 million was primarily due to $17.5 million of short-term borrowings.

     The combined balances of cash, cash equivalents and investments were $2.1 million at October 31, 1998, a decrease of $34.3 million from January 31, 1998. Working capital as of October 31, 1998 was $60.0 million compared to $71.6 million at the end of fiscal 1997. The decrease in working capital was primarily due to increases in current liabilities.

     The Company estimates that capital expenditures during fiscal 1998 will be between $45 million and $50 million, and will be principally used to fund the opening of 128 new stores and the relocation or expansion of approximately 22 to 25 existing stores.

     At the end of the third quarter of fiscal 1998, the Company had a line of credit with Bank of America NT&SA that allowed up to $70 million in unsecured letters of credit (of which $11 million can be used for standby letters of credit) and up to $30 million in borrowings through the end of November, up to $15 million in borrowings during the month of December, and no borrowings thereafter until the expiration of the agreement on May 31, 1999. As the borrowing capacity is reduced, the amount available for unsecured letters of credit is increased. The interest rate for any borrowings is the Bank of America NT&SA's reference rate or the LIBOR rate plus 0.75 percentage points, which was 6.72% on October 31, 1998. The Company uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories. As of October 31, 1998, $12.6 million was available in borrowings. In addition, under this same line, the Company may engage in up to $50 million in foreign exchange contracts, of which $25.9 million was available at October 31, 1998.

     The Company continues to explore a number of financing alternatives, however, the Company anticipates that cash generated from operations, together with its existing cash resources and funds that are expected to be available from its current and planned future credit facilities, will be sufficient to satisfy its cash needs through at least fiscal 1998.

YEAR 2000

     In the next two years, most companies could face a potential serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00".

     Gymboree's Year 2000 initiative extends throughout the entire Company and includes all operating functions. Managing this effort on a regular basis is Gymboree's Year 2000 Project Office, which reports to a member of the Executive Committee. It is through this office that various roles and accountabilities regarding Year 2000 readiness have been established. Each of Gymboree's business units have been directed to work on Year 2000 projects and assemble teams to identify and implement plans to help mitigate potential problems.

STATE OF READINESS

     All of Gymboree's mission critical information technology and non-information technology systems have been inventoried, ranked in terms of risk, and analyzed as to their Year 2000 readiness. The Company has completed an Enterprise Master Plan, Enterprise Test Plan, Configuration Management Plan, and Quality Assurance Plan. A Test Data Center will be constructed which is being used to remediate and test all mission critical systems. Gymboree's business processes are organized into eleven groups of applications. The Plans call for completing the remediation and testing phase for all groups by the end of the second quarter 1999. Enterprise and remote site testing is scheduled for completion by the end of the third quarter 1999. The Company currently expects Year 2000 problems material to the Company to be corrected prior to December 1999.

COSTS

     Based on best estimates, the total cost of the Year 2000 readiness initiative which covers fiscal years 1998 and 1999 is approximately $2.0 - $3.0 million. $0.6 million has been expensed for the nine months ended October 31, 1998. There can be no assurance that these estimates will not be exceeded. All costs will be paid from the Company's operating funds.

RISKS OF YEAR 2000 ISSUES

     The area of greatest risk to the Company's business operations is ensuring the readiness of our critical trading partners. We have surveyed all of our critical trading partners to ascertain their Year 2000 readiness. To date, seventy-one percent of our trading partners have responded with a formal plan to be Year 2000 compliant. Failure of Year 2000 compliance by our trading partners could result in a delay in the receipt of inventory, an inability to open stores, and lost sales. There can be no assurance that the Year 2000 problem will not have a material adverse effect on the Company's business, operating results or financial condition.

CONTINGENCY PLANS

     Contingency plans have been developed for each mission critical application. The contingency plan for trading partners that are not Year 2000 compliant by January 1999 is to obtain alternate suppliers that are Year 2000 compliant. This plan was communicated to our trading partners during the surveying process. However, there can be no assurance that such contingency plans will remediate all Year 2000 issues which the Company might ultimately encounter.

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

Other factors that may affect future performance include the following:

COMPETITION

     The children's apparel segment of the specialty retail business in the United States is becoming more competitive. The Company competes on a national level with GapKids (a part of The Gap, Inc.) and certain leading department stores as well as certain discount retail chains such as Kids `R' Us (a division of Toys `R' Us, Inc.). Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. The continued success of the Company is contingent upon its ability to compete.

INVENTORY LEVELS

     The Company is taking steps to reduce inventories and to pursue new merchandising and marketing initiatives. This will cause gross profit as a percentage of net sales to continue to remain below fiscal 1997 levels for the balance of fiscal 1998.

INTERNATIONAL EXPANSION

     During the third quarter of fiscal 1998, the Company opened one additional store in Canada, bringing the number of stores in Canada to Fourteen and also opened six stores in the United Kingdom and one in Ireland, bringing the total number of stores in the United Kingdom and Ireland to twenty-one. For the remainder of fiscal 1998, the Company plans to further its international expansion in the United Kingdom. The success of this planned expansion will depend upon a number of factors, including the ability of the Company to compete internationally, the availability of suitable store locations, the ability to provide an adequate supply of inventory and the ability to hire and train qualified employees, of which there can be no assurance. The Company has decided, however, to defer its expansion into Japan and Hong Kong.

NEW RETAIL CONCEPT

     During the first quarter of 1998, the Company announced its plans to launch a new retail concept. It is intended to broaden the Company's market by introducing clothing stores targeted for children between the ages of 6 and 12 years old. This retail concept will offer apparel, footwear and accessories to boys and girls within those ages. This new concept represents a significant shift in concept, design and target market demographics from the Company's traditional products. These products may have short life cycles, thereby requiring more frequent product introductions than the Company's traditional product line. Further, these products and the introduction of more products could dilute the Company's image as a leading supplier of children's apparel in the 0-7 age range and lead to a reduced demand for its existing products. The first of these stores is expected to open in the first quarter of 1999.

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

                                            BALANCE AT OCTOBER
                                                 31, 1998
                                              ($ IN MILLIONS)
                                            ------------------
                Irish Punts                        12.9
                British Pounds Sterling             6.4
                Canadian Dollars                    4.8
                                                  -----
                Total                             $24.1
                                                  =====


There were no open currency contracts at the end of the third quarter last year.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not applicable.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

ITEM 5.    OTHER INFORMATION

           a.  Management Change of Control Plan

               The Company adopted The Gymboree Corporation Management Change of
           Control Plan (the "Management Plan") on February 24, 1998 in order to provide key employees with certain severance benefits upon termination of employment following a change of control. The employees eligible to participate in the Management Plan include the Company's Chief Executive Officer, Senior Vice Presidents, Vice
           Presidents and Directors. The Company believes that such benefits will provide these employees with enhanced financial security and provide an efficient incentive and encouragement to these employees to remain with the Company, notwithstanding the possibility or occurrence of a change of control, and to maximize the value of the Company upon a change of control for the benefit of its stockholders.
           Subject to the terms of the Management Plan, the benefits provided by the Management Plan are available to those employees who have received and returned to the Company a signed notice of participation. Thereafter, subject to the terms of the Management
           Plan, if a participant's employment involuntarily terminates at any time within the eighteen month period following a change of control, then such participant shall be entitled to receive severance benefits in accordance with the terms of the Management Plan. Such severance benefits are determined pursuant to a formula set forth in the Management Plan.

           b.  Management Severance Plan

               The Company adopted The Gymboree Corporation Management Severance
           Plan (the "Severance Plan") on February 24, 1998 in order to provide for the payment of severance benefits to participants whose employment with the Company terminates in an involuntary termination other than in connection with a change of control. The employees eligible to participate in the Management Severance Plan include the Company's Chief Executive Officer, Senior Vice Presidents and Vice
           Presidents. The Company believes that severance benefits of this kind will aid the Company in attracting and retaining the highly qualified individuals that are essential to its success. Subject to the terms of the Severance Plan, the benefits provided by the Plan are available to those employees who have received and returned to the Company a signed notice of participation. The severance benefits are determined pursuant to a formula set forth in the Severance Plan.

ITEM 6.    EXHIBITS
           (a)  Exhibits

               10.26  Management Change of Control Plan

               10.27  Management Severance Plan

               11     Computation of Net Income per Share

               27     Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 THE GYMBOREE CORPORATION
                                                 ------------------------
                                                      (Registrant)


December 15, 1998                      By: /s/ GARY WHITE
-----------------                         --------------------------------------
     Date                                      Gary White
                                               Chief Executive Officer
                                               (Principal executive officer
                                                of the registrant)


December 15, 1998                      By: /s/ LAWRENCE H. MEYER
-----------------                         --------------------------------------
     Date                                      Lawrence H. Meyer
                                               Chief Financial Officer
                                               (Principal financial and
                                                accounting officer of the
                                                registrant)

                                  EXHIBIT INDEX


Exhibit
 Number        Description
-------        -----------
   10.26       Management Change of Control Plan

   10.27       Management Severance Plan

   11          Computation of Net Income per Share

   27          Financial Data Schedule

                                       17