Form 10-K
period 1999-01-30
GYMBOREE CORP
filed 1999-04-26
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 30, 1999

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

                                 Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 5, 1999, was approximately $248,725,680, based upon the last price reported for such date on the NASDAQ National Market.

   As of April 5, 1999, 24,265,920 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended January 30, 1999 (hereinafter referred to as the "1998 Annual Report to Stockholders") are incorporated into Parts II and IV.

   Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1999 (hereinafter referred to as the "1998 Proxy Statement") are incorporated into Part III.

                     The exhibit index is located on page 22

                            THE GYMBOREE CORPORATION

                                TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
                                     PART I
ITEM 1.     BUSINESS................................................................................      4

ITEM 2.     PROPERTIES..............................................................................     13

ITEM 3.     LEGAL PROCEEDINGS.......................................................................     13

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................     14

                                     PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...................     15

ITEM 6.     SELECTED FINANCIAL DATA.................................................................     15

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...
                                                                                                         15

ITEM 7A.    QUANTITATIVE AND QUALITATIVE EXPOSURES ON MARKET RISK...................................     15

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................     15

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES...     15

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................     16

ITEM 11.    EXECUTIVE COMPENSATION..................................................................     16

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..........................     16

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................     16

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K..................................     17

                                     PART 1

ITEM 1. BUSINESS

   The Gymboree Corporation is a leading specialty retailer of high quality apparel and accessories for children ages newborn to preteen. Gymboree operates an international chain of stores, primarily in regional shopping malls, and in selected suburban and urban locations. As of January 30, 1999, Gymboree operated 564 stores. Under the GYMBOREE(R) brand name, we design and contract manufacture children's active-wear for sale exclusively by Gymboree. Our apparel is characterized by fashionable colors, charming prints, complex embroidery, comfort, functionality and durability. Gymboree also offers directed parent-child developmental play programs for children ages newborn to 4 years old at 398 franchised and Gymboree-operated locations.

   Gymboree was organized in October, 1979, as a California corporation, and re-incorporated in Delaware in June, 1992.

   This annual report on Form 10-K contains certain forward-looking statements reflecting Gymboree's current expectations. Our actual future performance may not meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in the "Business" section, and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the 1998 Annual Report to Stockholders incorporated by reference in this annual report on Form 10-K.

BUSINESS STRATEGY

   Gymboree's business strategy consists of the following principal elements:

   - HIGH QUALITY APPAREL. We strive to offer our customers high quality apparel with an excellent price/value relationship. We design the merchandise to be comfortable, functional, safe and durable by placing particular emphasis on high quality fabrics and detailed garment construction.

   - BRAND NAME RECOGNITION. Gymboree has developed a clearly recognizable brand image through its distinctive design, merchandising and retailing. Customers associate Gymboree with high quality and appealing, colorful children's clothing sold in an attractive and friendly environment.

   - INTEGRATED OPERATIONS: DESIGN, CONTRACT PRODUCTION AND RETAILING. We believe that the vertical integration of our operations enables us to identify and respond to market trends, maintain rigorous product quality standards and closely monitor the distribution of our products.

   - EXCLUSIVE DISTRIBUTION CHANNEL. Our products are sold exclusively through Gymboree retail stores and, to a limited extent, through our play program sites. During fiscal 1998, we continued to build the Gymboree Gift Center at www.gymboree.com which began in 1997. This web site allows customers to purchase selected items.

   - MERCHANDISE FOCUS. Gymboree apparel is designed, contract manufactured and merchandised by line. Merchandise is displayed in each Gymboree store in a manner designed to enhance visual appeal and maximize customer convenience by enabling customers to select among an assortment of coordinated apparel items, accessories and shoes. We offer a broad range of styles, themes and colors, as opposed to relying primarily on certain key items. To maintain the freshness of the merchandise, Gymboree introduces between 30 and 40 new lines of boy's, girl's and infant's apparel each year.

   - RESPONSIVE CUSTOMER SERVICE. Customer service and satisfaction are defining features of the Gymboree corporate culture. Assisting customers in merchandise selection and outfit coordination is the top priority of Gymboree team members. We believe that this customer service in combination with our merchandise encourages multiple item purchases per customer.

STORE EXPANSION STRATEGY

   Gymboree seeks to strategically increase our current store base by opening new stores in major metropolitan malls, certain secondary regional malls and in select downtown street locations that satisfy certain demographic and financial return criteria. In fiscal 1998, Gymboree opened 129 new stores and relocated and/or expanded 25 existing stores. Over the past year, the average size of new stores was approximately 1,700 square feet. We plan to open 40 to 50 new stores during fiscal 1999. As indicated in the table below Gymboree has achieved increasing geographic diversification within the United States in recent years. We have continued our international expansion by opening 4 additional retail stores in Canada and 18 additional stores in Europe during fiscal 1998. During fiscal 1999, we are planning to open approximately 4 to 5 stores in Europe and 3 to 5 stores in Canada. Our ability to continue to expand successfully in the future will depend on a number of factors, including the availability of suitable store locations, the negotiation of acceptable lease terms, our financial resources and the ability to control the operational aspects of this growth.

   Gymboree expanded from 2 stores in California in 1986 to 525 stores in 50 states and the District of Columbia, 15 stores in Canada and 24 stores in Europe, as of January 30, 1999. The following table sets forth, by geographic region, the net number of stores opened and closed during each of the periods indicated:

             Fiscal Year
             -------------------------------------------------------------
             PRIOR TO
             1992    1992    1993    1994    1995    1996    1997     1998    TOTAL
East          35       8       9      14      14      17      23       30      150
Midwest        7      10       9      12      19      25      10       24      116
South          6       9      10      23      26      12      29       39      154
West          32       5      12       8      11      16       7       14      105
Europe         0       0       0       0       0       0       6       18       24
Canada         0       0       0       0       0       5       6        4       15
  TOTAL       80      32      40      57      70      75      81      129      564



   SITE SELECTION. In selecting new store sites, Gymboree typically looks for high traffic locations ranging from 1,500 to 3,000 square feet in regional malls, specialty centers and suburban main street locations. Our real estate department conducts extensive analysis of potential store sites and bases its selection on the performance of other specialty retail tenants, size of the market and demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and the number of children in the trade area are important considerations. Although our current stores are located primarily in regional malls, we have opened stores in alternative locations. In addition, we plan to relocate some higher volume stores within the same malls where we anticipate receiving a competitive advantage. There can be no assurance that Gymboree will continue to be successful in either obtaining favorable sites for our new stores or negotiating favorable lease terms for such sites.

   NEW STORE ECONOMICS. Gymboree's average cost for leasehold improvements, furniture and fixtures for stores opened in fiscal 1998 was approximately $250,000 per store, before landlord construction allowances. In addition, working capital requirements on these same stores, consisting almost entirely of inventory purchases, averaged approximately $60,000 per store. Average pre-opening costs per store, which are expensed as incurred, were $17,000 during fiscal 1998. Gymboree stores have typically achieved profitability at the store operating level within their first six months of operation, although there can be no assurance that new stores will continue to achieve the same levels of profitability.

PRODUCTS AND MERCHANDISING

   Gymboree's merchandise has evolved significantly over time. Prior to 1988, Gymboree offered unisex apparel for children ages 6 months to 5 years and a selection of non-apparel products, including toys. Since 1989, we have broadened our apparel merchandise assortment by developing separate boy's and girl's lines, distinguishing assortments for appropriate ages: CradleGym(R) - newborn to 12 months; GymBaby(R) - newborn to 3 years and GymKids(R) - for children ages 3 to 7 years. Gymboree currently offers customers an assortment of high quality, comfortable, fully coordinated lines of GYMBOREE(R) brand apparel and accessories, consisting primarily of pants, tops, overalls, dresses, socks, hats, crib shoes, swimwear, sweaters, outerwear, underwear and shoes. Our merchandising strategy focuses upon the quality and design of the apparel products and planned introduction of new product lines. Gymboree strives to create a distinctive look for its merchandise to enhance brand recognition and stimulate repeat purchases. Gymboree apparel is designed, manufactured, purchased and merchandised by line on a seasonal basis.

   Each of Gymboree's stores features 11 major merchandising lines per year. Each merchandise line generally consists of approximately 60 clothing items, encompassing matching tops and bottoms, with similar color palettes, patterns and designs. Additionally, each line features a wide selection of related accessories that complement the apparel, such as coordinated socks, hats, crib shoes and hair accessories. In order to maintain the freshness of its merchandise, Gymboree regularly updates the assortments by rotating each line on an 11- to 13-week selling cycle. Although Gymboree generally is unable to reorder items after a line has been purchased, we carefully monitor the rotation schedule, and we have the ability to move up the set-up of new lines based on selling demand. Merchandise in each line generally flows through a structured markdown process.

   Gymboree's customized wall systems display each merchandise line as a separate coordinated group. This presentation maximizes customer convenience in selection, creates a visually attractive selling environment and assists team members in the process of wardrobing, which, we believe, stimulates multiple purchases of matching items. Boy's and girl's lines are generally displayed on opposite walls and accessories are located adjacent to the coordinated line. A typical store offers approximately 200 to 250 styles of apparel and approximately 100 to 120 accessories and other non-apparel items.

FASHION TRENDS AND CHANGING CONSUMER PREFERENCES

   Gymboree's sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for Gymboree's apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends. If demand for our apparel and accessories were to decline or if we were to misjudge fashion trends, Gymboree's business, financial condition and results of operations could be materially adversely affected.

DESIGN, SOURCING AND CONTRACT MANUFACTURING

   Gymboree apparel is characterized by colorful and distinctive designs, quality fabrications and construction and an excellent price/value relationship. Gymboree sources soft, comfortable and durable fabrics. Our merchandising and design team creates unique color combinations and original patterns for these fabrics and emphasizes functional features such as grow cuffs, which allow for extended use of tops, pants and overalls as children grow.

   Gymboree manages the production of apparel from the initial product concept, through color and pattern design, fabric development and testing, sample approval and testing and garment manufacturing. We believe that the vertical integration of operations and the coordinated efforts of our merchandising and design, production, and financial planning teams enable Gymboree to create distinctive offerings. The merchandising and design team determines the styles for merchandise based on an evaluation of current style trends as well as a review of the popularity of the prior year's products. This team works closely with Gymboree's financial planning team to select garment styles for each season. In conjunction with foreign buying agents, the production team arranges fabric sourcing and garment production while the quality team ensures that the final products satisfy Gymboree's detailed specifications and strict quality and safety standards. The process from initial product concept/design to receipt of finished product requires approximately 10 months. Fabric and production commitments are made approximately 6 months before receipt of the finished garments at our distribution center.

   Throughout the design process, Gymboree's financial planning team prepares financial plans for each line of clothing on an item-by-item basis. Certain proposed items in a line may be revised or replaced as a result of this team's financial analysis. This team also monitors inventories on a daily basis, prepares seasonal plans and develops unit production forecasts.

   The majority of Gymboree apparel is manufactured to our specifications by approximately 150 independent manufacturers. Key countries in the Far East include China, Indonesia, Philippines, Thailand and Sri Lanka. Other manufacturing regions include Central America, Israel, Mexico and the United States. Gymboree sources its fabric from approximately 15 vendors. In fiscal 1998, our product assortment was approximately 65% knit and 35% woven. Gymboree purchases all products in U.S. dollars, and we have not historically experienced any material difficulties as a result of any foreign political, economic or social instabilities, although there can be no assurance that we will not experience such difficulties in the future. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis.

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

DEPENDENCE ON NEW PRODUCTS

   Gymboree's continued growth and success depend in large part on our ability to successfully develop and introduce new products that are perceived to represent an improvement in style, functionality or value compared to products available in the marketplace. Failure to regularly develop and introduce new products successfully could materially and adversely impact future growth and profitability. In addition, in 1999 Gymboree will introduce certain new products and concepts such as Zutopia, targeted for children ages 6 - 12, that represent a shift in concept, design and target market demographics from our traditional products. These new products may have shorter life cycles, thereby requiring more frequent product introductions than Gymboree's traditional product lines. Furthermore, these products and the introduction of more products could dilute Gymboree's image as a leading supplier of children's apparel in the newborn - 7 years age range and lead to a reduced demand for its existing products.

RELIANCE ON FOREIGN AND UNAFFILIATED MANUFACTURERS

   Gymboree currently relies on unaffiliated manufacturers to produce substantially all of its products. Gymboree has no long-term contracts with its manufacturing sources, and we compete with other companies for production facilities and import quota capacity. Gymboree's products are currently manufactured to specifications by independent factories located primarily in the Far East, as well as Central America , Israel, , Mexico and the United States. In the event any of our key manufacturers were unable or unwilling to continue to manufacture Gymboree's products, Gymboree would have to rely on other current manufacturing sources or identify and qualify new unaffiliated manufacturers. In such event, there can be no assurance that Gymboree would be able to qualify such manufacturers for existing or new products in a timely manner or that such manufacturers would allocate sufficient capacity to Gymboree in order to meet its requirements. Any significant delay in our ability to obtain adequate supplies of products from our current or alternative sources, would materially and adversely affect the business and results of operations. Although Gymboree believes that we have good relationships with our unaffiliated principal mills and manufacturing sources and we maintain good control with respect to product specifications and quality, our future success will depend in large measure upon our ability to maintain such relationships both directly and through our independent agents, and there can be no assurance that these manufacturers will continue to produce products that are consistent with Gymboree's standards. In this regard, Gymboree has occasionally received, and may in the future continue to receive, shipments of product from unaffiliated manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, Gymboree risks the loss of revenue resulting from the sale of such products and related increased administrative and shipping costs. The failure of any key unaffiliated manufacturer to supply products that conform to Gymboree's standards could materially and adversely affect our results of operations and our reputation in the marketplace.

   Although Gymboree believes that we have good relationships with our principal manufacturing sources, our future success is substantially dependent upon our ability to maintain such relationships. If Gymboree experiences significant increased demand, which cannot be assured, or if an existing unaffiliated manufacturer needs to be replaced, we will need to significantly expand manufacturing capacity, both from current and new manufacturing sources. There can be no assurance that such additional manufacturing capacity will be available when required on terms that are acceptable to Gymboree. In addition, in fiscal 1998, one vendor accounted for approximately 70% of our cotton knit fabric purchases. Although we believe that other sources could be identified to satisfy our requirements for cotton knit fabrics, the loss of this vendor, or a delay in obtaining fabric from this vendor, could have a material adverse effect on our business and operating results.

   Gymboree's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which our vendor mills and manufacturing sources are located. Gymboree cannot predict the effect that such factors will have on our business arrangements with foreign mills and manufacturing sources. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources or mills were to cease doing business with us for any reason, Gymboree's business and operating results could be adversely affected. Our business is also subject to the risks associated with the imposition of additional United States legislation and regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and results of operations.

STORE OPERATIONS

   The primary objective of store management is to maximize sales by providing superior customer service. Store management is principally responsible for sales training and implementing performance evaluation systems. In a continuing effort to minimize team members' time away from customers, operational procedures are reviewed and streamlined by the store operations team prior to implementation at the store level. This team is also responsible for field and store staffing, daily sales motivation and central office to store communications. Our merchandising team also interacts with store personnel and is responsible for developing merchandise presentation plans that can be effectively implemented at the store level.

   Store operations are managed through 46 operating districts, divided into 6 geographic regions. Each District Team Leader is responsible for approximately 8 stores. Stores are typically staffed with a team leader, two assistant team leaders and several team members, which varies with store volume. During the holiday selling season, team member levels are substantially increased to accommodate peak traffic levels.

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

CUSTOMER SERVICE

   Customer service is a defining feature of the Gymboree corporate culture. We believe that knowledgeable and enthusiastic team members have a direct impact on profitability. Gymboree places great emphasis on the selling function through consistent and on-going training and evaluation systems which are initiated by the central office and administered by field management at all levels. Our store Managers, District Team Leaders and Regional Team Directors spend the majority of their work week on Gymboree selling floors, providing leadership by coaching the sales staff and assisting customers.

   Customer service is a high priority for Gymboree store team members. Gymboree's customer focus is emphasized in recruiting and, as measured by sales, is the primary component in the on-going evaluation of team members. Gymboree minimizes team members' time spent on administrative functions by centrally determining merchandise display and replenishment, markdowns and basic labor scheduling. By emphasizing friendliness, product knowledge and personal attention, we believe that Gymboree has established a reputation for excellent customer service.

STORE ENVIRONMENT

   Gymboree stores are designed to create an energetic and enjoyable shopping environment. The brightly lit stores and glass store fronts allow the colorful in-store environments to attract customers from the outside. Stores are constructed in an open manner which enables customers to see virtually all product offerings from the store's entrance.

   Customers enter the stores under natural wood arches supported by giant children's building blocks. The dramatic archways and Gymboree logo attract the customer's attention, even from a distance. Gymboree believes that the playful image created by our store fronts is carried into the stores and maintained through product presentation and enthusiastic store personnel.

   Inside the store, merchandise is displayed on store walls by coordinated apparel lines, which allows easy accessibility and provides ample floor space for customers to maneuver strollers within the store. While parents shop, children are encouraged to play with small toys throughout the store and to enjoy Gymboree videos which run continuously throughout the day.

MARKETING AND PROMOTION

   Whereas Gymboree previously relied on word of mouth advertising, in 1998 we continued development through strategic marketing of the Gymboree brand. An increased focus on synergy between the stores and Play Programs helped fuel more successful direct marketing, advertising and promotional efforts. Cross-promotional activities with other large strategically appropriate brands like Gruner and Jahr's Parents Magazine were also successfully executed.

ELECTRONIC COMMERCE

   Gymboree launched its first web site at www.gymboree.com during fiscal 1997. This web site, also known as the Gymboree Gift Center, is designed to assist customers as a one-stop shopping connection for Gymboree gift sets for children between the ages of newborn and 7 years old. During 1998, products were selectively added to the Gift Center. We will continue to develop our web presence for corporate identification and expansion of sales.

MERCHANDISE DISTRIBUTION

   Gymboree's merchandise is shipped primarily via ocean carriers from foreign ports to the Port of Oakland, California, for distribution to U.S. stores, to Toronto, Ontario, for distribution to Canadian stores, and to Shannon, Ireland for our European stores. Contract manufacturers or vendors are required to complete manufacturing and deliver merchandise to our foreign consolidator within a designated ship window. This ship window ensures timely delivery of the product to Gymboree's U.S., Canadian and Irish distribution centers using cost-effective ocean transportation. A multi-country consolidation program was established in 1997 which enables us to bring full ocean containers into those countries, thereby minimizing shipping cost per unit.

   Our transportation department coordinates the transportation of all purchase orders and monitors the timeliness of these shipments. Customs clearance takes place at the Port of Oakland for U.S. goods, Toronto for Canadian goods, and Shannon, Ireland for European goods. Samples of all items are reviewed by U.S. or local Customs agents prior to the actual shipment of merchandise. This process reduces the customs clearance time and speeds the delivery of the merchandise to Gymboree.

   Our U.S. merchandise is received, checked, processed and distributed through the new U.S. distribution center in Dixon, California. This distribution center is a Gymboree-owned 300,000 square foot facility which opened on schedule in January, 1998. New lines are received at the distribution center "just in time." The merchandise is processed, packed by store and delivered on a targeted in-store date approximately once per month. Merchandise is then replenished on a weekly basis based on store sell-through. Merchandise for distribution to Europe is shipped directly from the factory to a 26,000 square foot leased facility in Shannon, Ireland, where it is processed for delivery to the stores. Merchandise destined for Canadian stores is shipped directly to a third-party distribution center in Toronto, Canada.

   Outbound transportation is coordinated by our transportation team. Store orders are consolidated by region and shipped via truckload carriers into the downstream terminals of regional less-than-truckload carriers. This allows Gymboree to build full trailers, thereby reducing the delivery cost per unit.

MANAGEMENT INFORMATION SYSTEMS

   Gymboree's information systems provide integration of store, merchandising, distribution and financial systems. These systems operate on Unix and NT platforms. Sales and other inventory management information are updated daily in the merchandise reporting systems by communicating with each store's point-of-sale system. Merchandise is automatically replenished in response to the specific unit inventory requirements of each store. Gymboree evaluates information obtained through daily reporting to implement merchandising decisions regarding markdowns and allocation of merchandise.

   Gymboree believes that our information systems are essential in achieving our growth plans and maintaining a competitive industry position. We are committed to utilizing technology as a competitive advantage.

YEAR 2000

   The information required by this item is incorporated herein by reference to page 15 of the 1998 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.

PLAY PROGRAMS

   As of January 30, 1999, Gymboree's Play Programs included 18 Company-operated play centers in California and 380 franchisee-operated play centers, of which approximately 80% are located in the United States, and the remaining 20% are located in foreign countries, including Australia, Canada, Colombia, France, Indonesia, Korea, Mexico, Singapore and Taiwan. In addition to generating income, we believe that the Play Programs provide attractive cross-marketing opportunities for Gymboree stores and further strengthen the GYMBOREE(R) brand name recognition with retail customers. See "Marketing and Promotion."

   The Gymboree Play Programs are designed to enhance early childhood development through fun-filled sensory and motor activities, which engage children through sight, touch, sound and movement. Motor skill development is stimulated through physical play and exercise in an exciting, safe environment which includes proprietary, colorful, developmentally appropriate play equipment. The Gymboree Play Program involves weekly 45-minute classes offered throughout the year. Classes are designed to interest and challenge children through activities that are tailored to enhance mental and physical development as well as to provide opportunities for socializing. In addition to sliding, climbing, jumping and running, classes include music, structured play activities, games and often a finale featuring a colorful parachute, songs, bubbles and GYMBO(R) the clown. Parents are present at play classes and participate in the activities with their children.

   Gymboree classes are offered to children ages newborn to 4 years old. GymBabies (for ages newborn to 6 months) introduce sensory play with special props and equipment. GymCrawlers (6 to 12 months) develop upper-body stability, strength and coordination. GymWalkers (10 to 18 months) emphasize pre-walking and early walking skills and enhance strength, socialization, walking, balance and coordination. GymRunners (14 to 28 months) encourage exploration and build motor skills. GymExplorers (for 2 year olds) explore movement, stories, puppetry and songs. GymKids (3 year olds) learn non-competitive skills like catching, throwing, kicking and tumbling. GymPairs classes are designed for parents with two mobile children; activities are modified to serve the needs of each participant.

   Gymboree's standard franchise agreement provides for an initial term of 10 years. Upon signing the franchise agreement, each domestic and Canadian franchisee currently pays an initial fee ranging from $35,000 for the franchisee's first play center location to $20,000 for the fourth (and each subsequent) location, and each international (excluding Canadian) franchisee pays an initial fee ranging from $75,000 to $500,000. The franchises are renewable for 1 additional 10-year term, and Gymboree receives no fee upon the renewal of the franchise from domestic franchisees. Gymboree receives a royalty of 6% of each domestic franchisee's gross receipts from operations, and a fee of approximately $10,500 upon the transfer of a franchise from one domestic franchisee to another. Currently, Gymboree supplies the franchisees with program aids, equipment and consumer products at a cost to the franchisee and conducts initial and ongoing training programs.

   Gymboree will continue offering franchises for sale in fiscal 1999.

TRADEMARKS AND SERVICE MARKS

   Gymboree is the owner in the United States of the trademark and service mark "GYMBOREE", and the trademarks "GYMBO" and "GYMBABY", among others. These marks and certain other of Gymboree's marks are registered in the United States Patent and Trademark Office, and the mark "GYMBOREE" is also registered, or is the subject of pending applications, in approximately 45 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Gymboree's rights in the "GYMBOREE" mark and other marks are a significant part of the business. Accordingly, we intend to maintain the mark and the related registrations. Gymboree is not aware of any material claims of infringement or other challenges to our right to use the mark in the United States.

   Gymboree uses a number of trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to create and sustain demand for and market our products. We believe that there are no currently pending material challenges to the use or registration of any of Gymboree's registered trademarks. There can be no assurance, however, that our trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that Gymboree would, in such an event, not be prevented from using our trademarks, any of which could have a material adverse effect on Gymboree and the business. In addition, we could incur substantial costs to defend legal actions taken against Gymboree relating to our use of trademarks, which could have a material adverse effect on our results of operations and financial position.

   From time to time, Gymboree discovers products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon trademark rights held by Gymboree. If Gymboree is unsuccessful in challenging a third party's products on the basis of trademark infringement, continued sales of such product by that or any other third party could adversely impact the Gymboree brand, result in the shift of consumer preferences away from Gymboree and generally have a material adverse effect on our results of operations and financial condition.

COMPETITION

   The children's apparel segment of the specialty retail business is highly competitive. Gymboree competes on a national level with GapKids (a division of The Gap, Inc.) and certain leading department stores as well as certain discount retail chains such as Kids 'R' Us (a division of Toys 'R' Us, Inc.). Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. Many of these competitors are larger and have substantially greater financial, marketing and other resources than Gymboree. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins. We may not be able to compete successfully in the future.

ECONOMIC CONDITIONS; DEPENDENCE ON CONSUMER SPENDING

   Gymboree's financial performance is also sensitive to changes in overall economic conditions, which have an impact on consumer spending trends. The success of our operations depends upon a number of factors relating to consumer spending, including future economic conditions affecting disposable consumer income such as employment, business conditions, interest rates and tax rates. There can be no assurance that consumer spending will not decline in response to economic conditions, thereby adversely affecting our growth, net sales and profitability. Gymboree's stores are located primarily in enclosed regional malls. Consequently, our ability to sustain the level of sales is dependent in part on a high volume of mall traffic. Mall traffic may be adversely affected by, among other things, economic downturns, the closing of anchor department stores or changes in consumer preferences, all of which are beyond our control. Shifts in consumer discretionary spending to other products or a general reduction in the level of such spending could also adversely affect Gymboree. These factors may adversely impact our business, financial position and results of operations in the future.

DEPENDENCE ON KEY PERSONNEL; NEW MANAGEMENT

   In the past year, we have made significant changes in our executive officers and management team. These new senior personnel, among others, have extensive national retail and wholesale experience and have effected certain product development, merchandising, marketing and operational strategy changes. There can be no assurance that Gymboree will successfully assimilate these new executives and make strategic modifications to certain of its past operating policies in a timely and efficient manner. Furthermore, the continued success of Gymboree is largely dependent on the personal efforts and abilities of our senior management and certain other key personnel and on our ability to retain current management and to attract and retain qualified personnel in the future. The loss of certain key employees or Gymboree's inability to retain other qualified employees could have a material adverse effect on the results of operations and financial position.

NEED FOR ADDITIONAL CAPITAL

   Various elements of our business and growth strategies, including plans to broaden existing product lines and introduce new products and concepts, such as Zutopia, which may require us to maintain higher inventory levels which could require additional capital. There can be no assurance that funds will be available to Gymboree on terms that are satisfactory. To the extent that we raise additional equity capital, a dilutive effect on existing stockholders could result.


TEAM MEMBERS

   As of January 30, 1999, Gymboree had over 6,500 team members. In addition, a significant number of seasonal team members are hired during each holiday selling season. None of our team members is represented by a labor union, and we believe that our relationship with our team members is good.

EXECUTIVE OFFICERS

        The following table sets forth information regarding our executive officers.

Stuart G. Moldaw             71  Chairman of the Board of Directors
Gary White                   46  Chief  Executive  Officer and  Vice-Chair of the Board of Directors
Melanie Bordeaux Cox         39  President
Lawrence H. Meyer            46  Senior Vice President and Chief Financial Officer
Edward Loseman               48  Senior Vice President, Sourcing and Logistics
Kenneth F. Meyers            36  Senior Vice President, Human Resources

   Stuart G. Moldaw has been our Chairman of the Board of Directors since January 1994, and has been a director of Gymboree since May 1982. Mr. Moldaw previously served as Chairman of the Board of Directors of Gymboree from January 1990 through January 1993. From 1980 to 1990, Mr. Moldaw served as a general partner of U.S. Venture Partners. From 1987 through 1988, Mr. Moldaw served as Chief Executive Officer of Ross Stores, Inc., an off-price retailer, and is currently a director and Chairman Emeritus of Ross Stores, Inc.

   Gary White has been our Vice-Chair of the Board of Directors and Chief Executive Officer since February 1999, and was Chief Executive Officer and President and a director beginning in February 1997. Mr. White served as a Senior Vice President and the Chief Operating Officer of Gymboree from January 1996 until February 1997. Prior to joining Gymboree, Mr. White served as Executive Vice President of Mervyn's, a division of Dayton Hudson Corporation. Mr. White was employed by Dayton Hudson Corporation since 1976 having served in various positions as an officer with Dayton Hudson Corporation from 1988 to 1996.

   Melanie Bordeaux Cox joined Gymboree as President in March 1999. Prior to joining, she was General Merchandise Manager of Urban Outfitters, Inc. since 1995. Before that, Ms. Cox was Executive Vice President, General Merchandise Manager, of Contempo Casuals from 1994 to 1995, General Merchandise Manager of Clothestime Stores, Inc. from 1990 to 1994, and prior to 1990 was Merchandise Manager of Product Development of The Wet Seal, Inc.

   Lawrence H. Meyer joined Gymboree as Senior Vice President and Chief Financial Officer in September 1998. Previously, Mr. Meyer was Chief Financial Officer and later was Vice President, Business Development, of Toys "R" Us International, from 1991 to 1998. Before that, Mr. Meyer was Vice President and Chief Financial Officer of Nielsen Marketing Research from 1989 to 1991, and held several financial positions with PepsiCo, Inc. from 1978 to 1989.

   Mr. Edward A. Loseman joined Gymboree as Senior Vice President of Sourcing and Logistics in January 1998. Prior to joining Gymboree, Mr. Loseman was Vice President of Sourcing for GUESS? Inc. from 1996, and Vice President of Manufacturing Services for Polo/Ralph Lauren from 1992 to 1996.

   Mr. Kenneth F. Meyers joined Gymboree as Senior Vice President, Human Resources in March, 1997. Previously, Mr. Meyers was Vice President, Human Resources at Walt Disney Imagineering from 1995 to 1997. Prior to Disney, Mr. Meyers held executive positions in human resources at United Technologies Corporation.

ITEM 2. PROPERTIES

   As of January 1999, Gymboree's corporate campus is located in 3 office buildings in Burlingame, California, which we occupy under leases expiring between 1999 and 2003.

   During 1997, we completed construction of a new 300,000 square foot distribution center on 15 acres located in Dixon, California. Gymboree has an option agreement on contiguous land for an additional 6 acres. Beginning in January, 1998, we started distributing all products to our stores located in the United States from this facility. Gymboree leases a distribution center in Shannon, Ireland for European operations, and utilizes a third-party owned and operated distribution center in Toronto, Ontario, Canada for Canadian operations.

   At January 30, 1999, Gymboree's 564 stores included an aggregate of approximately 939,000 square feet of space. Our stores are all leased, typically for a 10-year term. In most cases, Gymboree pays a minimum rent plus a percentage rent based on the store's net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. See Note 2 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

   Gymboree has been named as a defendant in two lawsuits relating to sourcing of products from Saipan (Commonwealth of Northern Mariana Islands). A complaint was filed on January 13, 1999 in California Superior Court in San Francisco by the Union of Needletrades Industrial and Textile Employees, AFL-CIO; Global Exchange; Sweatshop Watch; and Asian Law Caucus against Gymboree and 17 other parties. The plaintiffs allege violations of California's unlawful, fraudulent and unfair business practices and untrue and misleading advertising statutes in connection with labeling of product and labor practices regarding workers of factories that make product for Gymboree in Saipan. The plaintiffs seek injunctive relief, restitution, disgorgement of profits and other damages. On March 29, 1999, Gymboree, along with other defendants, filed a demurrer in California Superior Court in San Francisco, seeking dismissal of the complaint.

   A second complaint was filed on January 13, 1999 in Federal District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and 25 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. On March 29, 1999, Gymboree, along with several other defendants, filed a motion in Federal District Court, Central District of California, to transfer the venue of the case to the Commonwealth of the Northern Mariana Islands. Additionally, on April 12, 1999, Gymboree, along with several other defendants, filed a motion to dismiss the federal complaint.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On February 8, 1999 a Special Meeting of stockholders was held to vote upon a proposal to approve Gymboree's Amended and Restated 1993 Stock Option Plan (the "Plan"). Specifically, the Plan was amended to:

        (a) increase the aggregate number of shares of Common Stock authorized for issuance under the Plan by 2,000,000 shares raising the number of shares reserved under the plan since its inception to 6,025,000;

        (b) impose annual limits on the number of shares subject to stock option grants, so as to qualify the compensation associated with such grants as "performance-based" compensation within the meaning of
            Section 162(m) of the Internal Revenue Code;

        (c) impose an annual maximum limit of 200,000 shares that may be issued pursuant to Stock Purchase Rights;

        (d) impose a minimum 3 year vesting schedule for all Stock Purchase Rights;

        (e) remove language from the 1993 Plan that contemplated option re-pricings and exchanges.

The number of votes cast for the proposal was 11,885,691, the number of votes cast against the proposal was 6, 289,356, and the number of abstentions and broker non-votes was 117,519. The proposal was approved and the Plan was adopted.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   Gymboree's Common Stock is traded on the NASDAQ National Market System under the symbol "GYMB". The following table sets forth the quarterly high and low sale prices per share, as reported on the NASDAQ National Market System.


                                FISCAL 1998             FISCAL 1997             FISCAL 1996
                                -----------             -----------             -----------
                            HIGH        LOW         HIGH        LOW        HIGH        LOW
                            ----        ---         ----        ---        ----        ---
        First Quarter        23.375      18.250      27.250      21.750     29.000      17.750
        Second Quarter       19.031      12.000      27.625      22.625     35.750      20.125
        Third Quarter        10.500       4.063      27.750      23.875     33.675      23.375
        Fourth Quarter        8.500       4.875      28.875      23.875     34.750      21.250


   As of April 5, 1999, the number of holders of record of Gymboree's Common Stock was approximately 764. Gymboree has never declared or paid cash dividends on its Common Stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of Gymboree's Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions.

   As of January 30, 1999, 1,111,909 shares of Common Stock had been issued upon exercise of options and pursuant to restricted stock purchase agreements, and 2,842,996 shares of Common stock were issuable upon exercise of outstanding options under Gymboree's Amended and Restated 1993 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

   The information required by this item is incorporated herein by reference to page 11 of the 1998 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information required by this item is incorporated herein by reference to pages 12 through 15 of the 1998 Annual Report to Stockholders filed as Exhibit
13.1 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The information required by this item is incorporated herein by reference to page 14 of the 1998 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The information required by this item is incorporated herein by reference to pages 16 through 27 of the 1998 Annual Report to Stockholders filed as Exhibit
13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

   None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Nominees" and "Additional Information-Compliance with Section 16(a) of the Securities Exchange Act" in the 1998 Proxy Statement. See also Item 1.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors - Compensation of Directors" and "Additional Information - Executive Compensation" in the 1998 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled "Additional Information - Security Ownership" in the 1998 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this item is incorporated herein by reference to the sections entitled "Additional Information - Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and " Additional Information - Compensation Committee Interlocks and Insider Participation" in the 1998 Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM  8-K

(A)(1)  FINANCIAL STATEMENTS

   The following documents are incorporated by reference to pages 16 through 27 of the 1998 Annual Report to Stockholders filed as Exhibit 13.1 to this Annual Report on Form 10-K.

                Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998

                Consolidated Statements of Income for each of the three fiscal years ended January 30, 1999

                Consolidated Statements of Cash Flows for the three fiscal years ended January 30, 1999

                Consolidated Statements of Stockholders' Equity for the three fiscal years ended January 30, 1999

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

(A)(3)  EXHIBITS

       EXHIBIT
       NUMBER  DESCRIPTION
       ------  -----------
        3.1         Restated Certificate of Incorporation of Registrant.(1)

        3.2         Bylaws of Registrant.(1)

        4.1         Article III of Restated Certificate of Incorporation of
                    Registrant (See Exhibits 3.1). (1)

        4.2         Form of certificate for Common Stock. (1)

        10.1        1983 Incentive Stock Option Plan, with form of stock Option
                    Agreement. (1)

        10.2        1993 Stock Option Plan, with form of Stock Option
                    Agreement.(4)

        10.3        1993 Employee Stock Purchase Plan. (1)

        10.4        Amended Line of Credit Agreement with Bank of America dated
                    October 27, 1995. (3)

        10.5        Line of Credit Agreement with CoreStates Bank dated August
                    2, 1994.(2)

        10.6        Amended Lease Agreement for 700 Airport Blvd., Suite 200,
                    Burlingame, California. (2)

        10.7        Amended Lease Agreement for distribution center. (3)

        10.8 California Uniform Franchise Offering Circular, including form of Franchise Agreement.(1)

        10.11       Restricted Stock Purchase Agreement with Nancy J. Pedot. (2)

        10.12       Lease Agreement for 770 Airport Blvd., Burlingame, CA. (5)

        10.13       Deferred Compensation Agreement. (5)

        10.14       Lease Agreement for Bays 140-141, Shannon Free Zone,
                    Shannon, Ireland, dated May 6, 1997. (6)

        10.15       Lease Agreement for 111 Anza Blvd., Burlingame, CA dated
                    January 8, 1998. (6)

        10.16       Amendment No. 1 to the Amended and Restated Line of Credit
                    Agreement with Bank of America, dated July 17, 1997. (6)

        10.17       Amendment No. 2 to the Amended and Restated Line of Credit
                    Agreement with Bank of America, dated August 11, 1997. (6)

        10.18       Amendment No. 3 to the Amended and Restated Line of Credit
                    Agreement and Waiver with Bank of America, dated January 9,
                    1998. (6)

        10.19       Amendment No. 4 to the Amended and Restated Line of Credit
                    Agreement with Bank of America, dated January 30, 1998. (6)

        10.20       Amendment No. 5 to the Amended and Restated Line of Credit
                    Agreement with Bank of America, dated March 9, 1998. (6)

        10.21       Amendment No. 6 to Amended and Restated Line of Credit
                    Agreement with Bank of America, dated March 9, 1998. (6)

        10.22       Acquisition and Development Agreement for Dixon, California
                    Distribution Facility with Carl D. Panattoni and Wickland
                    Properties, dated November, 1996. (6)

        10.23       Standard Form of Contractor Agreement with DPR Construction,
                    Inc. for construction of Dixon, California Distribution
                    Facility dated May 5, 1997. (6)

        10.24       Amendment No. 7 to the Amended and Restated Line of Credit
                    Agreement with Bank of America, dated June 26, 1998. (7)

        10.25       Amendment No. 8 to the Amended and Restated Line of Credit
                    Agreement with Bank of America, dated August 14, 1998. (7)

        10.26       Management Change of Control Plan. (8)

        10.27       Management Severance Plan. (8)

        10.28       Term Loan and Security Agreement with Transamerica Equipment
                    Financial Services, Inc., dated December 28, 1998.

        10.29       Commitment Letter for the Amended and Restated Line of
                    Credit Agreement with Bank of America, dated March 11, 1999.

        10.30       Amended 1993 Stock Option Plan, with form of Stock Option
                    Agreement, dated March 8, 1999. (9)

        11.1        Statement re Computation of Income Per Share.

        13.1        1998 Annual Report to Stockholders.

        21.1        Subsidiaries of the Registrant.

        23.1        Independent Auditors' Consent.

        24.1 Power of Attorney (included in Part IV of this Form 10-K under the caption "Signatures").

        27.1        Financial Data Schedule.

(B)     REPORTS ON FORM 8-K

   None.
------------

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

(5) Incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(6) Incorporated by reference to the Registrant's 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(7) Incorporated by reference to the Registrant's August 1, 1998 Quarterly Report on Form 10-Q ("1998 Q2 10-Q") filed with the Commission on September 11, 1998.

(8) Incorporated by reference to the Registrant's October 31, 1998 Quarterly Report on Form 10-Q ("1998 Q3 10-Q") filed with the Commission on December 21, 1998.

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on March 11, 1999 (File No. 333-74269).

                            THE GYMBOREE CORPORATION

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE GYMBOREE CORPORATION

  April 26, 1999                            By:           /s/ Gary White
------------------                             ---------------------------------
      (Date)                                                Gary White
                                                           Vice-Chair,
                                                     Chief Executive Officer
                                                           and Director



                                POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENT:

   That the undersigned officers and directors of Gymboree Corporation, a Delaware corporation, do hereby constitute and appoint Gary White the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K, to any and all amendments, and supplements to this Form 10-K, to any and all instruments or documents filed as part of or in conjunction with this Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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

                    NAME                                         TITLE                            DATE
                    ----                                         -----                            ----
            /s/ Stuart G. Moldaw                   Chairman of the Board of Directors        April 26, 1999
--------------------------------------------
              Stuart G. Moldaw

               /s/ Gary White                   Vice Chair, Chief Executive Officer and      April 26, 1999
--------------------------------------------
                 Gary White                                     Director


             /s/ Melanie B. Cox                                President                     April 26, 1999
--------------------------------------------
               Melanie B. Cox

            /s/ Lawrence H. Meyer              Senior Vice President and Chief Financial     April 26, 1999
--------------------------------------------        Officer (Principal financial and
              Lawrence H. Meyer                  accounting officer of the registrant)


             /s/ Walter F. Loeb                                 Director                     April 26, 1999
--------------------------------------------
               Walter F. Loeb

            /s/ Barbara L. Rambo                                Director                     April 26, 1999
--------------------------------------------
              Barbara L. Rambo

           /s/ Deborah A. Sorondo                               Director                     April 26, 1999
--------------------------------------------
             Deborah A. Sorondo

         /s/ William U. Westerfield                             Director                     April 26, 1999
--------------------------------------------
           William U. Westerfield

           /s/ Carole J. Whitacre                               Director                     April 26, 1999
--------------------------------------------
             Carole J. Whitacre

                            THE GYMBOREE CORPORATION

                                  EXHIBIT INDEX


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

10.12  Lease Agreement for 770 Airport Blvd., Burlingame, CA. (5)

10.13  Deferred Compensation Agreement.(5)

10.14 Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997.(6)

10.15  Lease Agreement for 111 Anza Blvd., Burlingame, CA dated January 8,
       1998.(6)

10.16  Amendment No. 1 to the Amended and Restated Line of Credit Agreement with
       Bank of America, dated July 17, 1997.(6)

10.17  Amendment No. 2 to the Amended and Restated Line of Credit Agreement with
       Bank of America, dated August 11, 1997.(6)

10.18  Amendment No. 3 to the Amended and Restated Line of Credit Agreement and
       Waiver with Bank of America, dated January 9, 1998.(6)

10.19  Amendment No. 4 to the Amended and Restated Line of Credit Agreement with
       Bank of America, dated January 30, 1998.(6)

10.20  Amendment No. 5 to the Amended and Restated Line of Credit Agreement with
       Bank of America, dated March 9, 1998.(6)

10.21  Amendment No. 6 to Amended and Restated Line of Credit Agreement with
       Bank of America, dated March 9, 1998.(6)

10.22  Acquisition and Development Agreement for Dixon, California Distribution
       Facility with Carl D. Panattoni and Wickland Properties, dated November,
       1996.(6)

10.23 Standard Form of Contractor Agreement with DPR Construction, Inc. for construction of Dixon, California Distribution Facility dated May 5,
       1997.(6)

10.24  Amendment No. 7 to the Amended and Restated Line of Credit Agreement with
       Bank of America, dated June 26, 1998.(7)

10.25  Amendment No. 8 to the Amended and Restated Line of Credit Agreement with
       Bank of America, dated August 14, 1998.(7)

10.26  Management Change of Control Plan.(8)

10.27  Management Severance Plan.(8)

10.28  Term Loan and Security Agreement with Transamerica Equipment Financial
       Services, Inc., dated December 28, 1998.

10.29 Commitment Letter for the Amended and Restated Line of Credit Agreement with Bank of America, dated March 11, 1999.

10.30 Amended 1993 Stock Option Plan, with form of Stock Option Agreement, dated March 8, 1999.(9)

11.1   Statement re Computation of Income Per Share.

13.1   1998 Annual Report to Stockholders.

21.1   Subsidiaries of the Registrant.

23.1   Independent Auditors' Consent.

24.1 Power of Attorney (included in Part IV of this Form 10-K under the caption "Signatures").

27.1   Financial Data Schedule.

---------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 18,1993 (File No. 33-58322), as amended.

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

(5) Incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(6) Incorporated by reference to the Registrant's 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(7) Incorporated by reference to the Registrant's August 1, 1998 Quarterly Report on Form 10-Q ("1998 Q2 10-Q") filed with the Commission on September 11, 1998.

(8) Incorporated by reference to the Registrant's October 31, 1998 Quarterly Report on Form 10-Q ("1998 Q3 10-Q") filed with the Commission on December 21, 1998.

(9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on March 11, 1999 (File No. 333-74269).