Form 10-K/A
period 1999-01-30
GYMBOREE CORP
filed 1999-05-04
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                Amendment No. 1

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

                            THE GYMBOREE CORPORATION

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     THE GYMBOREE CORPORATION

  May 4, 1999                               By:           /s/ Gary White
------------------                             ---------------------------------
      (Date)                                                Gary White
                                                           Vice-Chair,
                                                     Chief Executive Officer
                                                           and Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    NAME                                         TITLE                          DATE
                    ----                                         -----                          ----
                     *                             Chairman of the Board of Directors        May 4, 1999
--------------------------------------------
              Stuart G. Moldaw

                     *                          Vice Chair, Chief Executive Officer and      May 4, 1999
--------------------------------------------
                 Gary White                                     Director


                     *                                         President                     May 4, 1999
--------------------------------------------
               Melanie B. Cox

                     *                         Senior Vice President and Chief Financial     May 4, 1999
--------------------------------------------        Officer (Principal financial and
              Lawrence H. Meyer                  accounting officer of the registrant)


                     *                                          Director                     May 4, 1999
--------------------------------------------
               Walter F. Loeb

                     *                                          Director                     May 4, 1999
--------------------------------------------
              Barbara L. Rambo

                     *                                          Director                     May 4, 1999
--------------------------------------------
             Deborah A. Sorondo

                     *                                          Director                     May 4, 1999
--------------------------------------------
           William U. Westerfield

                     *                                          Director                     May 4, 1999
--------------------------------------------
             Carole J. Whitacre


*By:        /s/ Gary White
   ---------------------------------
                Gary White
               Vice-Chair,
         Chief Executive Officer
               and Director

                                 EXHIBIT INDEX


Exhibit
  No.                             Description
------                            -----------

 23.1                   Independent Auditors' Consent