Form 10-Q
period 1999-05-01
GYMBOREE CORP
filed 1999-06-14
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended  MAY 1, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________________ to ________________


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

    Number of shares of common stock outstanding at May 29, 1999: 24,271,478

                                TABLE OF CONTENTS

                                                                                      Page
                                                                                     Number
                                                                                     ------
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Statements of Income......................    3
                  Condensed Consolidated Balance Sheets............................    4
                  Condensed Consolidated Statements of Cash Flows..................    5
                  Notes to Condensed Consolidated Financial Statements.............    6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..............................    8

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......   13

PART II  OTHER INFORMATION

         Item 1.  Legal Proceedings................................................   14
         Item 2.  Changes in Securities and Use of Proceeds........................   14
         Item 3.  Defaults Upon Senior Securities..................................   14
         Item 4.  Submission of Matters to a Vote of Security Holders..............   15
         Item 5.  Other Information................................................   15
         Item 6.  Exhibits.........................................................   15

SIGNATURES        .................................................................   16

EXHIBIT INDEX     .................................................................   17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)


                                                      13 WEEKS ENDED
                                                      --------------
                                                  MAY 1,         MAY 2,
                                                   1999           1998
                                                 ---------      ---------
Net sales                                        $ 125,711      $ 103,106
Cost of goods sold, including
   buying and occupancy expenses                   (76,524)       (61,627)
                                                 ---------      ---------
      Gross profit                                  49,187         41,479
Selling, general and administrative expenses       (42,383)       (35,787)
Play program income, net                               590            392
                                                 ---------      ---------
   Operating income                                  7,394          6,084
Foreign exchange gains, net                             89            271
Net interest income                                    112            229
                                                 ---------      ---------
   Income before income taxes                        7,595          6,584
Income taxes                                        (2,810)        (2,436)
                                                 ---------      ---------
   Net income                                    $   4,785      $   4,148
                                                 =========      =========

Income per share:
   Basic                                         $    0.20      $    0.17
   Diluted                                            0.20           0.17
Weighted average shares outstanding:
   Basic                                            24,258         24,110
   Diluted                                          24,417         24,237
Number of stores at end of period                      584            464


            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)


Assets                                                       MAY 1,       JANUARY 30,      MAY 2,
                                                              1999           1999           1998
                                                            ---------     -----------     ---------
CURRENT ASSETS
   Cash and cash equivalents                                $  33,148      $  27,810      $  12,786
   Investments                                                     --             --         17,190
   Accounts receivable                                          8,652          7,811          8,996
   Merchandise inventories                                     60,519         74,396         74,744
   Prepaid expenses and other                                   9,048          8,068          5,387
                                                            ---------      ---------      ---------
        Total current assets                                  111,367        118,085        119,103
                                                            ---------      ---------      ---------

PROPERTY AND EQUIPMENT
   Land and buildings                                           9,943          9,943          9,943
   Leasehold improvements                                      84,665         79,832         66,757
   Furniture, fixtures and equipment                           98,135         91,551         71,024
                                                            ---------      ---------      ---------
                                                              192,743        181,326        147,724
   Less accumulated depreciation and amortization             (51,927)       (46,886)       (33,949)
                                                            ---------      ---------      ---------
                                                              140,816        134,440        113,775
LEASE RIGHTS AND OTHER ASSETS                                   4,243          4,180          4,380
                                                            ---------      ---------      ---------
   TOTAL ASSETS                                             $ 256,426      $ 256,705      $ 237,258
                                                            =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long term debt                        $     554      $     540      $      --
   Accounts payable                                            14,370         21,842         27,984
   Accrued liabilities                                         15,337         17,424         16,006
   Income taxes payable                                         4,402          1,965          7,038
                                                            ---------      ---------      ---------
        Total current liabilities                              34,663         41,771         51,028
                                                            ---------      ---------      ---------

LONG TERM LIABILITIES
   Long term debt, net of current portion                      11,271         11,460             --
   Deferred rent and other liabilities                         37,509         35,102         24,160
                                                            ---------      ---------      ---------
   Total Liabilities                                           83,443         88,333         75,188
                                                            ---------      ---------      ---------

STOCKHOLDERS' EQUITY
   Common stock, including excess paid-in capital
        ($.001 par value: 100,000,000 shares authorized
        24,265,920, 24,240,763 and 24,145,979 shares
        outstanding at May 1, 1999, January 30, 1999
        and May 2, 1998, respectively)                         27,107         26,855         23,024
   Retained earnings                                          145,876        141,517        139,046
                                                            ---------      ---------      ---------
        Total stockholders' equity                            172,983        168,372        162,070
                                                            ---------      ---------      ---------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 256,426      $ 256,705      $ 237,258
                                                            =========      =========      =========


            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                             13 WEEKS ENDED
                                                             --------------
                                                          MAY 1,        MAY 2,
                                                           1999          1998
                                                         --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  4,785      $  4,148
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Depreciation and amortization                           5,522         4,144
    Provision for deferred income taxes                     1,398           503
    Tax benefit from exercise of stock options                 --           237
    Loss on disposal of property and equipment                167           618
    Change in assets and liabilities:
       Accounts receivable                                   (841)       (3,812)
       Merchandise inventories                             13,452           538
       Prepaid expenses and other assets                   (1,043)       (1,893)
       Accounts payable                                    (7,472)        1,937
       Income taxes payable                                 2,437        (1,001)
       Other liabilities                                      993         2,002
       Accrued liabilities                                 (2,071)          221
                                                         --------      --------
     Net cash provided by operating activities             17,327         7,642
                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                      (12,066)      (14,177)
Proceeds from sale of assets                                   --            12
Proceeds from sale of investments                              --         1,424
                                                         --------      --------
    Net cash used in investing activities                 (12,066)      (12,741)
                                                         --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock                               252            15
Payments on long term debt                                   (175)           --
                                                         --------      --------
    Net cash provided by financing activities                  77            15
                                                         --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        5,338        (5,084)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           27,810        17,870
                                                         --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 33,148      $ 12,786
                                                         ========      ========

OTHER CASH FLOW INFORMATION:
    Cash paid during the year for income taxes           $     20      $  3,460

    Cash paid during the year for interest expense       $    341      $     --


            See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

          The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly-owned subsidiaries as of and for the periods ended May 1, 1999 and May 2, 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. It is recommended that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 30, 1999.

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

3.   INCOME TAXES

          Our effective tax rate in the first quarters of fiscal 1999 and 1998 was 37%.

4.   COMPREHENSIVE INCOME

          Comprehensive income and its components are as follows:

(in 000's)                                             13 WEEKS ENDED
                                                       --------------
                                                MAY 1, 1999      MAY 2, 1998
                                                -----------      -----------
     Net income                                   $ 4,785          $ 4,148
     Other comprehensive income                      (426)             (40)
                                                  -------          -------
     Total comprehensive income                   $ 4,359          $ 4,108
                                                  =======          =======

5.   FOREIGN CURRENCIES

          As of May 1, 1999, we had forward foreign contracts of $14.6 million and $13.5 million to hedge Canadian dollars and British pound sterling, respectively. The amounts represent the U.S. dollar equivalent to buy or sell foreign currencies.

6.   RECENTLY ISSUED ACCOUNTING STANDARDS

          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value. It is effective for financial statements for fiscal years beginning after June 15, 1999. The adoption of this statement will not have a significant effect on the consolidated financial statements of Gymboree.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of income data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                         AS A PERCENTAGE OF NET SALES
                                         ----------------------------
                                                  THIRTEEN              PERCENTAGE CHANGE
                                                 WEEKS ENDED            IN DOLLAR AMOUNTS
                                                 -----------            FROM 1998 TO 1999
                                             MAY 1,        MAY 2,       -----------------
                                              1999          1998             13 WEEKS
                                             ------        ------            --------
Net sales                                    100.0%        100.0%               22%
Cost of goods sold, including
   buying and occupancy expenses             (60.9)        (59.8)               24%
                                             -----         -----
   Gross profit                               39.1          40.2                19%
Selling, general and administrative
   expenses                                  (33.7)        (34.7)               18%
Play program income, net                       0.5           0.4                51%
                                             -----         -----
   Operating income                            5.9           5.9                22%
Foreign exchange gains, net                     --           0.3               -67%
Net interest income                            0.1           0.2               -51%
                                             -----         -----
   Income before income taxes                  6.0           6.4                15%
Income taxes                                  (2.2)         (2.4)               15%
                                             -----         -----
   Net income                                  3.8%          4.0%               15%
                                             =====         =====

Number of stores at end of period              584           464


THIRTEEN WEEKS ENDED MAY 1, 1999 COMPARED TO THIRTEEN WEEKS ENDED MAY 2, 1998

NET  SALES

     Net sales in the first quarter of fiscal 1999 increased 22% to $125.7 million compared to $103.1 million in the same period last year. Sales for the 20 stores opened in the first quarter of fiscal 1999, in addition to the 10 stores that were relocated or expanded in fiscal 1999, contributed $2.1 million of the increase in net sales. Stores opened in fiscal 1998, but not qualifying as comparable stores, in addition to the 25 stores that were relocated or expanded in fiscal 1998, contributed $19.0 million of the increase in net sales. Comparable store net sales increased 1.6% or $1.5 million in the first quarter.

GROSS PROFIT

     Gross profit for the thirteen weeks ended May 1, 1999 increased 19% to $49.2 million from $41.5 million in the same period last year. As a percentage of net sales, gross profit was 39.1% in the first quarter of 1999 compared to 40.2% in the same period last year. The decrease in gross profit as a percentage of net sales was due to a) the increase in European stores which have a lower gross profit than the U.S. due to higher occupancy expense; and b) the buying expense associated with our recently launched Zutopia stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("S, G&A"), which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to 33.7% of net sales in the first quarter of fiscal 1999, compared to 34.7% of net sales in the same period last year. The decrease in total S, G&A expenses, as a percentage of net sales was primarily attributable to the leverage achieved from sales generated by the 1998 and 1999 store openings.

PLAY PROGRAMS INCOME

     Play programs income increased 51% to $590,000 during the first quarter of fiscal 1999 from $392,000 in income for the same period last year. The increase is largely due to new franchise sales, enrollment growth in both franchised and corporate centers and increased play product sales.

FOREIGN EXCHANGE GAINS

     Net foreign exchange gains totaled $89,000 during the first quarter of 1999 compared to $271,000 in the first quarter of 1998. We entered into forward foreign exchange contracts involving inter-company transactions during the first quarters of 1999 and 1998 that resulted in a minimal gain.

NET INTEREST INCOME

     Interest income increased to $453,000 for the first quarter of 1999 from $229,000 for the first quarter of 1998. Interest expense of $341,000 was incurred for 1999 while there was no interest expense for the first quarter of fiscal 1998. The interest expense relates to long term debt incurred in 1998.

INCOME TAX

     Our effective tax rate for the first quarters of fiscal 1999 and 1998 was 37%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $17.3 million compared to $7.6 in the prior year. The increase in cash provided by operating activities was primarily due to a decrease in inventory levels, offset by a decrease in trade payables.

     Cash used in investing activities of $12.1 million related to capital expenditures primarily for new store openings, as well as the relocation and/or expansion of certain existing stores.

     Cash and cash equivalents were $33.1 million at May 1, 1999, an increase of $5.3 million from January 30, 1999. Working capital as of May 1, 1999 was $76.7 million compared to $76.3 million at the end of fiscal 1998.

     We estimate that capital expenditures during fiscal 1999 will be between $30.0 and $35.0 million, and will primarily be used to open 40 to 50 new domestic and international stores and to expand approximately 25 to 30 existing stores.

     At the end of the first quarter of 1999, we had a line of credit with Bank of America that allowed up to $100 million in unsecured letters of credit, of which $11 million can be used for standby letters of credit. As of May 1, 1999, approximately $75.6 million was available pursuant to such lines. The facility also provided a line of up to $50 million for foreign exchange contracts. On March 11, 1999, we amended our unsecured credit facility. Reflecting this agreement, the maturity of the current facility has been extended from May 31, 1999 to June 30, 1999 to allow for the completion of the documentation of the new facility. The revised terms extend the expiration date to March 31, 2001. The revised terms also provide for an overall credit line of $100 million that may be used for issuance of commercial letters of credit, cash advances up to $25 million and standby letters of credit up to $10 million. Included within these terms is a continuation of the foreign exchange facility. The interest rate will be based on the bank's Reference Rate or LIBOR (London Interbank Offered Rate) plus a pre-determined spread. The credit facility contains quarterly and annual financial covenants, which requires us to maintain minimum tangible net worth, meet certain ratios and restricts capital expenditures.

     We anticipate that cash generated from operations, together with our existing cash resources and funds available from our current letters of credit and line of credit facilities, will be sufficient to satisfy our cash needs through at least fiscal 1999.

OTHER FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     This Form 10-Q contains certain forward-looking statements reflecting our current expectations, including statements regarding anticipated store openings, and future comparable store net sales, inventory, expense, earnings and liquidity levels. There can be no assurance that actual results will not vary materially from results projected in such forward-looking statements as a result of a number of factors, including competitive market conditions, levels of discretionary consumer spending, general economic conditions, the degree of promotional pricing activity by Gymboree, inventory levels, and our ability to successfully identify and respond to emerging children's fashion trends, to effectively monitor and control costs, and to effectively manage anticipated international and domestic growth. Other factors that may cause actual results to differ materially include those set forth in the reports that we file from time to time with the Securities and Exchange Commission.

Other factors that may affect future performance include the following:

COMPETITION

     The children's apparel segment of the specialty retail business is highly competitive. We compete on a national level with GapKids (a division of The Gap, Inc.) and certain leading department stores as well as certain discount retail chains such as Kids `R' Us (a division of Toys `R' Us, Inc.). We also compete with a wide variety of local and regional specialty stores and with certain other retail chains. Many of these competitors are larger and have substantially greater financial marketing and other resources than we do. Increased competition may reduce sales & gross margins, increase operating expenses & decrease profit margins. We may not be able to compete successfully in the future.

INVENTORY LEVELS

     The inventory level at the end of the first quarter of fiscal 1999 was down from the prior year. We believe that with tight inventory management we will be able to mitigate the risk that inventory overages will result in markdown activity exceeding our plan. However, a substantial decline in our sales or in business conditions in general could negatively impact our ability to move merchandise through our stores and result in excess inventory on hand.

EXPANSION IN EUROPE AND CANADA

     During the first quarter of fiscal 1999, we expanded our operations by opening one additional store in Canada, five stores in the United Kingdom, and four Gymboree stores in the United States. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, currency fluctuations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we operate our stores. These factors, among others, could influence our ability to sell our products in these international markets. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material and adverse effect on our results of operations and financial condition.

ZUTOPIA

     During the first quarter of 1999, Gymboree launched a new retail concept, Zutopia, which introduced certain new products, and is targeted for children ages 6 to 12 years. Zutopia represents a significant shift in concept, design and target market demographics from our traditional products. These products may have shorter life cycles, thereby requiring more frequent product introductions than Gymboree's traditional product line. Further, these products and the introduction of more products could dilute Gymboree's image as a leading supplier of children's apparel in the newborn to 7 years age range and lead to a reduced demand for our existing products.

E-COMMERCE

     Gymboree sells products over the Internet, at www.gymboree.com. We devote management and systems resources to support and expand this business. Our success depends on our ability to offer desirable products and to fulfill web orders efficiently. Failure on our part to conduct this business efficiently could result in missed sales or consumer complaints.

YEAR 2000

     Most companies could face a potentially serious information systems problem because many software applications and operational programs written in the past were designed to handle date formats with two-digit years and thus may not properly recognize calendar dates beginning in the Year 2000. This problem could result in computers either outputting incorrect data or shutting down altogether when attempting to process a date such as "01/01/00".

     Our Year 2000 initiative extends throughout our entire organization and includes all operating functions. Managing this effort on a regular basis is our Year 2000 Project Office, which reports to a member of the Executive Committee. It is through this office that various roles and accountabilities regarding Year 2000 readiness have been established. Each of Gymboree's business units has been directed to work on Year 2000 projects and assemble teams to identify and implement plans to help mitigate potential problems.

STATE OF READINESS

     All of Gymboree's mission critical information technology and non-information technology systems have been inventoried, ranked in terms of risk, and analyzed as to their Year 2000 readiness. We have completed an Enterprise Master Plan, Enterprise Test Plan, Configuration Management Plan, and Quality Assurance Plan. A Test Data Center has been constructed and is being used to remediate and test all mission critical systems. Our business processes are organized into eighteen groups of applications. The Plans call for completing the remediation and testing phase for all groups by the end of the third quarter 1999. We currently expect material Year 2000 problems, if any, to be corrected prior to December 1999.

COSTS

     Based on best estimates, the total cost of the Year 2000 readiness initiative which covers fiscal years 1998 and 1999 is approximately $2.0 - $3.0 million, of which $1.6 million has been expensed to date. $0.4 million was expensed for the first quarter ended May 2, 1999. There can be no assurance that these estimates will not be exceeded. All costs will be paid from Gymboree's operating funds.

RISKS OF YEAR 2000 ISSUES

     The area of greatest risk to our business operations is ensuring the readiness of our critical trading partners. We have surveyed all of our critical trading partners to ascertain their Year 2000 readiness. To date, a majority of our trading partners have responded with a formal plan to be Year 2000 compliant. Failure of Year 2000 compliance by our trading partners could result in a delay in the receipt of inventory, potential lost sales, and an inability to operate stores. There can be no assurance that the Year 2000 problem will not have a material adverse effect on our business, operating results or financial condition.

CONTINGENCY PLANS

     Contingency plans have been developed for each mission critical application. The contingency plan for trading partners that were not Year 2000 compliant by January 1999 was to obtain alternate suppliers that are Year 2000 compliant. This plan was communicated to our trading partners during the surveying process. As of the end of the first quarter of fiscal 1999, we have continued implementation of our contingency plan for trading partners that are not Year 2000 compliant. However, there can be no assurance that such contingency plans will remediate all Year 2000 issues which we might ultimately encounter.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Gymboree enters into forward foreign exchange contracts to hedge certain inter-company loans denominated in foreign currencies (principally British pounds sterling and Canadian dollars). The term of the forward exchange contracts is generally less than 90 days. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries will be adversely affected by changes in exchange rates.

     The table below summarizes by major currency the contractual amounts of our forward exchange contracts in U.S. dollars. Foreign currency amounts are translated at rates current at the reported date. The amounts represent the U.S. dollar equivalent of commitments to buy or sell foreign currencies.

(In millions)                                  May 1, 1999
                                               -----------
          British pounds sterling                 13.5
          Canadian dollars                        14.6
                                                 -----
          Total                                  $28.1
                                                 =====

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on May 26, 1999 at which time the stockholders voted on proposals as follows:

                                                                  Votes Against   Abstentions and
                                                     Votes for     or Withheld       Non-Votes
                                                     ---------     -----------       ---------
         Election of three Class III Directors:
            Stuart G. Moldaw                         22,126,833     327,555              N/A
            William U. Westerfield                   22,180,692     273,696              N/A
            Deborah A. Sorondo                       22,050,318     404,070              N/A

         Ratify the appointment of
            Deloitte & Touche L.L.P. as
            independent auditors for fiscal year
            ending January 29, 2000                  22,363,454      68,768           22,166

         Stuart G. Moldaw, William U. Westerfield and Deborah A. Sorondo were elected as Class III directors at the meeting. Continuing Class I directors are Walter F. Loeb and Carole J. Whitacre. Continuing Class II directors are Gary White and Barbara L. Rambo.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS

         (a) Exhibits

             10.31    Employee Benefit Plan Registration Statement dated
                      March 11, 1999(1)

             11       Computation of Net Income per Share

             27       Financial Data Schedule








--------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on March 11, 1999 (File No. 333-74269)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                THE GYMBOREE CORPORATION
                                      (Registrant)



     June 15, 1999              By:          /s/   Gary White
    ---------------                 --------------------------------------------
          Date                                     Gary White
                                            Chief Executive Officer
                                (Principal executive officer of the registrant)


     June 15, 1999              By:         /s/   Lawrence H. Meyer
    ---------------                 --------------------------------------------
          Date                                    Lawrence H. Meyer
                                               Chief Financial Officer
                                    (Principal financial and accounting officer
                                                of the registrant)

                                  EXHIBIT INDEX


Exhibit
Number      Description
------      -----------
 10.31      Employee Benefit Plan Registration Statement dated March 11, 1999(1)

 11         Computation of Net Income per Share

 27         Financial Data Schedule











--------------------------

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on March 11, 1999 (File No. 333-74269)