Form 10-Q
period 1999-07-31
GYMBOREE CORP
filed 1999-09-14
CIK 786110

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

                                       OR

      [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER 000-21250

                            ------------------------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     Number of shares of common stock outstanding at August 28, 1999: 24,344,252

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
                       PART I. FINANCIAL INFORMATION
Item 1.   Financial Statements........................................
          Condensed Consolidated Statements of Operations.............     3
          Condensed Consolidated Balance Sheets.......................     4
          Condensed Consolidated Statements of Cash Flows.............     5
          Notes to Condensed Consolidated Financial Statements........     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     8

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk........................................................    13

                         PART II. OTHER INFORMATION

Item 1.   Legal Proceedings...........................................    14

Item 2.   Changes in Securities and Use of Proceeds...................    14

Item 3.   Defaults Upon Senior Securities.............................    14

Item 4.   Submission of Matters to a Vote of Security Holders.........    14

Item 5.   Other Information...........................................    14

Item 6.   Exhibits and Reports on Form 8-K............................    14

Signatures............................................................    15

Exhibit Index.........................................................    16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                  (UNAUDITED)

                                                   13 WEEKS ENDED            26 WEEKS ENDED
                                                ---------------------    ----------------------
                                                JULY 31,    AUGUST 1,    JULY 31,     AUGUST 1,
                                                  1999        1998         1999         1998
                                                --------    ---------    ---------    ---------
Net sales.....................................  $ 99,922    $ 99,789     $ 225,633    $ 202,895
Cost of goods sold, including buying and
  occupancy expenses..........................   (70,230)    (66,455)     (146,754)    (128,082)
                                                --------    --------     ---------    ---------
          Gross profit........................    29,692      33,334        78,879       74,813
Selling, general and administrative
  expenses....................................   (51,832)    (35,048)      (94,215)     (70,835)
Play and music income, net....................       569         369         1,159          761
                                                --------    --------     ---------    ---------
  Operating income (loss).....................   (21,571)     (1,345)      (14,177)       4,739
Foreign exchange gains (loss), net............       (42)       (126)           47          145
Net interest income...........................        97         147           209          376
                                                --------    --------     ---------    ---------
  Income (loss) before income taxes...........   (21,516)     (1,324)      (13,921)       5,260
Income tax (expense) benefit..................     7,961         493         5,151       (1,943)
                                                --------    --------     ---------    ---------
  Net income (loss)...........................  $(13,555)   $   (831)    $  (8,770)   $   3,317
                                                ========    ========     =========    =========
Income (loss) per share:
  Basic.......................................  $  (0.56)   $  (0.03)    $   (0.36)   $    0.14
  Diluted.....................................     (0.56)      (0.03)        (0.36)        0.14
Weighted average shares outstanding:
  Basic.......................................    24,294      24,163        24,276       24,144
  Diluted.....................................    24,294      24,163        24,276       24,221
Number of stores at end of period.............       588         495           588          495

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                             JULY 31,    JANUARY 30,    AUGUST 1,
                                                               1999         1999          1998
                                                             --------    -----------    ---------
Current Assets
  Cash and cash equivalents................................  $ 41,846     $ 27,810      $ 19,247
  Accounts receivable......................................     5,400        7,811         8,583
  Merchandise inventories..................................    55,013       74,396        91,355
  Prepaid expenses and other...............................     8,759        8,068         5,966
                                                             --------     --------      --------
          Total current assets.............................   111,018      118,085       125,151
                                                             --------     --------      --------
Property and Equipment
  Land and buildings.......................................     9,943        9,943         9,949
  Leasehold improvements...................................    87,436       79,832        70,218
  Furniture, fixtures and equipment........................    94,326       91,551        80,014
                                                             --------     --------      --------
                                                              191,705      181,326       160,181
  Less accumulated depreciation and amortization...........   (56,939)     (46,886)      (37,702)
                                                             --------     --------      --------
                                                              134,766      134,440       122,479
Lease Rights and Other Assets..............................     4,492        4,180         3,778
                                                             --------     --------      --------
          Total Assets.....................................  $250,276     $256,705      $251,408
                                                             ========     ========      ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt, short-term
     borrowings............................................  $    561     $    540      $ 10,000
  Accounts payable.........................................    23,029       21,842        34,712
  Accrued liabilities......................................    22,185       17,424        15,967
  Income taxes payable.....................................     1,275        1,965         2,466
                                                             --------     --------      --------
          Total current liabilities........................    47,050       41,771        63,145
                                                             --------     --------      --------
Long Term Liabilities
  Long term debt, net of current portion...................    11,130       11,460            --
  Deferred rent and other liabilities......................    31,920       35,102        24,663
                                                             --------     --------      --------
          Total Liabilities................................    90,100       88,333        87,808
                                                             --------     --------      --------
Stockholders' Equity
  Common stock, including excess paid-in capital ($.001 par
     value: 100,000,000 shares authorized 24,337,452,
     24,240,763 and 24,172,135 shares outstanding at July
     31, 1999, January 30, 1999 and August 1, 1998,
     respectively).........................................    27,509       26,855        25,058
  Retained earnings........................................   132,667      141,517       138,542
                                                             --------     --------      --------
          Total stockholders' equity.......................   160,176      168,372       163,600
                                                             --------     --------      --------
          Total Liabilities and Stockholders' Equity.......  $250,276     $256,705      $251,408
                                                             ========     ========      ========

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 26 WEEKS ENDED
                                                              ---------------------
                                                              JULY 31,    AUGUST 1,
                                                                1999        1998
                                                              --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $ (8,770)   $  3,317
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
     Depreciation and amortization..........................    11,370       8,755
     Impairment reserve and other write offs................     7,000          --
     Provision for deferred income tax......................    (3,501)        204
     Tax benefit from exercise of stock options.............        --         240
     Loss on disposal of property and equipment.............       644         985
     Change in assets and liabilities:
       Accounts receivable..................................     2,411      (3,400)
       Merchandise inventories..............................    19,303     (15,748)
       Prepaid expenses and other assets....................    (1,090)     (1,846)
       Accounts payable.....................................     1,188       8,665
       Income tax payable...................................      (689)     (5,573)
       Other liabilities....................................       389       3,105
       Accrued liabilities..................................     4,776        (141)
                                                              --------    --------
     Net cash provided by (used in) operating activities....    33,031      (1,437)
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................   (19,340)    (27,871)
Proceeds from sale of assets................................        --          24
Proceeds from sale of investments...........................        --      18,614
                                                              --------    --------
     Net cash used in investing activities..................   (19,340)     (9,233)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................       654       2,047
Proceeds from (payments on) debt borrowings.................      (309)     10,000
                                                              --------    --------
     Net cash provided by financing activities..............       345      12,047
                                                              --------    --------
Net Increase in Cash and Cash Equivalents...................    14,036       1,377
Cash and Cash Equivalents at Beginning of Period............    27,810      17,870
                                                              --------    --------
Cash and Cash Equivalents at End of Period..................  $ 41,846    $ 19,247
                                                              ========    ========
OTHER CASH FLOW INFORMATION:
  Cash paid during the year for income taxes................  $     80    $  7,850
  Cash paid during the year for interest expense............  $    743    $     20

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly-owned subsidiaries as of and for the periods ended July 31, 1999 and August 1, 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 30, 1999.

     The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature except as discussed in Notes 3 and 8. Certain prior year amounts have been reclassified to conform with the current year presentation.

 2. MERCHANDISE INVENTORIES

     Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost or market.

 3. IMPAIRMENT OF LONG-LIVED ASSETS

     During the second quarter of 1999, management identified a group of 12 underperforming stores and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. Additionally, during the second quarter of 1999, we wrote off a software application that was not Year 2000 compliant and did not meet our current needs. The total charge related to these items was $3.9 million and is included in selling, general and administrative expenses within the Statements of Operations. Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost or market.

 4. INCOME TAXES

     Our effective tax rate in the second quarters of fiscal 1999 and 1998 was 37%.

 5. COMPREHENSIVE INCOME

     Comprehensive income and its components are as follows:

                                                13 WEEKS ENDED           26 WEEKS ENDED
                                             ---------------------    ---------------------
                                             JULY 31,    AUGUST 1,    JULY 31,    AUGUST 1,
                                               1999        1998         1999        1998
                                             --------    ---------    --------    ---------
                                                               (IN 000'S)
Net income (loss)..........................  $(13,555)     $(831)     $(8,770)     $3,317
Other comprehensive income (loss)..........       345        327          (80)        287
                                             --------      -----      -------      ------
Total comprehensive income (loss)..........  $(13,210)     $(504)     $(8,850)     $3,604
                                             ========      =====      =======      ======

 6. FOREIGN CURRENCIES

     As of July 31, 1999, we had forward foreign contracts of $13.2 million and $10.7 million to hedge Canadian dollars and British pound sterling, respectively. The amounts represent the U.S. dollar equivalent to buy or sell foreign currencies.

                            THE GYMBOREE CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

 7. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value and is effective for financial statements for fiscal years beginning after June 15, 2000. Management does not believe that the adoption of this statement will have a significant effect on the consolidated financial statements of Gymboree.

 8. SPECIAL CHARGES

     During the second quarter of 1999, Gymboree incurred special charges of $13.5 million, $2.0 million of which is included in cost of goods sold. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the write off and expense for the modifications of all store interiors and removal of proprietary signage bearing the old trademark, the impairment reserve for store assets and software write off discussed in Note 3, and the disposal of inventory which does not meet Gymboree's new fashion direction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected statement of operations data and (iii) the number of stores open at the end of each such period:

                                               AS A PERCENTAGE OF NET SALES
                                        -------------------------------------------    PERCENTAGE CHANGE
                                              THIRTEEN              TWENTY-SIX         IN DOLLAR AMOUNTS
                                            WEEKS ENDED            WEEKS ENDED         FROM 1998 TO 1999
                                        --------------------   --------------------   -------------------
                                        JULY 31,   AUGUST 1,   JULY 31,   AUGUST 1,
                                          1999       1998        1999       1998      13 WEEKS   26 WEEKS
                                        --------   ---------   --------   ---------   --------   --------
Net sales.............................   100.0%      100.0%     100.0%      100.0%         0%        11%
Cost of goods sold, including buying
  and occupancy expenses..............   (70.3)      (66.6)     (65.0)      (63.1)         6         15
                                         -----       -----      -----       -----       ----       ----
  Gross profit........................    29.7        33.4       35.0        36.9        (11)         5
Selling, general and administrative
  expenses............................   (51.9)      (35.1)     (41.8)      (34.9)        48         33
Play and music income, net............     0.6         0.4        0.5         0.3         54         52
                                         -----       -----      -----       -----       ----       ----
  Operating income (loss).............   (21.6)       (1.3)      (6.3)        2.3       1504       (399)
Foreign exchange gains (loss), net....    (0.0)       (0.1)       0.0         0.1        (67)       (68)
Net interest income...................     0.1         0.1        0.1         0.2        (34)       (44)
                                         -----       -----      -----       -----       ----       ----
  Income (loss) before income taxes...   (21.5)       (1.3)      (6.2)        2.6       1525       (365)
Income tax (expense) benefit..........     7.9         0.5        2.3        (1.0)      1515        365
                                         -----       -----      -----       -----       ----       ----
  Net income (loss)...................   (13.6)%      (0.8)%     (3.9)%       1.6%      1531%      (364)%
                                         =====       =====      =====       =====       ====       ====
Number of stores at end of period.....     588         495        588         495

     THIRTEEN WEEKS ENDED JULY 31, 1999 COMPARED TO THIRTEEN WEEKS ENDED AUGUST 1, 1998

NET SALES

     Net sales in the second quarter of 1999 were $99.9 million as compared to $99.8 million for the same period last year. Sales for the 25 stores opened in 1999, in addition to the 14 stores that have relocated or expanded in 1999, provided incremental sales of $3.9 million. Stores opened, relocated or expanded in 1998, but not qualifying as comparable stores, increased $10.5 million from the prior year. Comparable store sales decreased 16% or $14.3 million in the second quarter. The decline in comparable store sales was primarily due to a large clearance sale held in June 1998 to clear excess inventory.

GROSS PROFIT

     Gross profit for the thirteen weeks ended July 31, 1999 decreased 11% to $29.7 million from $33.3 million in the same period last year. As a percentage of net sales, the second quarter gross profit was 29.7% compared to 33.4% in the same period last year. Included in cost of goods sold for the second quarter of 1999 was $2 million relating to the disposal of inventory which does not meet Gymboree's new fashion direction. Additionally, the decrease in gross profit as a percentage of net sales was due to the increase in the number of European stores which have a lower gross profit than the U.S. due to higher occupancy expense, and the buying expense associated with our recently launched Zutopia stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the second quarter of 1999, SG&A expenses increased to 40.4% of net sales (excluding the special charges), compared to 35.1% of net sales in the same period last year. Special charges totaled $11.5 million including the write off and expense for the modifications of all store interiors and removal of proprietary signage bearing the old trademark and the impairment reserve for store assets and software write off discussed in note 3 of the Notes to Condensed Consolidated Financial

Statements. Excluding the special charges, the increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average store sales related to the comparable sales decline as well as increased selling expenses associated with the opening of the Zutopia stores.

PLAY AND MUSIC INCOME

     Play and music income increased 54% to $569,000 during the second quarter of 1999 from $369,000 for the same period last year. The increase is largely due to new franchise sales, enrollment growth in both franchised and corporate centers and increased play product sales.

FOREIGN EXCHANGE LOSSES

     Net foreign exchange losses totaled $42,000 for the second quarter of 1999 compared to a loss of $126,000 in the second quarter of 1998. These losses resulted from currency fluctuations in intercompany transactions between our U.S. operations and foreign subsidiaries.

NET INTEREST INCOME

     Interest income increased to $499,000 for the second quarter of 1999 from $167,000 for the second quarter of 1998. Interest expense of $402,000 was incurred during the second quarter of 1999 while interest expense of $20,000 was incurred for the same period last year. The interest expense relates to long term debt incurred in 1998.

INCOME TAX

     Our effective tax rate for the second quarters of fiscal 1999 and 1998 was 37%.

     TWENTY-SIX WEEKS ENDED JULY 31, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

NET SALES

     Net sales for the twenty-six weeks ended July 31, 1999 increased 11% to $225.6 million compared to $202.9 million in the same period last year. Sales for the 25 stores opened in 1999, in addition to the 14 stores that have relocated or expanded in 1999, provided incremental sales of $6.0 million. Stores opened, relocated or expanded in 1998, but not qualifying as comparable stores, increased $29.5 million from the prior year. Comparable store sales decreased 7% or $12.8 million in the twenty-six weeks ended July 31, 1999. The decline in comparable store sales was primarily due to a large clearance sale held in June 1998 to clear excess inventory.

GROSS PROFIT

     Gross profit for the twenty-six weeks ended July 31, 1999 increased 5% to $78.9 million from $74.8 million in the same period last year. As a percentage of net sales, gross profit was 35.0% for the first six months of 1999 compared to 36.9% in the same period last year. Included in cost of goods sold for the twenty-six week period ended July 31, 1999 was $2 million relating to the disposal of inventory which does not meet Gymboree's new fashion direction. Additionally, the decrease in gross profit as a percentage of net sales was due to the increase in the number of European stores which have a lower gross profit than the U.S. due to higher occupancy expense, and the buying expense associated with our recently launched Zutopia stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the twenty-six weeks ended July 31, 1999, SG&A expenses increased to 36.7% of net sales (excluding the special charges), compared to 34.9% of net sales in the same period last year. Special charges totaled $11.5 million including the write off and expense for the modifications of all store interiors and removal of proprietary signage bearing the old trademark and the impairment reserve for store assets and software write off discussed in note 3 of the Notes to Condensed

Consolidated Financial Statements. Excluding the special charges, the increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average store sales related to the comparable sales decline as well as increased selling expenses associated with the opening of the Zutopia stores and the new initiatives.

PLAY AND MUSIC INCOME

     Play and music income increased 52% to $1,159,000 for the first six months of 1999 from $761,000 for the same period last year. The increase is largely due to new franchise sales, enrollment growth in both franchised and corporate centers and increased play product sales.

FOREIGN EXCHANGE GAINS

     Net foreign exchange gains totaled $47,000 for the first six months of 1999 compared to $145,000 for the same period last year. These gains resulted from currency fluctuations in intercompany transactions between our U.S. operations and foreign subsidiaries.

NET INTEREST INCOME

     Interest income increased to $952,000 for the twenty-six weeks ended July 31, 1999 from $396,000 for the same period last year. Interest expense of $743,000 was incurred for the first twenty-six weeks of 1999, compared to $20,000 for the same period last year. The interest expense relates to long term debt incurred in 1998.

INCOME TAX

     Our effective tax rate for the first six months of 1999 and 1998 was 37%.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $33.0 million compared to a cash outflow of $1.4 million in the prior year. The increase in cash provided by operating activities was primarily due to a decrease in inventory levels.

     Cash used in investing activities increased to $19.3 million in 1999 as compared to $9.2 million in 1998. This increase resulted from the liquidation of securities in 1998, offset by a decrease in capital expenditures in 1999. As a result of the brand improvement strategy previously discussed, Gymboree expects to incur incremental capital expenditures of approximately $10.3 million over the next 9 to 12 months, which will be funded through internally generated funds. Including the brand improvement strategy, we estimate that capital expenditures for fiscal 1999 will be between $40.0 and $45.0 million, and will primarily be used to open 40 to 45 new domestic and international stores and to expand approximately 20 to 25 existing stores.

     Cash and cash equivalents were $41.8 million at July 31, 1999, an increase of $14.0 million from January 30, 1999. Working capital as of July 31, 1999 was $64.0 million compared to $76.3 million at January 30, 1999.

     At the end of the second quarter of 1999, we had a line of credit with Bank of America that allowed up to $60 million in unsecured letters of credit, of which $8 million can be used for standby letters of credit. As of July 31, 1999, approximately $9.8 million was available pursuant to such lines. The facility also provided a line of up to $50 million for foreign exchange contracts. As of July 30, 1999, Gymboree and its primary bank had agreed to the terms for a new unsecured credit facility. The new agreement dated August 25, 1999 extends the facility to May 31, 2000. The revised terms also provide for an overall credit line of $60 million at inception then reducing to $50 million from January 1, 2000 to the facility's expiration that may be used for issuance of commercial letters of credit, cash advances up to $15 million and standby letters of credit up to $8 million. Included within these terms is a continuation of the foreign exchange facility. The interest rate will be based on the bank's Reference Rate or LIBOR (London Interbank Offered Rate) plus a pre-determined spread. The credit facility contains quarterly and annual financial covenants, which requires us to maintain minimum tangible net worth, meet certain ratios and restricts capital expenditures.

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

     Other factors that may affect future performance include the following:

COMPETITION

     The children's apparel segment of the specialty retail business is highly competitive. We compete on a national level with GapKids (a division of The Gap, Inc.) and certain leading department stores as well as certain discount retail chains such as Kids 'R' Us (a division of Toys 'R' Us, Inc.). We also compete with a wide variety of local and regional specialty stores and with certain other retail chains. Many of these competitors are larger and have substantially greater financial, marketing and other resources than we do. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins. We may not be able to compete successfully in the future.

INVENTORY LEVELS

     The inventory level at the end of the second quarter of 1999 was down from the prior year. We believe that with tight inventory management we will be able to mitigate the risk that inventory overages will result in markdown activity exceeding our plan. However, a substantial decline in our sales or in business conditions in general could negatively impact our ability to move merchandise through our stores and result in excess inventory on hand.

FOREIGN OPERATIONS

     During the second quarter of 1999, we continued to expand our operations by opening two additional stores in Canada. This brings the total number of stores in Canada and Europe to 18 and 28, respectively. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, currency fluctuations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we operate our stores. These factors, among others, could influence our ability to sell our products in these international markets. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material and adverse effect on our results of operations and financial condition.

ZUTOPIA

     During 1999, Gymboree launched a new retail concept, Zutopia, which introduced certain new products, and is targeted for children ages 6 to 12 years. Zutopia represents a significant shift in concept, design and target market demographics from our traditional products. These products may have shorter life cycles, thereby requiring more frequent product introductions than Gymboree's traditional product line. Further, these products and the introduction of more products could dilute Gymboree's image as a leading supplier of children's apparel in the newborn to 7 years age range and lead to a reduced demand for our existing products.

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

COSTS

     Based on best estimates, the total cost of the Year 2000 readiness initiative which covers fiscal years 1998 and 1999 is approximately $2.0 - $3.0 million, of which $2.1 million has been expensed to date. $0.5 million was expensed for the second quarter ended July 31, 1999. There can be no assurance that these estimates will not be exceeded. All costs will be paid from Gymboree's operating funds.

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

CONTINGENCY PLANS

     Contingency plans have been developed for each mission critical application. The contingency plan for trading partners that were not Year 2000 compliant by January 1999 was to obtain alternate suppliers that are

Year 2000 compliant. This plan was communicated to our trading partners during the surveying process. As of the end of the second quarter of fiscal 1999, we have continued implementation of our contingency plan for trading partners that are not Year 2000 compliant. However, there can be no assurance that such contingency plans will remediate all Year 2000 issues which we might ultimately encounter.

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

                                                           JULY 31, 1999
                                                           -------------
                                                           (IN MILLIONS)
British pounds sterling..................................       10.7
Canadian dollars.........................................       13.2
                                                               -----
Total....................................................      $23.9
                                                               =====

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Gymboree has agreed to settle two lawsuits brought against it relating to sourcing of products from Saipan (Commonwealth of Northern Mariana Islands). The settlement is subject to court approval which has not yet been granted. Under the terms of the settlement, Gymboree will make payments for several purposes, including to class members, and to fund an independent monitoring program in Saipan. The new monitoring program includes the implementation of an independent monitoring organization to ensure that factories comply with all applicable laws. Gymboree's payment to establish the monitoring fund is partially covered by insurance, and is not expected to have an adverse material effect on the company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     On September 2, 1999, the Board of Directors updated and amended certain provisions of The Gymboree Corporation's bylaws. A copy of the Amended and Restated Bylaws is attached hereto as Exhibit 3.2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     3.2   Amended and Restated Bylaws of The Gymboree Corporation
    10.32  Credit Agreement
    11     Computation of Net Income (Loss) per Share
    27     Financial Data Schedule

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended July 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE GYMBOREE CORPORATION
                                          (Registrant)

Date: September 14, 1999                  By:     /s/ LAWRENCE H. MEYER

                                            ------------------------------------
                                                     Lawrence H. Meyer
                                                  Chief Financial Officer
                                            (Principal financial and accounting
                                                           officer
                                                     of the registrant)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.2      Amended and Restated Bylaws of The Gymboree Corporation
10.32     Credit Agreement
  11      Computation of Net Income (Loss) per Share
  27      Financial Data Schedule