Form 10-Q
period 1999-10-30
GYMBOREE CORP
filed 1999-12-14
CIK 786110

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999

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

                               Yes [X]     No [ ]

 Number of shares of common stock outstanding at November 27, 1999: 24,345,532

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                               PAGE
                                                              NUMBER
                                                              ------
                   PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
          Condensed Consolidated Statements of Operations...     3
          Condensed Consolidated Balance Sheets.............     4
          Condensed Consolidated Statements of Cash Flows...     5
          Notes to Condensed Consolidated Financial
  Statements................................................     6
Item 2. Management's Discussion and Analysis of Financial
Condition and Results
          of Operations.....................................     8
Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................    13

                     PART II. OTHER INFORMATION
Item 1. Legal Proceedings...................................    14
Item 2. Changes in Securities and Use of Proceeds...........    14
Item 3. Defaults Upon Senior Securities.....................    14
Item 4. Submission of Matters to a Vote of Security
  Holders...................................................    14
Item 5. Other Information...................................    14
Item 6. Exhibits and Reports on Form 8-K....................    14
Signatures..................................................    15
Exhibit Index...............................................    16

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                  (UNAUDITED)

                                                       13 WEEKS ENDED                39 WEEKS ENDED
                                                 --------------------------    --------------------------
                                                 OCTOBER 30,    OCTOBER 31,    OCTOBER 30,    OCTOBER 31,
                                                    1999           1998           1999           1998
                                                 -----------    -----------    -----------    -----------
Net sales......................................   $107,235       $113,991       $332,868       $316,886
Cost of goods sold, including buying and
occupancy expenses.............................    (66,124)       (72,897)      (212,878)      (200,979)
                                                  --------       --------       --------       --------
  Gross profit.................................     41,111         41,094        119,990        115,907
Selling, general and administrative expenses...    (41,777)       (41,816)      (135,992)      (112,631)
Play and music income, net.....................        600            608          1,759          1,369
                                                  --------       --------       --------       --------
  Operating income (loss)......................        (66)          (114)       (14,243)         4,645
Foreign exchange gains (loss), net.............        (97)          (113)           (50)            32
Net interest income (expense)..................        180           (202)           389            154
                                                  --------       --------       --------       --------
  Income (loss) before income taxes............         17           (429)       (13,904)         4,831
Income tax (expense) benefit...................         (7)           156          5,144         (1,787)
                                                  --------       --------       --------       --------
  Net income (loss)............................   $     10       $   (273)      $ (8,760)      $  3,044
                                                  ========       ========       ========       ========
Income (loss) per share:
  Basic........................................   $   0.00       $  (0.01)      $  (0.36)      $   0.13
  Diluted......................................       0.00          (0.01)         (0.36)          0.13
Weighted average shares outstanding:
  Basic........................................     24,345         24,172         24,299         24,153
  Diluted......................................     24,370         24,172         24,299         24,213
Number of stores at end of period..............        602            548            602            548

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                              OCTOBER 30,   JANUARY 30,   OCTOBER 31,
                                                                 1999          1999          1998
                                                              -----------   -----------   -----------
Current Assets
  Cash and cash equivalents.................................   $ 32,744      $ 27,810      $  2,170
  Accounts receivable.......................................      5,699         7,811        11,095
  Merchandise inventories...................................     47,283        74,396        95,037
  Prepaid expenses and other................................      7,732         8,068         6,214
                                                               --------      --------      --------
          Total current assets..............................     93,458       118,085       114,516
                                                               --------      --------      --------
Property and Equipment
  Land and buildings........................................      9,943         9,943         9,969
  Leasehold improvements....................................     88,968        79,832        76,379
  Furniture, fixtures and equipment.........................    101,337        91,551        85,630
                                                               --------      --------      --------
                                                                200,248       181,326       171,978
  Less accumulated depreciation and amortization............    (62,115)      (46,886)      (42,038)
                                                               --------      --------      --------
                                                                138,133       134,440       129,940
Lease Rights and Other Assets...............................      4,840         4,180         3,864
                                                               --------      --------      --------
          Total Assets......................................   $236,431      $256,705      $248,320
                                                               ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt, short-term
     borrowings.............................................   $    572      $    540      $ 17,450
  Accounts payable..........................................      8,425        21,842        18,314
  Accrued liabilities.......................................     24,703        17,424        16,757
  Income taxes payable......................................      1,626         1,965         2,028
                                                               --------      --------      --------
          Total current liabilities.........................     35,326        41,771        54,549
                                                               --------      --------      --------
Long Term Liabilities
  Long term debt, net of current portion....................     11,028        11,460            --
  Deferred rent and other liabilities.......................     29,783        35,102        30,336
                                                               --------      --------      --------
          Total Liabilities.................................     76,137        88,333        84,885
                                                               --------      --------      --------
Stockholders' Equity
  Common stock, including excess paid-in capital ($.001 par
     value: 100,000,000 shares authorized 24,345,428,
     24,240,763 and 24,172,134 shares outstanding at October
     30, 1999, January 30, 1999 and October 31, 1998,
     respectively)..........................................     27,542        26,855        25,115
  Retained earnings.........................................    132,752       141,517       138,320
                                                               --------      --------      --------
          Total stockholders' equity........................    160,294       168,372       163,435
                                                               --------      --------      --------
          Total Liabilities and Stockholders' Equity........   $236,431      $256,705      $248,320
                                                               ========      ========      ========

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         39 WEEKS ENDED
                                                              ------------------------------------
                                                              OCTOBER 30, 1999    OCTOBER 31, 1998
                                                              ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................      $ (8,760)           $  3,044
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization..........................        17,294              13,755
     Impairment reserve and other write offs................         7,000                  --
     Provision for deferred income tax......................        (4,225)                204
     Tax benefit from exercise of stock options.............            --                 240
     Loss on disposal of property and equipment.............           949               1,238
     Change in assets and liabilities:
       Accounts receivable..................................         2,112              (5,911)
       Merchandise inventories..............................        27,108             (19,378)
       Prepaid expenses and other assets....................         1,136              (2,181)
       Accounts payable.....................................       (13,417)             (7,733)
       Income tax payable...................................          (338)             (6,010)
       Other liabilities....................................          (262)              8,777
       Accrued liabilities..................................         4,986                 649
                                                                  --------            --------
     Net cash provided by (used in) operating activities....        33,583             (13,306)
                                                                  --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................       (28,935)            (40,585)
Proceeds from sale of assets................................            --                  24
Proceeds from sale of investments...........................            --              18,614
                                                                  --------            --------
     Net cash used in investing activities..................       (28,935)            (21,947)
                                                                  --------            --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock......................           687               2,103
Proceeds from (payments on) debt borrowings.................          (401)             17,450
                                                                  --------            --------
     Net cash provided by financing activities..............           286              19,553
                                                                  --------            --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........         4,934             (15,700)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............        27,810              17,870
                                                                  --------            --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................      $ 32,744            $  2,170
                                                                  ========            ========
OTHER CASH FLOW INFORMATION:
  Cash paid during the year for income taxes................      $    466            $  8,051
  Cash paid during the year for interest expense............      $    814            $    336

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly-owned subsidiaries as of and for the periods ended October 30, 1999 and October 31, 1998 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations, although we believe that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 30, 1999.

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

 3. IMPAIRMENT OF LONG-LIVED ASSETS

     During 1999, management identified a group of 12 underperforming stores and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. Additionally in 1999, we wrote off a software application that was not Year 2000 compliant and did not meet our current needs. The total charge related to these items was $3.9 million and is included in selling, general and administrative expenses within the Statements of Operations for the thirty-nine weeks ended October 30, 1999.

 4. INCOME TAXES

     Our effective tax rate in the third quarters of fiscal 1999 and 1998 was 37%.

 5. COMPREHENSIVE INCOME

     Comprehensive income and its components are as follows:

                                                   13 WEEKS ENDED              39 WEEKS ENDED
                                              -------------------------   -------------------------
                                              OCTOBER 30,   OCTOBER 31,   OCTOBER 30,   OCTOBER 31,
                                                 1999          1998          1999          1998
                                              -----------   -----------   -----------   -----------
                                                                   (IN 000'S)
Net income (loss)...........................      $10          $(273)       $(8,760)      $3,044
Other comprehensive income (loss)...........       75             51             (5)         338
                                                  ---          -----        -------       ------
Total comprehensive income (loss)...........      $85          $(222)       $(8,765)      $3,382
                                                  ===          =====        =======       ======

                            THE GYMBOREE CORPORATION

                                  (UNAUDITED)

 6. FOREIGN CURRENCIES

     As of October 30, 1999, we had forward foreign contracts of $0.7 million, $15.0 million and $12.4 million to hedge Japanese yen, Canadian dollars and British pound sterling, respectively. The amounts represent the U.S. dollar equivalent to buy or sell foreign currencies.

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

 8. SPECIAL CHARGES

     During 1999, Gymboree incurred special charges of $13.5 million, $2.0 million of which is included in cost of goods sold for the thirty-nine weeks ended October 30, 1999. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the write off and expense for the modifications of all store interiors and removal of proprietary signage bearing the old trademark, the impairment reserve for store assets and software write off discussed in Note 3, and the disposal of inventory which does not meet Gymboree's new fashion direction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected statement of operations data and (iii) the number of stores open at the end of each such period:

                                                       AS A PERCENTAGE OF NET SALES
                                           -----------------------------------------------------
                                                   THIRTEEN                   THIRTY-NINE           PERCENTAGE CHANGE
                                                  WEEKS ENDED                 WEEKS ENDED           IN DOLLAR AMOUNTS
                                           -------------------------   -------------------------    FROM 1998 TO 1999
                                           OCTOBER 30,   OCTOBER 31,   OCTOBER 30,   OCTOBER 31,   -------------------
                                              1999          1998          1999          1998       13 WEEKS   39 WEEKS
                                           -----------   -----------   -----------   -----------   --------   --------
Net sales................................     100.0%        100.0%        100.0%        100.0%         (6)%        5%
Cost of goods sold, including buying and
occupancy expenses.......................     (61.7)        (63.9)        (64.0)        (63.4)         (9)         6
                                              -----         -----         -----         -----
  Gross profit...........................      38.3          36.1          36.0          36.6           0          4
Selling, general and administrative
  expenses...............................     (39.0)        (36.7)        (40.8)        (35.6)         (0)        21
Play and music income, net...............       0.6           0.5           0.5           0.4          (1)        28
                                              -----         -----         -----         -----
  Operating income (loss)................      (0.1)         (0.1)         (4.3)          1.4         (42)      (407)
Foreign exchange gains (loss), net.......      (0.1)         (0.1)         (0.0)          0.0         (14)      (256)
Net interest income (expense)............       0.2          (0.2)          0.1           0.2         189        153
                                              -----         -----         -----         -----
  Income (loss) before income taxes......       0.0          (0.4)         (4.2)          1.6         104       (388)
Income tax (expense) benefit.............       0.0           0.1           1.6          (0.6)       (104)       388
                                              -----         -----         -----         -----
  Net income (loss)......................       0.0%         (0.3)%        (2.6)%         1.0%        104%      (388)%
                                              =====         =====         =====         =====
Number of stores at end of period........       602           548           602           548

     THIRTEEN WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 31, 1998

NET SALES

     Net sales for the third quarter of 1999 totaled $107.2 million as compared to $114.0 million for the same period last year. The 40 stores opened in 1999, in addition to the 20 stores that have relocated or expanded in 1999, provided incremental sales of $5.5 million. Sales for stores opened, relocated or expanded in 1998, but not qualifying as comparable stores, increased $3.7 million from the prior year. Comparable store sales decreased 16% or $16.0 million in the third quarter. The decline in comparable store sales was primarily due to lower average store inventory in 1999 and the transition associated with our brand improvement.

GROSS PROFIT

     Gross profit for the thirteen weeks ended October 30, 1999 was $41.1 million and flat as compared to the same period last year. As a percentage of net sales, the third quarter gross profit increased to 38.3% vs. 36.1% in the same period last year. This increase reflected a higher level of full price selling accompanied by fewer markdowns, and was slightly offset by the increase in European stores, which have a lower gross profit than the U.S. due to higher occupancy expense, and the buying expense associated with opening our Zutopia stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the third quarter of 1999, SG&A expenses increased to 39.0% of net sales from 36.7% of net sales in 1998. The increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average store sales related to the comparable sales decline as well as increased selling expenses associated with the opening of the Zutopia stores and the new initiatives.

PLAY AND MUSIC INCOME

     Play and music income totaled $600,000 during the third quarter of 1999 as compared to $608,000 for the same period last year.

FOREIGN EXCHANGE LOSSES

     Net foreign exchange losses decreased to $97,000 for the third quarter of 1999 compared to a loss of $113,000 in the third quarter of 1998. These losses resulted from currency fluctuations in intercompany transactions between our U.S. operations and foreign subsidiaries.

NET INTEREST INCOME (EXPENSE)

     Interest income increased to $427,000 for the third quarter of 1999 from $114,000 for the third quarter of 1998. Interest expense totaled $247,000 for the third quarter of 1999 as compared to interest expense of $316,000 for the same period last year. The interest expense for the third quarter 1999 relates to long term debt incurred in 1998, and the third quarter 1998 interest expense relates to short-term borrowings.

INCOME TAX

     Our effective tax rate for the third quarters of fiscal 1999 and 1998 was 37%.

     THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

NET SALES

     Net sales for the thirty-nine weeks ended October 30, 1999 increased 5% to $332.9 million compared to $316.9 million in the same period last year. The 40 stores opened in 1999, in addition to the 20 stores that have relocated or expanded in 1999, provided incremental sales of $11.6 million. Sales for stores opened, relocated or expanded in 1998, but not qualifying as comparable stores, increased $33.2 million from the prior year. Comparable store sales decreased 10% or $28.8 million in the thirty-nine weeks ended October 30, 1999. The decline in comparable store sales was primarily due to lower average store inventory and the transition associated with our brand improvement.

GROSS PROFIT

     Gross profit for the thirty-nine weeks ended October 30, 1999 increased 4% to $120.0 million from $115.9 million in the same period last year. As a percentage of net sales, gross profit was 36.0% through the end of the third quarter of 1999 compared to 36.6% for the same period last year. Included in cost of goods sold for the thirty-nine week period ended October 30, 1999 was $2 million relating to disposal of inventory which does not meet Gymboree's new fashion direction. Additionally, the decrease in gross profit as a percentage of net sales was due to the increase in the number of European stores, which have a lower gross profit than the U.S. due to higher occupancy expense, and the buying expense associated with opening our Zutopia stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the thirty-nine weeks ended October 30, 1999, SG&A expenses increased to 37.4% of net sales (excluding the special charges), compared to 35.6% of net sales in the same period last year. Special charges totaled $11.5 million including the write off and expense for the modifications of all store interiors and removal of proprietary signage bearing the old trademark and the impairment reserve for store assets and software write off discussed in note 3 of the Notes to Condensed Consolidated Financial Statements. Excluding the special charges, the increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average store sales related to the comparable sales decline as well as increased selling expenses associated with the opening of the Zutopia stores and the new initiatives.

PLAY AND MUSIC INCOME

     Play and music income increased 28% to $1,759,000 for the thirty-nine weeks ended October 30, 1999 from $1,369,000 for the same period last year. The increase is largely due to new franchise sales, enrollment growth in both franchised and corporate centers and increased play product sales.

FOREIGN EXCHANGE GAINS (LOSSES)

     The net foreign exchange loss totaled $50,000 for the first nine months of 1999 compared to a net gain of $32,000 for the same period last year. These gains and losses resulted from currency fluctuations in intercompany transactions between our U.S. operations and foreign subsidiaries.

NET INTEREST INCOME (EXPENSE)

     Interest income was $1,203,000 for the thirty-nine weeks ended October 30, 1999 vs. $490,000 for the same period last year. Interest expense totaled $814,000 for the thirty-nine weeks ended October 30, 1999, compared to $336,000 for the same period last year. The interest expense for 1999 relates to long term debt incurred in 1998, and the 1998 interest expense relates to short-term borrowings.

INCOME TAX

     Our effective tax rate for the first nine months of 1999 and 1998 was 37%.

     FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash provided by operating activities was $33.6 million compared to a cash outflow of $13.3 million in the prior year. The increase in cash provided by operating activities was primarily due to a decrease in inventory levels.

     Cash used in investing activities increased to $28.9 million in 1999 as compared to $21.9 million in 1998. This increase resulted from the liquidation of securities in 1998, offset by a decrease in capital expenditures in 1999. Consistent with second quarter projections, Gymboree expects to incur incremental capital expenditures related to the brand improvement strategy of approximately $10.3 million over the next 9 to 12 months, which will be funded through internally generated funds. Including the brand improvement strategy, we estimate that capital expenditures for fiscal 1999 will be between $30.0 and $35.0 million, and will primarily be used to open 40 to 45 new domestic and international stores and to expand approximately 20 to 25 existing stores.

     Cash and cash equivalents were $32.7 million at October 30, 1999, an increase of $4.9 million from January 30, 1999. Working capital as of October 30, 1999 was $58.1 million compared to $76.3 million at January 30, 1999.

     As of July 30, 1999, Gymboree and its primary bank had agreed to the terms for a new unsecured credit facility. The new agreement extends the facility to May 31, 2000. The revised terms provide for an overall credit line of $60 million, reducing to $50 million on January 1, 2000 to the facility's expiration that may be used for issuance of commercial letters of credit, cash advances up to $15 million and standby letters of credit up to $8 million. Included within these terms is a continuation of the foreign exchange facility. The interest rate will be based on the bank's Reference Rate or LIBOR (London Interbank Offered Rate) plus a pre-determined spread. The credit facility contains quarterly and annual financial covenants, which requires us to maintain minimum tangible net worth, meet certain ratios and restricts capital expenditures.

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

INVENTORY LEVELS

     The inventory level at the end of the third quarter of 1999 was down from the prior year. We believe that with tight inventory management we will be able to mitigate the risk that inventory overages will result in markdown activity exceeding our plan. However, a substantial decline in our sales or in business conditions in general could negatively impact our ability to move merchandise through our stores and result in excess inventory on hand.

FOREIGN OPERATIONS

     During the third quarter of 1999, we continued to expand our operations by opening one additional store in the UK and one store in Canada. This brings the total number of stores in Canada and Europe to 19 and 29, respectively. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, currency fluctuations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we operate our stores. These factors, among others, could influence our ability to sell our products in these international markets. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material and adverse effect on our results of operations and financial condition.

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

STATE OF READINESS

     All of Gymboree's mission critical information technology and non-information technology systems have been inventoried, ranked in terms of risk, and analyzed as to their Year 2000 readiness. We have completed an Enterprise Master Plan, Enterprise Test Plan, Configuration Management Plan, and Quality Assurance Plan. A Test Data Center has been constructed and is being used to remediate and test all mission critical systems. Our business processes are organized into eighteen groups of applications. As planned we have completed all remediation and testing of all critical systems for all groups.

COSTS

     Based on best estimates, the total cost of the Year 2000 readiness initiative which covers fiscal years 1998 and 1999 is approximately $2.0 - $3.0 million, of which $2.4 million has been expensed to date. $0.3 million was expensed for the third quarter ended October 30, 1999. All costs will be paid from Gymboree's operating funds.

RISKS OF YEAR 2000 ISSUES

     The area of greatest risk to our business operations is ensuring the readiness of our critical trading partners. We have surveyed all of our critical trading partners to ascertain their Year 2000 readiness. To date, a majority of our trading partners have responded with a formal plan to be Year 2000 compliant. Failure of Year 2000 compliance by our trading partners could result in the termination of their services. There can be no assurance that the Year 2000 problem will not have a material adverse effect on our business, operating results or financial condition.

CONTINGENCY PLANS

     Contingency plans have been developed for each mission critical application. The contingency plan for trading partners that were not Year 2000 compliant by January 1999 was to obtain alternate suppliers that are Year 2000 compliant. This plan was communicated to our trading partners during the surveying process. As of the end of the third quarter of fiscal 1999, we have continued implementation of our contingency plan for trading partners that are not Year 2000 compliant. Further, we have developed Risk Management plans for calendar and fiscal 2000 year end processing to ensure uninterrupted business flow. However, there can be no assurance that such contingency plans will remediate all Year 2000 issues which we might ultimately encounter.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Gymboree enters into forward foreign exchange contracts to hedge certain inter-company loans denominated in foreign currencies (principally Japanese yen, Canadian dollars and British pounds sterling). The term of the forward exchange contracts is generally less than 90 days. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries will be adversely affected by changes in exchange rates.

     The table below summarizes by major currency the contractual amounts of our forward exchange contracts in U.S. dollars. Foreign currency amounts are translated at rates current at the reported date. The amounts represent the U.S. dollar equivalent of commitments to buy or sell foreign currencies.

                                                        OCTOBER 30, 1999
                                                        ----------------
                                                         (IN MILLIONS)
Japanese yen..........................................       $ 0.7
Canadian dollars......................................        15.0
British pounds sterling...............................        12.4
                                                             -----
          Total.......................................       $28.1
                                                             =====

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Gymboree has agreed to settle two lawsuits brought against us relating to sourcing of products from Saipan (Commonwealth of Northern Mariana Islands). The settlement is subject to court approval, which has not yet been granted. Under the terms of the settlement, Gymboree will make payments for several purposes, including to class members, and to fund an independent monitoring program in Saipan. The new monitoring program includes the implementation of an independent monitoring organization to ensure that factories comply with all applicable laws. Gymboree's payment to establish the monitoring fund is partially covered by insurance, and is not expected to have an adverse material effect on our business.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11    Computation of Net Income (Loss) per Share
    27    Financial Data Schedule

(b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended October 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE GYMBOREE CORPORATION
                                          (Registrant)

Date: December 14, 1999                   By:     /s/ LAWRENCE H. MEYER
                                            ------------------------------------
                                                     Lawrence H. Meyer
                                                  Chief Financial Officer
                                            (Principal financial and accounting
                                                           officer
                                                     of the registrant)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  11       Computation of Net Income (Loss) per Share
  27       Financial Data Schedule