Form 10-Q/A
period 1999-07-31
GYMBOREE CORP
filed 2000-04-24
CIK 786110

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A


(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended JULY 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from __________________ to __________________


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

This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1999, as filed by the Registrant on September 14, 1999, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the adjustment of the special charge recorded during the quarter ended July 31, 1999. A discussion of the restatement and a summary of the effects of the restatement are presented in Note 9 of Notes to the Condensed Consolidated Financial Statements.

                                TABLE OF CONTENTS



                                                                                                        Page
                                                                                                       Number
                                                                                                       ------
PART I       FINANCIAL INFORMATION

             Item 1.        Financial Statements
                            Condensed Consolidated Statements of Operations........................        4
                            Condensed Consolidated Balance Sheets..................................        5
                            Condensed Consolidated Statements of Cash Flows........................        6
                            Notes to Condensed Consolidated Financial Statements...................        7

             Item 2.        Management's Discussion and Analysis of Financial
                            Condition and Results of Operations....................................       10

             Item 3.        Quantitative and Qualitative Disclosures about Market Risk.............       16


PART II                         OTHER INFORMATION

             Item 1.        Legal Proceedings......................................................       17
             Item 2.        Changes in Securities and Use of Proceeds..............................       17
             Item 3.        Defaults Upon Senior Securities........................................       17
             Item 4.        Submission of Matters to a Vote of Security Holders....................       17
             Item 5.        Other Information......................................................       17
             Item 6.        Exhibits and Reports on Form 8-K.......................................       17

SIGNATURES    .....................................................................................       18

EXHIBIT INDEX   ...................................................................................       19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)



                                                     13 WEEKS ENDED                26 WEEKS ENDED
                                                -------------------------     -------------------------
                                                  July 31,        Aug 1,        July 31,        Aug 1,
                                                   1999            1998          1999           1998
                                                ----------      ---------     ----------      ---------
                                                (Restated)                    (Restated)
                                                 (Note 9)                       (Note 9)
Net sales                                        $  99,922      $  99,789      $ 225,633      $ 202,895
Cost of goods sold, including
         buying and occupancy expenses             (70,230)       (66,455)      (146,754)      (128,082)
                                                 ---------      ---------      ---------      ---------
                Gross profit                        29,692         33,334         78,879         74,813
Selling, general and administrative expenses       (45,269)       (35,048)       (87,652)       (70,835)
Play and music income, net                             569            369          1,159            761
                                                 ---------      ---------      ---------      ---------
         Operating  income (loss)                  (15,008)        (1,345)        (7,614)         4,739
Foreign exchange gains (loss), net                     (42)          (126)            47            145
Net interest income                                     97            147            209            376
                                                 ---------      ---------      ---------      ---------
         Income (loss) before income taxes         (14,953)        (1,324)        (7,358)         5,260
Income tax (expense) benefit                         5,533            493          2,723         (1,943)
                                                 ---------      ---------      ---------      ---------
         Net income (loss)                       $  (9,420)     $    (831)     $  (4,635)     $   3,317
                                                 =========      =========      =========      =========

Income (loss) per share:
         Basic                                   $   (0.39)     $   (0.03)     $   (0.19)     $    0.14
         Diluted                                     (0.39)         (0.03)         (0.19)          0.14
Weighted average shares outstanding:
         Basic                                      24,294         24,163         24,276         24,144
         Diluted                                    24,294         24,163         24,276         24,221
Number of stores at end of period                      588            495            588            495

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



ASSETS                                                                          July 31,     January 30,     August 1,
                                                                                 1999           1999            1998
                                                                              ----------     -----------     ---------
                                                                              (Restated)
                                                                               (Note 9)
CURRENT ASSETS
         Cash and cash equivalents                                             $  41,846      $  27,810      $  19,247
         Accounts receivable                                                       5,400          7,811          8,583
         Merchandise inventories                                                  55,013         74,396         91,355
         Prepaid expenses and other                                                8,759          8,068          5,966
                                                                               ---------      ---------      ---------
                 Total current assets                                            111,018        118,085        125,151
                                                                               ---------      ---------      ---------

PROPERTY AND EQUIPMENT
         Land and buildings                                                        9,943          9,943          9,949
         Leasehold improvements                                                   87,436         79,832         70,218
         Furniture, fixtures and equipment                                        97,426         91,551         80,014
                                                                               ---------      ---------      ---------
                                                                                 194,805        181,326        160,181
         Less accumulated depreciation and amortization                          (57,276)       (46,886)       (37,702)
                                                                               ---------      ---------      ---------
                                                                                 137,529        134,440        122,479
OTHER ASSETS                                                                       4,492          4,180          3,778
                                                                               ---------      ---------      ---------
         TOTAL ASSETS                                                          $ 253,039      $ 256,705      $ 251,408
                                                                               =========      =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Current portion of long term debt, short-term borrowings              $     561      $     540      $  10,000
         Accounts payable                                                         23,029         21,842         34,712
         Accrued liabilities                                                      18,385         17,424         15,967
         Income taxes payable                                                      3,703          1,965          2,466
                                                                               ---------      ---------      ---------
                 Total current liabilities                                        45,678         41,771         63,145
                                                                               ---------      ---------      ---------

LONG TERM LIABILITIES
         Long term debt, net of current portion                                   11,130         11,460             --
         Deferred rent and other liabilities                                      31,920         35,102         24,663
                                                                               ---------      ---------      ---------
         TOTAL LIABILITIES                                                        88,728         88,333         87,808
                                                                               ---------      ---------      ---------

STOCKHOLDERS' EQUITY
         Common  stock, including excess paid-in capital ($.001 par value:
                 100,000,000 shares authorized 24,337,452, 24,240,763 and
                 24,172,135 shares outstanding at July 31, 1999,
                 January 30,1999 and August 1, 1998, respectively)                27,509         26,855         25,058
         Retained earnings                                                       136,802        141,517        138,542
                                                                               ---------      ---------      ---------
                 Total stockholders' equity                                      164,311        168,372        163,600
                                                                               ---------      ---------      ---------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 253,039      $ 256,705      $ 251,408
                                                                               =========      =========      =========



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                       26 WEEKS ENDED
                                                                             ---------------------------------
                                                                              JULY 31,                  AUG 1,
                                                                                1999                    1998
                                                                             ----------               --------
                                                                             (RESTATED)
                                                                              (NOTE 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                             $ (4,635)               $  3,317
Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities
            Depreciation and amortization                                       11,707                   8,755
            Impairment reserve and other write offs                              3,900                      --
            Provision for deferred income tax                                   (3,501)                    204
            Tax benefit from exercise of stock options                              --                     240
            Loss on disposal of property and equipment                             644                     985
            Change in assets and liabilities:
                   Accounts receivable                                           2,411                  (3,400)
                   Merchandise inventories                                      19,303                 (15,748)
                   Prepaid expenses and other assets                            (1,090)                 (1,846)
                   Accounts payable                                              1,188                   8,665
                   Income tax payable                                            1,738                  (5,573)
                   Other liabilities                                               389                   3,105
                   Accrued liabilities                                             977                    (141)
                                                                              --------                --------
            Net cash provided by (used in) operating activities                 33,031                  (1,437)
                                                                              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                           (19,340)                (27,871)
Proceeds from sale of assets                                                        --                      24
Proceeds from sale of investments                                                   --                  18,614
                                                                              --------                --------
            Net cash used in investing activities                              (19,340)                 (9,233)
                                                                              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                             654                   2,047
Proceeds from (payments on) debt borrowings                                       (309)                 10,000
                                                                              --------                --------
            Net cash provided by financing activities                              345                  12,047
                                                                              --------                --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       14,036                   1,377

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                27,810                  17,870
                                                                              --------                --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $ 41,846                $ 19,247
                                                                              ========                ========

OTHER CASH FLOW INFORMATION:
            Cash paid during the year for income taxes                        $     80                $  7,850
            Cash paid during the year for interest expense                    $    743                $     20


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

3.      IMPAIRMENT OF LONG-LIVED ASSETS

        During the second quarter of 1999, management identified 12 underperforming stores and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. Impairment of the leasehold improvements and fixtures was based on the lack of both current and expected future positive cash flows of the stores. Additionally, during the second quarter of 1999, we wrote off software applications that were not Year 2000 compliant and did not meet our current needs. The total charge related to these items was $3.9 million and is included in selling, general and administrative expenses within the Statements of Operations.

4.      INCOME TAXES

        Our effective tax rate in the second quarters of fiscal 1999 and 1998 was 37%.

5.      COMPREHENSIVE INCOME (LOSS)

        Comprehensive income (loss), which includes net income (loss) and foreign currency translation adjustments, is as follows:


(in 000's)                                          13 WEEKS ENDED                          26 WEEKS ENDED
                                            ------------------------------         -------------------------------
                                             JULY 31,            AUGUST 1,          JULY 31,             AUGUST 1,
                                              1999                 1998               1999                 1998
                                            ----------           ---------         ----------            ---------
Net income (loss)                            $(9,420)            $  (831)            $(4,635)            $ 3,317
Other comprehensive income (loss)                346                 327                 (80)                287
                                             -------             -------             -------             -------
Total comprehensive income (loss)            $(9,074)            $  (504)            $(4,715)            $ 3,604
                                             =======             =======             =======             =======

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

8.      SPECIAL CHARGES

        During the second quarter of 1999, Gymboree incurred special charges of $6.9 million, $2.0 million of which is included in cost of goods sold. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, the impairment reserve for store assets and software write off discussed in Note 3, and the disposal of inventory which does not meet Gymboree's new fashion direction.

9.      RESTATEMENT

        Subsequent to the issuance of Gymboree's condensed consolidated financial statements for the quarter ended July 31, 1999, Gymboree's management determined that certain assets, which had previously been written off, should have been depreciated on an accelerated schedule, consistent with the expected retirement of the assets. In addition, the costs to remove the assets will be expensed as each asset is removed from use. Gymboree had previously accrued such costs. As a result, Gymboree's financial statements as of and for the thirteen and twenty-six weeks ended July 31, 1999 have been restated from amounts previously reported. A summary of the effects of the restatement is as follows:



                                                 PREVIOUSLY
                                                  REPORTED              RESTATED
                                                 ---------             ---------
                                                         (In thousands)
As of July 31, 1999:
Property and equipment, net                      $ 134,766             $ 137,529
Accrued liabilities                                 22,185                18,385
Income taxes payable                                 1,275                 3,703
Retained earnings                                  132,667               136,802

For The 13 Weeks Ended July 31, 1999:
SG&A expenses                                    $ (51,832)            $ (45,269)
Operating loss                                     (21,571)              (15,008)
Loss before income taxes                           (21,516)              (14,953)
Income tax benefit                                   7,961                 5,533
Net loss                                           (13,555)               (9,420)

Loss Per Share:
Basic                                            $   (0.56)            $   (0.39)
Diluted                                              (0.56)                (0.39)

For The 26 Weeks Ended July 31, 1999:
SG&A expenses                                    $ (94,215)            $ (87,652)
Operating loss                                     (14,177)               (7,614)
Loss before income taxes                           (13,921)               (7,358)
Income tax benefit                                   5,151                 2,723
Net loss                                            (8,770)               (4,635)

Loss Per Share:
Basic                                            $   (0.36)            $   (0.19)
Diluted                                              (0.36)                (0.19)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected statement of operations data and (iii) the number of stores open at the end of each such period:



                                                      AS A PERCENTAGE OF NET SALES
                                          --------------------------------------------------        PERCENTAGE CHANGE
                                                   THIRTEEN                TWENTY-SIX               IN DOLLAR AMOUNTS
                                                 WEEKS ENDED               WEEKS ENDED              FROM 1998 TO 1999
                                          ----------------------     -----------------------      ------------------------
                                           JULY 31,       AUG 1,      JULY 31,        AUG 1,
                                           1999(1)         1998        1999(1)        1998        13 WEEKS(1)   26 WEEKS(1)
                                          ----------     -------     ----------      -------      -----------   -----------
Net sales                                    100.0%        100.0%        100.0%        100.0%            0%           11%
Cost of goods sold, including
     buying and occupancy expenses           (70.3)        (66.6)        (65.0)        (63.1)            6            15
                                           -------       -------       -------       -------

     Gross profit                             29.7          33.4          35.0          36.9           (11)            5
Selling, general and administrative
     expenses                                (45.3)        (35.1)        (38.8)        (34.9)           29            24
Play and music income, net                     0.6           0.4           0.5           0.3            54            52
                                           -------       -------       -------       -------
     Operating  income (loss)                (15.0)         (1.3)         (3.3)          2.3        (1,016)         (261)
Foreign exchange gains (loss), net            (0.0)         (0.1)          0.0           0.1            67           (68)
Net interest income                            0.1           0.1           0.1           0.2           (34)          (44)
                                           -------       -------       -------       -------
     Income (loss) before income taxes       (14.9)         (1.3)         (3.2)          2.6        (1,029)         (240)
Income tax (expense) benefit                   5.5           0.5           1.2          (1.0)        1,022           240
                                           -------       -------       -------       -------
     Net income (loss)                        (9.4)%        (0.8)%        (2.0)%         1.6%       (1,034)%        (240)%
                                           =======       =======       =======       =======

Number of stores at end of period              588           495           588           495

(1)     Restated, see Note 9 of Notes to Condensed Consolidated Financial
        Statements.

RESTATEMENT

        Subsequent to the issuance of Gymboree's condensed consolidated financial statements for the quarter ended July 31, 1999, Gymboree's management determined that certain assets, which had previously been written off, should have been depreciated on an accelerated schedule, consistent with the expected retirement of the assets. In addition, the costs to remove the assets will be expensed as each asset is removed from use. Gymboree had previously accrued such costs. As a result, Gymboree's financial statements as of and for the thirteen and twenty-six weeks ended July 31, 1999 have been restated from amounts previously reported. The effects of the restatement are presented in Note 9 of Notes to the Condensed Consolidated Financial Statements and have been reflected herein.

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

GROSS PROFIT

        Gross profit for the thirteen weeks ended July 31, 1999 decreased 11% to $29.7 million from $33.3 million in the same period last year. As a percentage of net sales, the second quarter gross profit was 29.7% compared to 33.4% in the same period last year. Included in cost of goods sold for the second quarter of 1999 was $2.0 million relating to the disposal of inventory which does not meet Gymboree's new fashion direction. Additionally, the decrease in gross profit as a percentage of net sales was due to the increase in the number of European stores which have a lower gross profit than the U.S. due to higher occupancy expense, and the buying expense associated with our recently launched Zutopia stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the second quarter of 1999, SG&A expenses increased to 40.4% of net sales (excluding the special charges), compared to 35.1% of net sales in the same period last year. Special charges totaled $4.9 million. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off discussed in Note 3. Excluding the special charges, the increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average store sales related to the comparable sales decline as well as increased selling expenses associated with the opening of the Zutopia stores.

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

GROSS PROFIT

        Gross profit for the twenty-six weeks ended July 31, 1999 increased 5% to $78.9 million from $74.8 million in the same period last year. As a percentage of net sales, gross profit was 35.0% for the first six months of 1999 compared to 36.9% in the same period last year. Included in cost of goods sold for the twenty-six week period ended July 31, 1999 was $2.0 million relating to the disposal of inventory which does not meet Gymboree's new fashion direction. Additionally, the decrease in gross profit as a percentage of net sales was due to the increase in the number of European stores which have a lower gross profit than the U.S. due to higher occupancy expense, and the buying expense associated with our recently launched Zutopia stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the twenty-six weeks ended July 31, 1999, SG&A expenses increased to 36.7% of net sales (excluding the special charges), compared to 34.9% of net sales in the same period last year. Special charges totaled $4.9 million. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off discussed in Note 3. Excluding the special charges, the increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average store sales related to the comparable sales decline as well as increased selling expenses associated with the opening of the Zutopia stores and the new initiatives.

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

        Cash and cash equivalents were $41.8 million at July 31, 1999, an increase of $14.0 million from January 30, 1999. Working capital as of July 31, 1999 was $65.3 million compared to $76.3 million at January 30, 1999.

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


                                               JULY 31, 1999
                                               -------------
                                               (In millions)
British pounds sterling                          $  10.7
Canadian dollars                                    13.2
                                                 -------
Total                                            $  23.9
                                                 =======

        In the event Gymboree has borrowings under the line of credit, a higher interest rate would have an adverse impact on Gymboree because the interest rate is variable.

PART II - OTHER INFORMATION

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

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                  3.2    Amended and Restated Bylaws of The Gymboree
                         Corporation(1)

                  10.32  Credit Agreement(1)

                  11     Computation of Net Income (Loss) per Share

                  27     Financial Data Schedule

             (b)  Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended July 31, 1999.

------------
(1) Incorporated by reference to the Registrant's July 31, 1999 Quarterly Report on Form 10-Q ("1999 Q2 10-Q") filed with the Commission on September 14, 1999.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             THE GYMBOREE CORPORATION
                                                     (Registrant)



April 24, 2000
--------------                     By:     /s/ Lawrence H. Meyer
     Date                             -----------------------------------------
                                                Lawrence H. Meyer
                                             Chief Financial Officer
                                   (Principal financial and accounting officer
                                                of the registrant)

                                  EXHIBIT INDEX



Exhibit
Number            Description
------            -----------
  3.2             Amended and Restated Bylaws of The Gymboree Corporation(1)

  10.32           Credit Agreement(1)

  11              Computation of Net Income (Loss) per Share

  27              Financial Data Schedule

------------
(1) Incorporated by reference to the Registrant's July 31, 1999 Quarterly Report on Form 10-Q ("1999 Q2 10-Q") filed with the Commission on September 14, 1999.