Form 10-Q/A
period 1999-10-30
GYMBOREE CORP
filed 2000-04-24
CIK 786110

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

For the transition period from ____________________ to ____________________


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

        This Amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the period ended October 30, 1999, as filed by the Registrant on December 14, 1999, and is being filed to reflect the restatement of the Registrant's condensed consolidated financial statements (the "restatement"). The Restatement reflects the adjustment of the special charge recorded during the thirteen and thirty-nine weeks ended October 30, 1999. A discussion of the restatement and a summary of the effects of the restatement are presented in
Note 9 of Notes to the Condensed Consolidated Financial Statements. An amendment to the Registrant's Quarterly Report on Form 10-Q for the period ended July 31, 1999 has also been filed.

                                TABLE OF CONTENTS


                                                                                                    Page
                                                                                                   Number
                                                                                                   ------
PART I       FINANCIAL INFORMATION

             Item 1.       Financial Statements
                           Condensed Consolidated Statements of Operations....................       4
                           Condensed Consolidated Balance Sheets..............................       5
                           Condensed Consolidated Statements of Cash Flows....................       6
                           Notes to Condensed Consolidated Financial Statements...............       7

             Item 2.       Management's Discussion and Analysis of Financial
                           Condition and Results of Operations................................      10

             Item 3.       Quantitative and Qualitative Disclosures about Market Risk.........      16


PART II      OTHER INFORMATION

             Item 1.       Legal Proceedings..................................................      17
             Item 2.       Changes in Securities and Use of Proceeds..........................      17
             Item 3.       Defaults Upon Senior Securities....................................      17
             Item 4.       Submission of Matters to a Vote of Security Holders................      17
             Item 5.       Other Information..................................................      17
             Item 6.       Exhibits and Reports on Form 8-K...................................      17

SIGNATURES....................................................................................      18

EXHIBIT INDEX.................................................................................      19

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                   (UNAUDITED)



                                                            13 WEEKS ENDED                        39 WEEKS ENDED
                                                     ----------------------------          ----------------------------
                                                      Oct. 30            Oct. 31            Oct. 30            Oct. 31
                                                       1999               1998               1999               1998
                                                     ----------         ---------          ---------         ----------
                                                     (Restated)                            (Restated)
                                                      (Note 9)                              (Note 9)
Net sales                                            $ 107,235          $ 113,991          $ 332,868          $ 316,886
Cost of goods sold, including
       buying and occupancy expenses                   (66,124)           (72,897)          (212,878)          (200,979)
                                                     ---------          ---------          ---------          ---------
             Gross profit                               41,111             41,094            119,990            115,907
Selling, general and administrative expenses           (42,851)           (41,816)          (130,503)          (112,631)
Play and music income, net                                 600                608              1,759              1,369
                                                     ---------          ---------          ---------          ---------
       Operating  income (loss)                         (1,140)              (114)            (8,754)             4,645
Foreign exchange gains (loss), net                         (97)              (113)               (50)                32
Net interest income (expense)                              180               (202)               389                154
                                                     ---------          ---------          ---------          ---------
       Income (loss) before income taxes                (1,057)              (429)            (8,415)             4,831
Income tax (expense) benefit                               390                156              3,113             (1,787)
                                                     ---------          ---------          ---------          ---------
       Net income (loss)                             $    (667)         $    (273)         $  (5,302)         $   3,044
                                                     =========          =========          =========          =========

Income (loss) per share:
       Basic                                         $   (0.03)         $   (0.01)         $   (0.22)         $    0.13
       Diluted                                           (0.03)             (0.01)             (0.22)              0.13
Weighted average shares outstanding:
       Basic                                            24,345             24,172             24,299             24,153
       Diluted                                          24,345             24,172             24,299             24,213
Number of stores at end of period                          602                548                602                548



            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)



ASSETS                                                                         Oct. 30,       January 30,        Oct. 31,
                                                                                 1999            1999              1998
                                                                              ----------      -----------       ---------
                                                                              (Restated)
                                                                               (Note 9)
CURRENT ASSETS
        Cash and cash equivalents                                             $  32,744        $  27,810        $   2,170
        Accounts receivable                                                       5,699            7,811           11,095
        Merchandise inventories                                                  47,283           74,396           95,037
        Prepaid expenses and other                                                7,732            8,068            6,214
                                                                              ---------        ---------        ---------
              Total current assets                                               93,458          118,085          114,516
                                                                              ---------        ---------        ---------

PROPERTY AND EQUIPMENT
        Land and buildings                                                        9,943            9,943            9,969
        Leasehold improvements                                                   88,968           79,832           76,379
        Furniture, fixtures and equipment                                       104,437           91,551           85,630
                                                                              ---------        ---------        ---------
                                                                                203,348          181,326          171,978
        Less accumulated depreciation and amortization                          (63,126)         (46,886)         (42,038)
                                                                              ---------        ---------        ---------
                                                                                140,222          134,440          129,940
OTHER ASSETS                                                                      4,840            4,180            3,864
                                                                              ---------        ---------        ---------
        TOTAL ASSETS                                                          $ 238,520        $ 256,705        $ 248,320
                                                                              =========        =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
        Current portion of long term debt, short-term borrowings              $     572        $     540        $  17,450
        Accounts payable                                                          8,425           21,842           18,314
        Accrued liabilities                                                      21,303           17,424           16,757
        Income taxes payable                                                      3,657            1,965            2,028
                                                                              ---------        ---------        ---------
              Total current liabilities                                          33,957           41,771           54,549
                                                                              ---------        ---------        ---------

LONG TERM LIABILITIES
        Long term debt, net of current portion                                   11,028           11,460               --
        Deferred rent and other liabilities                                      29,783           35,102           30,336
                                                                              ---------        ---------        ---------
        TOTAL LIABILITIES                                                        74,768           88,333           84,885
                                                                              ---------        ---------        ---------

STOCKHOLDERS' EQUITY
        Common stock, including excess paid-in capital ($.001 par value:
               100,000,000 shares authorized 24,345,428, 24,240,763 and
               24,172,134 shares outstanding at October 30, 1999,
               January 30, 1999 and October 31, 1998, respectively)              27,542           26,855           25,115
        Retained earnings                                                       136,210          141,517          138,320
                                                                              ---------        ---------        ---------
              Total stockholders' equity                                        163,752          168,372          163,435
                                                                              ---------        ---------        ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 238,520        $ 256,705        $ 248,320
                                                                              =========        =========        =========


            SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                            THE GYMBOREE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                                                  39 WEEKS ENDED
                                                                       ---------------------------------
                                                                       Oct. 30, 1999       Oct. 31, 1998
                                                                       -------------       -------------
                                                                        (Restated)
                                                                         (Note 9)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                        $ (5,302)            $  3,044
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities
          Depreciation and amortization                                    18,305               13,755
          Impairment reserve and other write offs                           3,900                   --
          Provision for deferred income tax                                (4,225)                 204
          Tax benefit from exercise of stock options                           --                  240
          Loss on disposal of property and equipment                          949                1,238
          Change in assets and liabilities:
                Accounts receivable                                         2,112               (5,911)
                Merchandise inventories                                    27,108              (19,378)
                Prepaid expenses and other assets                           1,136               (2,181)
                Accounts payable                                          (13,417)              (7,733)
                Income tax payable                                          1,693               (6,010)
                Other liabilities                                            (262)               8,777
                Accrued liabilities                                         1,586                  649
                                                                         --------             --------
          Net cash provided by (used in) operating activities              33,583              (13,306)
                                                                         --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                      (28,935)             (40,585)
Proceeds from sale of assets                                                   --                   24
Proceeds from sale of investments                                              --               18,614
                                                                         --------             --------
          Net cash used in investing activities                           (28,935)             (21,947)
                                                                         --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                        687                2,103
Proceeds from (payments on) debt borrowings                                  (401)              17,450
                                                                         --------             --------
          Net cash provided by financing activities                           286               19,553
                                                                         --------             --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        4,934              (15,700)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           27,810               17,870
                                                                         --------             --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $ 32,744             $  2,170
                                                                         ========             ========

OTHER CASH FLOW INFORMATION:
          Cash paid during the year for income taxes                     $    466             $  8,051
          Cash paid during the year for interest expense                 $    814             $    336



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

3.      IMPAIRMENT OF LONG-LIVED ASSETS

                During 1999, management identified 12 underperforming stores and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. Impairment of the leasehold improvements and fixtures was based on the lack of both current and expected future positive cash flows of the stores. Additionally in 1999, we wrote off software applications that were not Year 2000 compliant and did not meet our current needs. The total charge related to these items was $3.9 million and is included in selling, general and administrative expenses within the Statements of Operations for the thirty-nine weeks ended October 30, 1999.

4.      INCOME TAXES

                Our effective tax rate in the third quarters of fiscal 1999 and 1998 was 37%.

5.      COMPREHENSIVE INCOME (LOSS)

                Comprehensive income (loss), which includes net income (loss) and foreign currency translation adjustments, is as follows:



(in 000's)                                         13 WEEKS ENDED                           39 WEEKS ENDED
                                            -------------------------------         ------------------------------
                                            OCTOBER 30,         OCTOBER 31,         OCTOBER 30,        OCTOBER 31,
                                               1999               1998                 1999               1998
                                            -----------         -----------         -----------        -----------
Net income (loss)                            $  (667)            $  (273)            $(5,302)            $ 3,044
Other comprehensive income (loss)                 75                  51                  (5)                338
                                             =======             =======             =======             =======
Total comprehensive income (loss)            $  (592)            $  (222)            $(5,307)            $ 3,382
                                             =======             =======             =======             =======

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

8.      SPECIAL CHARGES

                During the thirteen and thirty-nine weeks ended October 30, 1999, Gymboree incurred special charges of $1.1 million and $8.0 million, respectively, $2.0 million of which is included in cost of goods sold for the thirty-nine weeks ended October 30, 1999. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, the impairment reserve for store assets and software write off discussed in Note 3, and the disposal of inventory which does not meet Gymboree's new fashion direction.

9.      RESTATEMENT

                Subsequent to the issuance of Gymboree's condensed consolidated financial statements for the quarter ended October 30, 1999, Gymboree's management determined that certain assets, which had previously been written off, should have been depreciated on an accelerated schedule, consistent with the expected retirement of the assets. In addition, the costs to remove the assets will be expensed as each asset is removed from use. Gymboree had previously accrued such costs. As a result, Gymboree's financial statements as of and for the thirteen and thirty-nine weeks ended October 30, 1999 have been restated from amounts previously reported. A summary of the effects of the restatement is as follows:

                                                    PREVIOUSLY
                                                     REPORTED              RESTATED
                                                    ----------            ---------
                                                           (In thousands)
At October 30, 1999:
Property and equipment, net                         $ 138,133             $ 140,222
Accrued liabilities                                    24,703                21,303
Income taxes payable                                    1,626                 3,657
Retained earnings                                     132,752               136,210

For The 13 Weeks Ended October 30, 1999:
SG&A expenses                                       $ (41,777)            $ (42,851)
Operating loss                                            (66)               (1,140)
Income (loss) before income taxes                          17                (1,057)
Income tax (expense) benefit                               (7)                  390
Net income (loss)                                          10                  (667)

Income (loss) Per Share:
Basic                                               $    0.00             $   (0.03)
Diluted                                                  0.00                 (0.03)

For The 39 Weeks Ended October 30, 1999:
SG&A expenses                                       $(135,992)            $(130,503)
Operating loss                                        (14,243)               (8,754)
Loss before income taxes                              (13,904)               (8,415)
Income tax benefit                                      5,144                 3,113
Net loss                                               (8,760)               (5,302)

Loss Per Share:
Basic                                               $   (0.36)            $   (0.22)
Diluted                                                 (0.36)                (0.22)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected statement of operations data and (iii) the number of stores open at the end of each such period:


                                                  AS A PERCENTAGE OF NET SALES
                                          ---------------------------------------------------
                                                  THIRTEEN                  THIRTY-NINE               PERCENTAGE CHANGE
                                                 WEEKS ENDED                 WEEKS ENDED              IN DOLLAR AMOUNTS
                                          -----------------------      ----------------------         FROM 1998 TO 1999
                                            OCT. 30       OCT. 31       OCT. 30       OCT. 31     --------------------------
                                            1999(1)         1998        1999(1)         1998      13 WEEKS(1)   39 WEEKS(1)
                                          ----------      -------      ----------     -------     ------------  ------------
Net sales                                     100.0%        100.0%        100.0%        100.0%           (6)%           5%
Cost of goods sold, including
      buying and occupancy expenses           (61.7)        (63.9)        (64.0)        (63.4)           (9)            6
                                            -------       -------       -------       -------

      Gross profit                             38.3          36.1          36.0          36.6             0             4
Selling, general and administrative
      expenses                                (40.0)        (36.7)        (39.2)        (35.6)            2            16
Play and music income, net                      0.6           0.5           0.5           0.4            (1)           28
                                            -------       -------       -------       -------
      Operating  income (loss)                 (1.1)         (0.1)         (2.7)          1.4          (900)         (288)
Foreign exchange gains (loss), net             (0.1)         (0.1)         (0.0)          0.0            14          (256)
Net interest income (expense)                   0.2          (0.2)          0.1           0.2           189           153
                                            -------       -------       -------       -------
      Income (loss) before income taxes        (1.0)         (0.4)         (2.6)          1.6          (146)         (274)
Income tax (expense) benefit                    0.4           0.1           0.9          (0.6)          150           274
                                            -------       -------       -------       -------
      Net income (loss)                        (0.6)%        (0.3)%        (1.7)%         1.0%         (144)%        (274)%
                                            =======       =======       =======       =======

Number of stores at end of period               602           548           602           548

----------
(1)  Restated, see Note 9 of Notes to Condensed Consolidated Financial
     Statements.

RESTATEMENT

        Subsequent to the issuance of Gymboree's condensed consolidated financial statements for the quarter ended October 30, 1999, Gymboree's management determined that certain assets, which had previously been written off, should have been depreciated on an accelerated schedule, consistent with the expected retirement of the assets. In addition, the costs to remove the assets will be expensed as each asset is removed from use. Gymboree had previously accrued such costs. As a result, Gymboree's financial statements as of and for the thirteen and thirty-nine weeks ended October 30, 1999 have been restated from amounts previously reported. The effects of the restatement are presented in Note 9 of Notes to the Condensed Consolidated Financial Statements and have been reflected herein.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the third quarter of 1999, SG&A expenses increased to 39.0% of net sales (excluding the special charges) from 36.7% of net sales in 1998. Special charges totaled $1.1 million. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark and expense for modifications of store interiors and the removal of certain store assets. Excluding the special charges, the increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average store sales related to the comparable sales decline as well as increased selling expenses associated with the opening of the Zutopia stores.

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

GROSS PROFIT

        Gross profit for the thirty-nine weeks ended October 30, 1999 increased 4% to $120.0 million from $115.9 million in the same period last year. As a percentage of net sales, gross profit was 36.0% through the end of the third quarter of 1999 compared to 36.6% for the same period last year. Included in cost of goods sold for the thirty-nine week period ended October 30, 1999 was $2.0 million relating to disposal of inventory which does not meet Gymboree's new fashion direction. Additionally, the decrease in gross profit as a percentage of net sales was due to the increase in the number of European stores, which have a lower gross profit than the U.S. due to higher occupancy expense, and the buying expense associated with opening our Zutopia stores.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the thirty-nine weeks ended October 30, 1999, SG&A expenses increased to 37.4% of net sales (excluding the special charges), compared to 35.6% of net sales in the same period last year. Special charges totaled $6.0 million. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off discussed in Note 3. Excluding the special charges, the increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average store sales related to the comparable sales decline as well as increased selling expenses associated with the opening of the Zutopia stores and the new initiatives.

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

        Cash and cash equivalents were $32.7 million at October 30, 1999, an increase of $4.9 million from January 30, 1999. Working capital as of October 30, 1999 was $59.5 million compared to $76.3 million at January 30, 1999.

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



                                                               OCT. 30, 1999
                                                               -------------
                                                               (In millions)
          Japanese yen                                           $   0.7
          Canadian dollars                                          15.0
          British pounds sterling                                   12.4
                                                                 -------
          TOTAL                                                  $  28.1
                                                                 -------

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

             Not applicable

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

             11     Computation of Net Income (Loss) per Share

             27     Financial Data Schedule

             (b)  Reports on Form 8-K

                  On September 8, 1999 Gymboree filed a report on Form 8-K in connection with our adoption of Amended and Restated Bylaws.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   THE GYMBOREE CORPORATION
                                          (Registrant)



April 24, 2000                     By:     /s/   Lawrence H. Meyer
------------------                    ----------------------------------------
     Date                                      Lawrence H. Meyer
                                            Chief Financial Officer
                                   (Principal financial and accounting officer
                                              of the registrant)

                                  EXHIBIT INDEX


Exhibit
Number           Description
------           -----------
  11             Computation of Net Income (Loss) per Share

  27             Financial Data Schedule