Form 10-K
period 2000-01-29
GYMBOREE CORP
filed 2000-04-27
CIK 786110

To our Stockholders,

     1999 was a difficult year for Gymboree. We look forward in the coming year to correcting the false starts of the past year, and re-establishing our core customer base and rebuilding our profitability. We feel confident that our current strategies are correct and the improved results will be seen in the third and fourth quarters of 2000.

     I'd like to review the developments of the past year, and outline for you our strategy going forward.

     Our historic model is familiar to many of you. We created lines of coordinated items for each age range and gender, delivered these lines on a regular basis to create "events" in store, displayed the items together, marked them down on a timed basis, and repeated the process through the years.

     During 1999, we altered our historic model, and we made some mis-steps, in particular reducing merchandise inventories well below historic levels. By doing so, we lost the benefit of profitable markdown sales. While we believe our experiences in 1999 taught us more about our customers' taste for fashion, we were not satisfied with our sales volume.

     We are in the process of reinstating the majority of our old merchandising practices. We put in place a new General Merchandise Manager, Lisa Harper, a Gymboree veteran who understands our customer very intimately, who understands that our customers want coordinated outfits, want unique Gymboree details and colors, and have a keen sense of value. We plan to return to the historic delivery model, to create excitement among customers, and give us a predictable "lift" in sales volume. Importantly, the all-at-once first markdown of a line will give us another event in store, and another predictable lift in profitable sales volume.

     Although our retail operations stumbled in 1999, our Play & Music business expanded into new territories when we sold master franchise agreements in the United Kingdom, Ireland, and Puerto Rico. Further, we expanded our curriculum by adding music classes, designed to interest and challenge children to appreciate different styles of music and to enhance their mental and physical development. We enjoyed profits from the Play & Music business in excess of $2.3 million, our best year yet.

     I feel a great sense of responsibility for our stockholders, our customers and our team members. As many of you know, I am one of the founders of Gymboree and an early investor. I watched proudly as the chain expanded from a few stores in California to a national and now international presence. When I looked at the state of the business at the end of 1999, I felt I had to take a more active role charting the right course. I took on responsibility as the Chief Executive Officer determined that our people and our processes will be successful.

     We have a strong brand that historically delivered unique merchandise, quality and fun for our customers, profits for our shareholders, and a great environment for our team members. As we re-institute our profitable merchandise strategies in our 605 stores, we believe we will see a return of sales increases and profits during the second half of the current year.

     We believe that with your support we will once again be the market leader in quality, innovative children's apparel. We are looking forward to reclaiming our place in the lives of the young families we serve, and rebuilding the stockholder value inherent in Gymboree.

                                          Stuart G. Moldaw
                                          Chairman and Chief Executive Officer

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED JANUARY 29, 2000

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
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650)-579-0600

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                           NAME OF EACH EXCHANGE
             TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -------------------                           ---------------------
        COMMON STOCK, $0.001 PAR VALUE                     NASDAQ NATIONAL MARKET

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 12, 2000, was approximately $96,849,966, based upon the last price reported for such date on the NASDAQ National Market.

    As of April 12, 2000, 24,401,604 shares of the registrant's common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 2, 2000 (hereinafter referred to as the "1999 Proxy Statement") are incorporated into Part III.

                    THE EXHIBIT INDEX IS LOCATED ON PAGE 43

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            THE GYMBOREE CORPORATION

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                        NUMBER
                                                                        ------
                                    PART I
Item 1.   Business....................................................     3
Item 2.   Properties..................................................    13
Item 3.   Legal Proceedings...........................................    14
Item 4.   Submission of Matters to a Vote of Security Holders.........    14

                                   PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................    15
Item 6.   Selected Consolidated Financial Data........................    16
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    17
Item 7A.  Quantitative and Qualitative Exposures on Market Risk.......    22
Item 8.   Financial Statements and Supplementary Data.................    23
Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosures...................................    39

                                   PART III
Item 10.  Directors and Executive Officers of the Registrant..........    39
Item 11.  Executive Compensation......................................    39
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    39
Item 13.  Certain Relationships and Related Transactions..............    39

                                   PART IV
Item 14.  Exhibits, Financial Statements and Reports on Form 8-K......    39
Signatures............................................................    42

                                     PART 1

ITEM 1. BUSINESS

     The Gymboree Corporation is a leading specialty retailer of high quality apparel and accessories for children. Gymboree operates an international chain of stores, primarily in regional shopping malls, and in selected suburban and urban locations.

     As of January 29, 2000, Gymboree operated 605 stores, including 536 Gymboree stores and 19 Zutopia stores in the United States, 19 Gymboree stores in Canada and 31 Gymboree stores in Europe, as well as an online store at www.gymboree.com. Under the GYMBOREE(RM) brand name, we design and contract manufacture children's active-wear for sale exclusively by Gymboree. Our apparel is characterized by child-appropriate, fashionable colors and prints, complex embellishment, comfort, functionality and durability. Gymboree stores offer high-quality apparel and accessories for children ages newborn to seven years. Zutopia stores offer high-quality apparel and accessories for children ages seven to 14 years. For a discussion of Zutopia operations and strategies, please refer to the Zutopia section on page 9. The Gymboree Corp. also offers directed parent-child developmental play programs for children ages newborn to four years old at 424 franchised and corporate-operated locations.

     Gymboree was organized in October, 1979, as a California corporation, and re-incorporated in Delaware in June, 1992.

     This annual report on Form 10-K contains certain forward-looking statements reflecting our current view of future events and financial performance. Our actual future performance may not meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in the "Business" section, and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report on Form 10-K.

BUSINESS STRATEGY

     The business strategy for Gymboree stores consists of the following principal elements:

     - High Quality Apparel. We strive to offer our customers high quality apparel with an excellent price/ value relationship. We design the merchandise to be comfortable, functional, safe and durable by placing particular emphasis on high quality fabrics and detailed garment construction.

     - Brand Name Recognition. Gymboree has developed a clearly recognizable brand image, translating to "good things for children." This image was initially built through our Play and Music Programs, a quality experience in the lives of young families, which was the core business of Gymboree. Customers associate shopping at Gymboree with unique, high quality, appealing, colorful children's clothing and accessories sold in an attractive and friendly environment.

     - Integrated Operations: Design, Contract Production and Retailing. We believe that the vertical integration of our operations enables us to identify and respond to market trends, maintain rigorous product quality standards and closely monitor the distribution of our products.

     - Exclusive Distribution Channels. During 1999, our products were sold exclusively through Gymboree retail stores and, to a limited extent, through our play program sites. During fiscal 1999, we continued to build the Gymboree Gift Center at www.gymboree.com, which began in 1997. This web site allows customers to purchase selected items. From time to time, we may liquidate excess inventory through other channels.

     - Responsive Customer Service. Customer service and satisfaction are defining features of the Gymboree corporate culture. Assisting customers in merchandise selection and outfit coordination is the top priority of Gymboree team members. We believe that this customer service in combination with our merchandise encourages multiple item purchases per customer.

MERCHANDISING PHILOSOPHY

     Historically, Gymboree's merchandise focus contained the following key elements:

          1. Items were designed utilizing classic silhouettes, bright colors and predominately cotton knit fabrics, in the context of coordinating outfits intended to incent multiple unit purchases by customers.

          2. Outfits were developed within the context of lines that were delivered on a monthly basis.

          3. Gymboree followed a strict policy of buying inventory at a level that would meet demand for full price selling and markdown sales, and it followed a strict markdown policy based on time in store, to ensure appropriate markdown clearance demand to make way for the upcoming delivery.

          4. Lines were merchandised in-store in their entirety, at both full price and at first markdown price. Subsequent markdown items were normally housed without regard to line integrity.

     During 1999, in an attempt to expand the customer base by changing our merchandise focus, we embarked on a re-merchandising strategy. To facilitate this re-merchandising, among several other steps, we changed our store interiors by removing display fixtures (the "pediments"), introduced a new trademark, and took a one-time special charge. The specifics of the re-merchandising were:

          1. Changing the fashion direction of our goods to be more innovative, diverse, and modern. Among the fashion changes was the decision to move away from outfit dressing into a coordinated separates offering, and to include a broader palette of color and more fabric diversity.

          2. Items would be developed in the context of classifications (e.g., sweaters, woven pants, hats) and delivery was altered from discrete lines on a planned basis to ongoing flow of items as received. Each of these moves was designed to maintain freshness of product offering at store levels.

          3. Inventory would be purchased with the strategy being creation of scarcity value and reduction of markdown sales in order to build margin rates on total sales. Items were to be marked down based on performance and housed in store according to price point.

          4. Changing the way merchandise is displayed in our stores, from coordinated items displayed near each other to classification display (e.g., all girls' sweaters near each other or all boys' pants in one area of the store).

     Because the results of the re-merchandising strategy fell well below our expectations, in February 2000 we announced several changes to the re-merchandising strategy, essentially to reinstate the historical strategies while integrating any benefits which flowed from the re-merchandising, including the new trademark, remodeled store interiors, and some level of updated fashions. The changes are part of an effort to regain our core customers and re-establish our core businesses, offering child-appropriate outfit dressing, with the recognition that some level of markdown sales are profitable and necessary to drive sales volume.

STORE EXPANSION STRATEGY

     Gymboree seeks to strategically increase our current store base by opening new stores in major metropolitan malls, certain secondary regional malls and in select downtown street locations that satisfy certain demographic and financial return criteria. In fiscal 1999, Gymboree opened 43 new stores, including 19 Zutopia stores, relocated and/or expanded 20 existing Gymboree stores, and closed two Gymboree stores. The average size of new stores opened during 1999 was approximately 2,200 square feet. We plan to open 10 to 12 new stores during fiscal 2000, and we plan to close approximately 10 stores. We have continued our international expansion by opening four additional retail stores in Canada and seven additional stores in Europe during fiscal 1999. During fiscal 2000, we are planning to open approximately two stores in Europe and one store in Canada, included in the 10 to 12 total planned stores mentioned above. Our ability to continue to expand the number of stores successfully in the future will depend on a number of factors, including the availability of suitable store locations, the negotiation of acceptable lease terms, our financial resources and the ability to control the operational aspects of this growth.

     Gymboree expanded from two Gymboree stores in California in 1986 to 605 stores, including 555 stores in 50 states and the District of Columbia, 19 stores in Canada and 31 stores in Europe, as of January 29, 2000. The following table sets forth, by geographic region, the net number of Gymboree stores opened and closed during each of the periods indicated.

                                                           FISCAL YEAR
                            -------------------------------------------------------------------------
                            PRIOR TO
                              1993      1993    1994    1995    1996    1997    1998    1999    TOTAL
                            --------    ----    ----    ----    ----    ----    ----    ----    -----
East......................     43         9      14      14      17      23      30       6      156
Midwest...................     17         9      12      19      25      10      24       7      123
South.....................     15        10      23      26      12      29      39       8      162
West......................     37        12       8      11      16       7      14       9      114
Europe....................      0         0       0       0       0       6      18       7       31
Canada....................      0         0       0       0       5       6       4       4       19
                              ---        --      --      --      --      --     ---      --      ---
          Total...........    112        40      57      70      75      81     129      41      605
                              ===        ==      ==      ==      ==      ==     ===      ==      ===

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

PRODUCTS AND MERCHANDISING

     Gymboree's merchandise has evolved significantly over time. Prior to 1988, Gymboree offered unisex apparel for children ages six months to five years and a selection of non-apparel products, including toys. Since 1989, we have broadened our apparel merchandise assortment by developing separate big boys', big girls', baby boys' and baby girls' lines, distinguishing assortments to be age-appropriate for children from newborn to seven years old, all under the Gymboree label. Gymboree currently offers customers an assortment of high quality, comfortable, coordinated lines of GYMBOREE(RM) brand apparel and accessories, consisting primarily of pants, tops, overalls, dresses, socks, hats, crib shoes, swimwear, sweaters, outerwear, underwear, "onesies," blankets and shoes. Our merchandising strategy focuses upon the quality and design of the apparel products and planned introduction of new product lines, along with a steady supply of fashion basics in seasonal colors and designs intended to satisfy customers' needs for woven overalls, knit leggings, shorts and pants, tee-shirts and "onesies" for babies. Gymboree strives to create a distinctive look for its merchandise to enhance brand recognition and stimulate repeat purchases. Except for fashion basics, Gymboree apparel is designed, manufactured, purchased and merchandised by line.

     Each of Gymboree's stores features 10 - 12 major merchandising lines per year. Each merchandise line generally consists of approximately 60 clothing items, encompassing matching tops and bottoms, with coordinated color palettes, patterns and designs. Additionally, each line features a wide selection of related accessories that complement the apparel, such as coordinated socks, hats, crib shoes and hair accessories. In order to maintain the freshness of its merchandise, Gymboree regularly updates the assortments by rotating each line on an 11- to 13-week selling cycle. Although Gymboree generally is unable to reorder items after a line has been purchased, we carefully monitor the rotation schedule, and we have the ability to move up the set-up of new lines based on selling demand. Merchandise in each line generally flows through a structured markdown process.

     Gymboree's presentation maximizes customer convenience in selection, by displaying outfits on mannequins and placing featured items in easily-found, nearby displays. Our visual merchandising effort creates an attractive selling environment and assists team members in the process of wardrobing, which, we believe, stimulates purchases of multiple matching items. Merchandise for older children is generally displayed in the front of the store, and baby merchandise is generally displayed in the rear of the store. Boys' and girls' lines are generally displayed on opposite walls and accessories are located adjacent to the coordinated line. A typical store offers approximately 200 to 250 styles of apparel and approximately 100 to 120 accessories and other non-apparel items. Gymboree stores do not have dressing rooms.

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

DESIGN, SOURCING AND CONTRACT MANUFACTURING

     Gymboree apparel is characterized by distinctive designs, quality fabrications and construction and an excellent price/value relationship. Gymboree sources high-quality, comfortable and durable fabrics. Our merchandising and design team creates unique color combinations and original patterns for these fabrics and emphasizes durability, functionality and special detailing.

     Gymboree manages the production of apparel from the initial product concept, through color and pattern design, fabric development and testing, sample approval and testing and garment manufacturing. We believe that the vertical integration of operations and the coordinated efforts of our merchandising and design, production, and planning teams enable Gymboree to create distinctive offerings and control quality. The merchandising and design team determines the styles for merchandise based on an evaluation of current style trends as well as a review of the popularity of the prior year's products. This team works closely with Gymboree's merchandise planning team to select garment styles for each season. In conjunction with foreign buying agents, the production team arranges fabric sourcing and garment production while the quality team ensures that the final products satisfy Gymboree's detailed specifications and strict quality and safety standards. The process from initial product concept/design to receipt of finished product requires approximately nine months for collections, somewhat less time for fashion basic items. Fabric and production commitments are made approximately five months before receipt of the finished garments at our distribution center.

     Throughout the design process, Gymboree's merchandise planning team prepares financial forecasts for each line of clothing on an item-by-item basis. Certain proposed items in a line may be revised or replaced as a result of this team's financial analysis. This team also monitors inventories on a daily basis, prepares seasonal plans and develops unit production forecasts.

     The majority of Gymboree apparel is manufactured to our specifications by approximately 200 independent manufacturers. Key countries in the Far East include China, Indonesia, Macao, Taiwan, and Thailand. Other manufacturing regions include Central America, Mexico, South America and the United States. Gymboree sources its fabric from approximately 20 vendors. Gymboree purchases all products in U.S. dollars, and we have not historically experienced any material difficulties as a result of any foreign political, economic or social instabilities, although there can be no assurance that we will not experience such difficulties in the future. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis.

     Gymboree's quality control team arranges with independent testing laboratories to test fabrics prior to cutting against established performance standards for quality and safety. During the prototype sampling stage and following manufacturing, the technical teams subject the merchandise to tests, which ensure that construction, workmanship and fit, as well as the style and appearance of the garments, satisfy Gymboree's stringent specifications. Subsequently, the production and quality control teams review the garment test and bulk production inspection results to verify that the quality is consistent with Gymboree's high standards. Gymboree generally does not purchase its finished apparel products until manufacturing has been completed and the products have been approved by independent testing labs and Gymboree's quality control and production teams.

DEPENDENCE ON NEW PRODUCTS

     Gymboree's continued growth and success depend in large part on our ability to successfully develop and introduce new products that are perceived to represent an improvement in style, functionality or value compared to products available in the marketplace. Failure to regularly develop and introduce new products successfully could materially and adversely impact future growth and profitability. In addition, in the future Gymboree may introduce certain new products and concepts that may represent a shift in concept, design and target market demographics from our traditional products. These new products may have shorter life cycles, thereby requiring more frequent product introductions than Gymboree's traditional product lines. Furthermore, these products and the introduction of more products could dilute Gymboree's image as a leading supplier of quality children's apparel in the newborn-to-seven age range and lead to a reduced demand for its existing products.

RELIANCE ON FOREIGN AND UNAFFILIATED MANUFACTURERS

     Gymboree currently relies on unaffiliated manufacturers to produce substantially all of its products. Gymboree has no long-term contracts with its manufacturing sources, and we compete with other companies for production facilities and import quota capacity. Gymboree's products are currently manufactured to specifications by independent factories located primarily in the Far East, as well as Central America, South America, Mexico and the United States. In the event any of our key manufacturers were unable or unwilling to continue to manufacture Gymboree's products, Gymboree would have to rely on other current manufacturing sources or identify and qualify new unaffiliated manufacturers. In such event, there can be no assurance that Gymboree would be able to qualify such manufacturers for existing or new products in a timely manner or that such manufacturers would allocate sufficient capacity to Gymboree in order to meet its requirements. Any significant delay in our ability to obtain adequate supplies of products from our current or alternative sources, would materially and adversely affect the business and results of operations. Although Gymboree believes that we have good relationships with our unaffiliated principal mills and manufacturing sources and we maintain good control with respect to product specifications and quality, our future success will depend in large measure upon our ability to maintain such relationships both directly and through our independent agents, and there can be no assurance that these manufacturers will continue to produce products that are consistent with Gymboree's standards. In this regard, Gymboree has occasionally received, and may in the future continue to receive, shipments of product from unaffiliated manufacturers that fail to conform to our quality control standards. In such event, unless we are able to obtain replacement products in a timely manner, Gymboree risks the loss of revenue resulting from the sale of such products and related increased administrative and shipping costs. The failure of any key unaffiliated manufacturer to supply products that conform to Gymboree's standards could materially and adversely affect our results of operations and our reputation in the marketplace.

     If Gymboree experiences significant increased demand, which cannot be assured, or if an existing unaffiliated manufacturer needs to be replaced, we will need to significantly expand manufacturing capacity, both from current and new manufacturing sources. There can be no assurance that such additional manufacturing capacity will be available when required on terms that are acceptable to Gymboree. In addition, in fiscal 1999, one vendor accounted for a majority of our cotton knit fabric purchases. Although we believe that other sources could be identified to satisfy our requirements for cotton knit fabrics, the loss of this vendor, or a delay in obtaining fabric from this vendor, could have a material adverse effect on our business and operating results.

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

STORE OPERATIONS

     The primary objective of store management is to maximize sales by providing superior customer service. Store management is principally responsible for sales training and implementing performance evaluation systems. In a continuing effort to minimize team members' time away from customers, operational procedures are reviewed and streamlined by the store operations team prior to implementation at the store level. This team is also responsible for field and store staffing, daily sales motivation and central office-to-store communications. Our merchandising team also interacts with store personnel and is responsible for developing merchandise presentation plans that can be effectively implemented at the store level.

     Gymboree North American store operations are managed by six Regional Business Directors through 56 operating districts. Each District Sales Manager is responsible for approximately 10 stores. Stores are staffed with a Manager, two assistant managers and several team members, which varies with store volume. During the holiday selling season, team member levels are substantially increased to accommodate peak traffic levels. The 31 stores in Europe constitute one region which is divided into three districts with similar team member staffing as in North America. The 19 Zutopia stores constitute one region, with two district managers assigned geographically.

     A number of programs offer incentives to both team members and managers. Team members receive compensation primarily in the form of hourly wages. Incentive structures are designed to maximize store contribution, comparable sales growth, and full-price selling as a percentage of total sales. Scheduling procedures allocate payroll hours to team members based upon sales performance rather than simple availability. Other programs provide bonuses or cash awards to high achieving team members, or to team members of a store based on store sales achievements. Regional Business Directors and District Managers receive compensation in the form of salaries, performance-based bonuses and stock options.

CUSTOMER SERVICE

     Customer service is a defining feature of the Gymboree corporate culture. We believe that knowledgeable and enthusiastic team members have a direct impact on profitability. Gymboree places great emphasis on the selling function through consistent and on-going training and evaluation systems which are initiated by the central office and administered by field management at all levels. Our store managers are always on the sales floor assisting customers and coaching their selling teams. District Managers spend the majority of their work week on selling floors, providing leadership by inspecting the total customer experience throughout their district. Regional Business Directors develop and execute a business plan and are responsible for achieving plan numbers for their regions.

     Customer service is a high priority for Gymboree store team members. Our customer focus is emphasized in recruiting and, as measured by sales, is the primary component in the on-going evaluation of team members. We minimize team members' time spent on administrative functions by centrally determining merchandise display and replenishment, markdowns and basic labor scheduling. By emphasizing friendliness, product knowledge and personal attention, we believe that Gymboree and Zutopia have established a reputation for excellent customer service.

STORE ENVIRONMENT

     Gymboree stores are designed to create an energetic and enjoyable shopping environment. The brightly lit stores and glass store fronts allow the colorful in-store environments to attract customers from the outside. Stores are constructed in an open manner which enables customers to see virtually all product offerings from the store's entrance.

     We are currently considering alternatives to our current signage and storefront appearance, to match our updated logo and trademark. The current storefront includes natural wood arches supported by giant children's building blocks and brightly colored "dancing" letters. These changes would result in updating our look while at the same time attracting customer attention and inviting customers to enter. Gymboree believes creating a uniform trademark presentation is important, from storefront to packaging, hang tags and labels inside product.

     Inside Gymboree stores, merchandise is displayed on mannequins, fixtures, and store walls by coordinated outfits, which allows easy accessibility and provides ample floor space for customers to maneuver strollers within the store. While parents shop, children are encouraged to play with small toys throughout the store and to enjoy Gymboree videos which run continuously throughout the day.

MARKETING AND PROMOTION

     Whereas Gymboree previously primarily relied on word of mouth advertising, in 1999 we considered expanding the effort. Our goal in all marketing activities is to expand our customer base, and in the future options may include print and electronic advertising, in-store events and planned promotions, cross-promotional opportunities, direct mail and organized telephone campaigns. We also believe that creating synergy between the stores and Play and Music Programs may help fuel effective marketing, advertising and promotional efforts.

ELECTRONIC COMMERCE

     Gymboree launched its first web site at www.gymboree.com during fiscal 1997. This web site, also known as the Gymboree Gift Center, offers for sale Gymboree merchandise for children between the ages of newborn and seven years old. During 1999, products were selectively added to the Gift Center. We will continue to develop our web presence for corporate identification and expansion of sales.

ZUTOPIA

     Zutopia is a concept launched in 1999. The 19 stores are generally clustered in regions, including six stores in the San Francisco Bay Area in California, two stores in the Los Angeles area, one store in the Denver, Colorado area, two stores near Dallas, two stores near Atlanta, one store in Minneapolis, and five stores in the Chicago area. The merchandise is designed to appeal to the seven to 14 year old customer, with dynamic, frequently-changing store and window set-ups intended to entice repeat visits to the store. Zutopia stores have dressing rooms, and each Zutopia store includes an area called the "Zu Lounge" created as a play area for the target customers, which include a Nintendo(C) play station, playful items for sale, magazines and other items on a rotating basis. Zutopia product design and development is primarily vertically integrated, augmented by the purchase of selected market goods.

     There are no plans at the current time to expand the Zutopia store chain, nor to close any of the stores. We may review the performance of the Zutopia stores at some future time, and may expand the number of stores or close some or all of them.

MERCHANDISE DISTRIBUTION

     Gymboree's merchandise is shipped primarily via ocean carriers from foreign ports to the Port of Oakland, California, for delivery to our distribution centers located in Dixon, California, for distribution to U.S. stores, to Toronto, Ontario, for distribution to Canadian stores, and to Shannon, Ireland for our European stores. Contract manufacturers or vendors are required to complete manufacturing and deliver merchandise to our foreign consolidator within a designated ship window. This ship window ensures timely delivery of the product to Gymboree's U.S., Canadian and Irish distribution centers using cost-effective ocean transportation. A multi-country consolidation program was established in 1997 which enables us to bring full ocean containers into those countries, thereby minimizing shipping cost per unit.

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

     Our U.S. merchandise is received, checked, processed and distributed through our U.S. distribution center in Dixon, California. This distribution center is a Gymboree-owned 300,000 square foot facility which opened on schedule in January, 1998. New lines are received at the distribution center "just in time." The merchandise is processed, packed by store and delivered on a targeted in-store date approximately once per month. Merchandise is then replenished on a weekly basis based on store sell-through. Merchandise for distribution to Europe is shipped directly from the factory to a 26,000 square foot leased facility in Shannon, Ireland, where it is processed for delivery to the stores. Merchandise destined for Canadian stores is shipped directly to a third-party distribution center in Toronto, Canada.

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

PLAY AND MUSIC PROGRAMS

     As of January 29, 2000, Gymboree's Play and Music Programs included 27 Company-operated play centers in California and 397 franchisee-operated play centers, of which approximately 70% are located in the United States, and the remaining 30% are located in other countries, including Australia, Canada, France, Korea, Malaysia, Mexico, Singapore, and Taiwan. In addition to generating income, we believe that the Play and Music Programs provide attractive cross-marketing opportunities for Gymboree stores and further strengthen the GYMBOREE(R) brand name recognition with retail customers. See "Marketing and Promotion."

     The Gymboree Play and Music Programs are designed to enhance early childhood development through fun-filled sensory and motor activities, which engage children through sight, touch, sound and movement. Motor skill development is stimulated through physical play and exercise in an exciting, safe environment which includes proprietary, colorful, developmentally appropriate play equipment. The Gymboree Play and Music Programs involve weekly 45-minute classes offered throughout the year. Classes are designed to interest and challenge children through activities that are tailored to enhance mental and physical development as well as to provide opportunities for socializing. In addition to sliding, climbing, jumping and running, classes include music, structured play activities, games and often a finale featuring a colorful parachute, songs, bubbles and GYMBO(R) the clown. Parents are present at play and music classes and participate in the activities with their children.

     Gymboree classes are offered to children ages newborn to four years old. GymBabies (for ages newborn to six months) introduce sensory play with special props and equipment. GymCrawlers (six to 12 months) develop upper-body stability, strength and coordination. GymWalkers (10 to 18 months) emphasize pre-walking and early walking skills and enhance strength, socialization, walking, balance and coordination. GymRunners (14 to 28 months) encourage exploration and build motor skills. GymExplorers (for two year olds) explore movement, stories, puppetry and songs. GymKids (three year olds) learn non-competitive skills like catching, throwing, kicking and tumbling. GymPairs classes are designed for parents with two mobile children; activities are modified to serve the needs of each participant. The Music curriculum was introduced in 1999 for children from 16 months through four years old. These courses cover various musical styles, instruments, rhythm and dance movement.

     Gymboree's standard franchise agreement provides for an initial term of 10 years. Upon signing the franchise agreement, each domestic and Canadian franchisee currently pays an initial fee ranging from $35,000 for the franchisee's first play center location to $20,000 for the fourth (and each subsequent) location, and each international (excluding Canadian) franchisee pays an initial fee ranging from $100,000 to $1,000,000. The franchises are renewable for 1 additional 10-year term, and Gymboree receives no fee upon the renewal of the franchise from domestic franchisees. Gymboree receives a royalty of 6% of each domestic franchisee's gross receipts from operations, and a fee of approximately $10,500 upon the transfer of a franchise from one domestic franchisee to another. Currently, Gymboree supplies the franchisees with program aids, equipment and consumer products at a cost to the franchisee and conducts initial and ongoing training programs.

     Gymboree will continue offering franchises for sale in fiscal 2000.

TRADEMARKS AND SERVICE MARKS

     Gymboree is the owner in the United States of the trademarks and service marks "GYMBOREE", "ZUTOPIA", and the trademarks "GYMBO" and "GYMBABY", among others. These marks and certain other of Gymboree's marks are registered in the United States Patent and Trademark Office, and the mark "GYMBOREE" is also registered, or is the subject of pending applications, in approximately 45 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Gymboree's rights in the "GYMBOREE" mark and other marks are a significant part of the business. Accordingly, we intend to maintain the mark and the related registrations. Gymboree is not aware of any material claims of infringement or other challenges to our right to use the mark in the United States.

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

COMPETITION

     The children's apparel segment of the specialty retail business is highly competitive. Gymboree competes on a national level with BabyGap and GapKids (divisions of The Gap, Inc.) and certain leading department stores as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.) and Kids 'R' Us (a division of Toys 'R' Us, Inc.). Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. Zutopia competes with Limited Too in the girls' business, and with Abercrombie and American Eagle Outfitters for both genders. Many of these competitors are larger and have substantially greater financial, marketing and other resources than Gymboree. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins. We may not be able to compete successfully in the future.

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

DEPENDENCE ON KEY PERSONNEL; NEW MANAGEMENT

     In the past year, we have made significant changes in our executive officers and management team, including appointing Stuart Moldaw as Chief Executive Officer in February, 2000, and promoting Lisa Harper to General Merchandise Manager in February, 2000. There can be no assurance that Gymboree will successfully assimilate these new executives in a timely and efficient manner. Furthermore, the continued success of Gymboree is largely dependent on the personal efforts and abilities of our senior management and certain other key personnel and on our ability to retain current management and to attract and retain qualified personnel in the future. The loss of certain key employees or Gymboree's inability to attract and retain other qualified employees could have a material adverse effect on the results of operations and financial position.

NEED FOR ADDITIONAL CAPITAL

     Our existing business and growth strategies will likely require additional capital. Specifically, the need to profitably rebuild the existing customer base, plans to broaden existing product lines, and the introduction of both new products and concepts, such as Zutopia, may require us to fund operations, invest in capital projects, and increase inventory levels. There can be no assurance that either debt or equity capital will be available to Gymboree on terms that are satisfactory. To the extent that we raise additional equity capital, a dilutive effect on existing stockholders could result.

TEAM MEMBERS

     As of January 29, 2000, Gymboree had over 6,500 team members. In addition, a significant number of seasonal team members are hired during each holiday selling season. None of our team members is represented by a labor union, and we believe that our relationship with our team members is good.

EXECUTIVE OFFICERS

     The following table sets forth information regarding our executive officers as of March 31, 2000.

            NAME                AGE                              POSITION
            ----                ---                              --------
Stuart G. Moldaw............    73    Chief Executive Officer and Chairman of the Board of Directors
Lisa G. Harper..............    40    Senior Vice President and General Merchandise Manager
Lawrence H. Meyer...........    47    Senior Vice President and Chief Financial Officer
Kenneth F. Meyers...........    38    Senior Vice President, Store Operations and Human Resources
Edward Wong.................    43    Senior Vice President, Supply Chain and Technology

     Stuart G. Moldaw has been the Chairman of the Board of Directors of Gymboree since January 1994 and has been Chief Executive Officer since February 2000. Mr. Moldaw has served as a director of Gymboree since May 1982. Mr. Moldaw previously served as Chairman of the Board of Directors of Gymboree from January 1990 through January 1993. Mr. Moldaw is a member of the board of directors of iParty.com, an on-line party resource company. From 1980 through February 1990, Mr. Moldaw served as a general partner of U.S. Venture Partners and he is currently a special venture partner of U.S. Venture Partners, a venture capital firm. From February 1987 through January 1988, Mr. Moldaw served as Chief Executive Officer of Ross Stores, Inc., an off-price retailer, and is currently a director and Chairman Emeritus of Ross Stores, Inc.

     Lisa G. Harper joined Gymboree in January 1999 as Vice President of Design. She later served as Senior Vice President of Merchandising and Design, and became our General Merchandise Manager in February 2000. Ms. Harper was also Gymboree's Director of Design and Merchandising from 1992 to 1995. From 1997 to 1998, Ms. Harper was Director of Design and Merchandising for Limited Too, and was Director of Design and Merchandising for Baby Super Stores from 1996 to 1997. Prior to that Ms. Harper held senior design and merchandising positions with Esprit, Mervyn's, GapKids, and Levi Strauss.

     Lawrence H. Meyer joined Gymboree as Senior Vice President and Chief Financial Officer in September 1998. From 1991 to 1998, Mr. Meyer was Chief Financial Officer and later was Vice President, Business Development, of Toys "R" Us International. Prior to that, Mr. Meyer was Vice President and Chief Financial Officer of Nielsen Marketing Research from 1989 to 1991, and held several financial positions with PepsiCo, Inc. from 1978 to 1989.

     Kenneth F. Meyers joined Gymboree as Senior Vice President, Human Resources in March 1997. Mr. Meyers became Senior Vice President of Store Operations and Human Resources in February 2000. Previously, Mr. Meyers was Vice President, Human Resources at Walt Disney Imagineering from 1995 to 1997. Prior to Disney, Mr. Meyers held executive positions in human resources at United Technologies Corporation.

     Ed Wong joined Gymboree in August 1998 as Vice President of Planning and Allocation. He became Senior Vice President of Supply Chain and Technology in February 2000. From 1996 to 1998, Mr. Wong was divisional Vice President of Retail Planning for Eddie Bauer, and was Senior Director, Systems and Training at The Gap from 1994 to 1996. Prior to that, Mr. Wong held senior planning and information systems positions with Dayton Hudson Corp. (now Target Corporation).

ITEM 2. PROPERTIES

     As of January 2000, Gymboree's corporate campus is located in three office buildings in Burlingame, California, which we occupy under leases expiring between 2000 and 2003.

     During 1997, we completed construction of a new 300,000 square foot distribution center on 15 acres located in Dixon, California. Gymboree has an option agreement on contiguous land for an additional six acres. Beginning in January 1998, we started distributing all products to our stores located in the United States from this facility. Gymboree leases a distribution center in Shannon, Ireland for European operations, and utilizes a third-party owned and operated distribution center in Toronto, Ontario, Canada for Canadian operations.

     At January 29, 2000, Gymboree's 605 stores included an aggregate of approximately 1,047,000 square feet of space. Our stores are all leased, typically for a 10-year term. In most cases, Gymboree pays a minimum rent plus a percentage rent based on the store's net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     Gymboree has been named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of Northern Mariana Islands). A complaint was filed on January 13, 1999 in Federal District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and 25 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. The case has now been transferred to Federal District Court, District of Hawaii. Gymboree has agreed to a Settlement with the plaintiffs that would require us to pay approximately $200,000; the Settlement does not take effect until it is approved by the court. The Motion for Preliminary Approval by the court is scheduled for June 2000.

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

                                          FISCAL 1999        FISCAL 1998         FISCAL 1997
                                        ---------------    ----------------    ----------------
                                         HIGH      LOW      HIGH      LOW       HIGH      LOW
                                        ------    -----    ------    ------    ------    ------
First Quarter.........................  12.188    6.500    23.375    18.250    27.250    21.750
Second Quarter........................  13.875    4.875    19.031    12.000    27.625    22.625
Third Quarter.........................   7.625    4.750    10.500     4.063    27.750    23.875
Fourth Quarter........................   7.500    4.625     8.500     4.875    28.875    23.875

     As of April 12, 2000, the number of holders of record of Gymboree's Common Stock was approximately 810. Gymboree has never declared or paid cash dividends on its Common Stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of Gymboree's Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions.

     As of January 29, 2000, 1,112,127 shares of Common Stock had been issued upon exercise of options and pursuant to restricted stock purchase agreements, and 3,300,664 shares of Common stock were issuable upon exercise of outstanding options under Gymboree's Amended and Restated 1993 Stock Option Plan.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data have been derived from the consolidated financial statements of Gymboree. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.

                                   1999         1998         1997         1996          1995
                                 ---------    ---------    ---------    ---------    ----------
                                  (IN THOUSANDS, EXCEPT OPERATING DATA AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS
  DATA:(1)
Net sales......................  $ 437,076    $ 457,219    $ 373,440    $ 303,111    $  259,381
  Cost of goods sold, including
     buying and occupancy
     expenses..................   (281,273)    (292,686)    (207,630)    (164,052)     (149,428)
                                 ---------    ---------    ---------    ---------    ----------
     Gross profit..............    155,803      164,533      165,810      139,059       109,953
Selling, general and
  administrative expenses......   (176,184)    (157,092)    (112,443)     (91,540)      (69,845)
Play and music income, net.....      2,324        2,013          517           74           316
                                 ---------    ---------    ---------    ---------    ----------
     Operating income (loss)...    (18,057)       9,454       53,884       47,593        40,424
Foreign exchange gains
  (losses).....................        (55)         187         (837)          --            --
Net interest income............        877          265        2,778        3,678         2,823
                                 ---------    ---------    ---------    ---------    ----------
     Income (loss) before
       income taxes............    (17,235)       9,906       55,825       51,271        43,247
Income tax benefit (expense)...      6,635       (3,665)     (20,655)     (19,483)      (16,866)
                                 ---------    ---------    ---------    ---------    ----------
     Net income (loss).........  $ (10,600)   $   6,241    $  35,170    $  31,788    $   26,381
                                 =========    =========    =========    =========    ==========

Basic income (loss) per
  share........................  $   (0.44)   $    0.26    $    1.45    $    1.27    $     1.06
Diluted income (loss) per
  share........................  $   (0.44)   $    0.26    $    1.41    $    1.24    $     1.04
Basic weighted average shares
  outstanding..................     24,315       24,164       24,302       25,111        24,862
Diluted weighted average shares
  outstanding..................     24,315       24,227       25,000       25,670        25,357

OPERATING DATA:
Number of stores at end of
  period.......................        605          564          435          354           279
Net sales per average gross
  square foot..................  $     417    $     550    $     621    $     670    $      827
Net sales per average store....  $ 722,000    $ 915,000    $ 947,000    $ 948,000    $1,063,000
Comparable store net sales
  increase (decrease)(2).......        (17)%          1%           2%          (6)%           3%

BALANCE SHEET DATA:
Working capital................  $  57,225    $  76,314    $  71,590    $ 105,190    $   89,417
Total assets...................    240,918      255,594      229,200      216,909       160,009
Long term debt.................     10,877       11,460           --           --            --
Stockholders' equity...........    158,462      168,372      157,710      161,933       123,934

---------------
(1) 1999, 1998, 1997, and 1996 included 52 weeks, while 1995 included 53 weeks.

(2) A store becomes comparable after it is opened for 14 full months. Comparable store net sales in fiscal years 1999 through 1995 were calculated on a 52 week basis.

     This annual report on Form 10-K contains forward-looking statements reflecting our current expectations and there can be no assurance that Gymboree's actual future performance will meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" section.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Gymboree Corporation was founded in 1976 as a provider of interactive parent-child play programs and began to franchise this business in 1979. In 1986, we opened our first retail store featuring children's apparel and accessories. During 1999, Gymboree opened a new retail concept, Zutopia, which targets children ages seven to 14. Through the end of 1999, we have grown to 605 stores, including 555 stores in 50 states and the District of Columbia, 19 stores in Canada and 31 stores in Europe.

     Gymboree's net sales for 1999 decreased to $437.1 million from $457.2 million in 1998 and $373.4 million in 1997. Our net loss was $10.6 million compared to a net income of $6.2 million in 1998 and $35.2 million in 1997. Comparable store net sales, all based on a 52 week period, decreased 17% for 1999, increased 1% for 1998 and increased 2% for 1997. We expect future increases in net sales and net income will be dependent on the ability to generate sales increases within existing stores, the profitability of international stores, and the success of Zutopia.

     Gymboree's year-end is on the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997, which included 52 weeks, ended on January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

1999 COMPARED TO 1998

NET SALES

     Net sales decreased 4% to $437.1 million for 1999, compared to $457.2 million for 1998. Sales for the 43 stores opened in 1999 provided incremental sales of $18.3 million. Stores opened or expanded prior to 1999 but not qualifying as comparable stores, including the 20 stores expanded in 1999, contributed $30.7 million in additional sales over 1998. Decreases in comparable store sales totaled $69.1 million, a 17% reduction from 1998. The comparable store sales decline resulted from an aggressive inventory reduction strategy, which caused fewer markdowns.

GROSS PROFIT

     Gross profit decreased 5% to $155.8 million from $164.5 million in 1998. As a percentage of net sales, gross profit decreased to 35.6% in 1999 from 36.0% in 1998. Included in cost of goods sold for 1999 was $2.0 million relating to disposal of inventory, which did not meet Gymboree's new fashion direction. Additionally, the decrease in gross profit as a percentage of net sales was attributable to a loss of leverage resulting from the comp sales declines and higher occupancy expense from an increased number of European stores, increased buying expense associated with opening Zutopia, and the expansion of 20 Gymboree stores in the United States. This decline was partially offset by a higher merchandise margin in 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 38.6% in 1999 (excluding the special charges) compared to 34.3% in 1998. Special charges totaled $7.2 million. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off discussed in Notes 2 and 3 of the Notes to Consolidated Financial Statements. Excluding the special charges, the increase in S,G&A, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average stores sales related to the comparable sales decline as well as increased selling expenses associated with the opening of new domestic and international stores and our launch of the Zutopia stores.

PLAY AND MUSIC INCOME, NET

     Play and Music income, net increased 15% to $2.3 million in 1999, from $2.0 million in 1998, due primarily to new franchise sales, enrollment growth in both franchised and corporate owned centers and increased play product sales.

FOREIGN EXCHANGE GAINS (LOSSES)

     Net foreign exchange losses totaled $55 thousand in 1999 as compared to net foreign exchange gains of $187 thousand in 1998. These gains and losses resulted from currency fluctuations in inter-company transactions between our United States operations and foreign subsidiaries.

NET INTEREST INCOME

     Interest income increased to $1.8 million in 1999, from $0.8 million in 1998, due to larger average cash balances. In 1999, interest expense totaled $0.9 million, as compared to 1998 interest expense of $0.5 million. The increase in interest expense relates to our long-term debt issued in 1998, discussed in
Note 7 to Consolidated Financial Statements.

INCOME TAXES

     Gymboree's effective tax rate for 1999 was a 38.5% benefit as compared to a 37% provision for 1998. See Note 8 to Notes to Consolidated Financial Statements.

1998 COMPARED TO 1997

NET SALES

     Net sales increased 22% to $457.2 million for 1998, compared to $373.4 million for 1997. Sales for the 129 stores opened in 1998 contributed $49.4 million of the increase in net sales. Stores opened or expanded prior to 1998 but not qualifying as comparable stores, including the 25 stores expanded in 1998, contributed $31.3 million of the increase in net sales. Increases in comparable store net sales for 1998 contributed $3.1 million of the increase in net sales. Comparable store net sales increased 1% over 1997. Comparable store sales were adversely affected by the poor consumer acceptance of boys' apparel and an overall decline in the average price per unit of merchandise sold.

GROSS PROFIT

     Gross profit decreased 1% to $164.5 million in 1998 from $165.8 million in 1997. As a percentage of net sales, gross profit decreased to 36.0% in 1998 from 44.4% in 1997. The decrease in gross profit as a percentage of net sales was attributable to a decline in the average price per unit of merchandise sold. Such decline was primarily due to increased average markdowns per store taken to sell excess inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 34.3% in 1998 compared to 30.1% in 1997. The increase in S,G&A, as a percentage of net sales, was primarily attributable to the funding of our international expansion in Europe and Canada, marketing expenses associated with direct mail and other promotional campaigns, start-up expenses for the development of the new retail concept Zutopia, and loss of leverage on store selling expenses caused by lower average store sales. Other increases in S,G&A included distribution costs due to the opening of a new distribution center in Dixon, California, closure of the existing facility located in Hayward, California, and Year 2000 related professional services.

PLAY AND MUSIC INCOME, NET

     Play and Music income, net increased 289% to $2.0 million in 1998, from $0.5 million in 1997, due primarily to new franchise sales, enrollment growth in both franchised and corporate owned centers and increased play product sales.

FOREIGN EXCHANGE GAINS (LOSSES)

     Net foreign exchange gains totaled $187 thousand in 1998 as compared to a loss of $837 thousand in 1997. We entered into forward foreign exchange contracts involving inter-company transactions during fiscal 1998 that resulted in a minimal gain. In the prior year, we did not hedge these transactions.

NET INTEREST INCOME

     Interest income decreased to $0.8 million in 1998, from $2.8 million in 1997, due to lower average cash and investment balances. In fiscal 1998 interest expense totaled $0.5 million, as a result of borrowings, while the prior year's interest expense was immaterial.

INCOME TAXES

     Gymboree's effective tax rate for 1998 and 1997 was 37%. See Note 8 to Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     During 1999 and 1998 Gymboree satisfied its cash requirements through a combination of cash flow from operations and from permanent financing as compared to 1997 when cash requirements were met exclusively from cash flow from operations and available cash balances. Primary uses of cash during 1999 and 1998 have been to finance the construction of new domestic and international stores.

     Comparatively, in fiscal 1997 Gymboree used cash to purchase outstanding common stock and to increase the average store inventory levels. We also purchased land and constructed a 300,000 square foot distribution center in Dixon, California in 1997, which was refinanced with debt in 1998.

     The combined balances of cash, cash equivalents and investments were $40.3 million and $27.8 million at January 29, 2000 and January 30, 1999, respectively.

     Working capital as of January 29, 2000 was $57.2 million compared to $76.3 million at January 30, 1999. The decrease in working capital was due to a decrease in inventory. During 1999, Gymboree generated $45.2 million of cash from operations primarily reflecting a reduction of inventory of $27.0 million coupled with depreciation expense of $24.9 million that more than offset a net loss of $10.6 million. Uses of cash consisted primarily of $33.2 million for capital expenditures, related largely to the opening of 22 new Gymboree stores, the expansion of 20 existing stores and the opening of 19 Zutopia stores. During 1998, we generated $27.5 million of cash from operations, $18.6 million from the sales of investments, $12.0 million of proceeds on borrowings, and $2.5 million from the exercise of stock options. Uses of cash consisted primarily of $50.7 million for capital expenditures, related largely to the opening of 129 new stores and the expansion of 25 existing stores.

     As of January 29, 2000, Gymboree had an overall credit line of $50 million that may be used for issuance of commercial letters of credit and up to $8 million of standby letters of credit and up to $15 million for cash advances. As of January 29, 2000, approximately $11.4 million was available pursuant to such lines. This facility is scheduled to expire May 31, 2000. Gymboree uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories. The credit facility contains certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. As of January 29, 2000, Gymboree was not in compliance with the minimum tangible net worth covenant. The bank waived non-compliance with such covenant.

     On March 23, 2000, Gymboree accepted its current bank's proposal to enter into a secured credit facility, subject to the bank's audit, approval of the transaction, and the execution and delivery of a definitive agreement with the bank. This facility will expire three years after the signing of the credit agreement. The terms of the proposal provide for an overall credit line of $60 million that may be used for issuance of commercial and standby letters of credit and cash advances up to $20 million, limited to eligible receivables and inventory. The interest rate will be based on the bank's Reference Rate or LIBOR (London Interbank Offered Rate) plus a pre-determined spread. The credit facility will be secured by a lien on merchandise inventories and other selected assets. In the event a definitive agreement is not secured, Gymboree will seek alternative debt or equity financing.

     During 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. The first note of approximately $3.1 million bears interest at 7.7%. The second note of approximately $8.9 million bears interest at 7.9%.

     Gymboree estimates that capital expenditures during 2000 will be between $12.0 and $15.0 million, which will primarily be used to open approximately 10 new domestic and international stores, to expand approximately 10 existing stores and update the store fronts of approximately 150 stores.

     We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through at least fiscal 2000.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     Gymboree has historically experienced, and expects to continue to experience, seasonal fluctuations in our retail sales and net income. Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the months of November and December. In anticipation of increased sales activity during these months, Gymboree hires a significant number of temporary employees to bolster the store staff. In addition, we have experienced periods of increased sales activity in early spring and early fall. If, for any reason, our sales were below seasonal norms during November and December, or during the early spring or early fall, our annual operating results could be materially and adversely affected. Historically, retail sales and net income have been weakest during the second fiscal quarter, and we expect this trend to continue. Gymboree's quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the costs and increased overhead associated with the opening and future operation of new stores. In addition, the sales contributed by new stores, advertising and marketing expenditures, merchandise mix and timing, and level of markdowns may contribute to fluctuations in operating performance.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     The discussion in this annual report contains certain forward-looking statements, including statements regarding future net sales and net income, future inventory levels, future comparable store net sales, future S,G&A expenses, future interest income, planned capital expenditures, planned store expansions and closings, international expansion and future cash needs. Such forward-looking statements, in particular, and Gymboree's business and operating results, in general, involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Future operating results will depend upon many factors, including general economic conditions, levels of competition, growth in the children's apparel market, our ability to meet our financing and working capital needs, the availability of suitable new store locations, the ability to develop and successfully source new merchandise, our success in updating our brand, our ability to rebuild our historic customer base, consumer acceptance of our products, our ability to capture satisfactory margins on our product sales, our success in planning and allocating store inventory levels, the ability to hire and train qualified sales associates, our success in creating merchandise displays that attract customers and encourage them to make purchases, the level of our investment in new concepts, the integration of our management team, and the ability to successfully identify and respond to emerging children's fashion trends and effectively monitor and control costs. There can be no assurance that we will be able to effectively realize our plans for future growth.

     Gymboree's sales and profitability depend upon our ability to rebuild demand by our customers for our products and services. We believe that our future success will depend in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for Gymboree's apparel or accessories will be rebuilt or that we will be able to anticipate, gauge and respond to changes in fashion trends. If demand for our apparel and accessories does not increase or if we were to misjudge fashion trends, our business, financial condition and results of operations could be materially and adversely affected.

     Gymboree's future profitability is critically dependent on our ability to achieve and manage potential future growth effectively. There can be no assurance that Gymboree will be successful in increasing net sales or gross profit in the future or that the rate of period-to-period net sales or gross profit growth, if any, will not continue to decline. If our operations were to continue to grow, of which there can be no assurance, there could be increasing strain on other resources, and Gymboree may experience serious operating difficulties, including difficulties in hiring, training, managing an increasing number of employees, difficulties in obtaining sufficient fabric and sourcing capacity to produce its products, problems in upgrading its management information systems and delays in product distribution shipments. There can be no assurance that Gymboree will be able to manage future growth effectively. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial position.

     Gymboree has operations in Europe and Canada, which expanded in 1999. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, currency fluctuations, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which we operate our stores. These factors, among others, could influence our ability to sell our products in these international markets. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material and adverse effect on Gymboree's results of operations and financial position.

     During 1999, Gymboree opened 19 stores under our new Zutopia product line. Zutopia involves risk and uncertainties, including no prior operating history, no prior history of market acceptance, potentially higher expenses without corresponding revenue increases, impact to earnings, ability to obtain new store sites, ability to obtain adequate sources of merchandise, competition from other retailers and uncertainties generally associated with apparel retailing. In addition, Gymboree needs to support the production, merchandising and promotion of Zutopia. Our limited experience with marketing apparel to this demographic segment could materially and adversely affect our ability to successfully develop this product line.

     Gymboree is developing a strategy to handle the planned conversion in 2002 of the Irish punt to the Euro.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Gymboree enters into forward foreign exchange contracts to hedge certain inter-company loans and inventory purchases denominated in foreign currencies (principally British pounds sterling, Canadian dollars, and Japanese yen). The term of the forward exchange contracts is generally less than 90 days. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries and the dollar net cash outflow resulting from inventory purchases will be adversely affected by changes in exchange rates.

     The table below summarizes by major currency the notional amounts and fair value of our forward foreign exchange contracts in U.S. dollars as of January 29, 2000.

                                                          NOTIONAL
                                                           AMOUNT     FAIR VALUE
                                                          --------    ----------
                                                              (IN THOUSANDS)
British pounds sterling.................................  $15,681        $141
Canadian dollars........................................   15,421          17
Japanese yen............................................     (648)        (11)
                                                          -------        ----
Total...................................................  $30,454        $147
                                                          =======        ====

     In the event Gymboree has borrowings under the line of credit, a higher interest rate would have an adverse impact on Gymboree because the interest rate is variable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Consolidated Balance Sheets.................................   24
Consolidated Statements of Operations.......................   25
Consolidated Statements of Cash Flow........................   26
Consolidated Statements of Stockholders' Equity.............   27
Notes to Consolidated Financial Statements..................   28
Independent Auditors' Report................................   38

                            THE GYMBOREE CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                              JANUARY 29,     JANUARY 30,
                                                                  2000            1999
                                                              ------------    ------------
                                                              (IN THOUSANDS, EXCEPT SHARE
                                                                         DATA)
Current Assets:
  Cash and cash equivalents.................................    $ 40,274        $ 27,810
  Accounts receivable.......................................       4,920           7,811
  Merchandise inventories...................................      47,103          74,396
  Prepaid expenses and other................................       7,382           6,957
                                                                --------        --------
          Total current assets..............................      99,679         116,974
                                                                --------        --------
Property and Equipment:
  Land......................................................         995             995
  Building..................................................       8,948           8,948
  Leasehold improvements....................................      88,019          79,832
  Furniture, fixtures, and equipment........................     108,606          91,551
                                                                --------        --------
                                                                 206,568         181,326
  Less accumulated depreciation and amortization............     (69,123)        (46,886)
                                                                --------        --------
                                                                 137,445         134,440
Other Assets................................................       3,794           4,180
                                                                --------        --------
          Total Assets......................................    $240,918        $255,594
                                                                ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long term debt.........................    $    583        $    540
  Accounts payable..........................................      18,596          21,842
  Accrued liabilities.......................................      23,275          18,278
                                                                --------        --------
          Total current liabilities.........................      42,454          40,660
                                                                --------        --------
Long Term Liabilities:
  Long term debt, net of current portion....................      10,877          11,460
  Deferred rent and other liabilities.......................      29,125          35,102
                                                                --------        --------
          Total Liabilities.................................      82,456          87,222
                                                                --------        --------
Commitments and contingencies
Stockholders' Equity:
  Common stock, including excess paid-in capital ($.001 par
     value: 100,000,000 shares authorized; 24,401,604 and
     24,240,763 shares outstanding at January 29, 2000 and
     January 30, 1999, respectively)........................      27,807          26,855
  Retained earnings.........................................     130,655         141,517
                                                                --------        --------
          Total stockholders' equity........................     158,462         168,372
                                                                --------        --------
          Total Liabilities and Stockholders' Equity........    $240,918        $255,594
                                                                ========        ========

                 See notes to consolidated financial statements

                            THE GYMBOREE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      AS A PERCENTAGE OF NET SALES
                                                     YEAR ENDED                            FOR THE YEAR ENDED
                                       ---------------------------------------   ---------------------------------------
                                       JANUARY 29,   JANUARY 30,   JANUARY 31,   JANUARY 29,   JANUARY 30,   JANUARY 31,
                                          2000          1999          1998          2000          1999          1998
                                       -----------   -----------   -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales............................   $ 437,076     $ 457,219     $ 373,440       100.0%        100.0%        100.0%
Cost of goods sold, including buying
  and occupancy expense..............    (281,273)     (292,686)     (207,630)      (64.4)        (64.0)        (55.6)
                                        ---------     ---------     ---------       -----         -----         -----
  Gross profit.......................     155,803       164,533       165,810        35.6          36.0          44.4
Selling, general and administrative
  expenses...........................    (176,184)     (157,092)     (112,443)      (40.2)        (34.3)        (30.1)
Play and music income, net...........       2,324         2,013           517         0.5           0.4           0.1
                                        ---------     ---------     ---------       -----         -----         -----
  Operating income (loss)............     (18,057)        9,454        53,884        (4.1)          2.1          14.4
Foreign exchange gains (losses)......         (55)          187          (837)       (0.0)          0.0          (0.2)
Net interest income..................         877           265         2,778         0.2           0.1           0.7
                                        ---------     ---------     ---------       -----         -----         -----
  Income (loss) before income
    taxes............................     (17,235)        9,906        55,825        (3.9)          2.2          14.9
Income tax benefit (expense).........       6,635        (3,665)      (20,655)        1.5          (0.8)         (5.5)
                                        ---------     ---------     ---------       -----         -----         -----
  Net income (loss)..................   $ (10,600)    $   6,241     $  35,170        (2.4)%         1.4%          9.4%
                                        =========     =========     =========       =====         =====         =====

Income (loss) per share:
  Basic..............................   $   (0.44)    $    0.26     $    1.45
  Diluted............................   $   (0.44)    $    0.26     $    1.41
Weighted average shares outstanding:
  Basic..............................      24,315        24,164        24,302
  Diluted............................      24,315        24,227        25,000

                 See notes to consolidated financial statements

                            THE GYMBOREE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                             YEAR ENDED:
                                                              -----------------------------------------
                                                              JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                                 2000           1999           1998
                                                              -----------    -----------    -----------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................   $(10,600)      $  6,241       $ 35,170
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization.............................     24,909         18,776         13,549
  Impairment reserve and asset write off....................      4,325             --             --
  Non-cash compensation expenses............................         --             --            416
  Loss on disposal of property and equipment................        949          1,794          1,510
  Provision for deferred income taxes.......................     (7,144)           214          2,136
  Tax benefit from exercise of stock options................         --          1,596          1,217
  Change in assets and liabilities:
    Accounts receivable.....................................      2,891         (2,627)          (848)
    Merchandise inventories.................................     27,031          1,263        (26,346)
    Prepaid expenses and other assets.......................      2,049         (2,894)        (1,176)
    Accounts payable........................................     (3,246)        (4,204)         4,097
    Accrued liabilities.....................................      4,997         (3,138)         2,962
    Other liabilities.......................................       (922)        10,456          5,067
                                                               --------       --------       --------
         Net cash provided by operating activities..........     45,239         27,477         37,754
                                                               --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (33,188)       (50,662)       (48,964)
Proceeds from sales of assets...............................         --             24            117
Sale of investments.........................................         --         18,614         63,526
Acquisition of lease rights.................................         --             --         (1,788)
                                                               --------       --------       --------
         Net cash provided by (used in) investing
           activities.......................................    (33,188)       (32,024)        12,891
                                                               --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock...........................................        952          2,487          8,844
Repurchase of common stock..................................         --             --        (49,646)
Proceeds from (payments on) borrowings......................       (539)        12,000             --
                                                               --------       --------       --------
  Net cash provided by (used in) financing activities.......        413         14,487        (40,802)
                                                               --------       --------       --------

         Net Increase in Cash and Cash Equivalents..........     12,464          9,940          9,843

CASH AND CASH EQUIVALENTS:
Beginning of Year...........................................     27,810         17,870          8,027
                                                               --------       --------       --------
End of Year.................................................   $ 40,274       $ 27,810       $ 17,870
                                                               ========       ========       ========

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes..................   $    699       $  3,561       $ 16,298
Cash paid during the year for interest......................   $  1,058       $    537       $     19

                 See notes to consolidated financial statements

                            THE GYMBOREE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                             COMMON STOCK AND        RESTRICTED
                                          EXCESS PAID-IN CAPITAL       STOCK
                                          -----------------------     DEFERRED     RETAINED
                                            SHARES       AMOUNT     COMPENSATION   EARNINGS    TOTAL
                                          -----------   ---------   ------------   --------   --------
                                                                 (IN THOUSANDS)
BALANCE AT FEBRUARY 2, 1997.............  25,324,060    $ 62,694       $(753)      $ 99,992   $161,933

Issuance of common stock under stock
  option and purchase plans.............     613,036       8,844                                 8,844
Stock repurchase........................  (1,922,000)    (49,646)                              (49,646)
Tax benefit from exercise of stock
  options...............................                   1,217                                 1,217
Amortization of restricted stock........                                 416                       416
Net income..............................                                             35,170
Other comprehensive loss................                                               (224)
                                                                                   --------
  Comprehensive income..................                                             34,946     34,946
                                          ----------    --------       -----       --------   --------
BALANCE AT JANUARY 31, 1998.............  24,015,096      23,109        (337)       134,938    157,710

Issuance of common stock under stock
  option and purchase plans.............     225,667       2,487                                 2,487
Tax benefit from exercise of stock
  options...............................                   1,596                                 1,596
Cancellation of restricted stock........                    (337)        337                         0
Net income..............................                                              6,241
Other comprehensive income..............                                                338
                                                                                   --------
  Comprehensive income..................                                              6,579      6,579
                                          ----------    --------       -----       --------   --------
BALANCE AT JANUARY 30, 1999.............  24,240,763      26,855          --        141,517    168,372

Issuance of common stock under stock
  option and purchase plans.............     160,841         952                                   952
Net loss................................                                            (10,600)
Other comprehensive loss................                                               (262)
                                                                                   --------
  Comprehensive loss....................                                            (10,862)   (10,862)
                                          ----------    --------       -----       --------   --------
BALANCE AT JANUARY 29, 2000.............  24,401,604    $ 27,807       $  --       $130,655   $158,462
                                          ==========    ========       =====       ========   ========

                 See notes to consolidated financial statements

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Basis of Presentation

     The consolidated financial statements include The Gymboree Corporation and its wholly owned subsidiaries ("Gymboree"). All significant inter-company balances and transactions have been eliminated.

  Nature of the Business

     Gymboree is a leading specialty retailer of high quality apparel and accessories for children. Gymboree operates as one reportable segment. As of January 29, 2000, January 30, 1999, and January 31, 1998, Gymboree had 605, 564, and 435 retail stores, respectively. We also offer directed parent-child developmental play programs for children ages newborn to four years at approximately 397 franchised locations and 27 Company-operated locations.

  Fiscal Year

     Gymboree's year-end is on the Saturday closest to January 31. Fiscal years 1999, 1998 and 1997, which included 52 weeks, ended on January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investment instruments with a maturity of three months or less, at date of purchase.

  Estimated Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and debt approximates their estimated fair value.

  Merchandise Inventories

     Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost or market.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 10 years. Leasehold improvements are amortized over the lesser of the lease term which range from 10 to 25 years, or the estimated useful lives of the improvements. Internally developed and purchased computer software is recorded at cost and is amortized using the straight-line method based on an estimated useful life of five years.

                            THE GYMBOREE CORPORATION

  Income Taxes

     Gymboree computes income taxes using the asset and liability method. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.

  Lease Rights

     Lease rights are included in other assets and are recorded at cost and amortized over 10 years or the life of the lease.

  Deferred Rent

     Many of Gymboree's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, we recognize the related rental expense on a straight-line basis and record the difference between the amount charged to expense and the rent paid as deferred rent.

  Construction Allowance

     As part of our lease agreements, we receive construction allowances from landlords. These allowances offset the capital expenditures associated with the expansion or construction of stores. The construction allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances of $1.6 million and $10.5 million were granted in fiscal years 1999 and 1998, respectively, and are included in deferred rent and other liabilities.

  Foreign Currencies

     Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Translation adjustments resulting from this process are recorded as other comprehensive income. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year.

     In fiscal 1999 Gymboree entered into forward foreign exchange contracts to reduce exposure to foreign currency exchange risk related to our inter-company loans, which are denominated in foreign currencies. The net gains and losses between the forward foreign exchange contracts and inter-company loans are included in net income.

     As of January 29, 2000, the notional amounts of Gymboree's forward foreign contracts to hedge British pounds sterling, Canadian dollars, and Japanese yen were $15.7 million, $15.4 million, and ($0.6) million, respectively. The fair value of the contracts was approximately $147 thousand as of January 29, 2000.

  Store Pre-opening Costs

     Store pre-opening costs are expensed as incurred.

  Play and Music Revenue Recognition

     Initial franchise fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise fee, has received government approval in the case of international franchises, and has completed the training program. At that time, Gymboree has provided substantially all of the initial services required by the franchise agreement.

                            THE GYMBOREE CORPORATION

  Stock-Based Compensation

     Gymboree accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."

  Reclassifications

     Certain amounts for prior years have been reclassified to conform to the 1999 presentation.

  Income (loss) per share

     Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur from common shares issuable through stock options and restricted stock and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period plus the dilutive effect of outstanding stock options and restricted stock. Options to purchase weighted average shares totaling 75,000 for the year ended January 29, 2000 were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive.

  Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities at fair value and is effective for Gymboree in fiscal 2001. Management does not believe that the adoption of this statement will have a significant effect on the consolidated financial statements of Gymboree.

2  IMPAIRMENT OF LONG-LIVED ASSETS

     During 1999, management identified 14 underperforming stores and 3 Play and Music corporate sites and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. Impairment of the leasehold improvements and fixtures was based on the lack of both current and expected future positive cash flows of the stores. Additionally, we wrote off software applications that were not Year 2000 compliant and did not meet our current needs. The total charges related to these items was $4.3 million and is included in selling, general and administrative expenses for 1999 within the Statements of Operations.

3  SPECIAL CHARGES

     During 1999, Gymboree incurred special charges of $9.2 million, $2.0 million of which is included in cost of goods sold. These charges, which primarily resulted from the implementation of a brand improvement strategy, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, the impairment reserve for store assets and software write off discussed in Note 2, and the disposal of inventory which did not meet Gymboree's new fashion direction.

                            THE GYMBOREE CORPORATION

4  LEASES

     Gymboree leases its store locations, corporate headquarters, foreign distribution centers and certain fixtures and equipment under operating leases. The leases expire at various dates through the year 2023. Store leases typically provide for payment by Gymboree of operating expenses, real estate taxes and additional rent based on a percentage of sales if a specified sales target is exceeded. Furthermore, a majority of the leases allow us to vacate after a stipulated period.

     Future minimum lease payments under operating leases at January 29, 2000 are as follows:

                                                         (IN THOUSANDS)
Year 2000..............................................     $ 43,720
  2001.................................................       41,828
  2002.................................................       41,272
  2003.................................................       40,354
  2004.................................................       38,833
Later years............................................      145,998
                                                            --------
          Total minimum lease commitments..............     $352,005
                                                            ========

     Rent expense for all operating leases totaled $58.2 million, $46.7 million and $36.9 million, in 1999, 1998 and 1997 respectively, which includes percentage rent expense and other lease required expenses of $18.1 million, $15.4 million and $12.7 million for 1999, 1998 and 1997 respectively.

5  LINES OF CREDIT

     As of January 29, 2000, Gymboree had an overall credit line of $50 million that may be used for issuance of commercial letters of credit and up to $8 million of standby letters of credit and up to $15 million for cash advances. As of January 29, 2000, approximately $11.4 million was available pursuant to such lines. This facility is scheduled to expire May 31, 2000. Gymboree uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories. The credit facility contains certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. As of January 29, 2000, Gymboree was not in compliance with the minimum tangible net worth covenant. The bank waived non-compliance with such covenant.

     On March 23, 2000, Gymboree accepted its current bank's proposal to enter into a secured credit facility, subject to the bank's audit, approval of the transaction, and the execution and delivery of a definitive agreement with the bank. This facility will expire three years after the signing of the credit agreement. The terms of the proposal provide for an overall credit line of $60 million that may be used for issuance of commercial and standby letters of credit and cash advances up to $20 million, limited to eligible receivables and inventory. The interest rate will be based on the bank's Reference Rate or LIBOR (London Interbank Offered Rate) plus a pre-determined spread. The credit facility will be secured by a lien on merchandise inventories and other selected assets. In the event a definitive agreement is not secured, Gymboree will seek alternative debt or equity financing.

                            THE GYMBOREE CORPORATION

6  ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                        JANUARY 29,    JANUARY 30,
                                                           2000           1999
                                                        -----------    -----------
                                                              (IN THOUSANDS)
Employee compensation.................................    $ 6,445        $ 5,623
Store operating expenses and other....................      7,724          4,263
Store credits and gift certificates...................      4,284          3,103
Sales taxes...........................................      1,292          2,113
Income taxes..........................................      3,175          1,965
Percentage rent.......................................        355          1,211
                                                          -------        -------
          Total.......................................    $23,275        $18,278
                                                          =======        =======

7  LONG TERM DEBT

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. The first note of approximately $3.1 million bears interest at 7.7%. The second note of approximately $8.9 million bears interest at 7.9%. Interest on the promissory notes is payable monthly.

     Aggregate principal payments required under the two notes are as follows:

                                                         (IN THOUSANDS)
2000...................................................     $   583
2001...................................................         630
2002...................................................         681
2003...................................................         736
2004...................................................         795
Later years............................................       8,035
                                                            -------
          Total........................................     $11,460
                                                            =======

     The promissory notes contain certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. As of January 29, 2000, Gymboree was not in compliance with the minimum fixed charge ratio covenant. The bank waived non-compliance with such covenant.

                            THE GYMBOREE CORPORATION

8  INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                          1999       1998      1997
                                                         -------    ------    -------
                                                                (IN THOUSANDS)
Current:
  Federal..............................................  $   (32)   $3,073    $14,996
  State taxes..........................................      315       148      3,523
  Foreign..............................................      226       230         --
                                                         -------    ------    -------
          Total current................................      509     3,451     18,519
                                                         -------    ------    -------
Deferred:
  Federal..............................................   (5,787)       62      1,796
  State................................................   (1,357)      152        340
                                                         -------    ------    -------
          Total deferred...............................   (7,144)      214      2,136
                                                         -------    ------    -------

          Total provision (benefit)....................  $(6,635)   $3,665    $20,655
                                                         =======    ======    =======

     A reconciliation of the statutory federal income tax rate with Gymboree's effective income tax rate is as follows:

                                                          1999       1998      1997
                                                         -------    ------    -------
Statutory federal rate.................................     35.0%     35.0%      35.0%
State income taxes, net of income tax benefit..........      4.0       4.0        4.0
Tax exempt interest....................................       --        --       (1.0)
Other..................................................     (0.5)     (2.0)      (1.0)
                                                         -------    ------    -------
Effective tax rate.....................................     38.5%     37.0%      37.0%
                                                         =======    ======    =======

                            THE GYMBOREE CORPORATION

     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:

                                                              JANUARY 29,    JANUARY 30,
                                                                 2000           1999
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Deferred tax assets:
  Uniform capitalization costs..............................    $   850       $  1,292
  Accrued reserves..........................................      2,715          1,267
  State taxes...............................................         --            187
  Deferred rent.............................................      4,288          3,132
  Net operating loss carryovers.............................      4,471             --
  Other.....................................................      1,301          3,126
                                                                -------       --------
                                                                 13,625          9,004
                                                                -------       --------
Deferred tax liability:
  Prepaid expenses..........................................       (346)        (1,109)
  State taxes...............................................       (313)            --
  Fixed asset basis differences.............................     (7,999)       (10,067)
  Other.....................................................         --             (5)
                                                                -------       --------
                                                                 (8,658)       (11,181)
                                                                -------       --------
Net deferred tax assets (liabilities).......................    $ 4,967       $ (2,177)
                                                                =======       ========

     Current deferred tax assets of $3.9 million and $2.9 million were included in prepaid expenses and other as of January 29, 2000 and January 30, 1999, respectively. Long-term deferred tax assets of $1.1 million were included in other assets at January 29, 2000 and long-term deferred tax liabilities of $5.1 million were included in deferred rent and other liabilities at January 30, 1999.

     As of January 29, 2000, Gymboree has federal and state net operating loss carryovers of approximately $11.1 million and $9.7 million, respectively. These net operating loss carryovers will expire between 2004 and 2019. Gymboree also has a federal AMT credit of approximately $1.1 million which does not expire.

9  STOCKHOLDER'S EQUITY

STOCK PLANS

  Stock Option Plans

     Gymboree's 1983 Incentive Stock Option Plan (the "1983 Plan") and 1993 Stock Option Plan (the "1993 Plan") provide for grants to team members of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for grants of non-statutory stock options and stock purchase rights to team members, consultants and non-employee directors of Gymboree. We have reserved a total of 3,600,000 shares of common stock for issuance under the 1983 Plan and 6,025,000 shares of common stock for issuance under the 1993 Plan, which includes the additional 2,000,000 shares approved during the year ended January 29, 2000. Options granted pursuant to the plans have been granted at exercise prices equal to the fair market value of our common stock on the date of grant. The options have a term of either five or ten years and generally vest over a four year period. No further options may be granted under the 1983 Plan. There were 1,612,209 and 70,095 shares available for the grant of options under the 1993 Plan at January 29, 2000 and January 30, 1999, respectively.

                            THE GYMBOREE CORPORATION

     The following summarizes all stock option transactions for the three years ended January 29, 2000:

                                                                       WEIGHTED
                                                        SHARES       AVERAGE PRICE
                                                      OUTSTANDING      PER SHARE
                                                      -----------    -------------
                                                         (SHARES IN THOUSANDS)
Balance, February 2, 1997...........................     1,926          $19.51
  Options granted...................................     1,299           24.55
  Options exercised.................................      (577)          13.67
  Options canceled..................................      (323)          24.42
                                                         -----          ------
Balance, January 31, 1998...........................     2,325          $22.11
  Options granted...................................     1,610           17.52
  Options exercised.................................      (131)          13.25
  Options canceled..................................      (938)          21.60
                                                         -----          ------
Balance, January 30, 1999...........................     2,866          $20.16
  Options granted...................................     1,396            8.46
  Options exercised.................................       (41)           3.45
  Options canceled..................................      (913)          19.15
                                                         -----          ------
Balance, January 29, 2000...........................     3,308          $15.57
                                                         =====          ======

     The following table summarizes information about stock options outstanding at January 29, 2000:

                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
---------------------------------------------------          (VESTED)
                               WEIGHTED               ----------------------
                               AVERAGE     WEIGHTED                 WEIGHTED
    RANGE OF                  REMAINING    AVERAGE      NUMBER      AVERAGE
  EXERCISABLE      NUMBER        LIFE      EXERCISE   EXERCISABLE   EXERCISE
     PRICES       OF SHARES   (IN YEARS)    PRICE     AT 1/29/00     PRICE
----------------  ---------   ----------   --------   -----------   --------
  $0.17 to $8.25    799,030      9.10       $ 6.72       158,738     $ 6.81
  $8.38 to $9.00    866,324      9.07       $ 8.98       177,687     $ 8.96
 $9.13 to $24.00    754,950      6.48       $19.87       559,098     $20.93
$24.13 to $36.63    887,401      7.50       $26.31       522,172     $26.42
----------------  ---------      ----       ------     ---------     ------
 $0.17 to $36.63  3,307,705      8.06       $15.57     1,417,695     $19.87
================  =========      ====       ======     =========     ======

  1993 Employee Stock Purchase Plan

     We have reserved a total of 600,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the "Purchase Plan"). The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Unless terminated earlier, the Purchase Plan will terminate in 2013. There were 120,040 and 94,232 shares issued under the Purchase Plan in 1999 and 1998, respectively.

  Restricted Stock

     In 1994, we granted 100,000 shares of our common stock to our former President and Chief Executive Officer at an aggregate purchase price of $50.00. The aggregate fair market value of the shares, as measured by the stock price on the vesting commencement date, totaled $1,937,500. The shares, which were issued pursuant to the 1993 Plan, were subject to a repurchase option that originally lapsed over a period of 60 months. The difference between the purchase price and the aggregate fair market value was being amortized over this 60-month period and was recognized as compensation expense totaling $416,000 in 1997.

                            THE GYMBOREE CORPORATION

Upon the resignation of this individual in fiscal 1997, the repurchase option was cancelled and no compensation expense was recognized in 1999 or 1998.

  Additional Stock Plan Information

     Gymboree applies APB Opinion No. 25 and related interpretations in accounting for our three stock-based compensation plans, described above. Accordingly, no compensation expense has been recognized for our stock option plans and our employee stock purchase plan. Compensation expense has been charged against income for our restricted stock plan. Had compensation expense for our stock option plans and the Purchase Plan been determined based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and income (loss) per share would have been the pro forma amounts indicated below:

                                                                   YEAR ENDED
                                                    -----------------------------------------
                                                    JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                       2000           1999           1998
                                                    -----------    -----------    -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss)
  As reported.....................................   $(10,600)       $6,241         $35,170
  Pro forma.......................................    (14,586)        1,805          32,210
Basic income (loss) per share
  As reported.....................................   $  (0.44)       $ 0.26         $  1.45
  Pro forma.......................................      (0.60)         0.07            1.33
Diluted income (loss) per share
  As reported.....................................   $  (0.44)       $ 0.26         $  1.41
  Pro forma.......................................      (0.60)         0.07            1.29

     The weighted average fair value of options granted during 1999, 1998, and 1997 were $8.43, $8.53, and $10.29, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                                   YEAR ENDED
                                                    -----------------------------------------
                                                    JANUARY 29,    JANUARY 30,    JANUARY 31,
                                                       2000           1999           1998
                                                    -----------    -----------    -----------
                                                                 (IN THOUSANDS)
Expected dividend rate............................        0.0%          0.0%            0.0%
Expected volatility...............................       73.5%         70.9%           54.4%
Risk-free interest rate...........................        5.3%          5.1%            6.0%
Expected lives (yrs.).............................        3.0           3.0             3.0

  Stockholder Rights Plan

     In March 1997, Gymboree adopted a Stockholder Rights Plan (the "Plan"). The Plan entails a dividend of one right for each outstanding share of Gymboree's common stock. The rights are represented by and traded with Gymboree's common stock. There are no separate certificates or markets for the rights.

     The rights do not become exercisable or trade separately from the common stock unless 17.5% or more of the common stock of Gymboree has been acquired, or after a tender or exchange offer is made for 17.5% or greater ownership of Gymboree's common stock. Should the rights become exercisable, each right will entitle the holder thereof to buy 1/1000th of a share of our Series A Preferred Stock at an exercise price of $125. Each 1/1000th of a share of the new Series A Preferred Stock will essentially be the economic equivalent of one share of common stock.

                            THE GYMBOREE CORPORATION

     Under certain circumstances, the rights "flip-in" and become rights to buy Gymboree's common stock at a 50% discount. Under certain other circumstances, the rights "flip-over" and become rights to buy an acquirer's common stock at a 50% discount.

     The rights may be redeemed by Gymboree for $0.01 per right at any time on or prior to the fifth day (or a later date as determined by the Board of Directors) following the first public announcement by Gymboree of the acquisition of beneficial ownership of 17.5% of our common stock.

  Stock Repurchase

     In fiscal 1997, common stock repurchase programs were authorized by the Board of Directors whereby we could buy back up to $60 million of our common stock. During fiscal 1997, we repurchased 1,922,000 shares for an aggregate amount of $49,646,000. During fiscal 1999 and 1998, there were no shares repurchased by Gymboree.

10  401(K) PLAN

     Gymboree maintains a voluntary defined contribution 401(k) profit sharing plan (the "Plan") covering all team members who have met certain service and eligibility requirements. Employees may elect to contribute up to 20% of their compensation to the Plan, not to exceed the dollar limit set by law. Gymboree matches $0.50 to the Plan for each $1.00 contributed by a team member, up to a maximum Gymboree contribution of $500 per team member per year. Our matching contributions to the Plan were $217,000, $170,000, and $176,000 in 1999, 1998, and 1997, respectively.

11  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The quarterly financial information presented below reflects all adjustments which, in the opinion of our management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

                                                                     1999 QUARTER ENDED
                                                 ----------------------------------------------------------
                                                   MAY 1,       JULY 31,      OCTOBER 30,      JANUARY 29,
                                                    1999          1999           1999             2000
                                                 ----------    ----------    -------------    -------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STORE DATA)
Net sales......................................   $125,711      $ 99,922        $107,235         $104,208
Gross profit...................................     49,187        29,692          41,111           35,813
Operating income (loss)........................      7,394       (15,008)         (1,140)          (9,303)
Net income (loss)..............................      4,785        (9,420)           (667)          (5,298)
Basic (loss) income per share..................   $   0.20      $  (0.39)       $  (0.03)        $  (0.22)
Diluted (loss) income per share................   $   0.20      $  (0.39)       $  (0.03)        $  (0.22)
Stores at end of period........................        584           588             602              605

                                                                   1998 QUARTER ENDED
                                                 -------------------------------------------------------
                                                  MAY 2,      AUGUST 1,     OCTOBER 31,     JANUARY 30,
                                                   1998          1998           1998            1999
                                                 ---------    ----------    ------------    ------------
                                                 (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND STORE DATA)
Net sales......................................  $103,106      $ 99,789       $113,991        $140,333
Gross profit...................................    41,479        33,334         41,094          48,626
Operating income (loss)........................     6,084        (1,345)          (430)          5,145
Net income (loss)..............................     4,148          (831)          (273)          3,197
Basic income (loss) per share..................  $   0.17      $  (0.03)      $  (0.01)       $   0.13
Diluted income (loss) per share................  $   0.17      $  (0.03)      $  (0.01)       $   0.13
Stores at end of period........................       464           495            548             564

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
The Gymboree Corporation:

     We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries ("Gymboree") as of January 29, 2000 and January 30, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended January 29, 2000. These financial statements are the responsibility of Gymboree's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California
April 12, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors -- Nominees" and "Additional Information -- Compliance with Section 16(a) of the Securities Exchange Act" in the 1999 Proxy Statement. See also Item 1.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors -- Compensation of Directors" and "Additional Information -- Executive Compensation" in the 1999 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled "Additional Information -- Security Ownership" in the 1999 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections entitled "Additional Information -- Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Additional Information -- Compensation Committee Interlocks and Insider Participation" in the 1999 Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (A)(1) FINANCIAL STATEMENTS

     The following documents are filed as a part this Annual Report on Form
10-K.

        Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999 Consolidated Statements of Operations for each of the three fiscal years ended January 29, 2000
        Consolidated Statements of Cash Flows for the three fiscal years ended January 29, 2000
        Consolidated Statements of Stockholders' Equity for the three fiscal years ended January 29, 2000
        Notes to Consolidated Financial Statements
        Independent Auditors' Report

     (A)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because they are not required or are not applicable.

     (A)(3) EXHIBITS

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     3.1      Restated Certificate of Incorporation of Registrant.(1)
     3.2      Bylaws of Registrant.(1)
     3.3      Amended and Restated Bylaws of Registrant.(11)
     4.1      Article III of Restated Certificate of Incorporation of
              Registrant (See Exhibits 3.1).(1)
     4.2      Form of certificate for Common Stock.(1)
    10.1      1983 Incentive Stock Option Plan, with form of stock Option
              Agreement.(1)
    10.2      1993 Stock Option Plan, with form of Stock Option
              Agreement.(4)
    10.3      1993 Employee Stock Purchase Plan.(1)
    10.4      Amended Line of Credit Agreement with Bank of America dated
              October 27, 1995.(3)
    10.5      Line of Credit Agreement with CoreStates Bank dated August
              2, 1994.(2)
    10.6      Amended Lease Agreement for 700 Airport Blvd., Suite 200,
              Burlingame, California.(2)
    10.7      Amended Lease Agreement for distribution center.(3)
    10.8      California Uniform Franchise Offering Circular, including
              form of Franchise Agreement.(1)
    10.11     Restricted Stock Purchase Agreement with Nancy J. Pedot.(2)
    10.12     Lease Agreement for 770 Airport Blvd., Burlingame, CA.(5)
    10.13     Deferred Compensation Agreement.(5)
    10.14     Lease Agreement for Bays 140-141, Shannon Free Zone,
              Shannon, Ireland, dated May 6, 1997.(6)
    10.15     Lease Agreement for 111 Anza Blvd., Burlingame, CA dated
              January 8, 1998.(6)
    10.16     Amendment No. 1 to the Amended and Restated Line of Credit
              Agreement with Bank of America, dated July 17, 1997.(6)
    10.17     Amendment No. 2 to the Amended and Restated Line of Credit
              Agreement with Bank of America, dated August 11, 1997.(6)
    10.18     Amendment No. 3 to the Amended and Restated Line of Credit
              Agreement and Waiver with Bank of America, dated January 9,
              1998.(6)
    10.19     Amendment No. 4 to the Amended and Restated Line of Credit
              Agreement with Bank of America, dated January 30, 1998.(6)
    10.20     Amendment No. 5 to the Amended and Restated Line of Credit
              Agreement with Bank of America, dated March 9, 1998.(6)
    10.21     Amendment No. 6 to Amended and Restated Line of Credit
              Agreement with Bank of America, dated March 9, 1998.(6)
    10.22     Acquisition and Development Agreement for Dixon, California
              Distribution Facility with Carl D. Panattoni and Wickland
              Properties, dated November, 1996.(6)
    10.23     Standard Form of Contractor Agreement with DPR Construction,
              Inc. for construction of Dixon, California Distribution
              Facility dated May 5, 1997.(6)
    10.24     Amendment No. 7 to the Amended and Restated Line of Credit
              Agreement with Bank of America, dated June 26, 1998.(7)
    10.25     Amendment No. 8 to the Amended and Restated Line of Credit
              Agreement with Bank of America, dated August 14, 1998.(7)

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.26     Management Change of Control Plan.(8)
    10.27     Management Severance Plan.(8)
    10.28     Term Loan and Security Agreement with Transamerica Equipment
              Financial Services, Inc., dated December 28, 1998.(10)
    10.29     Commitment Letter for the Amended and Restated Line of
              Credit Agreement with Bank of America, dated March 11,
              1999.(10)
    10.31     Amended 1993 Stock Option Plan, with form of Stock Option
              Agreement, dated March 8, 1999.(9)
    10.32     Employee Benefit Plan Registration Statement, dated March
              11, 1999.(9)
    10.33     Credit Agreement with Bank of America, dated August 25,
              1999.(11)
    11.1      Statement re Computation of Income Per Share.
    13.1      1999 Annual Report to Stockholders.
    21.1      Subsidiaries of the Registrant.
    23.1      Independent Auditors' Consent.
    24.1      Power of Attorney (included in Part IV of this Form 10-K
              under the caption "Signatures").
    27.1      Financial Data Schedule.

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

 (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on March 11, 1999 (File No. 333-74269).

(10) Incorporated by reference to the Registrant's 1998 Annual Report on Form 10-K filed with the Commission on April 26, 1999.

(11) Incorporated by reference to the Registrant's July 31, 1999 Quarterly Report on Form 10-Q ("1999 Q2 10-Q") filed with the Commission on September 14, 1999 and the Registrant's Form 8-K filed with the Commission on September 8, 1999.

     (B) REPORTS ON FORM 8-K

     None.

                            THE GYMBOREE CORPORATION

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE GYMBOREE CORPORATION

April 27, 2000                            By:     /s/ STUART G. MOLDAW
                                            ------------------------------------
                                                      Stuart G. Moldaw
                                                Chief Executive Officer and
                                             Chairman of the Board of Directors

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENT:

     That the undersigned officers and directors of Gymboree Corporation, a Delaware corporation, do hereby constitute and appoint Stuart Moldaw the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Act, and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K, to any and all amendments, and supplements to this Form 10-K, to any and all instruments or documents filed as part of or in conjunction with this Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

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

                    NAME                                        TITLE                        DATE
                    ----                                        -----                        ----

            /s/ STUART G. MOLDAW               Chief Executive Officer and Chairman of  April 27, 2000
---------------------------------------------          the Board of Directors
              Stuart G. Moldaw

            /s/ LAWRENCE H. MEYER                  Senior Vice President and Chief      April 27, 2000
---------------------------------------------  Financial Officer (Principal financial
              Lawrence H. Meyer                     and accounting officer of the
                                                             registrant)

             /s/ WALTER F. LOEB                               Director                  April 27, 2000
---------------------------------------------
               Walter F. Loeb

            /s/ BARBARA L. RAMBO                              Director                  April 27, 2000
---------------------------------------------
              Barbara L. Rambo

           /s/ ALAN R. SCHLESINGER                            Director                  April 27, 2000
---------------------------------------------
             Alan R. Schlesinger

           /s/ DEBORAH A. SORONDO                             Director                  April 27, 2000
---------------------------------------------
             Deborah A. Sorondo

         /s/ WILLIAM U. WESTERFIELD                           Director                  April 27, 2000
---------------------------------------------
           William U. Westerfield

                            THE GYMBOREE CORPORATION

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Restated Certificate of Incorporation of Registrant.(1)
 3.2      Bylaws of Registrant.(1)
 3.3      Amended and Restated Bylaws of Registrant.(11)
 4.1      Article III of Restated Certificate of Incorporation of
          Registrant (See Exhibits 3.1).(1)
 4.2      Form of certificate for Common Stock.(1)
10.1      1983 Incentive Stock Option Plan, with form of stock Option
          Agreement.(1)
10.2      1993 Stock Option Plan, with form of Stock Option
          Agreement.(4)
10.3      1993 Employee Stock Purchase Plan.(1)
10.4      Amended Line of Credit Agreement with Bank of America dated
          October 27, 1995.(3)
10.5      Line of Credit Agreement with CoreStates Bank dated August
          2, 1994.(2)
10.6      Amended Lease Agreement for 700 Airport Blvd., Suite 200,
          Burlingame, California.(2)
10.7      Amended Lease Agreement for distribution center.(3)
10.8      California Uniform Franchise Offering Circular, including
          form of Franchise Agreement.(1)
10.11     Restricted Stock Purchase Agreement with Nancy J. Pedot.(2)
10.12     Lease Agreement for 770 Airport Blvd., Burlingame, CA.(5)
10.13     Deferred Compensation Agreement.(5)
10.14     Lease Agreement for Bays 140-141, Shannon Free Zone,
          Shannon, Ireland, dated May 6, 1997.(6)
10.15     Lease Agreement for 111 Anza Blvd., Burlingame, CA dated
          January 8, 1998.(6)
10.16     Amendment No. 1 to the Amended and Restated Line of Credit
          Agreement with Bank of America, dated July 17, 1997.(6)
10.17     Amendment No. 2 to the Amended and Restated Line of Credit
          Agreement with Bank of America, dated August 11, 1997.(6)
10.18     Amendment No. 3 to the Amended and Restated Line of Credit
          Agreement and Waiver with Bank of America, dated January 9,
          1998.(6)
10.19     Amendment No. 4 to the Amended and Restated Line of Credit
          Agreement with Bank of America, dated January 30, 1998.(6)
10.20     Amendment No. 5 to the Amended and Restated Line of Credit
          Agreement with Bank of America, dated March 9, 1998.(6)
10.21     Amendment No. 6 to Amended and Restated Line of Credit
          Agreement with Bank of America, dated March 9, 1998.(6)
10.22     Acquisition and Development Agreement for Dixon, California
          Distribution Facility with Carl D. Panattoni and Wickland
          Properties, dated November, 1996.(6)
10.23     Standard Form of Contractor Agreement with DPR Construction,
          Inc. for construction of Dixon, California Distribution
          Facility dated May 5, 1997.(6)
10.24     Amendment No. 7 to the Amended and Restated Line of Credit
          Agreement with Bank of America, dated June 26, 1998.(7)
10.25     Amendment No. 8 to the Amended and Restated Line of Credit
          Agreement with Bank of America, dated August 14, 1998.(7)
10.26     Management Change of Control Plan.(8)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.27     Management Severance Plan.(8)
10.28     Term Loan and Security Agreement with Transamerica Equipment
          Financial Services, Inc., dated December 28, 1998.(10)
10.29     Commitment Letter for the Amended and Restated Line of
          Credit Agreement with Bank of America, dated March 11,
          1999.(10)
10.31     Amended 1993 Stock Option Plan, with form of Stock Option
          Agreement, dated March 8, 1999.(9)
10.32     Employee Benefit Plan Registration Statement, dated March
          11, 1999.(9)
10.33     Credit Agreement with Bank of America, dated August 25,
          1999.(11)
11.1      Statement re Computation of Income Per Share.
13.1      1999 Annual Report to Stockholders.
21.1      Subsidiaries of the Registrant.
23.1      Independent Auditors' Consent.
24.1      Power of Attorney (included in Part IV of this Form 10-K
          under the caption "Signatures").
27.1      Financial Data Schedule.

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

 (9) Incorporated by reference to the Registrant's Registration Statement on Form S-8 filed with the Commission on March 11, 1999 (File No. 333-74269).

(10) Incorporated by reference to the Registrant's 1998 Annual Report on Form 10-K filed with the Commission on April 26, 1999.

(11) Incorporated by reference to the Registrant's July 31, 1999 Quarterly Report on Form 10-Q ("1999 Q2 10-Q") filed with the Commission on September 14, 1999 and the Registrant's Form 8-K filed with the Commission on September 8, 1999.