Form 10-Q
period 2000-04-29
GYMBOREE CORP
filed 2000-06-12
CIK 786110

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

                 FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Number of shares of common stock outstanding at May 31, 2000: 27,600,556

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                       NUMBER
                                                                       ------
                       PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations.............     3
         Condensed Consolidated Balance Sheets.......................     4
         Condensed Consolidated Statements of Cash Flows.............     5
         Notes to Condensed Consolidated Financial Statements........     6
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................     8
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................    11

                        PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................    11
Item 2.  Changes in Securities and Use of Proceeds...................    11
Item 3.  Defaults Upon Senior Securities.............................    11
Item 4.  Submission of Matters to a Vote of Security Holders.........    12
Item 5.  Other Information...........................................    12
Item 6.  Exhibits....................................................    12

Signatures...........................................................    13

Exhibit Index........................................................    14

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                  (UNAUDITED)

                                                                 13 WEEKS ENDED
                                                              ---------------------
                                                              APRIL 29,     MAY 1,
                                                                2000         1999
                                                              ---------    --------
Net sales...................................................  $100,632     $125,711
Cost of goods sold, including buying and occupancy
  expenses..................................................   (80,105)     (76,524)
                                                              --------     --------
  Gross profit..............................................    20,527       49,187
Selling, general and administrative expenses................   (43,728)     (42,383)
Play and music income, net..................................       748          590
                                                              --------     --------
  Operating income (loss)...................................   (22,453)       7,394
Foreign exchange gains, net.................................        24           89
Net interest income.........................................        50          112
                                                              --------     --------
  Income (loss) before income taxes.........................   (22,379)       7,595
Income tax benefit (expense)................................     8,616       (2,810)
                                                              --------     --------
  Net income (loss).........................................  $(13,763)    $  4,785
                                                              ========     ========
Income (loss) per share:
  Basic.....................................................  $  (0.56)    $   0.20
  Diluted...................................................     (0.56)        0.20
Weighted average shares outstanding:
  Basic.....................................................    24,402       24,258
  Diluted...................................................    24,402       24,417
Number of stores at end of period...........................       605          584

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                             APRIL 29,    JANUARY 29,     MAY 1,
                                                               2000          2000          1999
                                                             ---------    -----------    --------
Current Assets
  Cash and cash equivalents................................  $ 23,386      $ 40,274      $ 33,148
  Accounts receivable......................................     4,976         4,920         8,652
  Merchandise inventories..................................    43,083        47,103        60,519
  Prepaid expenses and deferred taxes......................     9,535         7,382         7,953
                                                             --------      --------      --------
          Total current assets.............................    80,980        99,679       110,272
                                                             --------      --------      --------
Property and Equipment
  Land and buildings.......................................     9,943         9,943         9,943
  Leasehold improvements...................................    88,930        88,019        84,665
  Furniture, fixtures and equipment........................   107,818       108,606        98,135
                                                             --------      --------      --------
                                                              206,691       206,568       192,743
  Less accumulated depreciation and amortization...........   (72,390)      (69,123)      (51,927)
                                                             --------      --------      --------
                                                              134,301       137,445       140,816
Lease Rights, Deferred Taxes and Other Assets..............    10,072         3,794         4,243
                                                             --------      --------      --------
          Total Assets.....................................  $225,353      $240,918      $255,331
                                                             ========      ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt........................  $    594      $    583      $    554
  Accounts payable.........................................    17,168        18,596        14,370
  Accrued liabilities......................................    22,407        23,275        18,644
                                                             --------      --------      --------
          Total current liabilities........................    40,169        42,454        33,568
                                                             --------      --------      --------
Long Term Liabilities
  Long term debt, net of current portion...................    10,725        10,877        11,271
  Deferred rent and other liabilities......................    29,517        29,125        37,509
                                                             --------      --------      --------
          Total Liabilities................................    80,411        82,456        82,348
                                                             --------      --------      --------
Stockholders' Equity
  Common stock, including excess paid-in capital ($.001 par
     value: 100,000,000 shares authorized 24,401,886,
     24,401,604 and 24,265,920 shares outstanding at April
     29, 2000, January 29, 2000 and May 1, 1999,
     respectively).........................................    27,807        27,807        27,107
  Retained earnings........................................   116,794       130,557       145,942
  Accumulated other comprehensive income (loss) --
     Foreign currency translation adjustments..............       341            98           (66)
                                                             --------      --------      --------
          Total stockholders' equity.......................   144,942       158,462       172,983
                                                             --------      --------      --------
          Total Liabilities and Stockholders' Equity.......  $225,353      $240,918      $255,331
                                                             ========      ========      ========

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 13 WEEKS ENDED
                                                              ---------------------
                                                              APRIL 29,     MAY 1,
                                                                2000         1999
                                                              ---------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)...........................................  $(13,763)    $  4,785
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities:
     Depreciation and amortization..........................     5,956        5,522
     Deferred income taxes..................................    (7,596)       1,398
     Loss on disposal of property and equipment.............       248          167
     Change in assets and liabilities:
       Accounts receivable..................................       (58)        (841)
       Merchandise inventories..............................     4,263       13,452
       Prepaid expenses and other assets....................      (833)      (1,043)
       Accounts payable.....................................    (1,428)      (7,472)
       Other liabilities....................................       393          993
       Accrued liabilities..................................      (868)         366
                                                              --------     --------
     Net cash provided by (used in) operating activities....   (13,686)      17,327
                                                              --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (3,061)     (12,066)
                                                              --------     --------
     Net cash used in investing activities..................    (3,061)     (12,066)
                                                              --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.............................        --          252
Payments on long term debt..................................      (141)        (175)
                                                              --------     --------
     Net cash provided by (used in) financing activities....      (141)          77
                                                              --------     --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (16,888)       5,338
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    40,274       27,810
                                                              --------     --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $ 23,386     $ 33,148
                                                              ========     ========

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly-owned subsidiaries ("Gymboree") as of and for the periods ended April 29, 2000 and May 1, 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2000.

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

 2. INCOME TAXES

     Our effective tax rates in the first quarters of fiscal 2000 and 1999 were 38.5% and 37%, respectively.

 3. EARNINGS (LOSS) PER SHARE

     Basic EPS is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

                                                            13 WEEKS ENDED
                                                     -----------------------------
                                                     APRIL 29, 2000    MAY 1, 1999
                                                     --------------    -----------
                                                            (IN THOUSANDS)
Shares used to compute basic EPS...................      24,402          24,258
Add: effect of dilutive securities.................          --             159
                                                         ------          ------
Shares used to compute diluted EPS.................      24,402          24,417
                                                         ======          ======

     Options to purchase weighted average shares totaling 455 for the thirteen weeks ended April 29, 2000 were not included in the computation of diluted income (loss) per share because to do so would have been antidilutive.

 4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), which includes net income (loss) and foreign currency translation adjustments, is as follows:

                                                            13 WEEKS ENDED
                                                     -----------------------------
                                                     APRIL 29, 2000    MAY 1, 1999
                                                     --------------    -----------
                                                            (IN THOUSANDS)
Net income (loss)..................................     $(13,763)        $4,785
Other comprehensive income (loss)..................          243           (426)
                                                        --------         ------
Total comprehensive income (loss)..................     $(13,520)        $4,359
                                                        ========         ======

                            THE GYMBOREE CORPORATION

                                  (UNAUDITED)

 5. FOREIGN CURRENCIES

     Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Translation adjustments resulting from this process are recorded as other comprehensive income. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year.

     During the first quarter of fiscal 2000, Gymboree entered into forward foreign exchange contracts to reduce exposure to foreign currency exchange risk related to certain inter-company loans and inventory purchases denominated in foreign currencies. The net gains and losses between the forward foreign exchange contracts and inter-company loans and inventory purchases are included in net income.

     As of April 29, 2000, the notional amounts of Gymboree's forward foreign contracts to hedge British pounds sterling, Canadian dollars, and Japanese yen were $13.5 million, $13.6 million, and ($0.6) million, respectively. The fair value of the contracts was approximately $256 thousand as of April 29, 2000.

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

 7. COMMON STOCK

     In May 2000, Gymboree issued 3,198,670 shares at $2.97 apiece for a total of $9.5 million, net of issuance costs. The shares are restricted from sale until November 2000. In connection with the issuance of the shares, the purchasers received warrants to purchase 479,803 shares of Gymboree stock at $2.97 per share. These warrants are exercisable over three years. Total Gymboree shares issued to related parties were 1,717,172 shares, with warrants to purchase 257,576 shares.

 8. LINE OF CREDIT

     As of April 29, 2000, Gymboree had an overall credit line of $50 million that may be used for issuance of commercial letters of credit and up to $8 million of standby letters of credit and up to $15 million for cash advances. As of April 29, 2000, approximately $21.1 million was available pursuant to such lines. This facility is scheduled to expire July 31, 2000. Gymboree uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories. The credit facility contains certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. As of April 29, 2000, Gymboree was not in compliance with the minimum tangible net worth covenant. The bank waived non-compliance with such covenant.

     On May 31, 2000, Gymboree's current bank approved, subject to the execution and delivery of a definitive agreement, a three-year secured credit facility. This facility will expire three years after the signing of the credit agreement. The terms of the commitment provide for an overall credit line of $60 million that may be used for issuance of commercial and standby letters of credit and cash advances up to $20 million, limited to eligible inventory and receivables. The interest rate will be based on the bank's Reference Rate or LIBOR (London Interbank Offered Rate) plus a pre-determined spread. The credit facility will be secured by a lien on merchandise inventories and other selected assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                            AS A PERCENTAGE OF
                                                 NET SALES
                                                 THIRTEEN          PERCENTAGE CHANGE
                                                WEEKS ENDED        IN DOLLAR AMOUNTS
                                            -------------------    FROM 1999 TO 2000
                                            APRIL 29,    MAY 1,    -----------------
                                              2000        1999         13 WEEKS
                                            ---------    ------    -----------------
Net sales.................................    100.0%     100.0%           -20%
Cost of goods sold, including buying and
  occupancy expenses......................    (79.6)     (60.9)             5%
                                              -----      -----
  Gross profit............................     20.4       39.1            -58%
Selling, general and administrative
  expenses................................    (43.4)     (33.7)             3%
Play and music income, net................      0.7        0.5             27%
                                              -----      -----
  Operating income (loss).................    (22.3)       5.9           -404%
Foreign exchange gains, net...............      0.0         --            -73%
Net interest income.......................      0.1        0.1            -55%
                                              -----      -----
  Income (loss) before income taxes.......    (22.2)       6.0           -395%
Income tax benefit (expense)..............      8.5       (2.2)          -407%
                                              -----      -----
  Net income (loss).......................    (13.7)%      3.8%          -388%
                                              =====      =====
Number of stores at end of period.........      605        584

THIRTEEN WEEKS ENDED APRIL 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED MAY 1, 1999

  Net Sales

     Net sales in the first quarter of fiscal 2000 totaled $100.6 million compared to $125.7 million in the same period last year. During the first quarter of fiscal 2000, we opened one Canadian store and closed one U.S. store. Comparable store sales decreased 24% or $28.3 million in the first quarter. The decline in comparable store sales was primarily due to lower average store inventory in 2000 vs. 1999 and the lack of coordinated outfits in 2000 that reduced average transaction values.

  Gross Profit

     Gross profit for the thirteen weeks ended April 29, 2000 decreased 58% to $20.5 million from $49.2 million in the same period last year. As a percentage of net sales, gross profit was 20.4% in the first quarter of 2000 compared to 39.1% in the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to increased markdowns taken in 2000 that lowered our gross margin as well as a loss of leverage on occupancy expense due to a decrease in comparable store sales.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. For the first quarter of 2000, SG&A expenses increased to 43.4% of net sales, compared to 33.7% of net sales in the same period last year. The increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage associated with significant comp sales declines in 2000 and approximately $2.0 million in severance expense incurred in connection with our recently departed senior management.

  Play and Music Income, Net

     Play and Music income, net increased 27% to $748,000 during the first quarter of fiscal 2000 from $590,000 in income for the same period last year, due primarily to new franchise sales, enrollment growth in both franchised and corporate centers and increased play product sales.

  Foreign Exchange Gains

     Net foreign exchange gains totaled $24,000 during the first quarter of 2000 compared to $89,000 in the first quarter of 1999. These gains resulted from currency fluctuations in inter-company transactions between our United States operations and foreign subsidiaries.

  Net Interest Income

     Interest income decreased to $364,000 for the first quarter of 2000 from $453,000 for the first quarter of 1999. Interest expense of $314,000 was incurred for the first quarter of 2000 as compared to $341,000 incurred in the first quarter of 1999. Our interest expense relates to long term debt incurred in 1998.

  Income Tax

     Our effective tax rates for the first quarters of fiscal 2000 and 1999 were 38.5% and 37%, respectively.

FINANCIAL CONDITION

  Liquidity and Capital Resources

     Cash used in operating activities was $13.7 million compared to cash provided by operating activities of $17.3 million in the prior year. This change was primarily due to the net loss for the period, an increase in deferred taxes, and changes in working capital items.

     Cash used in investing activities totaled $3.1 million and was related to capital expenditures primarily for new store openings, as well as the relocation and/or expansion of certain existing stores. Gymboree estimates that capital expenditures during 2000 will be between $12.0 and $15.0 million, which will primarily be used to open approximately 10 new domestic and international stores, to expand approximately 10 existing stores and update the store fronts of approximately 150 stores.

     Cash and cash equivalents were $23.4 million at April 29, 2000, a decrease of $16.9 million from January 29, 2000. Working capital as of April 29, 2000 was $40.8 million compared to $57.2 million at the end of fiscal 1999.

     As of April 29, 2000, Gymboree had an overall credit line of $50 million that may be used for issuance of commercial letters of credit and up to $8 million of standby letters of credit and up to $15 million for cash advances. As of April 29, 2000, approximately $21.1 million was available pursuant to such lines. This facility is scheduled to expire July 31, 2000. Gymboree uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories. The credit facility contains certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. As of April 29, 2000, Gymboree was not in compliance with the minimum tangible net worth covenant. The bank waived non-compliance with such covenant.

     On May 31, 2000, Gymboree's current bank approved, subject to the execution and delivery of a definitive agreement, a three-year secured credit facility. This facility will expire three years after the signing of the credit agreement. The terms of the commitment provide for an overall credit line of $60 million that may be used for issuance of commercial and standby letters of credit and cash advances up to $20 million, limited to eligible inventory and receivables. The interest rate will be based on the bank's Reference Rate or LIBOR (London Interbank Offered Rate) plus a pre-determined spread. The credit facility will be secured by a lien on merchandise inventories and other selected assets.

     In May 2000, Gymboree issued 3,198,670 shares at $2.97 apiece for a total of $9.5 million, net of issuance costs. The shares are restricted from sale until November 2000. In connection with the issuance of the shares, the purchasers received warrants to purchase 479,803 shares of Gymboree stock at $2.97 per share. These warrants are exercisable over three years. Total Gymboree shares issued to related parties were 1,717,172 shares, with warrants to purchase 257,576 shares.

     We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through at least fiscal 2000.

  Factors that May Affect Future Performance

     The discussion in this 10-Q report contains certain forward-looking statements, including statements regarding future net sales and net income, future inventory levels, future comparable store net sales, future S,G&A expenses, future interest income, planned capital expenditures, planned store expansions and closings, international expansion and future cash needs. Such forward-looking statements, in particular, and Gymboree's business and operating results, in general, involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements. Future operating results will depend upon many factors, including general economic conditions, levels of competition, growth in the children's apparel market, our ability to meet our financing and working capital needs, the availability of suitable new store locations, the ability to develop and successfully source new merchandise, our ability to rebuild our historic customer base, consumer acceptance of our products, our ability to capture satisfactory margins on our product sales, our success in planning and allocating appropriate inventory levels, the ability to hire and train qualified sales associates, our success in creating merchandise displays that attract customers and encourage them to make purchases, the level of our investment in new concepts, the integration of our management team, and the ability to successfully identify and respond to emerging children's fashion trends and effectively monitor and control costs. There can be no assurance that we will be able to effectively realize our plans for future growth.

     Gymboree's sales and profitability depend upon our ability to rebuild demand by our customers for our products and services. We believe that our future success will depend in large part upon our ability to anticipate, gauge and respond in a timely manner to consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for Gymboree's apparel or accessories will be rebuilt or that we will be able to anticipate, gauge and respond to changes in fashion trends. If demand for our apparel and accessories does not increase or if we were to misjudge fashion trends, our business, financial condition and results of operations could be materially and adversely affected.

     Gymboree's future profitability is critically dependent on our ability to achieve and manage potential future growth effectively. There can be no assurance that Gymboree will be successful in increasing net sales or gross profit in the future or that the rate of period-to-period net sales or gross profit, if any, will not continue to decline. If our operations were to grow, of which there can be no assurance, there could be increasing strain on other resources, and Gymboree may experience serious operating difficulties, including difficulties in hiring, training, managing an increasing number of employees, difficulties in obtaining sufficient fabric and sourcing capacity to produce its products, problems in upgrading its management information systems and delays in product distribution shipments. There can be no assurance that Gymboree will be able to manage future growth effectively. Any failure to manage growth effectively could have a material adverse effect on our results of operations and financial position.

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

     The table below summarizes by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of April 29, 2000.

                                                          NOTIONAL
                                                           AMOUNT     FAIR VALUE
                                                          --------    ----------
                                                              (IN THOUSANDS)
British pounds sterling.................................  $13,484        $253
Canadian dollars........................................   13,593          17
Japanese yen............................................     (645)        (14)
                                                          -------        ----
Total...................................................  $26,432        $256
                                                          =======        ====

     In the event Gymboree has borrowings under the line of credit, a higher interest rate would have an adverse impact on Gymboree because the interest rate is variable.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Gymboree has been named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of Northern Mariana Islands). A complaint was filed on January 13, 1999 in Federal District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and 25 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. The case has now been transferred to Federal District Court, District of Hawaii. Gymboree has agreed to a Settlement with the plaintiffs that would require us to pay approximately $200,000; the Settlement does not take effect until it is approved by the court. The Motion for Preliminary Approval by the court is scheduled for July 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     On June 2, 2000, Lisa Harper, Gymboree's Senior Vice President and General Merchandise Manager was named to the Board of Directors.

     Corrections to the Proxy Statement for the 2000 Annual Meeting of
Shareholders:

     (a) With regard to compensation reported for Ken Meyers, the inclusion of $81,931 was listed as a moving reimbursement in 1998. This was a typographical error. No such amount was paid.

     (b) For the year 2000, Mr. Moldaw's base compensation as Chairman and CEO will be $483,500.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit

         27    Financial Data Schedule

     (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended April 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 12, 2000

                                         THE GYMBOREE CORPORATION
                                                 (Registrant)

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

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
  27       Financial Data Schedule