Form 10-Q
period 2000-07-29
GYMBOREE CORP
filed 2000-09-12
CIK 786110

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

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000

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

                                 (650) 579-0600
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]     No [ ]

     Number of shares of common stock outstanding at September 1, 2000:
27,655,820

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                      NUMBER
                                                                      ------
                       PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations.............    1
         Condensed Consolidated Balance Sheets.......................    2
         Condensed Consolidated Statements of Cash Flows.............    3
         Notes to Condensed Consolidated Financial Statements........    4
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    6
Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................   10

                         PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   11
Item 2.  Changes in Securities and Use of Proceeds...................   11
Item 3.  Defaults Upon Senior Securities.............................   11
Item 4.  Submission of Matters to a Vote of Security Holders.........   11
Item 5.  Other Information...........................................   11
Item 6.  Exhibits and Reports on Form 8-K............................   11
Signatures...........................................................   12
Exhibit Index........................................................

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                  (UNAUDITED)

                                                   13 WEEKS ENDED           26 WEEKS ENDED
                                                --------------------    ----------------------
                                                JULY 29,    JULY 31,    JULY 29,     JULY 31,
                                                  2000        1999        2000         1999
                                                --------    --------    ---------    ---------
Net sales.....................................  $ 82,766    $ 99,922    $ 183,398    $ 225,633
Cost of goods sold, including buying and
  occupancy expenses..........................   (69,133)    (70,230)    (149,238)    (146,754)
                                                --------    --------    ---------    ---------
     Gross profit.............................    13,633      29,692       34,160       78,879
Selling, general and administrative
  expenses....................................   (41,505)    (45,269)     (85,233)     (87,652)
Play and music income, net....................        47         569          795        1,159
                                                --------    --------    ---------    ---------
  Operating loss..............................   (27,825)    (15,008)     (50,278)      (7,614)
Foreign exchange gains (losses), net..........       100         (42)         124           47
Net interest income (expense).................       (93)         97          (43)         209
                                                --------    --------    ---------    ---------
  Loss before income taxes....................   (27,818)    (14,953)     (50,197)      (7,358)
Income tax benefit............................    10,710       5,533       19,326        2,723
                                                --------    --------    ---------    ---------
          Net loss............................  $(17,108)   $ (9,420)   $ (30,871)   $  (4,635)
                                                ========    ========    =========    =========
Loss per share:
  Basic.......................................  $  (0.64)   $  (0.39)   $   (1.20)   $   (0.19)
  Diluted.....................................     (0.64)      (0.39)       (1.20)       (0.19)
Weighted average shares outstanding:
  Basic.......................................    26,842      24,294       25,685       24,276
  Diluted.....................................    26,842      24,294       25,685       24,276
Number of stores at end of period.............       600         588          600          588

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                             JULY 29,    JANUARY 29,    JULY 31,
                                                               2000         2000          1999
                                                             --------    -----------    --------
Current Assets
  Cash and cash equivalents................................  $  2,609     $ 40,274      $ 41,846
  Accounts receivable......................................     3,418        4,920         5,400
  Merchandise inventories..................................    56,272       47,103        55,013
  Prepaid expenses and deferred taxes......................     5,413        7,382         8,759
                                                             --------     --------      --------
          Total current assets.............................    67,712       99,679       111,018
                                                             --------     --------      --------
Property and Equipment
  Land and buildings.......................................     9,943        9,943         9,943
  Leasehold improvements...................................    89,298       88,019        87,436
  Furniture, fixtures and equipment........................   109,007      108,606        97,426
                                                             --------     --------      --------
                                                              208,248      206,568       194,805
  Less accumulated depreciation and amortization...........   (77,986)     (69,123)      (57,276)
                                                             --------     --------      --------
                                                              130,262      137,445       137,529
Lease Rights, Deferred Taxes and Other Assets..............    21,719        3,794         4,492
                                                             --------     --------      --------
          Total Assets.....................................  $219,693     $240,918      $253,039
                                                             ========     ========      ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Current portion of long term debt........................  $    606     $    583      $    561
  Borrowings on revolving line of credit...................     5,500           --            --
  Accounts payable.........................................    16,066       18,596        23,029
  Accrued liabilities......................................    18,919       23,275        22,088
                                                             --------     --------      --------
          Total current liabilities........................    41,091       42,454        45,678
                                                             --------     --------      --------
Long Term Liabilities
  Long term debt, net of current portion...................    10,568       10,877        11,130
  Deferred rent and other liabilities......................    30,021       29,125        31,920
                                                             --------     --------      --------
          Total Liabilities................................    81,680       82,456        88,728
                                                             --------     --------      --------
Stockholders' Equity
  Common stock, including excess paid-in capital ($.001 par
     value:
     100,000,000 shares authorized 27,651,555, 24,401,604
     and 24,337,452 shares outstanding at July 29, 2000,
     January 29, 2000 and July 31, 1999, respectively).....    37,438       27,807        27,509
  Retained earnings........................................    99,686      130,557       136,522
  Accumulated other comprehensive income --
     Foreign currency translation adjustments..............       889           98           280
                                                             --------     --------      --------
          Total stockholders' equity.......................   138,013      158,462       164,311
                                                             --------     --------      --------
          Total Liabilities and Stockholders' Equity.......  $219,693     $240,918      $253,039
                                                             ========     ========      ========

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 26 WEEKS ENDED
                                                              --------------------
                                                              JULY 29,    JULY 31,
                                                                2000        1999
                                                              --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(30,871)   $ (4,635)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................    11,836      11,707
  Impairment reserve and other write offs...................        --       3,900
  Deferred income taxes.....................................   (14,892)     (3,501)
  Loss on disposal of property and equipment................       386         644
  Change in assets and liabilities:
     Accounts receivable....................................     1,500       2,411
     Merchandise inventories................................    (8,378)     19,303
     Prepaid expenses and other assets......................    (1,062)     (1,090)
     Accounts payable.......................................    (2,529)      1,188
     Other liabilities......................................       896         389
     Accrued liabilities....................................    (4,357)      2,715
                                                              --------    --------
  Net cash provided by (used in) operating activities.......   (47,471)     33,031
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures........................................    (5,039)    (19,340)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.............................     9,631         654
Proceeds from borrowings....................................     5,500           0
Payments on long term debt..................................      (286)       (309)
                                                              --------    --------
     Net cash provided by financing activities..............    14,845         345
                                                              --------    --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........   (37,665)     14,036
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............    40,274      27,810
                                                              --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................  $  2,609    $ 41,846
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly-owned subsidiaries ("Gymboree") as of and for the periods ended July 29, 2000 and July 31, 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2000.

     The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

 2. INCOME TAX

     Our effective tax rate in the second quarters of fiscal 2000 and 1999 was 38.5% and 37.0%, respectively. We have recorded a $19.3 million tax benefit of our operating losses in anticipation of future profits. We will continue to evaluate the necessity of a valuation allowance in light of projected operating results.

 3. EARNINGS (LOSS) PER SHARE

     Basic EPS is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted loss per share for all periods presented is equal to basic loss per share because the potential common shares outstanding during the periods are antidilutive.

 4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), which includes net income (loss) and foreign currency translation adjustments, is as follows:

                                           13 WEEKS ENDED                    26 WEEKS ENDED
                                   ------------------------------    ------------------------------
                                   JULY 29, 2000    JULY 31, 1999    JULY 29, 2000    JULY 31, 1999
                                   -------------    -------------    -------------    -------------
                                                            (IN THOUSANDS)
Net loss.........................    $(17,108)         $(9,420)        $(30,871)         $(4,635)
Other comprehensive income
  (loss).........................         548              346              791              (80)
                                     --------          -------         --------          -------
          Total comprehensive
            loss.................    $(16,560)         $(9,074)        $(30,080)         $(4,715)
                                     ========          =======         ========          =======

 5. FOREIGN CURRENCIES

     Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Translation adjustments resulting from this process are recorded as other comprehensive income. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year.

     During the second quarter of fiscal 2000, Gymboree continued to enter into forward foreign exchange contracts to reduce exposure to foreign currency exchange risk related to certain inter-company balances and inventory purchases. The net gains and losses between the forward foreign exchange contracts and inter-

                            THE GYMBOREE CORPORATION

                                  (UNAUDITED)

company balances are included in net income. Net gains and losses on inventory purchases are accumulated in other comprehensive income and re-classified to cost of goods sold in the period the hedged inventory is booked to cost of goods sold. Effective July 1, 2000, Gymboree converted $20.6 million of inter-company balances to ten-year inter-company loans and has elected to no longer hedge these amounts.

     As of July 29, 2000, the notional amounts of Gymboree's forward foreign contracts to hedge British pounds sterling and Canadian dollars totalled $7.0 million and $1.0 million, respectively. The fair value of the contracts was approximately $22 thousand as of July 29, 2000.

 6. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS No. 138 issued in June 2000, requires companies to record derivatives on the balance sheet as assets or liabilities at fair value and was adopted by Gymboree during the second quarter of 2000. The adoption of this statement did not have a significant effect on the consolidated financial statements of Gymboree.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. Gymboree does not expect the adoption of SAB 101 to have a material effect on our financial position or results of operations.

 7. LINE OF CREDIT

     As of July 29, 2000, Gymboree had an overall credit line of $50 million that may be used for issuance of commercial letters of credit and up to $8 million of standby letters of credit and up to $15 million for cash advances. As of July 29, 2000, approximately $11.0 million was available pursuant to such lines. This facility was scheduled to expire on July 31, 2000. Gymboree uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories. The credit facility contains certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. On August 1, 2000 the bank extended the credit facility until September 30, 2000. This extension provided for an overall credit line of $60 million that may be used for issuance of commercial letters of credit and up to $6.5 million of standby letters of credit and up to $15 million for cash advances. This facility was subsequently replaced by the facility provided by Fleet Retail Finance, Inc.

     On August 24, 2000, Gymboree entered into a three-year secured facility with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for repayment of the existing credit line, working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree's maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates); plus
(ii) 85% of Gymboree's eligible credit card accounts receivable; plus (iii) 100% of eligible investments; minus (iv) applicable reserves. As of August 24, 2000, $38 million was estimated to be available pursuant to such lines. The interest rate during the term of the facility will be based on the bank's Reference Rate plus an applicable margin of up to 0.25% or Eurodollar plus an applicable margin of up to 2.50%. In addition, on August 24, 2000, Gymboree entered into a three-year term loan of $7 million with Back Bay Capital Funding LLC. The annual interest rate on the loan is 16%. Both the credit facility and term loan are secured by a blanket lien on merchandise inventories and other assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                              AS A PERCENTAGE OF NET SALES
                                      --------------------------------------------
                                            THIRTEEN               TWENTY-SIX          PERCENTAGE CHANGE
                                          WEEKS ENDED             WEEKS ENDED          IN DOLLAR AMOUNTS
                                      --------------------    --------------------     FROM 1999 TO 2000
                                      JULY 29,    JULY 31,    JULY 29,    JULY 31,    --------------------
                                        2000        1999        2000        1999      13 WEEKS    26 WEEKS
                                      --------    --------    --------    --------    --------    --------
Net sales...........................   100.0%      100.0%        100.0%    100.0%        -17%        -19%
Cost of goods sold, including buying
  and occupancy expenses............   (83.5)      (70.3)        (81.4)    (65.0)          2%         -2%
                                       -----       -----      --------     -----
  Gross profit......................    16.5        29.7          18.6      35.0         -54%        -57%
Selling, general and administrative
  expenses..........................   (50.1)      (45.3)        (46.5)    (38.8)          8%          3%
Play and music income, net..........     0.0         0.6           0.4       0.5         -92%        -31%
                                       -----       -----      --------     -----
  Operating loss....................   (33.6)      (15.0)        (27.5)     (3.3)        -85%       -560%
Foreign exchange gains (losses),
  net...............................     0.1        (0.0)          0.1       0.0         338%        164%
Net interest income (expense).......    (0.1)        0.1          (0.0)      0.1        -196%       -121%
                                       -----       -----      --------     -----
  Loss before income taxes..........   (33.6)      (14.9)        (27.4)     (3.2)        -86%       -582%
Income tax benefit..................    12.9         5.5          10.5       1.2          94%        610%
                                       -----       -----      --------     -----
  Net loss..........................   (20.7)%      (9.4)%       (16.9)%    (2.0)%       -82%       -566%
                                       =====       =====      ========     =====
Number of stores at end of period...     600         588           600       588

     THIRTEEN WEEKS ENDED JULY 29, 2000 COMPARED TO THIRTEEN WEEKS ENDED JULY 31, 1999

  Net Sales

     Net sales in the second quarter of fiscal 2000 totaled $82.8 million compared to $99.9 million in the same period last year. During the second quarter of fiscal 2000, we opened one store in Ireland and closed six U.S. stores. Comparable store sales decreased 19% or $17.5 million in the second quarter. The decline in comparable store sales continued to be driven by lower average store inventory in 2000 vs. 1999 and the lack of coordinated outfits in 2000 that reduced average transaction values and units per transaction.

  Gross Profit

     Gross profit for the thirteen weeks ended July 29, 2000 decreased 54% to $13.6 million from $29.7 million in the same period last year. As a percentage of net sales, gross profit was 16.5% in the second quarter of 2000 compared to 29.7% in the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to increased markdowns taken in 2000 that lowered our gross margin as well as a loss of leverage on occupancy expense due to a decrease in comparable store sales.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. Excluding $4.9 million of special charges recorded in 1999, SG&A expense for the second quarter of fiscal 2000 totaled $41.5 million as compared to $40.4 million for the prior year. This increase was primarily driven by higher costs related to new and relocated stores. The increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage associated with significant comp sales declines in 2000.

  Play and Music Income, Net

     Play and Music income, net decreased 92% to $47,000 during the second quarter of fiscal 2000 from $569,000 in income for the same period last year, due primarily to lower royalties and additional start-up costs associated with new corporate sites.

  Foreign Exchange Gains (Losses)

     Net foreign exchange gains totaled $100,000 during the second quarter of 2000 compared to a net loss of $42,000 in the second quarter of 1999. These gains resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

  Net Interest Income (Expense)

     Interest expense of $246,000 was incurred for the second quarter of 2000 as compared to interest expense of $402,000 for the same period last year. The decrease was due to lower average borrowings. Interest income decreased to $153,000 for the second quarter of 2000 from $499,000 in the second quarter of 1999. This decrease reflects a lower average cash balance year over year.

  Income Tax

     Our effective tax rate for the second quarters of fiscal 2000 and 1999 was 38.5% and 37.0%, respectively. We have recorded a $19.3 million tax benefit of our operating losses in anticipation of future profits. We will continue to evaluate the necessity of a valuation allowance in light of projected operating results.

     TWENTY-SIX WEEKS ENDED JULY 29, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 31, 1999

  Net Sales

     Net sales for the twenty-six weeks ended July 29, 2000 totaled $183.4 million compared to $225.6 million in the same period last year. Comparable store sales decreased 22% or $45.9 million from the prior year. The decline in comparable store sales year over year reflected the lack of coordinated outfits and a low level of overall inventory.

  Gross Profit

     Gross profit for the twenty-six weeks ended July 29, 2000 totaled $34.2 million, a 57% reduction from $78.9 million in the same period last year. As a percentage of net sales, gross profit decreased to 18.6% for the first six months of 2000 compared to 35.0% in the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to increased markdowns needed to clear non-outfitted merchandise, which lowered gross margin, as well as a loss of leverage on occupancy expense due to a decrease in comparable store sales.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. Excluding special charges of $4.9 million in 1999, SG&A expense for the twenty-six weeks ended July 29, 2000 totaled $85.2 million as compared to $82.8 million for the prior year. This increase was primarily driven by higher costs related to new and relocated stores. The increase in total SG&A expenses, as a percentage of net sales, was primarily attributable to the loss of leverage associated with significant comp sales declines in 2000.

  Play and Music Income, Net

     Play and Music income, net decreased 31% to $795,000 during the first six months of fiscal 2000 from $1,159,000 in income for the same period last year, due primarily to start-up costs associated with new corporate sites.

  Foreign Exchange Gains

     Net foreign exchange gains totaled $124,000 during the first six months of 2000 compared to $47,000 for the prior year. These gains resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

  Net Interest Income (Expense)

     Interest expense of $560,000 was incurred for the first six months of 2000 compared to $743,000 for the same period last year. The decrease was due to lower average borrowings. Interest income totaled $517,000 for the twenty-six weeks ended July 29, 2000, compared to $952,000 for the same period last year. This decrease resulted from lower average cash balances.

  Income Tax

     Our effective tax rate for the first six months of fiscal 2000 and 1999 was 38.5% and 37.0%, respectively. We have recorded a $19.3 million tax benefit of our operating losses in anticipation of future profits. We will continue to evaluate the necessity of a valuation allowance in light of projected operating results.

FINANCIAL CONDITIONS

  Liquidity and Capital Resources

     Cash used in operating activities was $47.5 million compared to cash provided by operating activities of $33.0 million in the prior year. This change was primarily due to the increase in net loss for the period, an increase in deferred taxes, and changes in working capital items.

     Cash used in investing activities totaled $5.0 million and was related to capital expenditures primarily for new store openings, as well as the relocation and/or expansion of certain existing stores. Gymboree estimates that capital expenditures during 2000 will be between $12.0 and $15.0 million, which will primarily be used to open approximately 10 new domestic and international stores, to expand approximately 10 existing stores and update the store fronts of approximately 150 stores.

     Cash and cash equivalents were $2.6 million at July 29, 2000, a decrease of $37.7 million from January 29, 2000. Working capital as of July 29, 2000 was $26.6 million compared to $57.2 million at the end of fiscal 1999.

     As of July 29, 2000, Gymboree had an overall credit line of $50 million that may be used for issuance of commercial letters of credit and up to $8 million of standby letters of credit and up to $15 million for cash advances. As of July 29, 2000, approximately $11.0 million was available pursuant to such lines. This facility was scheduled to expire on July 31, 2000. Gymboree uses these lines primarily to support letters of credit which fund its foreign sourcing of merchandise inventories. The credit facility contains certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. Additionally, the facility contains restrictions on capital expenditures. On August 1, 2000 the bank extended the credit facility until September 30, 2000. This extension provided for an overall credit line of $60 million that may be used for issuance of commercial letters of credit and up to $6.5 million of standby letters of credit and up to $15 million for cash advances. This facility was subsequently replaced by the facility provided by Fleet Retail Finance, Inc.

     On August 24, 2000, Gymboree entered into a three-year secured facility with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for repayment of the existing credit line, working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree's maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates); plus
(ii) 85% of Gymboree's eligible credit card accounts receivable; plus (iii) 100% of eligible investments; minus (iv) applicable reserves. As of August 24, 2000, $38 million was estimated to be available pursuant to such lines. The interest rate during the term of the facility will be based on the bank's Reference Rate plus an applicable margin of up to 0.25% or Eurodollar plus an applicable margin of up to 2.50%. In addition, on August 24, 2000, Gymboree entered into a three-year term loan of $7 million with Back Bay Capital Funding LLC. The annual interest rate on the loan is 16%. Both the credit facility and term loan are secured by a blanket lien on merchandise inventories and other assets.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Gymboree enters into forward foreign exchange contracts to hedge certain inter-company loans and inventory purchases (principally British pounds sterling and Canadian dollars). The term of the forward exchange contracts is generally less than 1 year. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries and the dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

     The table below summarizes by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of July 29, 2000.

                                                              NOTIONAL    FAIR
                                                               AMOUNT     VALUE
                                                              --------    -----
                                                               (IN THOUSANDS)
British pounds sterling.....................................   $7,040      $14
Canadian dollars............................................      961        8
                                                               ------      ---
          Total.............................................   $8,001      $22
                                                               ======      ===

     In the event Gymboree has borrowings under the line of credit, a higher interest rate would have an adverse impact on Gymboree because the interest rate is variable.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Gymboree has been named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of Northern Mariana Islands). A complaint was filed on January 13, 1999 in Federal District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. Those unidentified worker plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make product for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. The case was initially transferred to Federal District Court, District of Hawaii. The case is now in the process of being transferred to the United States District Court for the district Northern Mariana Islands (Saipan). Gymboree has agreed to a Settlement with the plaintiffs that would require us to pay approximately $200,000; the Settlement does not take effect until it is approved by the court.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of stockholders was held on June 2, 2000 at which time the stockholders voted on proposals as follows:

                                                            VOTES AGAINST    ABSTENTIONS AND
                                              VOTES FOR      OR WITHHELD        NON-VOTES
                                              ----------    -------------    ---------------
Election of two Class I Directors:
  Walter F. Loeb............................  22,374,997       801,754              N/A
  Alan R. Schlesinger.......................  22,806,067       370,684              N/A
Ratify the appointment of Deloitte & Touche
  L.L.P. as independent auditors for fiscal
  year ending February 3, 2001..............  23,062,051        98,661           16,039

     Walter F. Loeb and Alan R. Schlesinger were elected as Class I directors at the meeting. Continuing Class III directors are Stuart G. Moldaw, William U. Westerfield and Deborah A. Sorondo. Continuing Class II director is Barbara L. Rambo.

ITEM 5. OTHER INFORMATION

     Subsequent to our release of earnings information on August 17, 2000, for the quarter and year to date ended July 29, 2000, we corrected our calculation of the weighted average shares outstanding for such periods to reflect the correct issuance dates of the shares associated with our equity financing. This correction has adjusted our weighted average shares outstanding from 27,617,557 and 26,009,628 to 26,841,926 and 25,684,720 for such quarter and year to date period, respectively. In addition, net loss per share has been adjusted from ($0.62) and ($1.19) to ($0.64) and ($1.20) for such quarter and year to date period, respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit

     27  Financial Data Schedule

(b) Reports on Form 8-K

     Form 8-K, filed June 7, 2000, listing items 5 and 7 as they related to Gymboree's press releases in connection with an equity issuance.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE GYMBOREE CORPORATION
                                          (Registrant)

Date: September 12, 2000                  By:     /s/ LAWRENCE H. MEYER

                                            ------------------------------------

                                                     Lawrence H. Meyer
                                                  Chief Financial Officer
                                            (Principal financial and accounting
                                                           officer
                                                     of the registrant)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.34     Secured Credit Agreement with Fleet Retail Finance, Inc.,
          dated August 24, 2000
10.35     Amended Term Loan and Security Agreement with Transamerica
          Equipment Financial Services, Inc., dated August 30, 2000
27        Financial Data Schedule