Form 10-Q
period 2000-10-28
GYMBOREE CORP
filed 2000-12-12
CIK 786110

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

                FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares of common stock outstanding at December 5, 2000:
27,711,232

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                       PAGE
                                                                       ----
                      PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Statements of Operations.............    1
         Condensed Consolidated Balance Sheets.......................    2
         Condensed Consolidated Statements of Cash Flows.............    3
         Notes to Condensed Consolidated Financial Statements........    5
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................    6
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   14

                       PART II -- OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   15
Item 2.  Changes in Securities and Use of Proceeds...................   15
Item 3.  Defaults Upon Senior Securities.............................   15
Item 4.  Submission of Matters to a Vote of Security Holders.........   15
Item 5.  Other Information...........................................   15
Item 6.  Exhibits....................................................   15
Signatures...........................................................   16
Exhibit Index........................................................   17

                        PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT PER SHARE AND STORE DATA)
                                  (UNAUDITED)

                                                     13 WEEKS ENDED                39 WEEKS ENDED
                                               --------------------------    --------------------------
                                               OCTOBER 28,    OCTOBER 30,    OCTOBER 28,    OCTOBER 30,
                                                  2000           1999           2000           1999
                                               -----------    -----------    -----------    -----------
Net sales....................................   $111,881       $107,235       $ 295,279      $ 332,868
Cost of goods sold, including buying and
  occupancy expenses.........................    (76,016)       (66,124)       (225,254)      (212,878)
                                                --------       --------       ---------      ---------
     Gross profit............................     35,865         41,111          70,025        119,990
Selling, general and administrative
  expenses...................................    (43,542)       (42,851)       (128,775)      (130,503)
Play and music income, net...................        739            600           1,534          1,759
                                                --------       --------       ---------      ---------
  Operating loss.............................     (6,938)        (1,140)        (57,216)        (8,754)
Foreign exchange gains (losses), net.........        (72)           (97)             52            (50)
Net interest income (expense)................       (840)           180            (883)           389
                                                --------       --------       ---------      ---------
  Loss before income taxes...................     (7,850)        (1,057)        (58,047)        (8,415)
Income tax benefit...........................      3,022            390          22,348          3,113
                                                --------       --------       ---------      ---------
  Net loss...................................   $ (4,828)      $   (667)      $ (35,699)     $  (5,302)
                                                ========       ========       =========      =========
Loss per share:
  Basic......................................   $  (0.17)      $  (0.03)      $   (1.36)     $   (0.22)
  Diluted....................................      (0.17)         (0.03)          (1.36)         (0.22)
Weighted average shares outstanding:
  Basic......................................     27,674         24,345          26,304         24,299
  Diluted....................................     27,674         24,345          26,304         24,299
Number of stores at end of period............        604            602             604            602

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                     ASSETS

                                                            OCTOBER 28,    JANUARY 29,    OCTOBER 30,
                                                               2000           2000           1999
                                                            -----------    -----------    -----------
CURRENT ASSETS
  Cash and cash equivalents...............................   $  1,574       $ 40,274       $ 32,744
  Accounts receivable.....................................      4,813          4,920          5,699
  Merchandise inventories.................................     93,197         47,103         47,283
  Prepaid expenses........................................      3,157          3,511          3,861
  Deferred taxes..........................................      4,317          3,871          3,871
                                                             --------       --------       --------
          Total current assets............................    107,058         99,679         93,458
                                                             --------       --------       --------
PROPERTY AND EQUIPMENT
  Land and buildings......................................      9,943          9,943          9,943
  Leasehold improvements..................................     89,809         88,019         88,968
  Furniture, fixtures and equipment.......................    110,508        108,606        104,437
                                                             --------       --------       --------
                                                              210,260        206,568        203,348
  Less accumulated depreciation and amortization..........    (83,313)       (69,123)       (63,126)
                                                             --------       --------       --------
                                                              126,947        137,445        140,222
Deferred Taxes............................................     16,540          1,096          1,580
Lease Rights and Other Assets.............................      4,988          2,698          3,260
                                                             --------       --------       --------
          Total Assets....................................   $255,533       $240,918       $238,520
                                                             ========       ========       ========

                                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Current portion of long term debt.......................   $    618       $    583       $    572
  Borrowings on revolving line of credit..................     15,518             --             --
  Accounts payable........................................     39,675         18,596          8,425
  Income tax payable......................................      2,852          3,176          3,657
  Accrued liabilities.....................................     17,611         20,099         21,303
                                                             --------       --------       --------
          Total current liabilities.......................     76,274         42,454         33,957
                                                             --------       --------       --------
LONG TERM LIABILITIES
  Long term debt, net of current portion..................      9,659         10,877         11,028
  Deferred rent and other liabilities.....................     30,233         29,125         29,783
  Notes payable...........................................      7,000             --             --
                                                             --------       --------       --------
  Total Liabilities.......................................    123,166         82,456         74,768
                                                             --------       --------       --------
STOCKHOLDERS' EQUITY
  Common stock, including excess paid-in capital ($.001
     par value: 100,000,000 shares authorized; 27,702,409,
     24,401,604 and 24,345,428 shares outstanding at
     October 28, 2000, January 29, 2000 and October 30,
     1999, respectively)..................................     37,673         27,807         27,542
  Retained earnings.......................................     94,858        130,557        135,855
  Accumulated other comprehensive income --
     Foreign currency translation adjustments.............       (164)            98            355
                                                             --------       --------       --------
          Total stockholders' equity......................    132,367        158,462        163,752
                                                             --------       --------       --------
          Total Liabilities and Stockholders' Equity......   $255,533       $240,918       $238,520
                                                             ========       ========       ========

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                    39 WEEKS ENDED
                                                              --------------------------
                                                              OCTOBER 28,    OCTOBER 30,
                                                                 2000           1999
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................   $(35,699)      $ (5,302)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
  Depreciation and amortization.............................     17,862         18,305
  Impairment reserve and other write offs...................         --          3,900
  Deferred income taxes.....................................    (15,890)        (4,225)
  Loss on disposal of property and equipment................        636            949
  Change in assets and liabilities:
     Accounts receivable....................................        107          2,112
     Merchandise inventories................................    (46,356)        27,108
     Prepaid expenses and other assets......................     (1,936)         1,136
     Accounts payable.......................................     21,079        (13,417)
     Other liabilities......................................        784          1,431
     Accrued liabilities....................................     (2,488)         1,586
                                                               --------       --------
          Net cash provided by (used in) operating
            activities......................................    (61,901)        33,583
                                                               --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
                                                               --------       --------
Capital expenditures........................................     (8,000)       (28,935)
                                                               --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock.............................      9,866            687
Proceeds from borrowings....................................     22,518              0
Payments on long term debt..................................     (1,183)          (401)
                                                               --------       --------
          Net cash provided by financing activities.........     31,201            286
                                                               --------       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    (38,700)         4,934
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD............     40,274         27,810
                                                               --------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..................   $  1,574       $ 32,744
                                                               ========       ========

           See notes to condensed consolidated financial statements.

                            THE GYMBOREE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly-owned subsidiaries ("Gymboree") as of and for the periods ended October 28, 2000 and October 30, 1999 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended January 29, 2000.

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

 2. INCOME TAX

     Our effective tax rate in the third quarters of fiscal 2000 and 1999 was 38.5% and 37.0%, respectively. We have recorded a $22.3 million tax benefit of our operating losses in anticipation of future profits. We will continue to evaluate the necessity of a valuation allowance in light of performance against projected operating results.

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

 4. COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss), which includes net income (loss) and foreign currency translation adjustments, is as follows:

                                                      13 WEEKS ENDED                39 WEEKS ENDED
                                                --------------------------    --------------------------
                                                OCTOBER 28,    OCTOBER 30,    OCTOBER 28,    OCTOBER 30,
                                                   2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
                                                                     (IN THOUSANDS)
Net loss......................................    $(4,828)        $(667)       $(35,699)       $(5,302)
Other comprehensive income (loss).............     (1,053)           75            (262)            (5)
                                                  -------         -----        --------        -------
Total comprehensive loss......................    $(5,881)        $(592)       $(35,961)       $(5,307)
                                                  =======         =====        ========        =======

 5. FOREIGN CURRENCIES

     Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Translation adjustments resulting from this process are recorded as other comprehensive income. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year.

                            THE GYMBOREE CORPORATION

                                  (UNAUDITED)

     As of October 28, 2000, Gymboree had no open forward foreign exchange contracts. For the third quarter of 2000, Gymboree converted $1.9 million of inter-company balances to ten-year inter-company loans and has elected no longer to hedge these amounts.

 6. RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133, as amended by SFAS No. 138 issued in June 2000, requires companies to record derivatives on the balance sheet as assets or liabilities at fair value and was adopted by Gymboree in the second quarter of 2000. The adoption of this statement did not have a significant effect on the consolidated financial statements of Gymboree.

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

 7. LINE OF CREDIT

     On August 24, 2000, Gymboree entered into a three-year secured facility with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for repayment of the existing credit line, working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree's maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates); plus
(ii) 85% of Gymboree's eligible credit card accounts receivable; plus (iii) 100% of eligible investments; minus (iv) applicable reserves. As of October 28, 2000, approximately $6.3 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank's Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. Both the credit facility and term loan are secured by a blanket lien on merchandise inventories and other assets.

     Between October 4, 2000 and November 14, 2000 Gymboree entered into a series of amendments to the existing secured facility with Fleet Retail Finance, Inc. that increased the overall credit line to $87.5 million and reduced certain applicable reserves. The credit line and applicable reserves have since returned to original levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

                                                  AS A PERCENTAGE OF NET SALES
                                      -----------------------------------------------------    PERCENTAGE CHANGE
                                           13 WEEKS ENDED              39 WEEKS ENDED          IN DOLLAR AMOUNTS
                                      -------------------------   -------------------------    FROM 1999 TO 2000
                                      OCTOBER 28,   OCTOBER 30,   OCTOBER 28,   OCTOBER 30,   -------------------
                                         2000          1999          2000          1999       13 WEEKS   39 WEEKS
                                      -----------   -----------   -----------   -----------   --------   --------
Net sales...........................     100.0%        100.0%        100.0%        100.0%          4%       -11%
Cost of goods sold, including buying
  and occupancy expenses............     (67.9)        (61.7)        (76.3)        (64.0)         15%         6%
                                         -----         -----         -----         -----
     Gross profit...................      32.1          38.3          23.7          36.0         -13%       -42%
Selling, general and administrative
  expenses..........................     (38.9)        (40.0)        (43.6)        (39.2)          2%        -1%
Play and music income, net..........       0.6           0.6           0.5           0.5          23%       -13%
                                         -----         -----         -----         -----
     Operating loss.................      (6.2)         (1.1)        (19.4)         (2.7)        509%       554%
Foreign exchange gains (losses),
  net...............................      (0.1)         (0.1)          0.0          (0.0)        -26%      -204%
Net interest income (expense).......      (0.7)          0.2          (0.3)          0.1        -567%      -327%
                                         -----         -----         -----         -----
     Loss before income taxes.......      (7.0)         (1.0)        (19.7)         (2.6)        643%       590%
Income tax benefit..................       2.7           0.4           7.6           0.9         675%       618%
                                         -----         -----         -----         -----
     Net loss.......................      (4.3)%        (0.6)%       (12.1)%        (1.7)%       624%       573%
                                         =====         =====         =====         =====
Number of stores at end of period...       604           602           604           602

THIRTEEN WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTEEN WEEKS ENDED OCTOBER 30, 1999

  Net Sales

     Net sales in the third quarter of fiscal 2000 totaled $111.9 million compared to $107.2 million in the same period last year. During the third quarter of fiscal 2000, we opened seven and closed three stores all in the U.S. Comparable store sales increased 4% or $3.5 million in the third quarter from the same period last year. The increase in comparable store sales was expected and reflects more customer satisfaction with the desirability and quantity of our latest offerings.

  Gross Profit

     Gross profit for the thirteen weeks ended October 28, 2000 decreased 13% to $35.9 million from $41.1 million in the same period last year. As a percentage of net sales, gross profit was 32.1% in the third quarter of 2000 compared to 38.3% in the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to increased markdowns taken in 2000 that lowered our gross margin.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. Excluding $1.1 million of special charges recorded in 1999, SG&A expense for the third quarter of fiscal 2000 totaled $43.5 million as compared to $41.8 million for the same period in the prior year. This increase was primarily driven by higher costs related to new and relocated stores. Excluding special charges incurred in 1999, total SG&A expense, as a percentage of net sales, was flat compared to last year.

  Play and Music Income, Net

     Play and Music income, net increased 23% to $739,000 during the third quarter of fiscal 2000 from $600,000 in income for the same period last year, due primarily to enrollment growth in corporate sites.

  Foreign Exchange Losses

     Net foreign exchange losses totaled $72,000 during the third quarter of 2000 compared to a net loss of $97,000 in the third quarter of 1999. These losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

  Net Interest Income (Expense)

     Interest expense of $857,000 was incurred for the third quarter of 2000 as compared to interest expense of $247,000 for the same period last year. The increase was due to higher average borrowings. Interest income decreased to $17,000 for the third quarter of 2000 from $427,000 in the third quarter of 1999. This decrease reflects a lower average cash balance year over year.

  Income Tax

     Our effective tax rate for the third quarters of fiscal 2000 and 1999 was 38.5% and 37.0%, respectively. We have recorded a $22.3 million tax benefit of our operating losses in anticipation of future profits. We will continue to evaluate the necessity of a valuation allowance in light of projected operating results.

THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999

  Net Sales

     Net sales for the thirty-nine weeks ended October 28, 2000 totaled $295.3 million compared to $332.9 million in the same period last year. Comparable store sales decreased 14% or $42.2 million from the same period in the prior year. The decline in comparable store sales year over year reflected the lack of coordinated outfits from earlier in the year as well as lower inventory levels during the first half of the year.

  Gross Profit

     Gross profit for the thirty-nine weeks ended October 28, 2000 totaled $70.0 million, a 42% reduction from $120.0 million in the same period last year. As a percentage of net sales, gross profit decreased to 23.7% for the first nine months of 2000 compared to 36.0% in the same period last year. The decrease in gross profit as a percentage of net sales was primarily due to increased markdowns needed to clear non-outfitted merchandise, which lowered gross margin, as well as a loss of leverage on occupancy expense due to a decrease in comparable store sales.

  Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("SG&A") principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. Excluding special charges of $6.0 million in 1999, SG&A expense for the thirty-nine weeks ended October 28, 2000 totaled $128.8 million as compared to $124.5 million for the same period in the prior year. This increase was primarily driven by higher costs related to new and relocated stores. The increase in total SG&A expense, as a percentage of net sales, was primarily attributable to the loss of leverage associated with comp sales declines in 2000.

  Play and Music Income, Net

     Play and Music income, net decreased 13% to $1,534,000 during the first nine months of fiscal 2000 from $1,759,000 in income for the same period last year, due primarily to start-up costs associated with new corporate sites.

  Foreign Exchange Gains (Losses)

     Net foreign exchange gains totaled $52,000 during the first nine months of 2000 compared to net losses of $50,000 for the same period in the prior year. These gains and losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

  Net Interest Income (Expense)

     Interest expense of $1,417,000 was incurred for the first nine months of 2000 compared to $814,000 for the same period last year. The increase was due to higher average borrowings. Interest income totaled $534,000 for the thirty-nine weeks ended October 28, 2000, compared to $1,203,000 for the same period last year. This decrease resulted from lower average cash balances.

  Income Tax

     Our effective tax rate for the first nine months of fiscal 2000 and 1999 was 38.5% and 37.0%, respectively. We have recorded a $22.3 million tax benefit of our operating losses in anticipation of future profits. We will continue to evaluate the necessity of a valuation allowance in light of projected operating results.

FINANCIAL CONDITIONS

  Liquidity and Capital Resources

     Cash used in operating activities for the first three quarters of fiscal 2000 was $61.9 million compared to cash provided by operating activities of $33.6 million in the same period in the prior year. This change was primarily due to the increase in net loss for the period, an increase in deferred income taxes, and changes in working capital items.

     Cash used in investing activities totaled $8.0 million and was related to capital expenditures primarily for new store openings, as well as the relocation and/or expansion of certain existing stores. Gymboree estimates that capital expenditures during 2000 will be between $11.0 and $13.0 million, which will primarily be used to open approximately 10 new domestic and international stores, to expand approximately 10 existing stores and to update the store fronts of approximately 150 stores.

     Cash and cash equivalents were $1.6 million at October 28, 2000, a decrease of $38.7 million from January 29, 2000. Working capital as of October 28, 2000 was $30.8 million compared to $57.2 million at the end of fiscal 1999.

     On August 24, 2000, Gymboree entered into a three-year secured facility with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for repayment of the existing credit line, working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree's maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates); plus
(ii) 85% of Gymboree's eligible credit card accounts receivable; plus (iii) 100% of eligible investments; minus (iv) applicable reserves. As of October 28, 2000, approximately $6.3 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank's Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. Both the credit facility and term loan are secured by a blanket lien on merchandise inventories and other assets.

     Between October 4, 2000 and November 14, 2000 Gymboree entered into a series of amendments to the existing secured facility with Fleet Retail Finance, Inc. that increased the overall credit line to $87.5 million and reduced certain applicable reserves. The credit line and applicable reserves have since returned to original levels.

     We anticipate that cash generated from operations, together with our existing cash resources and funds available from current credit facilities, will be sufficient to satisfy our cash needs through at least fiscal 2000.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     The discussion in this 10-Q report contains certain forward-looking statements, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, future cash generated from operations and future cash needs. Such forward-looking statements, in particular, and Gymboree's business and operating results, in general, involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. Given these factors, we cannot assure you that we will be able to effectively continue and strengthen our operations.

WE HAVE EXPERIENCED NET LOSSES IN RECENT PERIODS AND, IF SUCH LOSSES CONTINUE IN THE FUTURE, WE MAY NEED TO OBTAIN ADDITIONAL CAPITAL TO CONTINUE OUR OPERATIONS.

     We incurred net losses of $10.6 million in our fiscal year 1999 and, to date, we have continued to incur net losses in each of our quarters in fiscal year 2000. Our losses for the quarters ended October 28, 2000, July 29, 2000 and April 29, 2000 were $4.8 million, $17.1 million and $13.8 million, respectively. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our existing operations.

WE MUST MAINTAIN A MINIMUM COLLATERAL BASE TO SECURE OUR EXISTING CREDIT FACILITY, WHICH IS NECESSARY FOR CASH BORROWINGS AND LETTERS OF CREDIT.

     The amount of our credit facility for cash borrowings and letters of credit needed for the purchase of new inventory is limited to our available collateral. Our existing credit facility fluctuates relative to our collateral base, which includes our inventory, cash, and other assets. This collateral base varies in value as a result of sales, merchandise purchases, and profitability. Lack of short-term liquidity due to reaching the limit of our collateral base could force us into seeking alternative financing or court protection from our creditors.

WE MAY NEED ADDITIONAL CAPITAL TO PURSUE OUR FUTURE BUSINESS PLANS.

     Our growth strategies may require additional capital, should our operations generate insufficient cash flow to expand our business. For example, we may need additional capital to rebuild our customer base, to broaden existing product lines and to introduce new products and concepts. To pursue this prospective business plan, we will need to fund operations, invest in capital projects and increase inventory levels. There can be no assurance that either internally generated cash will be available, or that debt or equity will be available to Gymboree on terms that are satisfactory. In addition, under the terms of our existing credit facility, we will likely need the consent of our bank lenders before incurring additional indebtedness, and there can be no guarantee that our lenders will permit us to incur new debt on terms that we otherwise find satisfactory. Also, to the extent that we raise additional capital by issuing equity, a dilutive effect on existing stockholders will likely result.

WE MAY NOT BE ABLE TO OPERATE SUCCESSFULLY IF WE LOSE KEY PERSONNEL, ARE UNABLE TO HIRE QUALIFIED ADDITIONAL PERSONNEL, OR EXPERIENCE TURNOVER OF OUR MANAGEMENT TEAM.

     The continued success of Gymboree is largely dependent on the personal efforts and abilities of our senior management and certain other key personnel and on our ability to retain current management and to attract and retain qualified key personnel in the future. Also, because customer service is a defining feature of the Gymboree corporate culture, we must be able to hire and train qualified sales associates to succeed. The loss of certain key employees, Gymboree's inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified sales associates could have a material adverse effect on our growth, our operations and our financial position. Furthermore, we have experienced significant turnover of our management team in recent years, and several members of our key management team have only recently joined us or have been promoted to executive positions for the first time. For example, our current president represents our fourth president in the last four years, and our current chief executive officer was appointed in February 2000. In addition to performing their regular duties, our new managers must spend a significant amount of time devising strategies to execute our business model. If they are unable to effectively integrate themselves into our business, to work together as a management team or to master their new roles in a timely manner, our business will suffer.

OUR BUSINESS IS SENSITIVE TO ECONOMIC CONDITIONS THAT DECREASE CONSUMER
SPENDING.

     Gymboree's financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could adversely affect our growth, net sales and profitability.

WE EXPERIENCE SEASONAL QUARTERLY FLUCTUATIONS IN OUR SALES AND RESULTS.

     Gymboree has historically experienced, and expects to continue to experience, seasonal fluctuations in our retail sales and net income. Our net sales and net income are generally weakest during the first two fiscal quarters (particularly the second quarter) and strongest during the third and fourth quarters. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. Also, any failure by us to meet our anticipated sales volume could result in our holding excess inventory, which may prompt us to offer our products at reduced prices and reduce our profitability.

WE HAVE REINSTATED OUR HISTORICAL MERCHANDISING STRATEGY AND CANNOT GUARANTEE ITS SUCCESS.

     During 1999, in an attempt to expand the customer base by changing our merchandise focus, we embarked on a re-merchandising strategy. Because the results of the re-merchandising strategy fell well below our expectations, in February 2000 we reinstated our historical strategies and integrated any benefits that flowed from the re-merchandising, including a new trademark, remodeled store interiors and updated fashions. We cannot assure you that our revised approach will regain our core customers and re-establish our core businesses.

BECAUSE WE PURCHASE AND SELL OUR PRODUCTS INTERNATIONALLY, OUR BUSINESS IS SENSITIVE TO FOREIGN RISKS ASSOCIATED WITH INTERNATIONAL BUSINESS.

     Gymboree's products are currently manufactured to specifications by independent factories located primarily in Asia, as well as the Middle East, Central America, South America, Mexico and the United States. In addition to Gymboree's reliance on foreign manufacturers, Gymboree has operations in Europe and Canada. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, currency fluctuations, natural disasters, social or political unrest, disruptions or delays in shipments or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers or stores are located. Gymboree cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to sell our products in international markets. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources or mills were to cease doing business with us for any reason, there could be a material and adverse effect on Gymboree's results of operations and financial position.

WE WILL NOT BE ABLE TO MAINTAIN SUFFICIENT INVENTORY LEVELS IF OUR INDEPENDENT MANUFACTURERS FAIL TO PROVIDE THE REQUIRED PRODUCTION CAPACITY.

     Gymboree currently relies on unaffiliated manufacturers to produce substantially all of our products, with whom we have no long-term contracts and from whom we typically purchase goods on an order-by-order basis. Many of our unaffiliated manufacturers produce goods for other companies, with which we compete for production facilities and import quota capacity. If Gymboree experiences significant increased demand, which cannot be foreseen, or in the event any of our key manufacturers is unable or unwilling to continue to manufacture Gymboree's products, Gymboree may not be able to obtain sufficient capacity from our other current manufacturing sources or to identify and qualify new unaffiliated sources in a timely manner. Any significant delay in our ability to obtain adequate supplies of products from our current or alternative sources would materially and adversely affect the business and results of operations.

ZUTOPIA REPRESENTS A NEW BUSINESS FOR US, AND WE CANNOT GUARANTEE THAT WE WILL BE ABLE TO OPERATE IT PROFITABLY.

     Because Zutopia represents a new business for us, we cannot assure you that we will be able to operate it profitably. During 1999, Gymboree opened 19 stores under our new Zutopia product line, which offers clothing for girls between the ages of seven and 14. We have not opened any Zutopia stores in 2000, and we will likely review the performance of the Zutopia stores in the near future and decide to expand the number of stores or to close or sell some or all of them. Zutopia involves risk and uncertainties, including no operating history, no history of market acceptance, potentially higher expenses without corresponding revenue increases, negative impact on earnings, difficulty in obtaining new store sites and adequate sources of merchandise, competition from other retailers and uncertainties generally associated with apparel retailing. In addition, Gymboree needs to support the production, merchandising and promotion of Zutopia. Our limited experience with marketing apparel to this demographic segment could materially and adversely affect our ability to successfully develop this product line. If we are unable to operate Zutopia profitably, our aggregate losses could significantly increase which, in turn, could harm our business and financial condition.

OUR RESULTS MAY BE IMPAIRED BY CHANGES IN FASHION TRENDS AND CONSUMER
PREFERENCES.

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

WE CANNOT MAINTAIN AND GROW OUR SALES AND PROFITABILITY WITHOUT THE CONTINUED DEVELOPMENT OF NEW PRODUCTS.

     Gymboree's continued growth and success depend in large part on our ability to successfully develop and introduce new products that are perceived to represent an improvement in style, functionality or value compared to products available in the marketplace. Failure to regularly develop and introduce new products successfully could materially and adversely impact future growth and profitability. In addition, in the future Gymboree may introduce certain new products and concepts that may represent a shift in concept, design and target market demographics from our traditional products. These new products may have shorter life cycles, thereby requiring more frequent product introductions than Gymboree's traditional product lines. Furthermore, these products and the introduction of more products could dilute Gymboree's image as a leading supplier of quality children's apparel in the newborn-to-seven age range and lead to a reduced demand for our existing products.

THE HIGHLY COMPETITIVE BUSINESS IN WHICH WE OPERATE MAY IMPAIR OUR ABILITY TO MAINTAIN AND GROW OUR SALES AND RESULTS.

     The children's apparel segment of the specialty retail business is highly competitive, and we may not be able to compete successfully in the future. Gymboree competes on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), The Children's Place and Talbots Kids and certain leading department stores as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.) and Kids 'R' Us (a division of Toys 'R' Us, Inc.). Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. Zutopia competes with Limited Too and with the girls' lines of Abercrombie & Fitch and American Eagle Outfitters. We also compete with children's retailers that sell their products by mail order or over the Internet. Many of these competitors are larger and have substantially greater financial, marketing and other resources than Gymboree. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

OUR BUSINESS IS SENSITIVE TO CHANGES IN SEASONAL CONSUMER SPENDING PATTERNS THAT ARE BEYOND OUR CONTROL.

     Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the months of November and December, during the holiday season. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. Such a circumstance could cause us to have excess inventory, necessitating mark-downs to minimize this excess, which would reduce our profitability. Also, because Gymboree typically spends more in labor costs during the holiday season, when we hire temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

OUR BUSINESS WILL SUFFER IF OUR INDEPENDENT MANUFACTURERS FAIL TO PRODUCE APPAREL THAT MEETS OUR QUALITY STANDARDS.

     Gymboree has occasionally received, and may in the future continue to receive, shipments of products from unaffiliated manufacturers that fail to conform to our quality control standards. We cannot assure you that our independent manufacturers will continue to produce products that comply with Gymboree's standards. In such an event, unless we are able to obtain replacement products in a timely manner, Gymboree may lose revenue and experience related increased administrative and shipping costs. Also, the failure of any key unaffiliated manufacturer to supply products that conform to Gymboree's standards could materially and adversely affect our reputation in the marketplace.

WE MAY SUFFER NEGATIVE PUBLICITY IF ANY OF OUR PRODUCTS ARE FOUND TO BE UNSAFE.

     Gymboree currently tests most toys and similar products sold in our stores. However, we may end this practice in the foreseeable future, as we anticipate that a larger portion of the toys and similar products we sell will be products that we buy from market sources for resale to our customers. If these products have safety problems of which we are not aware or if the Consumer Product Safety Commission recalls a product sold in our stores, we may experience not only negative publicity, which could adversely impact our sales and reputation, but also product liability lawsuits, which could have a material adverse effect on our reputation, business and our financial position.

WE MAY BE SUBJECT TO NEGATIVE PUBLICITY OR BE SUED IF OUR MANUFACTURERS VIOLATE LABOR LAWS OR ENGAGE IN PRACTICES THAT OUR CUSTOMERS BELIEVE ARE UNETHICAL.

     We seek to require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices. If an independent manufacturer violates labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, Canada or Europe, Gymboree could in turn experience negative publicity or be sued. Negative publicity regarding the production of our products could materially adversely affect sales of our products and our business, and a lawsuit could materially adversely effect our financial position.

     For example, Gymboree has been named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was transferred to the U.S. District Court for the District of Hawaii. That court ordered the case transferred to U.S. District Court for the District of the Northern Mariana Islands. The transfer to the District Court in the Northern Mariana Islands was stayed by the Ninth Circuit Court of Appeals, so that it could review the legal issues involved. The plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make products for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs that would require us to pay approximately $200,000, but the settlement will not take effect until it is approved by the court, which cannot take place until the transfer issues are decided. There can be no assurance that the court that ultimately hears the motion to approve the settlement will approve it.

THE LOSS OF A KEY VENDOR COULD IMPAIR OUR ABILITY TO OBTAIN A SUFFICIENT QUANTITY OF FABRIC FOR OUR APPAREL.

     In fiscal 1999, one vendor accounted for a majority of our cotton knit fabric purchases. The loss of this vendor, or a delay in obtaining fabric from this vendor, could have a material adverse effect on our business and operating results, though we believe that other sources could be identified to satisfy our requirements for cotton knit fabrics.

OUR BUSINESS MAY BE HARMED BY ADDITIONAL UNITED STATES REGULATION OF FOREIGN TRADE.

     Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and results of operations. If the U.S. government imposes any such charges or restrictions, the supply of products could be disrupted and their cost could substantially increase, either of which could materially adversely affect our operating results.

OUR BUSINESS WILL BE IMPAIRED IF WE CANNOT PROTECT OUR TRADEMARKS.

     We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to create and sustain demand for and to market our products. We believe that there are no currently pending material challenges to the use or registration of any of Gymboree's registered trademarks. There can be no assurance, however, that our trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that Gymboree would, in such an event, not be prevented from using our trademarks, any of which could have a material adverse effect on Gymboree and our business. In addition, we could incur substantial costs in defending legal actions taken against Gymboree relating to our use of trademarks, which could have a material adverse effect on our results of operations and financial position.

     From time to time, Gymboree discovers products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon trademark rights held by Gymboree. If Gymboree is unsuccessful in challenging a third party's products on the basis of trademark infringement, continued sales of such products by that or any other third party could adversely impact the Gymboree brand, result in the shift of consumer preferences away from Gymboree and generally have a material adverse effect on our results of operations and financial position.

A DISASTER COULD SEVERELY DAMAGE OUR OPERATIONS.

     Our operations depend on our ability to maintain and protect our computer systems, on which we rely to manage our purchase orders, store inventory levels, accounting functions and other aspects of our business. We have computer systems located in each of our stores, with the main database server for our systems located in Burlingame, California, which exists on or near known earthquake fault zones. A disaster could severely damage our business and results of operations not only by damaging our stores, but also by damaging our main server, which could disrupt our business for an indeterminate length of time. Although the outside facility that hosts our main server is designed to be fault tolerant, our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case. We have a disaster recovery plan in effect and some redundant systems for our service at an alternate site.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Gymboree enters into forward foreign exchange contracts to hedge certain inventory purchases (principally British pounds sterling and Canadian dollars). The term of the forward exchange contracts is generally less than 1 year. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries and the dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

     As of October 28, 2000, Gymboree had no open forward foreign exchange contracts.

     Gymboree's current borrowings under its line of credit are subject to a variable interest rate which, if increased, would have an adverse impact on Gymboree.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Gymboree has been named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was transferred to the U.S. District Court for the District of Hawaii. That court ordered the case transferred to U.S. District Court for the District of the Northern Mariana Islands. The transfer to the District Court in the Northern Mariana Islands was stayed by the Ninth Circuit Court of Appeals, so that it could review the legal issues involved. The plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make products for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs that would require us to pay approximately $200,000, but the settlement will not take effect until it is approved by the court, which cannot take place until the transfer issues are decided. There can be no assurance that the court that ultimately hears the motion to approve the settlement will approve it.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Between October 4, 2000 and November 14, 2000 Gymboree entered into a series of amendments to the existing secured facility with Fleet Retail Finance, Inc. that increased the overall credit line to $87.5 million and reduced certain applicable reserves. The credit line and applicable reserves have since returned to original levels.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

    10.36  First Amendment To Secured Credit Agreement With Fleet
           Retail Finance, Inc. dated October 9, 2000.
    10.37  Second Amendment To Secured Credit Agreement With Fleet
           Retail Finance, Inc. dated October 30, 2000.
    10.38  Third Amendment To Secured Credit Agreement With Fleet
           Retail Finance, Inc. dated November 14, 2000.
    27     Financial Data Schedule

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE GYMBOREE CORPORATION
                                          (Registrant)

Date: December 12, 2000                   By:     /s/ LAWRENCE H. MEYER
                                            ------------------------------------
                                                     Lawrence H. Meyer
                                                  Chief Financial Officer
                                            (Principal financial and accounting
                                                           officer
                                                     of the registrant)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.36     First Amendment To Secured Credit Agreement With Fleet
          Retail Finance, Inc. dated October 9, 2000.
10.37     Second Amendment To Secured Credit Agreement With Fleet
          Retail Finance, Inc. dated October 30, 2000.
10.38     Third Amendment To Secured Credit Agreement With Fleet
          Retail Finance, Inc. dated November 14, 2000.
27        Financial Data Schedule