Form 10-K
period 2001-02-03
GYMBOREE CORP
filed 2001-05-04
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

OR

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 000-21250 THE GYMBOREE CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE	94-2615258
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 AIRPORT BOULEVARD, SUITE 200,	94010-1912
BURLINGAME, CALIFORNIA (Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650)-579-0600 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE	NASDAQ NATIONAL MARKET

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

Yes [X]	No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 30, 2001, was approximately $154,891,761, based upon the last sales price reported for such date on the Nasdaq National Market.

     As of April 30, 2001, 22,095,829 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 27, 2001 (hereinafter referred to as the “Proxy Statement”) is incorporated by reference into Part III.

THE GYMBOREE CORPORATION

TABLE OF CONTENTS

		PAGE NUMBER
	PART I

ITEM 1	BUSINESS	5

ITEM 2	PROPERTIES	17

ITEM 3	LEGAL PROCEEDINGS	17

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

	PART II

ITEM 5	MARKET FOR REGISTRANT’S COMMON EQUITY AND
	RELATED STOCKHOLDER MATTERS	18

ITEM 6	SELECTED CONSOLIDATED FINANCIAL DATA	19

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
	AND RESULTS OF OPERATIONS	20

ITEM 7A	QUANTITATIVE AND QUALITATIVE EXPOSURES ON MARKET RISK	24

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	26

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	ACCOUNTING AND FINANCIAL DISCLOSURES	41

	PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	41

ITEM 11	EXECUTIVE COMPENSATION	41

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
	AND MANAGEMENT	41

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	41

	PART IV

ITEM 14	EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K	41

Signatures		45

4

     This annual report on Form 10-K contains certain forward-looking statements reflecting our current view of future events and financial performance. Our actual future performance may not meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in the “Business” section and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this annual report on Form 10-K.

PART 1

ITEM 1.  BUSINESS

     The Gymboree Corporation (Gymboree) is a leading specialty retailer of high quality apparel and accessories for children. Gymboree operates an international chain of stores, primarily in regional shopping malls, and in selected suburban and urban locations.

     As of February 3, 2001, Gymboree operated 580 stores, including 528 Gymboree stores in the United States, 20 Gymboree stores in Canada and 32 Gymboree stores in Europe, as well as an online store at www.gymboree.com. Under the GYMBOREE(R) brand name, we design and contract manufacture children’s apparel and accessories for sale exclusively by Gymboree. Our products are characterized by child-appropriate, fashionable colors and prints, complex embellishment, comfort, functionality and durability. Gymboree stores offer high-quality apparel and accessories for children ages newborn to seven years. Gymboree also offers directed parent-child developmental play programs for children ages newborn to four years old at more than 439 franchised and corporate-operated locations in the United States and 16 other countries. As of February 3, 2001, Gymboree also operated 19 Zutopia stores, pending sale to The Wet Seal, Inc. Effective March 25, 2001, Gymboree sold 18 of the Zutopia stores to The Wet Seal, Inc. and closed one store. For a discussion of the Zutopia business and its sale, please refer to the “Zutopia” section on page 12.

     Gymboree was organized in October, 1979, as a California corporation, and re-incorporated in Delaware in June, 1992.

BUSINESS STRATEGY

     The business strategy for Gymboree stores consists of the following principal elements:

–	High Quality Apparel: We strive to offer our customers high quality apparel with an excellent price/value relationship. We design the merchandise to be comfortable, functional, safe and durable by placing particular emphasis on high quality fabrics and detailed garment construction.

–	Brand Name Recognition: Gymboree has developed a clearly recognizable brand image, translating to “good things for children.” This image was initially built through our Play & Music Programs, a quality experience in the lives of young families, which was the original business of Gymboree. Customers associate shopping at Gymboree with unique, high quality, appealing, colorful children’s clothing and accessories sold in an attractive and friendly environment.

–	Integrated Operations: Design, Contract Production and Retailing. We believe that the vertical integration of our operations enables us to identify and respond to market trends, maintain rigorous product quality standards and closely monitor the distribution of our products.

–	Exclusive Distribution Channels: During 2000, our products were sold through Gymboree retail stores, the Gymboree on-line store (www.gymboree.com) and, to a limited extent, through our Play & Music sites. From time to time, we may liquidate inventory through other channels.

–	Responsive Customer Service: Customer service and satisfaction are defining features of the Gymboree corporate culture. Assisting customers in merchandise selection and outfit coordination is the top priority of Gymboree team members. We believe that this customer service in combination with our merchandise encourages multiple item purchases per customer.

5

MERCHANDISING PHILOSOPHY Historically, Gymboree’s merchandise focus has contained the following key elements:

1.	Items are designed utilizing classic silhouettes, bright colors and predominately cotton knit fabrics, in the context of coordinating outfits intended to incent multiple unit purchases by customers.

2.	Outfits are developed within the context of lines that are delivered on a monthly basis.

3.	Gymboree follows a policy of buying inventory at levels intended to meet demand for full price selling and markdown sales, and follows a strict markdown policy based on time in store, to ensure appropriate markdown clearance demand to make way for the upcoming delivery.

4.	Lines are merchandised in-store in their entirety, at both full price and at first markdown price. Subsequent markdown items are normally housed without regard to line integrity.

     During 1999, in an attempt to expand the customer base by changing our merchandise focus, we embarked on a re-merchandising strategy. To facilitate this re-merchandising, among several other steps, we changed our store interiors by removing display fixtures (the “pediments”), introduced a new trademark, and took a one-time special charge. The specifics of the re-merchandising were:

1.	Changing the fashion direction of our goods to be more innovative, diverse, and modern. Among the fashion changes was the decision to move away from outfit dressing into a “separates” offering, and to include a broader palette of color and more fabric diversity.

2.	Items were developed in the context of classifications (e.g., sweaters, woven pants, hats) and delivery was altered from discrete lines on a planned basis to ongoing flow of items as received. Each of these moves was designed to maintain freshness of product offering at store levels.

3.	Inventory levels were set with the strategy being creation of scarcity value and reduction of markdown sales in order to build margin rates on total sales. Items were marked down based on performance and housed in store according to price point.

4.	Changing the way merchandise is displayed in our stores, from coordinated items displayed near each other to classification display (e.g., all girls’ sweaters near each other or all boys’ pants in one area of the store).

     Because the results of the re-merchandising strategy fell well below our expectations, in February 2000 we announced several changes to the re-merchandising strategy, essentially to reinstate the historical strategies while integrating any benefits which flowed from the re-merchandising, including the new trademark, remodeled store interiors, and some level of updated fashions. The changes are part of an effort to regain our core customers and re-establish our core business, offering child-appropriate outfit dressing, with the recognition that some markdown sales are profitable and necessary to drive sales volume.

STORE MANAGEMENT STRATEGY

     Our first priority is to improve the productivity of our existing store base by increasing sales, improving inventory flow and optimizing the allocation of product. In addition, Gymboree seeks strategically to manage our current store portfolio by expanding the size of high-performing stores, opening new stores in major metropolitan malls, certain secondary regional malls and in select downtown street locations that satisfy certain demographic and financial return criteria, and closing under-performing stores. In fiscal 2000, Gymboree opened 9 new stores (seven in the U.S., one in Canada, one in Europe), relocated and/or expanded 6 existing Gymboree stores, and closed 15 Gymboree stores. The average size of new stores opened during 2000 was approximately 1,900 square feet. During fiscal 2001, we plan to relocate and expand 10-15 stores, open up to 10 stores and close approximately 10 stores. Included in our 2001 new store openings are approximately three stores in Canada. Our ability to continue to expand the number of stores successfully in the future will depend on a number of factors, including the availability of suitable store locations, the negotiation of acceptable lease terms, our financial resources and the ability to control the operational aspects of this growth.

     Gymboree expanded from two Gymboree stores in California in 1986 to 599 Gymboree and Zutopia stores, including 547 stores in 50 states and the District of Columbia, 20 stores in Canada and 32 stores in Europe, as of February 3, 2001. The following table sets forth, by geographic region, the net number of stores opened and closed during each of the periods indicated.

     Less than 10% of Gymboree’s revenues come from and less than 10% of Gymboree’s long-lived assets are located outside the United States.

	Fiscal Year
	Prior to 1994	1994	1995	1996	1997	1998	1999	2000	Total
East	52	14	14	17	23	30	6	(5)	151
Midwest	26	12	19	25	10	24	1	0	117
South	25	23	26	12	29	39	4	(3)	155
West	49	8	11	16	7	14	0	0	105
Europe	0	0	0	0	6	18	7	1	32
Canada	0	0	0	5	6	4	4	1	20
Gymboree	152	57	70	75	81	129	22	(6)	580
Zutopia	0	0	0	0	0	0	19	0	19
Total	152	57	70	75	81	129	41	(6)	599

     Site Selection. In selecting new store sites, Gymboree typically looks for high traffic locations ranging from 1,500 to 3,000 square feet in regional malls, specialty centers and suburban main street locations. Our real estate process includes extensive analysis of potential store sites and bases its selection on the performance of other specialty retail tenants, size of the market and demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and the number of children in the trade area are important considerations. Although our current stores are located primarily in regional malls, we have opened stores in alternative locations. In addition, we plan to relocate some higher volume stores within the same malls where we anticipate receiving a competitive advantage. There can be no assurance that Gymboree will continue to be successful in either obtaining favorable sites for our new stores or negotiating favorable lease terms for such sites.

PRODUCTS AND MERCHANDISING

     Gymboree’s merchandise has evolved significantly over time. Prior to 1988, Gymboree offered unisex apparel for children ages six months to five years and a selection of non-apparel products, including toys. Since 1989, we have broadened our apparel merchandise assortment by developing separate big boys’, big girls’, baby boys’, baby girls’ and newborn lines, and by distinguishing assortments to be age-appropriate for children from newborn to seven years old, all under the Gymboree label. Gymboree currently offers customers an assortment of high quality, comfortable, coordinated lines of GYMBOREE(R) brand apparel and accessories, consisting primarily of pants, tops, overalls, dresses, socks, hats, crib shoes, swimwear, sweaters, outerwear, underwear, bodysuits, blankets and shoes. Our merchandising strategy focuses upon the quality and design of the apparel products and planned introduction of new product lines, along with a steady supply of fashion basics in seasonal colors and designs intended to satisfy customers’ needs for woven overalls, knit leggings, shorts and pants, tee-shirts and bodysuits for babies. Gymboree strives to create a distinctive look for its merchandise to enhance brand recognition and stimulate repeat purchases. Except for fashion basics, Gymboree apparel is designed, manufactured, purchased and merchandised by line.

     Each of Gymboree’s stores features 10 - 13 major fashion merchandise lines per year. Each merchandise line generally consists of approximately 45 clothing items, encompassing matching tops and bottoms, with coordinated color palettes, patterns and designs. Additionally, each line features a wide selection of related accessories that complement the apparel, such as coordinated socks, hats, shoes and hair accessories. In order to maintain the freshness of its merchandise, Gymboree regularly updates the assortments by rotating each line on an 11- to 13-week selling cycle. Although Gymboree generally is unable to reorder items after a line has been purchased, we carefully monitor the rotation schedule, and we have the ability to move up the set-up of new lines based on selling demand. Merchandise in each line generally flows through a structured markdown process.

     The coordinated line deliveries are complemented by accompanying deliveries of basic merchandise. These items are intended to coordinate with several lines on a seasonal basis, and are generally less embellished and priced lower than the fashion offerings. The amount of any given delivery that is composed of basics varies by department. The basics are intended to mitigate fashion risk, augment fashion purchases, and deliver gross margin dollars to Gymboree.

     Gymboree’s presentation maximizes customer convenience in selection, by displaying outfits on mannequins and placing featured items in easily-found, nearby displays. Our visual merchandising effort creates an attractive selling environment and assists team members in the process of wardrobing, which, we believe, stimulates purchases of multiple matching items. Merchandise is displayed by department (big boy, big girl, baby boy, baby girl, newborn), in separate areas of the stores. Also, accessories are shown within each department, and seasonal “capsules” are displayed in various areas. These capsules may include special seasonal merchandise (themed 4th of July items, swim wear, rain wear, etc.) The front table in each store displays an assortment of items from all departments, and serves to feature a given segment of the product offering (pajamas for Christmas, Valentine’s day items, etc.). A typical store offers approximately 200 to 250 styles of apparel and approximately 100 to 120 accessories and other non-apparel items. Gymboree stores generally do not have dressing rooms.

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

     Gymboree manages the production of apparel from the initial product concept, through color and pattern design, fabric development and testing, sample approval and testing and garment manufacturing. We believe that the vertical integration of operations and the coordinated efforts of our merchandising and design, production, and planning teams enable Gymboree to create distinctive offerings and control quality. The merchandising and design team determines the styles for merchandise based on an evaluation of current style trends as well as a review of the popularity of the prior year’s products. This team works closely with Gymboree’s merchandise planning team to select garment styles for each season. In conjunction with foreign buying agents, the production team arranges fabric sourcing and garment production while the quality team ensures that the final products satisfy Gymboree’s detailed specifications and strict quality and safety standards. The process from initial product concept/design to receipt of finished product requires approximately nine months for fashion collections, somewhat less time for basic items. Fabric and production commitments are made approximately five months before receipt of the finished garments at our distribution center.

     Throughout the design process, Gymboree’s merchandise team prepares financial forecasts for each line of clothing on an item-by-item basis. Certain proposed items in a line may be revised or replaced as a result of this team’s financial analysis. This team also monitors inventories on a daily basis, prepares seasonal plans and develops unit production forecasts.

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

     Gymboree’s quality control team arranges with independent testing laboratories to test fabrics prior to cutting against established performance standards for quality and safety. During the prototype sampling stage and following manufacturing, the technical teams subject the merchandise to tests, which ensure that construction, workmanship and fit, as well as the style and appearance of the garments, satisfy Gymboree’s stringent specifications. Subsequently, the production and quality control teams review the garment test and bulk production inspection results to verify that the quality is consistent with Gymboree’s high standards. Gymboree generally does not purchase its finished apparel products until manufacturing has been completed and the products have been approved by independent testing labs and Gymboree’s quality control and production teams.

Gymboree engages factories that agree to our Terms of Vendor Engagement, which require compliance with local laws and, whether or not permitted by local law, require the factories not to employ child or forced, prison or indentured labor. Gymboree personnel make periodic visits to factories and retain a social compliance firm to conduct random audits of factories, including payroll practices and worker living conditions. In the event that we become aware of a significant violation of our Terms of Vendor Engagement, we will take action including, when we deem it appropriate, the ceasing of business with the effected factory.

STORE OPERATIONS

     The primary objective of store management is to maximize sales by providing superior customer service. Store management is principally responsible for sales training and implementing performance evaluation systems. In a continuing effort to minimize sales personnel time away from customers, operational procedures are reviewed and streamlined by the store operations team prior to implementation at the store level. This team is also responsible for field and store staffing, daily sales motivation and central office-to-store communications. Our merchandising team also interacts with store personnel and is responsible for developing merchandise presentation plans that can be effectively implemented at the store level. Merchant-store communication is an important avenue for matching merchandise with customer desires communicated from customers through store personnel directly to merchants.

     Gymboree North American store operations are managed by seven Regional Business Directors through 56 operating districts. Each District Sales Manager is responsible for approximately 8-10 stores. Store staffing levels vary with store volume. During the holiday selling season, store personnel levels are substantially increased to accommodate peak traffic levels. The 32 stores in Europe constitute one region, which is divided into three districts with similar team member staffing as in North America.

     A number of programs offer incentives to store personnel. Sales associates receive compensation primarily in the form of hourly wages. Incentive structures are designed to maximize store contribution and comparable sales growth. Scheduling procedures allocate payroll hours to stores based upon sales performance rather than simple availability. Regional Business Directors and District Managers receive compensation in the form of salaries, performance-based bonuses and stock options.

CUSTOMER SERVICE

     Customer service is a defining feature of the Gymboree corporate culture. We believe that knowledgeable and enthusiastic store personnel have a direct impact on profitability. Gymboree places great emphasis on the selling function through consistent and on-going training and evaluation systems which are initiated by the central office and administered by field management at all levels. Our store managers spend most of their time on the sales floor assisting customers and coaching their selling teams. District Managers spend the majority of their work week on selling floors, providing leadership by inspecting the total customer experience throughout their district. Regional Business Directors develop and execute business plans and are responsible for achieving plan numbers for their regions.

     Customer service is a high priority for Gymboree. Our customer focus is emphasized in recruiting and, as measured by sales, is the primary component in the on-going evaluation of personnel performance. We minimize sales associates’ time spent on administrative functions by centrally determining merchandise display and replenishment, markdowns and basic labor scheduling. By emphasizing friendliness, product knowledge and personal attention, we believe that Gymboree has established a reputation for excellent customer service.

STORE ENVIRONMENT

     Gymboree stores are designed to create an energetic and enjoyable shopping environment. The brightly lit stores and glass store-fronts allow the colorful in-store environments to attract customers from the outside. Stores are constructed in an open manner which enables customers to see virtually all product offerings from the store’s entrance.

     During 2000, a new storefront sign was introduced, which matches our updated logo and trademark. The new signage was applied to approximately 170 stores. The remainder of the stores will receive the new sign before the end of 2002. The storefront appearance is modified when the new signage is added, and features a cleaner, updated look versus our former natural wood arches supported by giant children’s building blocks and brightly colored “dancing” letters. The sign change results in updating our look while at the same time attracting customer attention and inviting customers to enter. Gymboree believes creating a uniform trademark presentation is important, from storefront to packaging, hang tags and labels inside product.

     Inside Gymboree stores, merchandise is displayed on a front table display stand, mannequins, fixtures, and store walls by department in coordinated outfits, which allows easy accessibility and provides ample floor space for customers to maneuver strollers within the store. In 2000, we introduced new store fixtures to a small number of our stores, and we plan to roll out the new fixtures to approximately 80 additional stores during 2001. The new fixtures are characterized by wooden pillar display units, which permit fungible division of departments, use of hanging art to brighten store interiors, and changeable displays of small clothing items and accessories. While parents shop in Gymboree stores, children are encouraged to play with small toys placed throughout the store for this purpose, and to enjoy Gymboree videos which run continuously throughout the day on screens set at a child’s eye level.

MARKETING AND PROMOTION

     Whereas Gymboree previously relied primarily on word of mouth advertising, during 2000 we considered expanding the effort. Our goal in all marketing activities is to expand our customer base. Various techniques were tested and implemented. During 2000, we began a partnership with Growing Families, an organization mailing promotional materials to parents of new babies through use of hospital name lists. Each such mailing contains a promotional piece for Gymboree stores and Play & Music Programs, variously offering 20% off full-price merchandise purchases, a free class session at a Play & Music Program, or other incentives. We conducted direct mail campaigns and provided “bag stuffer” bounce back coupons to customers who made purchases during the year, and we plan to continue with these types of campaigns in the future. During the back-to-school and winter holiday shopping periods, Gymboree tested television advertising in three major markets, resulting in measurable improvements in traffic in these markets. We will consider television advertising again, though no plans are in place to undertake such campaigns at this time. Looking forward, we may undertake print and other electronic advertising, in-store events and planned promotions, cross-promotional opportunities, direct mail and organized telephone campaigns. We also believe that creating synergy between the stores and Play & Music Programs may help fuel effective marketing, advertising and promotional efforts.

ELECTRONIC COMMERCE

     Gymboree launched its first web site at www.gymboree.com during fiscal 1997 and has continued to upgrade the technology, operations and merchandise offerings. This web site offers for sale Gymboree merchandise for children between the ages of newborn and seven years old. During 2000, our entire product offering was available through the on-line store. We will continue to develop our web presence for corporate identification and expansion of sales.

MERCHANDISE DISTRIBUTION

     Gymboree’s merchandise is shipped primarily via ocean carriers from foreign ports to ports in the U.S., Canada and Ireland. From there it is delivered to our distribution centers located in Dixon, California, (for U.S. stores), to Toronto, Ontario, (for Canadian stores), and to Shannon, Ireland (for European stores). Contract manufacturers or vendors are required to complete manufacturing and deliver merchandise to our foreign consolidator within a designated shipping window. This shipping window ensures timely delivery of the product to Gymboree’s U.S., Canadian and Irish distribution centers using cost-effective ocean transportation.

     Our transportation department coordinates the transportation of all purchase orders and monitors the timeliness of these shipments. Customs clearance takes place upon entry of goods to the U.S., Canada and Ireland. Samples of all items are reviewed by U.S. or local customs agents prior to the actual shipment of merchandise. This process reduces the customs clearance time and speeds the delivery of the merchandise to Gymboree.

     Our U.S. merchandise is received, checked, processed and distributed through our U.S. distribution center in Dixon, California. This distribution center is a Gymboree-owned 300,000 square foot facility, which opened in January, 1998. New lines are received at the distribution center approximately three to four weeks before the intended in-store date. The merchandise is processed, packed by store and delivered on a targeted in-store date approximately once per month. Merchandise is periodically replenished based on store sell-through. Merchandise for distribution to Europe is shipped directly from the factory to a 26,000 square foot leased facility in Shannon, Ireland, where it is processed for delivery to the stores. Merchandise destined for Canadian stores is shipped directly to a third-party distribution center in Toronto, Canada.

     Outbound transportation is also coordinated by our transportation team. During 2000, store orders were consolidated by region and shipped via truckload carriers into the downstream terminals of regional less-than- truckload carriers, allowing Gymboree to build full trailers, thereby reducing the delivery cost per unit.

MANAGEMENT INFORMATION SYSTEMS

     Gymboree’s information systems provide integration of store, merchandising, distribution and financial systems. These systems operate on Unix and NT platforms. Gymboree also outsources technological support, including the point-of-sale help desk, network administration and computer operations. Sales and other inventory management information are updated daily in the merchandise reporting systems by communicating with each store’s point-of-sale system. Gymboree evaluates information obtained through daily reporting to supplement merchandising decisions regarding replenishments, markdowns and allocation of merchandise.

     Gymboree believes that our information systems are essential in achieving our growth plans and maintaining a competitive industry position. We are committed to utilizing technology as a competitive advantage.

PLAY & MUSIC PROGRAMS

     As of February 3, 2001, Gymboree’s Play & Music Programs included 29 Company-operated play centers in California and 410 franchisee-operated play centers, of which approximately 70% are located in the United States, and the remaining 30% are located in other countries, including Australia, Canada, France, Korea, Malaysia, Mexico, Singapore, and Taiwan. In addition to generating income, we believe that the Play & Music Programs provide attractive cross-marketing opportunities for Gymboree stores and further strengthen the GYMBOREE(R) brand name recognition with retail customers. See “Marketing and Promotion.”

     The Gymboree Play & Music Programs are designed to enhance early childhood development through fun-filled sensory and motor activities, which engage children through sight, touch, sound and movement. Motor skill development is stimulated through physical play and exercise in an exciting, safe environment which includes proprietary, developmentally appropriate play equipment. The Gymboree Play & Music Programs involve weekly 45-minute classes offered throughout the year. Classes are designed to interest and challenge children through activities that are tailored to enhance mental and physical development as well as to provide opportunities for socializing. In addition to sliding, climbing, jumping and running, classes include music, structured play activities, games and often a finale featuring a colorful parachute, songs, bubbles and GYMBO(R) the clown. At least one parent or caregiver accompanies each child and participates in the activities with their children.

     Gymboree classes are offered to children aged newborn to four years old. GymBabies (for ages newborn to six months) introduce sensory play with special props and equipment. GymCrawlers (six to 12 months) develop upper-body stability, strength and coordination. GymWalkers (10 to 18 months) emphasize pre-walking and early walking skills and enhance strength, socialization, walking, balance and coordination. GymRunners (14 to 28 months) encourage exploration and build motor skills. GymExplorers (for two year olds) explore movement, stories, puppetry and songs. GymKids (three year olds) learn non-competitive skills like catching, throwing, kicking and tumbling. GymPairs classes are designed for parents with two mobile children; activities are modified to serve the needs of each participant. The Music curriculum was introduced in 1999 for children from 16 months through four years old. These courses cover various musical styles, instruments, rhythm and dance movement.

     Gymboree’s standard franchise agreement provides for an initial term of 10 years. Upon signing the franchise agreement, each domestic and Canadian franchisee currently pays an initial fee ranging from $35,000 for the franchisee’s first play center location to $20,000 for the fourth (and each subsequent) location. Each international (excluding Canadian) franchisee pays an initial fee ranging from $100,000 to $1,000,000, depending on the franchise area for a Master Franchise and receives the right to sub-franchise sites. Gymboree receives up to 20% of the fees paid by sub-franchisee’s to the Master Franchisee. Both domestic and international franchises are renewable for one additional 10-year term, and Gymboree receives no fee upon the renewal of the franchise from domestic franchisees. Gymboree receives a royalty of 6% of each domestic franchisee’s gross receipts from operations, and a fee of approximately $10,500 upon the transfer of a franchise from one domestic franchisee to another. Currently, Gymboree supplies the franchisees with program aids, equipment and consumer products at a cost to the franchisee and conducts initial and ongoing training programs.

     Gymboree will continue offering franchises for sale in fiscal 2001.

TRADEMARKS AND SERVICE MARKS

     Gymboree is the owner in the United States of the trademarks and service marks “GYMBOREE” and the trademarks “GYMBO” and “GYMBABY” among others. These marks and certain other of Gymboree’s marks are registered in the United States Patent and Trademark Office, and the mark “GYMBOREE” is also registered, or is the subject of pending applications, in approximately 45 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Gymboree’s rights in the “GYMBOREE” mark and other marks are a significant part of the business. Accordingly, we intend to maintain the mark and the related registrations. Gymboree is not aware of any material claims of infringement or other challenges to our right to use the mark in the United States.

     Gymboree uses a number of trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to create and sustain demand for and market our products.

ZUTOPIA

     Gymboree launched the Zutopia concept in 1999. During fiscal 2000, Gymboree decided to focus its efforts on expanding the core Gymboree brand and, accordingly, entered into an agreement with The Wet Seal, Inc. to sell the 19-store Zutopia chain. Under the agreement, substantially all the assets of the Zutopia stores, along with the trademark and the rights to the Internet site www.Zutopia.com, were transferred to The Wet Seal, Inc. as of March 25, 2001. In addition, The Wet Seal, Inc. assumed all rights and obligations of the leases of 18 of the 19 stores. The remaining store was closed. As a result of the sale, Gymboree recognized a loss of $5.0 million in the fourth quarter of fiscal 2000, which includes a loss on the sale of property and equipment, a reserve for inventory and an accrual for legal fees and severance that will be incurred as a result of the sale.

     Effective March 25, 2001, the Zutopia stores began operations under the management of The Wet Seal, Inc.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

     The discussion in this 10-K report contains certain forward-looking statements, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, future cash generated from operations and future cash needs. Such forward-looking statements, in particular, and Gymboree’s business and operating results, in general, involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. Given these factors, we cannot assure you that we will be able to effectively continue and strengthen our operations.

We have experienced net losses in recent periods and, if such losses continue in the future, we may need to obtain additional capital to continue our operations.

     We incurred net losses of $36.9 and $10.6 million in our fiscal year 2000 and 1999, respectively. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our operations.

We must maintain a minimum collateral base to secure our existing credit facility, which is necessary for cash borrowings and letters of credit.

     The amount of our credit facility for cash borrowings and letters of credit needed for the purchase of new inventory is limited to our available collateral. Our existing credit facility fluctuates relative to our collateral base, which includes our inventory, cash and other assets. This collateral base varies in value as a result of sales, merchandise purchases and profitability. Lack of short-term liquidity, due to reaching the limit of our collateral base, could force us into seeking alternative financing or court protection from our creditors.

We may need additional capital to pursue our future business plans.

     Our growth strategies may require additional capital, should our operations generate insufficient cash flow to expand our business. For example, we may need additional capital to update store exteriors and interiors, broaden existing product lines and introduce new products and concepts. To pursue this prospective business plan, we will need to fund operations and invest in capital projects. There can be no assurance that either internally generated cash will be available, or that debt or equity will be available to Gymboree on terms that are satisfactory. In addition, under the terms of our existing credit facility, we will likely need the consent of our bank lenders before incurring additional indebtedness, and there can be no guarantee that our lenders will permit us to incur new debt on terms that we otherwise find satisfactory. Also, to the extent that we raise additional capital by issuing equity, a dilutive effect to existing stockholders will likely result.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

     The continued success of Gymboree is largely dependent on the personal efforts and abilities of our senior management and certain other key personnel and on our ability to retain current management and to attract and retain qualified key personnel in the future. Also, because customer service is a defining feature of the Gymboree corporate culture, we must be able to hire and train qualified sales associates to succeed. The loss of certain key employees, Gymboree’s inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified sales associates could have a material adverse effect on our growth, our operations and our financial position. Furthermore, we have experienced significant turnover of our management team in recent years, and several members of our key management team have only recently joined us or have been promoted to executive positions for the first time. For example, our current chief executive officer was appointed in February 2001, and our chief operating officer joined Gymboree in March 2001. In addition to performing their regular duties, our new managers must spend a significant amount of time devising strategies to execute our business model. If they are unable to effectively integrate themselves into our business, to work together as a management team or to master their new roles in a timely manner, our business will suffer.

Our business is sensitive to economic conditions that impact consumer spending.

     Gymboree’s financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could adversely affect our growth, net sales and profitability.

Our business is sensitive to changes in seasonal consumer spending patterns that are beyond our control.

     Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the months of November and December, during the holiday season. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. Such a circumstance could cause us to have excess inventory, necessitating mark-downs to minimize this excess, which would reduce our profitability. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. Also, because Gymboree typically spends more in labor costs during the holiday season, hiring temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

We have reinstated our historical merchandising strategy and cannot guarantee its success.

     During 1999, in an attempt to expand the customer base by changing our merchandise focus, we embarked on a re-merchandising strategy in which we changed the look of our product offerings, delivery cadence and several other attributes of our business. Because the results of the re-merchandising strategy fell well below our expectations, in February 2000 we reinstated our historical strategies and integrated any benefits that flowed from the re-merchandising, including a new trademark. There can be no guarantee that our historical merchandising strategies will produce results similar to historic trends, or that we will be successful in regaining and retaining our core customers and in re-establishing our core business.

We may not be able to fully utilize our federal and state net operating loss carryforwards prior to their expiration.

     Gymboree has federal and state net operating loss carryforwards which for financial reporting purposes are reported as a deferred tax asset. These net operating losses will expire between 2003 and 2020. The full realization of these losses is dependent upon Gymboree generating federal and state taxable income in such amounts and at such times that the net operating loss carryforwards can be fully utilized. However, there is no guarantee that Gymboree will generate the necessary amount of taxable income in the appropriate tax periods to realize the full tax benefit of these prior losses. It is possible that all or a portion of the value of such tax benefit (and the corresponding deferred tax asset) will be lost.

Because we purchase and sell our products internationally, our business is sensitive to foreign risks associated with international business.

     Gymboree’s products are currently manufactured to specifications by independent factories located primarily in Asia, as well as the Middle East, Central America, South America, Mexico and the United States. In addition to Gymboree’s reliance on foreign manufacturers, Gymboree has store and distribution operations in Europe and Canada. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, currency fluctuations, natural disasters, social or political unrest, disruptions or delays in shipments or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers or stores are located. Gymboree cannot predict the effect of such factors on our business relationships with foreign suppliers nor on our ability to sell our products in international markets. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources or mills were to cease doing business with us for any reason, there could be a material and adverse effect on Gymboree’s results of operations and financial position.

We may not be able to maintain sufficient inventory levels if our independent manufacturers fail to provide the required production capacity.

     Gymboree currently relies on unaffiliated manufacturers to produce substantially all of our products, with whom we have no long-term contracts and from whom we typically purchase goods on an order-by-order basis. Many of our unaffiliated manufacturers produce goods for other companies, with which we compete for production facilities and import quota capacity. If Gymboree experiences significant increased demand, which cannot be foreseen, or in the event any of our key manufacturers is unable or unwilling to continue to manufacture Gymboree’s products, Gymboree may not be able to obtain sufficient capacity from our other current manufacturing sources or to identify and qualify new unaffiliated sources in a timely manner. Any significant delay in our ability to obtain adequate supplies of products from our current or alternative sources would materially and adversely affect the business and operating results.

Our results may be impaired by changes in fashion trends and consumer preferences.

     Gymboree’s sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for Gymboree’s apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends. If demand for our apparel and accessories were to decline or if we were to misjudge fashion trends, Gymboree’s business, financial condition and results of operations could be materially adversely affected

We cannot maintain and grow our sales and profitability without the continued development of new products.

     Gymboree’s continued growth and success depend in large part on our ability to successfully develop and introduce new products that are perceived to represent an improvement in style, functionality or value compared to products available in the marketplace. Failure to regularly develop and introduce new products successfully could materially and adversely impact future growth and profitability. In addition, in the future Gymboree may introduce certain new products and concepts that may represent a shift in concept, design and target market demographics from our traditional products. These new products may have shorter life cycles, thereby requiring more frequent product introductions than Gymboree’s traditional product lines. Furthermore, these products and the introduction of more products could dilute Gymboree’s image as a leading supplier of quality children’s apparel in the newborn-to-seven age range and lead to a reduced demand for our existing products.

The highly competitive business in which we operate may impair our ability to maintain and grow our sales and results.

     The children’s apparel segment of the specialty retail business is highly competitive, and we may not be able to compete successfully in the future. Gymboree competes on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), The Children’s Place and Talbots Kids and certain leading department stores as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.) Kids ‘R’Us (a division of Toys ‘R’Us, Inc.) and Target. Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. We also compete with children’s retailers that sell their products by mail order or over the Internet. Many of these competitors are larger and have substantially greater financial, marketing and other resources than Gymboree. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

Our business will suffer if our independent manufacturers fail to produce apparel that meets our quality standards.

     Gymboree has occasionally received, and may in the future continue to receive, shipments of products from unaffiliated manufacturers that fail to conform to our quality control standards. We cannot assure you that our independent manufacturers will continue to produce products that comply with Gymboree’s standards. In such an event, unless we are able to obtain replacement products in a timely manner, Gymboree may lose revenue resulting from the non-sale of such products and experience related increased administrative and shipping costs. Also, the failure of any key unaffiliated manufacturer to supply products that conform to Gymboree’s standards could materially and adversely affect our reputation in the marketplace.

The loss of our technology support service provider could impair our ability to manage various aspects of our store operations, or our ability to report results in a timely way.

     Gymboree outsources various technological support functions. If our contractor were unable for any reason to continue to provide this support, or were to suffer a sudden breakdown in capabilities, this could have a negative impact on our ability to maintain reporting from our stores to headquarters, and could prevent us from reporting sales results or earnings, or from allocating product in a timely fashion, which could impair our ability to manage our stores’ inventory.

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

     We seek to require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices. If an independent manufacturer violates labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, Canada or Europe, Gymboree could in turn experience negative publicity or be sued. Negative publicity regarding the production of our products could materially adversely affect sales of our products and our business, and a lawsuit could materially adversely effect our financial position. For example, see Item 3, “Legal Proceedings.”

The loss of a key vendor could impair our ability to obtain a sufficient quantity of fabric for our apparel.

     In 2000, one vendor accounted for 55% of our cotton knit fabric purchases. Although we believe that other sources could be identified to satisfy our requirements for cotton knit fabrics, the loss of this vendor, or a delay in obtaining fabric from this vendor, could have a material adverse effect on our business and operating results.

Our business may be harmed by additional United States regulation of foreign trade or customs delays.

     Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and results of operations. If the U.S. government imposes any such charges or restrictions, the supply of products could be disrupted and their cost could substantially increase, either of which could materially adversely affect our operating results. Unforeseen delays in customs clearance of any goods could materially impact our ability to deliver complete shipments to our stores.

Our business will be impaired if we cannot protect our trademarks.

     We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to create and sustain demand for and to market our products. We believe that there are no currently pending material challenges to the use or registration of any of Gymboree’s registered trademarks. There can be no assurance, however, that our trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that Gymboree would, in such an event, not be prevented from using our trademarks, any of which could have a material adverse effect on Gymboree and our business. In addition, we could incur substantial costs in defending legal actions taken against Gymboree relating to our use of trademarks, which could have a material adverse effect on our results of operations and financial position.

     From time to time, Gymboree discovers products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon trademark rights held by Gymboree. If Gymboree is unsuccessful in challenging a third party’s products on the basis of trademark infringement, continued sales of such products by that or any other third party could adversely impact the Gymboree brand, result in the shift of consumer preferences away from Gymboree and generally have a material adverse effect on our results of operations and financial position.

A disaster could severely damage our operations.

     Our operations depend on our ability to maintain and protect our computer systems, on which we rely to manage our purchase orders, store inventory levels, accounting functions and other aspects of our business. We have computer systems located in each of our stores, with the main database server for our systems located in Burlingame, California, which exists on or near known earthquake fault zones. A disaster could severely damage our business and results of operations not only by damaging our stores, but also by damaging our main server, which could disrupt our business for an indeterminate length of time. Although the outside facility that hosts our main server is designed to be fault tolerant, our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. Furthermore, Gymboree distributes its products from three distribution centers, located in the United States, Canada and Ireland. If for any reason any of these distribution centers were destroyed or damaged and were unable to distribute product to the stores in its areas of geographic responsibility, we could suffer a loss from the non-sale of such products. Although we maintain insurance against fires, floods, earthquakes and general business interruptions, there can be no assurance that the amount of coverage will be adequate in any particular case.

The market price for our common stock, like other retail stocks, may be volatile.

     Our stock price, like that of other companies in the retail industry, is subject to volatility. If revenues or earnings in any quarter fail to meet the investment community’s expectations for any reason, there could be an immediate adverse impact on our stock price. The stock price may also be affected by broader market trends unrelated to our performance. Such volatility may limit our ability in the future to raise additional capital. Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation could result in substantial costs and a diversion of management’s attention and resources.

TEAM MEMBERS

     As of February 3, 2001, Gymboree had over 7,200 full-time and part-time team members. In addition, a significant number of seasonal team members are hired during each holiday selling season. None of our team members are represented by a labor union, and we believe that our relationship with our team members is good.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information regarding our executive officers as of March 31, 2001.

Name	Age	Position
Lisa M. Harper	41	Vice Chair of the Board and Chief Executive Officer
Alison L. May	51	Executive Vice President and Chief Operating Officer
Lawrence H. Meyer	48	Senior Vice President and Chief Financial Officer

16

     Lisa M. Harper rejoined Gymboree in January 1999 as Vice President of Design. She later served as Senior Vice President of Merchandising and Design, and became General Merchandise Manager in February 2000. She was appointed to the Board of Directors in June 2000, was named President and Chief Operating Officer in September 2000, and was named Vice Chair of the Board and Chief Executive Officer in February 2001. Ms. Harper was also Gymboree’s Director of Design and Merchandising from 1992 to 1995. From 1997 to 1998, Ms. Harper was Vice President of Design for Limited Too, and was Director of Design and Merchandising for Baby Super Stores from 1996 to 1997. Prior to that Ms. Harper held senior design and merchandising positions with Esprit de Corp., Mervyn’s, GapKids, and Levi Strauss.

     Alison L. May joined Gymboree in March 2001, as Executive Vice President and Chief Operating Officer. Ms. May was a management and strategic planning consultant for business startups immediately prior to joining Gymboree. She was Chief Operating Officer of Esprit de Corp. from 1998 to 2000, where she also served as Chief Financial Officer from 1997 to 1998. She was Chief Financial Officer and then President and General Manager of Patagonia, Inc., between 1991 and 1996. Her experience before this included 20 years of banking and international business experience.

     Lawrence H. Meyer joined Gymboree as Senior Vice President and Chief Financial Officer in September 1998. From 1991 to 1998, Mr. Meyer was Chief Financial Officer and later was Vice President, Business Development, of Toys “R” Us International. Prior to that, Mr. Meyer was Vice President and Chief Financial Officer of Nielsen Marketing Research from 1989 to 1991, and held several financial positions with PepsiCo, Inc. from 1978 to 1989.

ITEM 2.   PROPERTIES

     As of February 2001, Gymboree’s corporate campus is located in three office buildings in Burlingame, California, which we occupy under leases expiring between 2003 and 2006.

     We own a 300,000 square foot distribution center on 15 acres in Dixon, California. We have an option agreement on contiguous land for an additional six acres. All products are distributed to our U.S. stores from this facility. Gymboree leases a distribution center in Shannon, Ireland for European operations, and utilizes a third-party owned and operated distribution center in Toronto, Ontario, Canada for Canadian operations.

     At February 3, 2001, Gymboree’s 580 stores included an aggregate of approximately 1,007,000 square feet of space while the 19 Zutopia stores occupied approximately 48,000. Our stores are all leased, typically for a 10-year term and include a cancellation clause if minimum revenue levels are not achieved. In most cases, Gymboree pays a minimum rent plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes and repair and maintenance expenses. In addition, we operate 29 Play & Music sites under leases that expire between 2001 and 2010. See Note 5 of the Notes to Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS

     Gymboree was named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was transferred to the U.S. District Court for the District of Hawaii. That court ordered the case to be transferred to the U.S. District Court for the District of the Northern Mariana Islands. The transfer to the District Court in the Northern Mariana Islands was stayed by the Ninth Circuit Court of Appeals so that it could review the legal issues involved. The plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make products for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs that would require us to pay approximately $200,000, but the settlement will not take effect until it is approved by the court, which cannot take place until the transfer issues are decided. There can be no assurance that the court that ultimately hears the motion to approve the settlement will approve it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER                  MATTERS

     Gymboree’s Common Stock is traded on the Nasdaq National Market System under the symbol “GYMB.” The following table sets forth the quarterly high and low sale prices per share, as reported on the Nasdaq National Market System.

	Fiscal 2000		Fiscal 1999
	High	Low	High	Low
First Quarter	4.688	3.375	12.188	6.500
Second Quarter	5.031	2.500	13.875	4.875
Third Quarter	8.875	4.344	7.625	4.750
Fourth Quarter	16.625	8.938	7.500	4.625

     As of April 30, 2001, the number of holders of record of Gymboree’s Common Stock totaled approximately 690. Gymboree has never declared or paid cash dividends on its Common Stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of Gymboree’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions. In addition, Gymboree is restricted from paying dividends under the terms of its existing credit facility.

     As of February 3, 2001, 1,426,270 shares of Common Stock had been issued upon exercise of options and pursuant to restricted stock purchase agreements, and 3,793,381 shares of Common stock were issuable upon exercise of outstanding options under Gymboree’s Amended and Restated 1993 Stock Option Plan.

     In May 2000, Gymboree issued 3,198,670 shares of Common Stock at $2.97 apiece for a total of $9.5 million, net of issuance costs. Pursuant to registration rights granted to the purchasers, resale of the shares were registered on a Form S-3 effective January 24, 2001. In connection with the issuance of the shares, the purchasers received warrants to purchase 479,803 shares of Common Stock at $2.97 per share. These warrants became exercisable in November 2000 and remain exercisable until May 2003. Of these shares and warrants, a total of 2,222,222 shares and warrants to purchase 333,334 shares were issued to Stuart Moldaw and Walter Loeb, both of whom are directors of Gymboree, and Asdale, Ltd., an organization affiliated with John Pound, who subsequently became a director of Gymboree. The issuances were exempt from registration under the Securities Act of 1933 pursuant to the Section 4(2) exemption for transactions by an issuer not involving any public offering.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the consolidated financial statements of Gymboree. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

(In thousands, except operating data and per share amounts)	2000	1999	1998	1997	1996
Statement of Operations Data:(1)
Net sales	$ 448,607	$ 437,076	$ 457,219	$ 373,440	$ 303,111
Cost of goods sold, including buying
and occupancy expenses	(323,958)	(281,273)	(292,686)	(207,630)	(164,052)

Gross profit	124,649	155,803	164,533	165,810	139,059
Selling, general and administrative expenses	(185,019)	(176,184)	(157,092)	(112,443)	(91,540)
Play and music income, net	2,163	2,324	2,013	517	74

Operating income (loss)	(58,207)	(18,057)	9,454	53,884	47,593
Foreign exchange gains (losses)	130	(55)	187	(837)	—
Net interest income (expense)	(1,871)	877	265	2,778	3,678

Income (loss) before income taxes	(59,948)	(17,235)	9,906	55,825	51,271
Income tax benefit (expense)	23,080	6,635	(3,665)	(20,655)	(19,483)
Net income (loss)	$ (36,868)	$ (10,600)	$ 6,241	$ 35,170	$ 31,788

Basic income (loss) per share	$ (1.38)	$ (0.44)	$ 0.26	$ 1.45	$ 1.27
Diluted income (loss) per share	$ (1.38)	$ (0.44)	$ 0.26	$ 1.41	$ 1.24
Basic weighted average shares outstanding	26,686	24,315	24,164	24,302	25,111
Diluted weighted average shares outstanding	26,686	24,315	24,227	25,000	25,670

Operating Data:
Number of stores at end of period	599	605	564	435	354
Net sales per average gross square foot	$ 425	$ 417	$ 550	$ 621	$ 670
Net sales per average store	$ 748,981	$ 722,000	$ 915,000	$ 947,000	$ 948,000
Comparable store net sales increase
(decrease)(2)	(1%)	(17%)	1%	2%	(6%)

Balance Sheet Data:
Working capital	$ 33,374	$ 57,225	$ 76,314	$ 71,590	$ 105,190
Total assets	244,442	240,918	255,594	229,200	216,909
Long term debt	16,443	10,877	11,460	—	—
Stockholders’ equity	134,116	158,462	168,372	157,710	161,933

(1)	2000 included 53 weeks, while 1999 through 1996 included 52 weeks.

(2)	A store becomes comparable after it is opened for 14 full months. Comparable store net sales in fiscal years 2000 through 1996 were calculated on a 52 week basis.

19

     This annual report on Form 10-K contains forward-looking statements reflecting our current expectations and there can be no assurance that Gymboree’s actual future performance will meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in Item 1, “Business” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                  RESULTS OF OPERATIONS

General

     The Gymboree Corporation was founded in 1976 as a provider of interactive parent-child play programs and began to franchise this business in 1979. In 1986, we opened our first retail store featuring children’s apparel and accessories. Through the end of 2000, we have grown to 580 stores, including 547 stores in 50 states and the District of Columbia, 20 stores in Canada and 32 stores in Europe. As of February 3, 2001, Gymboree also operated 19 Zutopia stores pending sale to The Wet Seal, Inc.

     Gymboree’s net sales for 2000 increased to $448.6 million from $437.1 million in 1999 and $457.2 million in 1998. Our net loss totaled $36.9 million compared to a net loss of $10.6 million in 1999 and to a net income of $6.2 million in 1998. Comparable store net sales, all based on a 52 week period, decreased 1% during 2000 versus 1999, decreased 17% in 1999 versus 1998 and increased 1% during 1998 versus 1997. We expect future increases in net sales and net income will be dependent on the ability to generate sales increases within existing stores and generate profitability in international stores.

     Gymboree’s year-end is on the Saturday closest to January 31. Fiscal year 2000, which included 53 weeks, ended on February 3, 2001. Fiscal 1999 and 1998, which included 52 weeks, ended on January 29, 2000, and January 30, 1999, respectively.

2000 Compared to 1999

Net Sales

     Net sales increased $11.5 million, or 3%, to $448.6 million for the 53 weeks of fiscal 2000 as compared to $437.1 million generated for the 52 weeks of fiscal 1999. The increase reflects sales from the inclusion of the 53rd week ($8.2 million), sales from 9 new stores opened during 2000 ($3.9 million), annualized revenue from store additions or relocations made during 1999 ($3.5 million), and the increased sales from 6 stores relocated during 2000 ($1.3 million). These increases more than offset the loss of sales associated with the net comparable store sales decline ($2.7 million) and the loss of sales from stores closed during 2000 ($2.7 million). Comparable store sales for the 52 weeks ended January 27, 2001, decreased 1% versus the 52 weeks ended January 29, 2000.

Gross Profit

     Gross profit decreased 20% to $124.6 million from $155.8 million in 1999. As a percentage of net sales, gross profit decreased to 27.8% in 2000 from 35.6% in 1999. The decrease versus 1999 in both gross profit dollars and rate as percentage of net sales reflects the cost of transitioning to our current merchandising strategy. Specifically, during the first half of the year, we experienced both higher markdowns associated with liquidating undesirable product and large comparable sales declines due to inappropriately low inventory levels. During the third quarter, the gross profit rate was lower due to high markdowns associated with liquidating undesirable product. During the fourth quarter, both gross profit dollars and rate as a percentage of net sales were higher than 1999 because we had more desirable merchandise and higher inventory levels.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“S,G &A”), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 39.8% in 2000 (excluding the special charges) compared to 38.6% in 1999 (excluding special charges). Special charges totaled $6.3 million and $7.2 million in 2000 and 1999, respectively. Fiscal 2000 special charges resulted primarily from the loss associated with the sales of Zutopia to The Wet Seal, Inc. and the impairment reserve for store assets and software costs related to website development. Special charges for fiscal 1999 resulted from the implementation of a brand change and include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off. See discussion of impairment reserve and special charges in Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements. Excluding the special charges, the increase in S,G& A, as a percentage of net sales, was primarily attributable to increased selling expenses associated with the opening of new domestic and international stores coupled with an increase in distribution costs resulting from an increase in units processed.

Play & Music Income, Net

     Play & Music income, net decreased 7% to $2.2 million in 2000, from $2.3 million in 1999, due to lower equipment sales, lower than anticipated product sales and increased expenses related to the development of its new music curriculum.

Foreign Exchange Gains (Losses)

     Net foreign exchange gains totaled $130,000 in 2000 as compared to net foreign exchange losses of $55,000 in 1999. These gains and losses resulted from currency fluctuations in inter-company transactions between our United States operations and foreign subsidiaries.

Net Interest Income (Expense)

     Interest income decreased to $0.6 million in 2000, from $1.8 million in 1999, due to lower average cash and investment balances. In 2000, interest expense totaled $2.5 million, as compared to 1999 interest expense of $0.9 million. The increase in interest expense relates to our long term debt issued in 1998 and 2000 and borrowings associated with a secured credit facility obtained in 2000, as discussed in Note 6 of the Notes to Consolidated Financial Statements.

Income Tax

     Gymboree’s effective tax rate for 2000 and 1999 was 38.5%. See Note 8 of the Notes to Consolidated Financial Statements.

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

Gross Profit

     Gross profit decreased 5% to $155.8 million from $164.5 million in 1998. As a percentage of net sales, gross profit decreased to 35.6% in 1999 from 36.0% in 1998. Additionally, the decrease in gross profit as a percentage of net sales was attributable to a loss of leverage resulting from the comparable store sales declines and higher occupancy expense from an increased number of European stores, increased buying expense associated with opening Zutopia, and the expansion of 20 Gymboree stores in the United States. This decline was partially offset by a higher merchandise margin in 1999.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“S,G &A”), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 38.6% in 1999 (excluding the special charges) compared to 34.3% in 1998. Special charges totaled $7.2 million. These charges, which primarily resulted from the implementation of a brand change, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off discussed in Notes 2 and 4 of the Notes to Consolidated Financial Statements. Excluding the special charges, the increase in S,G&A, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average stores sales related to the comparable sales decline as well as increased selling expenses associated with the opening of new domestic and international stores and our launch of the Zutopia stores.

Play & Music Income, Net

     Play & Music income, net increased 15% to $2.3 million in 1999, from $2.0 million in 1998, due primarily to new franchise sales, enrollment growth in both franchised and corporate owned centers and increased play product sales.

Foreign Exchange Gains (Losses)

     Net foreign exchange losses totaled $55,000 in 1999 as compared to net foreign exchange gains of $187,000 in 1998. These gains and losses resulted from currency fluctuations in inter-company transactions between our United States operations and foreign subsidiaries.

Net Interest Income

     Interest income increased to $1.8 million in 1999, from $0.8 million in 1998, due to larger average cash balances. In 1999, interest expense totaled $0.9 million, as compared to 1998 interest expense of $0.5 million. The increase in interest expense relates to our long-term debt issued in 1998, discussed in Note 6 of the Notes to Consolidated Financial Statements.

Income Taxes

     Gymboree’s effective tax rate for 1999 was 38.5% as compared to a 37% effective rate for 1998. See Note 8 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     During 2000 Gymboree satisfied its cash requirements through a combination of equity financing and borrowings as compared to 1999 and 1998 when cash requirements were met through a combination of cash flow from operations and from borrowings. Primary uses of cash during 2000 have been to finance operating activities as compared to 1999 and 1998 when uses of cash have been to finance the construction of new domestic and international stores.

     The combined balances of cash, cash equivalents and investments totaled $5.3 million and $40.3 million at February 3, 2001 and January 29, 2000, respectively.

     Working capital as of February 3, 2001 totaled $33.4 million compared to $57.2 million at January 29, 2000. The decrease in working capital was primarily due to an increase in borrowings needed to fund the operating loss. During 2000, Gymboree used $56.6 million in operating activities primarily reflecting an increase of inventory of $31 million coupled with higher deferred income taxes of $17.8 million plus a net loss of $36.9 million. During 2000, investing activities consisted of capital expenditures totaling $11.8 million. Also during 2000, financing activities provided $33.4 million reflecting borrowings (net of repayments) of $21.8 million and proceeds from issuance of stock of $11.6 million. During 1999, Gymboree generated $45.2 million of cash from operations primarily reflecting a reduction of inventory of $27.0 million coupled with depreciation expense of $24.9 million that more than offset a net loss of $10.6 million. Uses of cash in 1999 consisted primarily of $33.2 million for capital expenditures, related largely to the opening of 22 new Gymboree stores, the expansion of 20 existing stores and the opening of 19 Zutopia stores.

     On August 24, 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree’s maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates); plus (ii) 85% of Gymboree’s eligible credit card accounts receivable; plus (iii) 100% of eligible investments; minus (iv) applicable reserves. Gymboree’s annual capital expenditures are limited to $15 million under this agreement. As of February 3, 2001, approximately $20.8 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of February 3, 2001, the interest rate was 8.5%.

     Between October 4, 2000 and November 14, 2000, Gymboree entered into a series of amendments to the existing secured facility with Fleet Retail Finance, Inc. that increased the overall credit line to $87.5 million and reduced certain applicable reserves. The credit line and applicable reserves have since returned to original levels.

     In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. Both the credit facility and term loan are secured by a blanket lien on merchandise inventories and other assets.

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. The first note of approximately $3.1 million bears interest at 8.7% and is due October 2005. The second note of approximately $8.9 million bears interest at 8.9% and is due January, 2009. Interest on the promissory notes is payable monthly. During fiscal 2000, Gymboree prepaid principal of approximately $172,000 on the first note and $577,000 on the second note. The promissory notes contain certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. As of February 3, 2001, Gymboree was not in compliance with the minimum fixed charge ratio covenant. The bank waived non-compliance with such covenant.

     Gymboree estimates that capital expenditures during 2001 will be between $12 and $15 million, and will primarily be used to relocate and expand 10-15 stores, to open approximately 10 new domestic and international stores, to update the store fronts of approximately 150 stores and to upgrade and replace systems.

     We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through fiscal 2001. If additional credit facilities are required, no assurance can be given that such facilities will be available under terms acceptable to Gymboree.

Seasonality and Quarterly Fluctuations

     Gymboree has historically experienced, and expects to continue to experience, seasonal fluctuations in our retail sales and net income. Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the months of November and December. In anticipation of increased sales activity during these months, Gymboree hires a significant number of temporary employees to bolster the store staff. In addition, we have experienced periods of increased sales activity in early spring and early fall. If, for any reason, our sales were below seasonal norms during November and December, or during the early spring or early fall, our annual operating results could be materially and adversely affected. Historically, retail sales and net income have been weakest during the second fiscal quarter, and we expect this trend to continue. Gymboree’s quarterly results of operations may also fluctuate significantly as a result of a variety of factors, including the timing of new store openings, the costs and increased overhead associated with the opening and future operation of new stores. In addition, the sales contributed by new stores, advertising and marketing expenditures, merchandise mix and timing, and level of markdowns may contribute to fluctuations in operating performance.

     Effective April 30, 2000, Gymboree adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption of SFAS 133, Gymboree recorded a cumulative effect type adjustment to Other Comprehensive Income (OCI) of $22,000 to recognize the fair value of forward contracts that qualified as cash flow hedges under the new standard, all of which has been reclassified into income as of February 3, 2001.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Gymboree enters into forward foreign exchange contracts to hedge certain inventory purchases (principally British pounds sterling and Canadian dollars). The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries and the dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

     As of February 3, 2001, Gymboree had no open forward foreign exchange contracts.

     The table below summarizes by major currency the notional amounts and fair value of our forward foreign exchange contracts in U.S. dollars as of January 29, 2000.

(In thousands)	Notional Amount	Fair Value
British pounds sterling	$ 15,681	$ 141
Canadian dollars	15,421	17
Japanese yen	(648)	(11)

Total	$ 30,454	$ 147

     Gymboree’s current borrowings under its line of credit are subject to a variable interest rate which, if increased, would have an adverse impact on Gymboree. For example, an increase of 1% would result in additional interest expense of approximately $200,000.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

25

THE GYMBOREE CORPORATION CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands, except share data)	February 3, 2001	January 29, 2000
Current Assets:
Cash and cash equivalents	$ 5,306	$ 40,274
Accounts receivable	7,734	4,920
Merchandise inventories	78,056	47,103
Prepaid expenses	8,139	3,511
Deferred taxes	1,689	3,871

Total current assets	100,924	99,679

Property and Equipment:
Land and buildings	9,943	9,943
Leasehold improvements	89,425	88,019
Furniture, fixtures, and equipment	107,304	108,606

	206,672	206,568
Less accumulated depreciation and amortization	(88,990)	(69,123)

	117,682	137,445
Deferred Taxes	21,035	1,096
Lease Rights and Other Assets	4,801	2,698

Total Assets	$ 244,442	$ 240,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long term debt	$ 634	$ 583
Borrowings on revolving line of credit	16,225	—
Accounts payable	31,152	18,596
Accrued liabilities	19,539	23,275

Total current liabilities	67,550	42,454

Long Term Liabilities:
Long term debt, net of current portion	9,443	10,877
Deferred rent and other liabilities	26,333	29,125
Notes payable	7,000	—

Total Liabilities	110,326	82,456

Stockholders’ Equity:
Common stock, including excess paid-in capital ($.001 par value:
100,000,000 shares authorized; 28,039,553 and 24,401,604 shares
outstanding at February 3, 2001 and January 29, 2000, respectively)	40,475	27,807
Retained earnings	93,641	130,655

Total stockholders’ equity	134,116	158,462

Total Liabilities and Stockholders’ Equity	$ 244,442	$ 240,918

See notes to consolidated financial statements 26

THE GYMBOREE CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended			As a Percentage of Net Sales for the Year Ended
(In thousands, except per share data)	February 3, 2001	January 29, 2000	January 30, 1999	February 3, 2001	January 29, 2000	January 30, 1999
Net sales	$ 448,607	$ 437,076	$ 457,219	100.0%	100.0%	100.0%
Cost of goods sold, including buying
and occupancy expense	(323,958)	(281,273)	(292,686)	(72.2)	(64.4)	(64.0)

Gross profit	124,649	155,803	164,533	27.8	35.6	36.0
Selling, general and administrative expenses	(185,019)	(176,184)	(157,092)	(41.2)	(40.2)	(34.3)
Play and music income, net	2,163	2,324	2,013	0.5	0.5	0.4

Operating income (loss)	(58,207)	(18,057)	9,454	(13.0)	(4.1)	2.1
Foreign exchange gains (losses), net	130	(55)	187	0.0	(0.0)	0.0
Net interest income (expense)	(1,871)	877	265	(0.4)	0.2	0.1

Income (loss) before income taxes	(59,948)	(17,235)	9,906	(13.4)	(3.9)	2.2
Income tax benefit (expense)	23,080	6,635	(3,665)	5.1	1.5	(0.8)

Net income (loss)	$(36,868)	$(10,600)	$ 6,241	(8.3)%	(2.4)%	1.4%

Income (loss) per share:
Basic	$ (1.38)	$ (0.44)	$ 0.26
Diluted	$ (1.38)	$ (0.44)	$ 0.26
Weighted average shares outstanding:
Basic	26,686	24,315	24,164
Diluted	26,686	24,315	24,227

See notes to consolidated financial statements 27

THE GYMBOREE CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended:
(In thousands)	February 3, 2001	January 29, 2000	January 30, 1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(36,868)	$(10,600)	$ 6,241
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	24,104	24,909	18,776
Impairment reserve	535	4,325	—
Deferred income taxes	(17,757)	(7,144)	214
Non-cash compensation expense	130	—	—
Loss on disposal of property and equipment	6,946	949	1,794
Tax benefit from exercise of stock options	957	—	1,596
Change in assets and liabilities:
Accounts receivable	(2,814)	2,891	(2,627)
Merchandise inventories	(31,100)	27,031	1,263
Prepaid expenses and other assets	(6,731)	2,049	(2,894)
Accounts payable	12,556	(3,246)	(4,204)
Accrued liabilities	(3,736)	4,997	10,456
Deferred liabilities	(2,792)	(922)	(3,138)

Net cash provided by (used in) operating activities	(56,570)	45,239	27,477

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures	(11,821)	(33,188)	(32,024)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	11,581	952	2,487
Proceeds from borrowings	23,225	—	12,000
Payments on long term debt	(1,383)	(539)	—

Net cash provided by financing activities	33,423	413	14,487

Net Increase (Decrease) in Cash and Cash Equivalents	(34,968)	12,464	9,940
CASH AND CASH EQUIVALENTS:
Beginning of Year	40,274	27,810	17,870

End of Year	$ 5,306	$ 40,274	$ 27,810

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$ 275	$ 699	$ 3,561
Cash paid during the year for interest	$ 2,344	$ 1,058	$ 537

See notes to consolidated financial statements 28

THE GYMBOREE CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Excess Paid-in Capital
(In thousands)	Shares	Amount	Retained Earnings	Total
BALANCE AT JANUARY 31, 1998	24,015,096	$22,772	$134,938	$157,710

Issuance of common stock
under stock option and purchase plans	225,667	2,487		2,487
Tax benefit from exercise
of stock options		1,596		1,596
Net income			6,241
Other comprehensive income			338

Comprehensive income			6,579	6,579

BALANCE AT JANUARY 30, 1999	24,240,763	26,855	141,517	168,372

Issuance of common stock
under stock option and purchase plans	160,841	952		952
Net loss			(10,600)
Other comprehensive loss			(262)

Comprehensive loss			(10,862)	(10,862)

BALANCE AT JANUARY 29, 2000	24,401,604	$27,807	$130,655	$158,462

Issuance of common stock
under stock option and purchase plans	439,279	2,117		2,117
Net proceeds from issuance of common
stock pursuant to private placement	3,198,670	9,464		9,464
Stock options exchanged for services rendered		130		130
Tax benefit from exercise of stock options		957		957
Net loss			(36,868)
Other comprehensive loss			(146)

Comprehensive loss			(37,014)	(37,014)

BALANCE AT FEBRUARY 3, 2001	28,039,553	$40,475	$93,641	$134,116

See notes to consolidated financial statements 29

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1   Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated financial statements include The Gymboree Corporation and its wholly-owned subsidiaries (“Gymboree”). All significant inter-company balances and transactions have been eliminated.

Nature of the Business

     Gymboree is a leading specialty retailer of high quality apparel and accessories for children and operates as one reportable segment. As of February 3, 2001, Gymboree operated 580 stores, including 528 Gymboree stores in the United States, 20 Gymboree stores in Canada and 32 stores in Europe, as well as an on-line store at www.gymboree.com. Gymboree also operated 19 Zutopia stores as of February 3, 2001. Effective March 25, 2001, Gymboree sold the Zutopia stores to The Wet Seal, Inc. (See Note 3.)

Fiscal Year

     Gymboree’s year-end is on the Saturday closest to January 31. Fiscal year 2000, which included 53 weeks, ended on February 3, 2001. Fiscal 1999 and 1998, which included 52 weeks, ended on January 29, 2000, and January 30, 1999, respectively.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

     Cash equivalents consist of highly liquid investment instruments with a maturity of three months or less, at date of purchase.

Estimated Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and current portion of debt approximates their estimated fair values due to the short maturities of these instruments. The carrying value of long term debt approximates its fair value based on current rates available to Gymboree for similar debt.

Merchandise Inventories

     Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost or market.

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 10 years. Leasehold improvements are amortized over the lesser of the lease term which range from 10 to 25 years, or the estimated useful lives of the improvements. Internally developed and purchased computer software is recorded at cost and is amortized using the straight-line method based on an estimated useful life of 5 years.

Capitalized Interest

     Gymboree follows the policy of capitalizing interest as a component of the cost of property and equipment constructed for its own use. In fiscal 2000 and 1999, interest capitalized totaled approximately $279,000 and $150,000, respectively.

Income Taxes

     Gymboree computes income taxes using the asset and liability method. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

Lease Rights

     Lease rights are included in other assets and are recorded at cost and amortized over 10 years or the life of the lease.

Deferred Rent

     Many of Gymboree’s operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, Gymboree recognizes the related rental expense on a straight-line basis and record the difference between the amount charged to expense and the rent paid as deferred rent.

Construction Allowance

     As part of many of our lease agreements, we receive construction allowances from landlords. These allowances offset the capital expenditures associated with the expansion or construction of stores. The construction allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances of $1.4 million and $1.6 million were granted in fiscal years 2000 and 1999, respectively, and are included in deferred rent and other liabilities.

Foreign Currencies

     Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Translation adjustments resulting from this process are recorded as other comprehensive income. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year.

     In fiscal 2000 Gymboree entered into forward foreign exchange contracts to reduce exposure to foreign currency exchange risk related to our inter-company loans, which are denominated in foreign currencies. The net gains and losses between the forward foreign exchange contracts and inter-company loans are included in net income.

     During fiscal 2000, Gymboree converted $1.9 million of inter-company balances to ten-year inter-company loans and has elected no longer to hedge these amounts.

     As of February 3, 2001, Gymboree had no open forward foreign exchange contracts.

Store Pre-opening Costs

     Store pre-opening costs are expensed as incurred.

Play & Music Revenue Recognition

     Initial franchise fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise fee, has received government approval in the case of international franchises, and has completed the training program. At that time, Gymboree has provided substantially all of the initial services required by the franchise agreement.

Stock-Based Compensation

     Gymboree accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

Comprehensive Income (Loss)

      Comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains/(losses) on the forward hedging contracts. Accumulated other comprehensive income/(loss) totaled ($97,000), $49,000 and $311,000 at fiscal year end 2000, 1999, and 1998, respectively.

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

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Fiscal Year Ended
(In thousands)	February 3, 2001	January 29, 2000	January 30, 1999

Shares used to compute basic EPS	26,686	24,315	24,164
Add: effect of dilutive securities	—	—	63

Shares used to compute diluted EPS	26,686	24,315	24,227

     Options and warrants to purchase weighted average shares totaling approximately 674,450 and 75,013 in 2000 and 1999, respectively, were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive.

Reclassifications

     Certain amounts for prior years have been reclassified to conform to the 2000 presentation.

Recently Issued Accounting Standards

     Effective April 30, 2000, Gymboree adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption of SFAS 133, Gymboree recorded a cumulative effect type adjustment to Other Comprehensive Income (OCI) of $22,000 to recognize the fair value of forward contracts that qualified as cash flow hedges under the new standard, all of which has been reclassified into income as of February 3, 2001.

Foreign Exchange Exposure Management

     The Company has international subsidiaries selling product in local currencies which was purchased in US dollars. To protect product margins as well as foreign currency payables and receivables Gymboree has a policy of hedging forecasted and existing foreign currency risk with forward contracts that expire within 12 months. These forward contracts are employed to eliminate, reduce, or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and evaluated for effectiveness at least quarterly. The critical terms of the forward contract and the underlying transaction are matched at inception, and ongoing effectiveness is calculated by comparing the forward contract’s fair value to the change in fair value of the defined exposure, with the effective portion of the highly effective hedges accumulated in OCI. Any residual changes in the fair value of the instruments are recognized immediately in Other Income and Expense. An immaterial amount of ineffectiveness was recognized in fiscal 2000.

     OCI related to hedged inventory purchases is reclassified to Cost of Goods Sold based on inventory turns. All values reported in OCI ($90,000 gain at February 3, 2001) will be reclassified to income within 12 months. Gymboree recorded an immaterial cumulative effect adjustment in OCI to recognize the fair value of derivates designated as cash flow hedges.

2   Impairment of Long-Lived Assets

     Gymboree evaluates the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of whenever events or changes in circumstances have indicated that the carrying amount of its assets might not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference. During fiscal 2000, management identified 10 underperforming stores and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. The total charges related to these items totaled approximately $500,000 and are included in selling, general and administrative expenses for 2000 within the Statements of Operations.

     During fiscal 1999, management identified 14 underperforming stores and 3 Play & Music corporate sites and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. In addition, Gymboree wrote off software applications that were not year 2000 compliant and did not meet Gymboree’s current needs. Total charges related to these items totaled $4.3 million and are included in selling, administrative and general expenses in fiscal 1999.

3   Sale of Zutopia Chain

     During fiscal 2000, Gymboree entered into an agreement with The Wet Seal, Inc. to sell the 19 Zutopia stores with an estimated sales price of $3.5 million. The agreement provides for the transfer of substantially all the assets of the Zutopia stores, along with the trademark, to The Wet Seal, Inc. and the assignment of the leases of 18 of the 19 stores. The remaining store was closed. As a result of the agreement, Gymboree recognized a loss of $5 million in fiscal 2000, which includes the loss related to the property and equipment, reserve for inventory and an accrual for legal fees and severance. The assets were transferred and sale closed on March 25, 2001 and March 29, 2001 respectively.

4   Special Charges

     During fiscal 1999, Gymboree incurred special charges of $9.2 million, of which $7.2 million is included in selling, general and administrative expenses and $2 million is included in cost of goods sold. These charges, which primarily resulted from the implementation of a brand change, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, the impairment reserve for store assets and software write-off discussed in Note 2, and the disposal of inventory which did not meet Gymboree’s new fashion direction.

5   Leases

     Gymboree leases its store locations, corporate Play & Music sites, corporate headquarters, foreign distribution centers and certain fixtures and equipment under operating leases. The leases expire at various dates through the year 2024. Store leases typically provide for payment by Gymboree of certain operating expenses, real estate taxes and additional rent based on a percentage of sales if a specified sales target is exceeded. Furthermore, a majority of the leases allow Gymboree to vacate after a stipulated period.

     Future minimum lease payments under operating leases at February 3, 2001 are as follows:

(In thousands)

Year
2001	$ 40,856
2002	40,125
2003	39,019
2004	37,400
2005	34,677
Later years	87,101

Total minimum lease commitments	$279,178

     Rent expense for all operating leases totaled $66.5 million, $58.2 million and $46.7 million in 2000, 1999 and 1998 respectively, which includes percentage rent expense and other lease required expenses of $18.9 million, $18.1 million and $15.4 million for 2000, 1999 and 1998, respectively.

6  Borrowing Arrangements

     On August 24, 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree’s maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of independently appraised acceptable inventory, including eligible letter of credit inventory (subject to advance rates); plus (ii) 85% of Gymboree’s eligible credit card accounts receivable; plus (iii) 100% of eligible investments; minus (iv) applicable reserves. Gymboree’s annual capital expenditures are limited to $15 million under this agreement. As of February 3, 2001, approximately $20.8 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of February 3, 2001, the interest rate was 8.5%.

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

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. The first note of approximately $3.1 million bears interest at 8.7% and is due October 2005. The second note of approximately $8.9 million bears interest at 8.9% and is due January, 2009. Interest on the promissory notes is payable monthly. During fiscal 2000, Gymboree prepaid principal of approximately $172,000 on the first note and $577,000 on the second note. The promissory notes contain certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. As of February 3, 2001, Gymboree was not in compliance with the minimum fixed charge ratio covenant. The bank waived non-compliance with such covenant.

Aggregate principal payments required under all borrowings are as follows:

(In thousands)

2001	$16,859
2002	685
2003	7,741
2004	801
2005	644
Later years	6,572

Total	$33,302

     Total interest expense charged to operations during fiscal 2000, 1999 and 1998 totaled approximately $1.8 million, $0.9 million and $0.5 million, respectively.

7  Accrued Liabilities

     Accrued liabilities consist of the following:

(In thousands)	February 3, 2001	January 29, 2000

Employee compensation	$ 6,887	$ 6,445
Store operating expenses and other	4,385	7,724
Income tax payable	3,807	3,176
Store credits and gift certificates	2,848	4,284
Sales taxes	1,418	1,292
Percentage rent	194	354

Total	$19,539	$23,275

34

8   Income Taxes

The provision (benefit) for income taxes consists of the following:

(In thousands)	2000	1999	1998

Current:
Federal	$(6,434)	$ (32)	$3,073
State taxes	938	315	148
Foreign	173	226	230

Total current	(5,323)	509	3,451

Deferred:
Federal	(16,812)	(5,787)	62
State	(945)	(1,357)	152

Total deferred	(17,757)	(7,144)	214

Total provision (benefit)	$(23,080)	$(6,635)	$3,665

A reconciliation of the statutory federal income tax rate with Gymboree’s effective income tax rate is as follows:

	2000	1999	1998

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of
income tax benefit	3.3	4.0	4.0
Other	0.2	(0.5)	(2.0)

Effective tax rate	38.5%	38.5%	37.0%

     Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:

(In thousands)	February 3, 2001	January 29, 2000

Deferred tax assets:
Uniform capitalization costs	$ 1,409	$ 850
Accrued reserves	5,568	2,715
Deferred rent	3,457	4,288
Net operating loss carryovers	20,855	4,471
Other	1,210	1,301

	32,499	13,625

Deferred tax liability:
Prepaid expenses	(495)	(346)
State taxes	(591)	(313)
Fixed asset basis differences	(5,689)	(7,999)

	(6,775)	(8,658)

Total	$ 25,724	$ 4,967
Valuation Allowance	(3,000)	0

Net deferred tax assets	$ 22,724	$ 4,967

As of February 3, 2001, Gymboree has federal and state net operating loss carryovers of approximately $47.7 million and $77.6 million, respectively. These net operating loss carryovers will expire between 2003 and 2020. Gymboree also has a federal AMT credit of approximately $1.1 million which does not expire. Using its best estimates, Gymboree has established a valuation allowance of $3 million at February 3, 2001, on certain of its state deferred tax assets as it is not likely that they will be realized. The extent to which the loss carryforwards can be used to offset future taxable income may be limited, depending on the extent of ownership changes.

9   Stockholder’s Equity

Private Placement

     During fiscal 2000, Gymboree issued 3,198,670 shares of common stock at $2.97 per share, resulting in proceeds of approximately $9.5 million, net of issuance costs. In connection with this issuance, the purchasers received warrants to purchase 479,803 shares of Gymboree stock at $2.97 per share. These warrants are exercisable over three years. Total Gymboree shares issued to related parties under this offering totaled 2,222,222, with warrants to purchase 333,334 shares.

Stock Plans

Stock Option Plans

     Gymboree’s 1983 Incentive Stock Option Plan (the “1983 Plan”) and 1993 Stock Option Plan (the “1993 Plan”) provide for grants to team members of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for grants of non-statutory stock options and stock purchase rights to team members, consultants and non-employee directors of Gymboree. There are 3,600,000 shares of common stock reserved for issuance under the 1983 Plan and 6,025,000 shares of common stock reserved for issuance under the 1993 Plan, which includes 2,000,000 shares approved during the year ended January 29, 2000. Options granted pursuant to the plans have been granted at exercise prices equal to the fair market value of common stock on the date of grant. The options have a term of either five or ten years and generally vest over a four year period. No further options may be granted under the 1983 Plan. There were 805,349 and 1,612,209 shares available for the grant of options under the 1993 Plan at February 3, 2001 and January 29, 2000, respectively. The following summarizes all stock option transactions for the three years ended February 3, 2001:

(Shares in thousands)	Shares Outstanding	Weighted Average Price Per Share

Balance, January 31, 1998	2,325	$22.11
Options granted	1,610	17.52
Options exercised	(131)	13.25
Options canceled	(938)	21.60

Balance, January 30, 1999	2,866	$20.16
Options granted	1,396	8.46
Options exercised	(41)	3.45
Options canceled	(913)	19.15

Balance, January 29, 2000	3,308	$15.57
Options granted	3,184	5.19
Options exercised	(320)	5.57
Options canceled	(2,312)	13.59

Balance, February 3, 2001	3,860	$ 8.83

The following table summarizes information about stock options outstanding at February 3, 2001:

Options Outstanding				Options Exercisable (Vested)
Range of Exercisable Prices	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at 2/3/01	Weighted Average Exercise Price
$ 0.17 to $ 2.81	88,675	8.38	$ 2.66	18,472	$ 2.09
$ 2.84 to $ 3.75	1,265,824	9.04	$ 3.73	300,481	$ 3.75
$ 3.94 to $ 8.25	1,467,373	9.43	$ 7.05	114,380	$ 6.63
$ 8.38 to $ 36.63	1,038,303	6.14	$18.20	737,694	$20.28

$ 0.17 to $ 36.63	3,860,175	8.40	$ 8.86	1,171,027	$14.43

1993 Employee Stock Purchase Plan

     We have reserved a total of 600,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”). The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Unless terminated earlier, the Purchase Plan will terminate in 2013. There were 119,186, 120,040, and 94,232 shares issued under the Purchase Plan in 2000, 1999, and 1998, respectively. For purposes of determining the pro forma earnings per share for the Purchase Plan, the fair value of the employee’s purchase rights was estimated using the Black-Scholes option pricing model; using the following assumptions: (i.) dividend yield of 0.0%, (ii.) expected volatility of 93.34%, (iii.) risk-free interest rate of 6.1% and (iv.) expected life of 1 year.

Additional Stock Plan Information

     Gymboree applies APB Opinion No. 25 and related interpretations in accounting for our three stock-based compensation plans, described above. Accordingly, no compensation expense has been recognized for our stock option plans and our employee stock purchase plan. Had compensation expense or income for our stock option plans and the Purchase Plan been determined based on thefair value at the grant dates for awards under these plans, consistent with the method of SFAS No.123, “Accounting for Stock-Based Compensation,” our net income (loss) and income (loss) per share would have been the pro forma amounts indicated below:

		Year Ended
(In thousands, except per share data)		February 3, 2001	January 29, 2000	January 30, 1999
Net income (loss)	As reported	$ (36,868)	$ (10,600)	$ 6,241
	Pro forma	(35,708)	(14,586)	1,805

Basic income (loss) per share	As reported	$ (1.38)	$ (0.44)	$ 0.26
	Pro forma	(1.34)	(0.60)	0.07

Diluted income (loss) per share	As reported	$ (1.38)	$ (0.44)	$ 0.26
	Pro forma	(1.34)	(0.60)	0.07

     The per share weighted average fair value of options granted during 2000, 1999, and 1998 were $5.22, $8.43 and $8.53 per share, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
(In thousands)	February 3, 2001	January 29, 2000	January 30, 1999
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	93.3%	73.5%	70.9%
Risk-free interest rate	6.1%	5.3%	5.1%
Expected lives (yrs.)	3.0	3.0	3.0

Stockholder Rights Plan

     Gymboree has adopted a Stockholder Rights Plan (the “Plan”) which provides a dividend of one right for each outstanding share of Gymboree’s common stock. The rights are represented by and traded with Gymboree’s common stock. There are no separate certificates or markets for the rights.

     The rights do not become exercisable or trade separately from the common stock unless 17.5% or more of the common stock of Gymboree has been acquired, or after a tender or exchange offer is made for 17.5% or greater ownership of Gymboree’s common stock. Should the rights become exercisable, each right will entitle the holder thereof to buy 1/1,000th of a share of our Series A Preferred Stock at an exercise price of $125. Each 1/1,000th of a share of the new Series A Preferred Stock will essentially be the economic equivalent of one share of common stock.

     Under certain circumstances, the rights “flip-in” and become rights to buy Gymboree’s common stock at a 50% discount. Under certain other circumstances, the rights “flip-over” and become rights to buy an acquirer’s common stock at a 50% discount.

     The rights may be redeemed by Gymboree for $0.01 per right at any time on or prior to the fifth day (or a later date as determined by the Board of Directors) following the first public announcement by Gymboree of the acquisition of beneficial ownership of 17.5% of our common stock.

Stock Repurchase

     During fiscal 1998, we repurchased 1,922,000 shares for an aggregate amount of $49,646,000. During fiscal 2000 and 1999, there were no shares repurchased by Gymboree.

10  401(k) Plan

     Gymboree maintains a voluntary defined contribution 401(k) profit sharing plan (the “Plan”) covering all team members who have met certain service and eligibility requirements. Employees may elect to contribute up to 20% of their compensation to the Plan, not to exceed the dollar limit set by law. Gymboree matches $0.50 to the Plan for each $1.00 contributed by a team member, up to a maximum Gymboree contribution of $500 per team member per year. Matching contributions to the Plan totaled $267,000, $217,000 and $170,000 in 2000, 1999, and 1998, respectively.

11  Quarterly Financial Information (Unaudited)

     The quarterly financial information presented below reflects all adjustments which, in the opinion of our management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2000 Quarter Ended
(In thousands, except per share amounts and store data)	April 29, 2000	July 29, 2000	October 28, 2000	February 3, 2001
Net sales	$ 100,632	$ 82,766	$ 111,881	$ 153,328
Gross profit	20,527	13,633	35,865	54,624
Operating loss	(22,453)	(27,825)	(6,938)	(991	)(1)
Net loss	(13,763)	(17,108)	(4,828)	(1,169	)(1)
Basic loss income per share	$ (0.56)	$ (0.64)	$ (0.17)	$ (0.04	)(1)
Diluted loss per share	$ (0.56)	$ (0.64)	$ (0.17)	$ (0.04	)(1)
Stores at end of period	605	600	604	599

	1999 Quarter Ended
(In thousands, except per share amounts and store data)	May 1, 1999	July 31, 1999		October 30, 1999	January 29, 2000
Net sales	$125,711	$ 99,922		$ 107,235	$ 104,208
Gross profit	49,187	29,692		41,111	35,813
Operating income (loss)	7,394	(15,008	)(2)	(1,140)	(9,303)
Net income (loss)	4,785	(9,420	)(2)	(667)	(5,298)
Basic income (loss) per share	$ 0.20	$ (0.39	)(2)	$ (0.03)	$ (0.22)
Diluted income (loss) per share	$ 0.20	$ (0.39	)(2)	$ (0.03)	$ (0.22)
Stores at end of period	584	588		602	605

(1)	Includes a loss of $5.0 million ($3.1 million net of tax or $0.12 per share) related to the disposition of Zutopia.

(2)	Includes a loss of $6.9 million ($4.2 million net of tax or $0.17 per share) related principally to the implementation of a brand change.

39

INDEPENDENT AUDITORS’ REPORT
The Board of Directors and Stockholders of
The Gymboree Corporation:

     We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (“Gymboree”) as of February 3, 2001 and January 29, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three fiscal years in the period ended February 3, 2001. These financial statements are the responsibility of Gymboree’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of February 3, 2001 and January 29, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
April 16, 2001

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                   FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors - Nominees” and “Additional Information-Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. See also Item 1, “Business - Executive Officers.”

ITEM 11.   EXECUTIVE COMPENSATION

     Additional information required by this item is incorporated herein by reference to the sections entitled “Election of Directors - Compensation of Directors,” “Additional Information - Executive Compensation”, “Additional Information - Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Additional Information - Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled “Additional Information - Security Ownership” in the Proxy Statement.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections entitled “Additional Information - Certain Relationships and Related Transactions” in the Proxy Statement.

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)(1)  FINANCIAL STATEMENTS

     The following documents are filed as a part this Annual Report on Form 10-K.

Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000

Consolidated Statements of Operations for each of the three fiscal years ended February 3, 2001

Consolidated Statements of Cash Flows for each of the three fiscal years ended February 3, 2001

Consolidated Statements of Stockholders’ Equity for each of the three fiscal years ended February 3, 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(A)(2)  FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not required or are not applicable. 41

(A)(3)  EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Bylaws of Registrant. (1)

3.3	Amended and Restated Bylaws of Registrant. (9)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.1*	1983 Incentive Stock Option Plan, with form of stock Option Agreement. (1)

10.3*	1993 Employee Stock Purchase Plan. (1)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, California. (3)

10.7	Amended Lease Agreement for distribution center. (4)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.12	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (5)

10.13*	Deferred Compensation Agreement. (5)

10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (6)

10.15	Lease Agreement for 111 Anza Blvd., Burlingame, CA dated January 8, 1998. (6)

10.22	Acquisition and Development Agreement for Dixon, California Distribution Facility with Carl D. Panattoni and Wickland Properties, dated November, 1996. (6)

10.23	Standard Form of Contractor Agreement with DPR Construction, Inc. for construction of Dixon, California Distribution Facility dated May 5, 1997. (6)

10.26*	Management Change of Control Plan.(7)

10.27*	Management Severance Plan.(7)

10.28	Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc., dated December 28, 1998. (8)

10.29	Commitment Letter for the Amended and Restated Line of Credit Agreement with Bank of America, dated March 11, 1999. (8)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998.

42

10.33	Credit Agreement with Bank of America, dated August 25, 1999. (9)

10.34	Secured Credit Agreement with Fleet Retail Finance, Inc., dated August 24, 2000. (10)

10.35	Amended Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc., dated August 30, 2000. (10)

10.36	First Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 9, 2000. (11)

10.37	Second Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 30, 2000. (11)

10.38	Third Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated November 14, 2000. (11)

10.39	Form of Common Stock Purchase Agreement, dated May 2000, between Registrant and the Investors.

10.40	Form of Warrant, dated May 2000, between the Registrant and the Investors.

10.41	Form of Investor Rights Agreement, dated May 2000, between Registrant and the Investors.

10.42	Form of Amendment to Warrant to Purchase Common Stock.

10.43	Corporate Lease.

10.44*	Management Severance Plan Effective September, 2000.

21.1	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (included in Part IV of this Form 10-K under the caption “Signatures”).

43

10   REPORTS ON FORM 8-K

None.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1995 Annual Report on Form 10-K filed with the Commission on May 2, 1996.

(5)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(6)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(7)	Incorporated by reference to the Registrant’s October 31, 1998 Quarterly Report on Form 10-Q (“1998 Q3 10-Q”) filed with the Commission on December 21, 1998.

(8)	Incorporated by reference to the Registrant’s 1998 Annual Report on Form 10-K filed with the Commission on April 26, 1999.

(9)	Incorporated by reference to the Registrant’s July 31, 1999 Quarterly Report on Form 10-Q (“1999 Q2 10-Q”) filed with the Commission on September 14, 1999 and the Registrant’s Form 8-K filed with the Commission on September 8, 1999.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s July 29, 2000 Quarterly Report on Form 10-Q (“2000 Q2 10-Q”) filed with the Commission on September 12, 2000.

(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 28, 2000 Quarterly Report on Form 10-Q (“2000 Q3 10-Q”) filed with the Commission on December 12, 2000.

* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K. 44

THE GYMBOREE CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 3, 2001 —————— (Date)	THE GYMBOREE CORPORATION By: /s/ Lisa M. Harper —————————————— Lisa M. Harper Chief Executive Officer and Vice Chair of the Board

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

     That the undersigned officers and directors of Gymboree Corporation, a Delaware corporation, do hereby constitute and appoint Stuart Moldaw the lawful attorney and agent, with power and authority to do any and all acts and things and to execute any and all instruments which said attorney and agent determine may be necessary or advisable or required to enable said corporation to comply with the Securities Exchange Act of 1934 and any rules or regulations or requirements of the Securities and Exchange Commission in connection with this Form 10-K. Without limiting the generality of the foregoing power and authority, the powers granted include the power and authority to sign the names of the undersigned officers and directors in the capacities indicated below to this Form 10-K, to any and all amendments and supplements to this Form 10-K, and to any and all instruments or documents filed as part of or in conjunction with this Form 10-K or amendments or supplements thereof, and each of the undersigned hereby ratifies and confirms all that said attorney and agent shall do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

     IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/	Stuart Moldaw —————————— Stuart Moldaw	Chairman of the Board of Directors	May 3, 2001

/s/	Alison L. May —————————— Alison L. May	Executive Vice President and Chief Operating Officer (Principal Financial and Accounting Officer)	May 3, 2001

/s/	Walter F. Loeb —————————— Walter F. Loeb	Director	May 3, 2001

/s/	Barbara L. Rambo —————————— Barbara L. Rambo	Director	May 3, 2001

/s/	Lisa M. Harper —————————— Lisa M. Harper	Chief Executive Officer and Vice Chair of the Board	May 3, 2001

/s/	John C. Pound —————————— John C. Pound	Director	May 3, 2001

/s/	William U. Westerfield —————————— William U. Westerfield	Director	May 3, 2001

/s/	Michael Steinberg —————————— Michael Steinberg	Director	May 3, 2001

46

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Bylaws of Registrant. (1)

3.3	Amended and Restated Bylaws of Registrant. (9)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.1*	1983 Incentive Stock Option Plan, with form of stock Option Agreement. (1)

10.3*	1993 Employee Stock Purchase Plan. (1)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, California. (3)

10.7	Amended Lease Agreement for distribution center. (4)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.12	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (5)

10.13*	Deferred Compensation Agreement. (5)

10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (6)

10.15	Lease Agreement for 111 Anza Blvd., Burlingame, CA dated January 8, 1998. (6)

10.22	Acquisition and Development Agreement for Dixon, California Distribution Facility with Carl D. Panattoni and Wickland Properties, dated November, 1996. (6)

10.23	Standard Form of Contractor Agreement with DPR Construction, Inc. for construction of Dixon, California Distribution Facility dated May 5, 1997. (6)

10.26*	Management Change of Control Plan.(7)

10.27*	Management Severance Plan.(7)

10.28	Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc., dated December 28, 1998. (8)

47

10.29	Commitment Letter for the Amended and Restated Line of Credit Agreement with Bank of America, dated March 11, 1999. (8)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated through December 31, 2000.

10.33	Credit Agreement with Bank of America, dated August 25, 1999. (9)

10.34	Secured Credit Agreement with Fleet Retail Finance, Inc., dated August 24, 2000. (10)

10.35	Amended Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc., dated August 30, 2000. (10)

10.36	First Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 9, 2000. (11)

10.37	Second Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 30, 2000. (11)

10.38	Third Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated November 14, 2000. (11)

10.39	Form of Common Stock Purchase Agreement, dated May 2000, between Registrant and the Investors.

10.40	Form of Common Stock Purchase Warrant, dated May 2000, between the Registrant and the Investors.

10.41	Form of Investor Rights Agreement, dated May 2000, between Registrant and the Investors.

10.42	Form of Amendment to Warrant to Purchase Common Stock.

10.43	Corporate Lease.

10.44*	Management Severance Plan, Effective September, 2000.

21.1	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent.

24.1	Power of Attorney (included in Part IV of this Form 10-K under the caption “Signatures”).

48

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1995 Annual Report on Form 10-K filed with the Commission on May 2, 1996.

(5)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(6)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(7)	Incorporated by reference to the Registrant’s October 31, 1998 Quarterly Report on Form 10-Q (“1998 Q3 10-Q”) filed with the Commission on December 21, 1998.

(8)	Incorporated by reference to the Registrant’s 1998 Annual Report on Form 10-K filed with the Commission on April 26, 1999.

(9)	Incorporated by reference to the Registrant’s July 31, 1999 Quarterly Report on Form 10-Q (“1999 Q2 10-Q”) filed with the Commission on September 14, 1999 and the Registrant’s Form 8-K filed with the Commission on September 8, 1999.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s July 29, 2000 Quarterly Report on Form 10-Q (“2000 Q2 10-Q”) filed with the Commission on September 12, 2000.

(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 28, 2000 Quarterly Report on Form 10-Q (“2000 Q3 10-Q”) filed with the Commission on December 12, 2000.

* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K. 49