Form 10-K/A
period 2001-02-03
GYMBOREE CORP
filed 2001-05-07
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 000-21250 THE GYMBOREE CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE	94-2615258
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

700 AIRPORT BOULEVARD, SUITE 200,	94010-1912
BURLINGAME, CALIFORNIA	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (650)-579-0600 SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE	NASDAQ NATIONAL MARKET

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

     As of April 30, 2001, 28,065,582 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 27, 2001 (hereinafter referred to as the “ Proxy Statement”) is incorporated by reference into Part III.

AMENDED FILING OF FORM 10-K FOR FISCAL YEAR 2000

     This amendment for Form 10-K is being filed for the sole purposes of (i) correcting the number of shares of common stock of The Gymboree Corporation that were listed on the cover page of the Form 10-K as being outstanding as of April 30, 2001 and (ii) removing the checkmark next to the line beginning “Transition Report” on the cover page of the Form 10-K.

2

THE GYMBOREE CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

May 7, 2001 ———————	By:	/s/ Lisa M. Harper ————————————————————
(Date)		Lisa M. Harper
Chief Executive Officer and
Vice Chair of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stuart Moldaw ——————————————— Stuart Moldaw	Chairman of the Board of Directors	May 7, 2001

/s/ Alison L. May ——————————————— Alison L. May	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 7, 2001

/s/ Walter F. Loeb* ——————————————— Walter F. Loeb	Director	May 7, 2001

/s/ Barbara L. Rambo* ——————————————— Barbara L. Rambo	Director	May 7, 2001

/s/ Lisa M. Harper ——————————————— Lisa M. Harper	Chief Executive Officer and Vice Chair of the Board	May 7, 2001

/s/ John C. Pound* ——————————————— John C. Pound	Director	May 7, 2001

/s/ William U. Westerfield* ——————————————— William U. Westerfield	Director	May 7, 2001

/s/ Michael Steinberg* ——————————————— Michael Steinberg	Director	May 7, 2001

*By: /s/ Stuart G. Moldaw ————————————————	May 7, 2001
Stuart G. Moldaw, attorney-in-fact

3