Form 10-Q
period 2001-05-05
GYMBOREE CORP
filed 2001-06-15
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 5, 2001 OR

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________________ to __________________________ Commission file number 000-21250 THE GYMBOREE CORPORATION (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2615258 (IRS Employer Identification No.)

700 Airport Boulevard, Burlingame, California (Address of principal executive offices)	94010-1912 (Zip code)

(650) 579-0600
Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Number of shares of common stock outstanding at June 8, 2001: 28,103,367

Part I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share and store data) (Unaudited)

	13 Weeks Ended
	May 5, 2001	April 29, 2000
Net sales	$ 124,003	$ 100,632
Cost of goods sold, including
buying and occupancy expenses	(81,339)	(80,105)

Gross profit	42,664	20,527
Selling, general and administrative expenses	(43,057)	(43,728)
Play and music income, net	700	748

Operating income (loss)	307	(22,453)
Foreign exchange gains (losses), net	(83)	24
Net interest income (expense), net	(824)	50

Loss before income taxes	(600)	(22,379)
Income tax benefit	231	8,616

Net loss	$ (369)	$(13,763)

Loss per share:
Basic	$ (0.01)	$ (0.56)
Diluted	(0.01)	(0.56)
Weighted average shares outstanding:
Basic	28,058	24,402
Diluted	28,058	24,402
Number of stores at end of period	576	605

See notes to condensed consolidated financial statements.

3

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	May 5, 2001	February 3, 2001	April 29, 2000
Assets

Current Assets
Cash and cash equivalents	$ 5,710	$ 5,306	$ 23,386
Accounts receivable	7,686	7,734	4,976
Merchandise inventories	71,514	78,056	43,083
Prepaid expenses and deferred taxes	9,516	9,828	9,535

Total current assets	94,426	100,924	80,980

Property and Equipment
Land and buildings	9,943	9,943	9,943
Leasehold improvements	89,872	89,425	88,930
Furniture, fixtures and equipment	105,987	107,304	107,818

	205,802	206,672	206,691
Less accumulated depreciation and amortization	(94,576)	(88,990)	(72,390)

	111,226	117,682	134,301
Lease Rights, Deferred Taxes and Other Assets	26,010	25,836	10,072

Total Assets	$ 231,662	$ 244,442	$ 225,353

Liabilities and Stockholders’ Equity

Current Liabilities
Current portion of long term debt	$ 642	$ 634	$ 594
Borrowings on revolving line of credit	19,679	16,225	—
Accounts payable	15,507	31,152	17,168
Accrued liabilities	19,753	19,539	22,407

Total current liabilities	55,581	67,550	40,169

Long Term Liabilities
Long term debt, net of current portion	9,280	9,443	10,725
Deferred rent and other liabilities	26,258	26,333	29,517
Term loan	7,000	7,000	—

Total Liabilities	98,119	110,326	80,411

Stockholders’ Equity
Common stock, including excess paid-in capital
($.001 par value: 100,000,000 shares authorized,
28,065,582, 28,039,553 and 24,401,886 shares
outstanding at May 5, 2001, February 3, 2001
and April 29, 2000, respectively)	40,605	40,475	27,807
Retained earnings	93,320	93,689	116,794
Accumulated other comprehensive income (loss) -
Foreign currency translation adjustments	(382)	(48)	341

Total stockholders’ equity	133,543	134,116	144,942

Total Liabilities and Stockholders’ Equity	$ 231,662	$ 244,442	$ 225,353

See notes to condensed consolidated financial statements.

4

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	13 Weeks Ended
	May 5, 2001	April 29, 2000
Cash Flows from Operating Activities:
Net loss	$ (369)	$(13,763)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	6,109	5,956
Deferred income taxes	(661)	(7,596)
Loss on disposal of property and equipment	84	248
Changes in assets and liabilities:
Accounts receivable	48	(58)
Merchandise inventories	6,208	4,263
Prepaid expenses and other assets	798	(833)
Accounts payable	(15,645)	(1,428)
Other liabilities	(75)	393
Accrued liabilities	215	(868)

Net cash used in operating activities	(3,288)	(13,686)

Cash Flows from Investing Activities:
Capital expenditures	(2,933)	(3,061)
Proceeds from sale of assets	3,196	—

Net cash provided by (used in) investing activities	263	(3,061)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	130	—
Proceeds from borrowings	3,454	—
Payments on long term debt	(155)	(141)

Net cash provided by (used in) financing activities	3,429	(141)

Net Increase (Decrease) in Cash and Cash Equivalents	404	(16,888)

Cash and Cash Equivalents at Beginning of Period	5,306	40,274

Cash and Cash Equivalents at End of Period	$ 5,710	$ 23,386

See notes to condensed consolidated financial statements.

5

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation

     The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly-owned subsidiaries (“Gymboree”) as of and for the periods ended May 5, 2001 and April 29, 2000 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 3, 2001.

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

2. Earnings (Loss) Per Share

     Basic EPS is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted loss per share for all periods presented is equal to basic loss per share because the potential common shares outstanding during the period are antidilutive.

3. Comprehensive Income (Loss)

     Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended
	May 5, 2001	April 29, 2000
(In thousands)

Net loss	$(369)	$(13,763)
Other comprehensive income (loss)	(334)	243

Total comprehensive loss	$(703)	$(13,520)

4. Foreign Currencies

     Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Translation adjustments resulting from this process are recorded as a component of other comprehensive income. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year.

5. Foreign Exchange Exposure Management

     Gymboree has international subsidiaries selling product in local currencies, but such product is purchased in US dollars. To protect product margins as well as foreign currency payables and receivables Gymboree’s risk management policy is to hedge forecasted and existing foreign currency risk with foreign exchange forward contracts to mitigate this risk. Hedges of forecasted transactions are designated and documented at inception as cash flow hedges and evaluated for effectiveness quarterly. The effective portion of the gain or loss on the forward contracts designated as cash flow hedges is reported in other comprehensive income and recognized in cost of goods sold based on inventory turns; the ineffective portion is recorded in earnings. A loss of approximately $175,000 is included in other comprehensive income as of May 5, 2001 and will be recognized in cost of goods sold over the next 12 months. The critical terms of the forward contract and the underlying transaction are essentially the same. As a result, an immaterial amount of ineffectiveness was recognized in the first quarter of fiscal 2001.

6. Sale of Zutopia Stores

     During fiscal 2000, Gymboree entered into an agreement with The Wet Seal, Inc. to sell 19 Zutopia stores with an estimated sales price of $3.5 million. The agreement provided for the transfer of substantially all the assets of the Zutopia stores, along with the trademark, to The Wet Seal, Inc. and the assignment of the leases of 18 of the 19 stores. The remaining store was closed. As a result of the agreement, Gymboree recognized a loss of $5 million in fiscal 2000, which includes the loss related to the property and equipment, reserve for inventory and an accrual for legal fees and severance. The assets were transferred and sale closed on March 25, 2001 and March 29, 2001, respectively.

7. Line of Credit

     On August 24, 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree’s maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates), plus (ii) 85% of Gymboree’s eligible credit card accounts receivable, plus (iii) 100% of eligible investments, minus (iv) applicable reserves. Gymboree’s annual capital expenditures are limited to $15 million under this agreement. As of May 5, 2001, approximately $26.9 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. On April 4, 2001, Gymboree elected to use the Eurodollar rate plus the applicable margin on $10 million of its short-term borrowings under the revolving line of credit. The rate was 7.3125% and was effective until May 3, 2001, at which time the balance reverted back to the bank’s Reference Rate plus an applicable margin. As of May 5, 2001, the interest rate was 7.5%.

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. On April 16, 2001, Gymboree entered into an amendment that increased the interest rates and removed certain financial covenants of the two promissory notes. The first note of approximately $3.1 million bears interest at 9.5% and is due October 2005. The second note of approximately $8.9 million bears interest at 9.7% and is due January 2009. Interest on the promissory notes is payable monthly.

     In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. A blanket lien on merchandise inventories and other assets secure both the credit facility and term loan.

Item 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

			Percentage Change
	As a Percentage of Net Sales		in Dollar Amounts
	Thirteen Weeks Ended		From 2000 to 2001
	May 5, 2001	April 29, 2000	13 weeks
Net sales	100.0%	100.0%	23%
Cost of goods sold, including
buying and occupancy expenses	(65.6)	(79.6)	2%

Gross profit	34.4	20.4	108%
Selling, general and administrative
expenses	(34.7)	(43.4)	-2%
Play and music income, net	0.6	0.7	-6%

Operating income (loss)	0.3	(22.3)	101%
Foreign exchange gains (losses), net	(0.1)	—	-446%
Net interest income (expense)	(0.7)	0.1	-1748%

Loss before income taxes	(0.5)	(22.2)	97%
Income tax benefit	0.2	8.5	-97%

Net loss	(0.3)%	(13.7)%	97%

Number of stores at end of period	576	605

Thirteen weeks ended May 5, 2001 compared to thirteen weeks ended April 29, 2000

Net Sales

     Net sales in the first quarter of fiscal 2001 totaled $124.0 million compared to $100.6 million in the same period last year. Comparable store sales for the first quarter increased 25% over the prior year and provided $23.4 million of the increase in sales. The remaining sales increases resulted from fiscal 2000 store additions and relocations ($2.3 million) and the fiscal 2001 store opening ($0.1 million), offset by a reduction in sales from 20 store closures in fiscal 2000 and 2001 ($1.5 million) and the Zutopia stores ($0.9 million). Gymboree operated 19 Zutopia stores, 18 of which were sold to The Wet Seal, Inc. on March 25, 2001. The remaining Zutopia store was closed. As of May 5, 2001, Gymboree operated 524 stores in the U.S., 21 stores in Canada, and 31 stores in Europe.

Gross Profit

     Gross profit for the thirteen weeks ended May 5, 2001 increased 108% to $42.7 million from $20.5 million in the same period last year. As a percentage of net sales, gross profit was 34.4% in the first quarter of fiscal 2001 compared to 20.4% in the same period last year. The increase in gross profit as a percentage of net sales was primarily due to fewer markdowns taken in fiscal 2001 reflecting a more desirable product coupled with comparable sales increases in 2001 due to more appropriate inventory levels. As a result of comparable sales increases, Gymboree was able to leverage occupancy and buying expenses which also contributed to the improved gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“SG&A”), which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, decreased as a percentage of sales to 34.7% in 2001 compared to 43.4% in 2000. SG&A expense for the first quarter of fiscal 2001 totaled $43.1 million as compared to $43.7 million for the same period in the prior year. Zutopia was sold in March 2001 and resulted in an expense reduction of $0.7 million for the first quarter of 2001 compared to the first quarter of 2000. Gymboree did incur higher selling expenses in 2001 primarily due to higher sales, offset by lower corporate overhead that related to management severance that was paid in 2000.

Play and Music Income, Net

     Play and Music income, net decreased 6% to $700,000 during the first quarter of fiscal 2001 from $748,000 in income for the same period last year. The decrease was due primarily to start-up costs associated with new corporate sites.

Foreign Exchange Losses

     Net foreign exchange losses totaled $83,000 during the first quarter of 2001 compared to a net gain of $24,000 in the first quarter of 2000. These losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Net Interest Income (Expense)

     Interest expense of $923,000 was incurred for the first quarter of 2001 as compared to interest expense of $314,000 for the same period last year. The increase was due to higher average borrowings. Interest income decreased to $99,000 for the first quarter of 2001 from $364,000 in the first quarter of 2000. This decrease reflects a lower average cash balance year over year.

Income Tax

     Our effective tax rate for the first quarters of fiscal 2001 and 2000 was 38.5%.

Financial Condition

Liquidity and Capital Resources

     Cash used in operating activities for the first quarter of fiscal 2001 was $3.3 million compared to $13.7 million in the same period in the prior year. This change was primarily due to the decrease in net loss for the period and changes in working capital items.

     Cash provided by investing activities totaled $0.3 million resulting from $3.2 million in proceeds received from the sale of Zutopia, offset by $2.9 million in capital expenditures primarily for the relocation and/or expansion of certain existing stores. Gymboree estimates that capital expenditures during 2001 will be between $12.0 and $15.0 million, and will primarily be used to relocate and expand about 10 stores, to open approximately 10 new domestic and international stores, to update the store fronts of approximately 150 stores and to upgrade and replace information technology systems.

     Cash provided by financing activities totaled $3.4 million compared to cash used in financing activities of $0.1 million in the prior year. This change reflects an increase in short term borrowings of $3.5 million.

     Cash and cash equivalents were $5.7 million at May 5, 2001, an increase of $0.4 million from February 3, 2001. Working capital as of May 5, 2001 was $38.8 million compared to $33.4 million at the end of fiscal 2000.

     On August 24, 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree’s maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates), plus (ii) 85% of Gymboree’s eligible credit card accounts receivable, plus (iii) 100% of eligible investments, minus (iv) applicable reserves. Gymboree’s annual capital expenditures are limited to $15 million under this agreement. As of May 5, 2001, approximately $26.9 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. On April 4, 2001, Gymboree elected to use the Eurodollar rate plus the applicable margin on $10 million of its short-term borrowings under the revolving line of credit. The rate was 7.3125% and was effective until May 3, 2001, at which time the balance reverted back to the bank’s Reference Rate plus an applicable margin. As of May 5, 2001, the interest rate was 7.5%.

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. On April 16, 2001, Gymboree entered into an amendment that increased the interest rates and removed certain financial covenants of the two promissory notes. The first note of approximately $3.1 million bears interest at 9.5% and is due October 2005. The second note of approximately $8.9 million bears interest at 9.7% and is due January 2009. Interest on the promissory notes is payable monthly.

     In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. A blanket lien on merchandise inventories and other assets secure both the credit facility and term loan.

     Gymboree anticipates that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through fiscal 2001. If additional credit facilities are required, no assurance can be given that such facilities will be available under terms acceptable to Gymboree.

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

     We incurred net losses of $0.4 million, $36.9 million and $10.6 million during the first quarter of fiscal 2001 and during fiscal years 2000 and 1999, respectively. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our operations.

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

     The continued success of Gymboree is largely dependent on the personal efforts and abilities of our senior management and certain other key personnel and on our ability to retain current management and to attract and retain qualified key personnel in the future. Also, because customer service is a defining feature of the Gymboree corporate culture, we must be able to hire and train qualified sales associates to succeed. The loss of certain key employees, Gymboree’s inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified sales associates could have a material adverse effect on our growth, our operations and our financial position. Furthermore, we have experienced significant turnover of our management team in recent years, and several members of our key management team have only recently joined us or have been promoted to executive positions for the first time. For example, our current chief executive officer was appointed in February 2001, and our chief operating officer and acting chief financial officer joined Gymboree in March 2001. In addition to performing their regular duties, our new managers must spend a significant amount of time devising strategies to execute our business model. If they are unable to effectively integrate themselves into our business, to work together as a management team or to master their new roles in a timely manner, our business will suffer.

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

     Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the months of November and December, during the holiday season. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. Such a circumstance could cause us to have excess inventory, necessitating markdowns to minimize this excess, which would reduce our profitability. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. Also, because Gymboree typically spends more in labor costs during the holiday season, hiring temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

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

     Gymboree has federal and state net operating loss carryforwards which for financial reporting purposes are reported as a deferred tax asset. These net operating losses will expire between 2003 and 2020. The full realization of these losses is dependent upon Gymboree generating federal and state taxable income in such amounts and at such times that the net operating loss carryforwards can be fully utilized. However, there is no guarantee that Gymboree will generate the necessary amount of taxable income in the appropriate tax periods to realize the full tax benefit of these prior losses. It is possible that all or a portion the value of such tax benefit (and the corresponding deferred tax asset) will be lost.

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

     Gymboree currently relies on unaffiliated manufacturers to produce substantially all of our products, with whom we have no long-term contracts and from whom we typically purchase goods on an order-by-order basis. Many of our unaffiliated manufacturers produce goods for other companies, with which we compete for production facilities and import quota capacity. If Gymboree experiences significant increased demand, which cannot be foreseen, or in the event any of our key manufacturers is unable or unwilling to continue to manufacture Gymboree’s products, Gymboree may not be able to obtain sufficient capacity from our other current manufacturing sources or to identify and qualify new unaffiliated sources in a timely manner. Any significant delay in our ability to obtain adequate supplies of products from our current or alternative sources would materially and adversely affect our business and operating results.

     Our results may be impaired by changes in fashion trends and consumer preferences.

     Gymboree’s sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for Gymboree’s apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends. If demand for our apparel and accessories were to decline or if we were to misjudge fashion trends, Gymboree’s business, financial condition and results of operations could be materially adversely affected.

     We cannot maintain and grow our sales and profitability without the continued development of new products.

     Gymboree’s continued growth and success depend in large part on our ability to successfully develop and introduce new products that are perceived to represent an improvement in style, functionality or value compared to other products available in the marketplace. Failure to regularly develop and introduce new products successfully could materially and adversely impact future growth and profitability. In addition, in the future Gymboree may introduce certain new products and concepts that may represent a shift in concept, design and target market demographics from our traditional products. These new products may have shorter life cycles, thereby requiring more frequent product introductions than Gymboree’s traditional product lines. Furthermore, these products and the introduction of more products could dilute Gymboree’s image as a leading supplier of quality children’s apparel in the newborn-to-seven age range and lead to a reduced demand for our existing products.

     The highly competitive business in which we operate may impair our ability to maintain and grow our sales and results.

     The children’s apparel segment of the specialty retail business is highly competitive, and we may not be able to compete successfully in the future. Gymboree competes on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), The Children’s Place and Talbots Kids and certain leading department stores as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), Kids ‘R’ Us (a division of Toys ‘R’ Us, Inc.) and Target. Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. We also compete with children’s retailers that sell their products by mail order or over the Internet. Many of these competitors are larger and have substantially greater financial, marketing and other resources than Gymboree. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

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

     Gymboree outsources various technological support functions. If our contractor were unable for any reason to continue to provide this support, or were to suffer a sudden breakdown in capabilities, this loss of support could have a negative impact on our ability to maintain reporting from our stores to headquarters, and could prevent us from reporting sales results or earnings, or from allocating product in a timely fashion, which could impair our ability to manage our stores’ inventory.

     We may suffer negative publicity if any of our products are found to be unsafe.

     Gymboree currently tests most toys and similar products sold in our stores. However, we may end this practice in the foreseeable future, as we anticipate that a larger portion of the toys and similar products we sell will be products that we buy from market sources for resale to our customers. If these products have safety problems of which we are not aware or if the Consumer Product Safety Commission recalls a product sold in our stores, we may experience not only negative publicity, which could adversely impact our sales and reputation, but also product liability lawsuits, which could have a material adverse effect on our reputation, our business and our financial position.

     We may be subject to negative publicity or be sued if our manufacturers violate labor laws or engage in practices that our customers believe are unethical.

     We seek to require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices. If an independent manufacturer violates labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, Canada or Europe, Gymboree could in turn experience negative publicity or be sued. Negative publicity regarding the production of our products could materially adversely affect sales of our products and our business, and a lawsuit could materially adversely effect our financial position. For example, see Part II Item 1, “Legal Proceedings.”

     The loss of a key vendor could impair our ability to obtain a sufficient quantity of fabric for our apparel.

     In fiscal 2000, one vendor accounted for 55% of our cotton knit fabric purchases. Although we believe that other sources could be identified to satisfy our requirements for cotton knit fabrics, the loss of this vendor, or a delay in obtaining fabric from this vendor, could have a material adverse effect on our business and operating results.

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

16

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

     The table below summarizes by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of May 5, 2001.

(In thousands)	Notional Amount	Fair Value	Weighted Average Rate
British pounds sterling	$ 7,138	$ (71)	1.4276
Canadian dollars	3,787	(104)	0.6332

Total	$10,925	$(175)

     Gymboree’s current borrowings under its line of credit are subject to a variable interest rate which, if increased, would have an adverse impact on Gymboree. For example, an increase of 1% would result in additional interest expense of approximately $200,000 per year.

Part II — OTHER INFORMATION

Item 1.   Legal Proceedings

Gymboree was named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was transferred to the U.S. District Court for the District of Hawaii. That court ordered the case to be transferred to the U.S. District Court for the District of the Northern Mariana Islands. The transfer to the District Court in the Northern Mariana Islands is in progress. The plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make products for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs that would require us to pay approximately $200,000, but the settlement will not take effect until it is approved by the court, which cannot take place until the transfer is completed. There can be no assurance that the court will ultimately approve the settlement.

Item 2.   Changes in Securities and Use of Proceeds

Not applicable.

Item 3.   Defaults Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.   Other Information

On March 6, 2001 Gymboree appointed Alison May as Executive Vice President and Chief Operating Officer. Subsequently, Ms. May took on the added responsibility of Acting Chief Financial Officer following the resignation of Larry Meyer. Mr. Meyer will remain with Gymboree as an advisor until July.

Item 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

10.45	Third Amendment to Secured Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc. dated April 16, 2001.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended May 5, 2001.

18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 15, 2001 —————————————— Date	THE GYMBOREE CORPORATION
(Registrant)

By: /s/ Alison L. May
—————————————————————
Alison L. May
Executive Vice President, Chief Operating Officer
and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

19

EXHIBIT INDEX

Exhibit Number	Description
10.45	Third Amendment to Secured Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc. dated April 16, 2001.

20