Form 10-Q
period 2001-08-04
GYMBOREE CORP
filed 2001-09-18
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 4, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 000-21250

THE GYMBOREE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2615258
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Airport Boulevard, Burlingame, California	94010-1912
(Address of principal executive offices)	(Zip code)

(650) 579-0600

Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒      No  ☐

      As of September 10, 2001, 28,263,527 shares of the registrant’s common stock were outstanding.

		Page
		Number

Part I — FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets	1

	Condensed Consolidated Statements of Operations	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 6.	Exhibits	16

Signatures		17

Exhibit Index		18

i

Part I — FINANCIAL INFORMATION

Item 1.   Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

ASSETS

	August 4,	February 3,	July 29,
	2001	2001	2000

Current Assets

Cash and cash equivalents	$6,359	$5,306	$2,609

Accounts receivable	6,353	7,734	3,418

Merchandise inventories	80,961	78,056	56,272

Prepaid expenses and deferred taxes	17,581	9,828	5,413

Total current assets	111,254	100,924	67,712

Property and Equipment

Land and buildings	9,943	9,943	9,943

Leasehold improvements	86,624	89,425	89,298

Furniture, fixtures and equipment	111,079	107,304	109,007

	207,646	206,672	208,248

Less accumulated depreciation and amortization	(96,439)	(88,990)	(77,986)

	111,207	117,682	130,262

Lease Rights, Deferred Taxes and Other Assets	20,890	25,836	21,719

Total Assets	$243,351	$244,442	$219,693

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Current portion of long term debt	$651	$634	$606

Borrowings on revolving line of credit	26,672	16,225	5,500

Accounts payable	28,630	31,152	16,066

Accrued liabilities	18,689	19,539	18,919

Total current liabilities	74,642	67,550	41,091

Long Term Liabilities

Long term debt, net of current portion	9,140	9,443	10,568

Deferred rent and other liabilities	25,090	26,333	30,021

Term loan	7,000	7,000	0

Total Liabilities	115,872	110,326	81,680

Stockholders’ Equity

Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized 28,260,447, 28,039,553 and 27,651,555 shares outstanding at August 4, 2001, February 3, 2001 and July 29, 2000, respectively)	41,783	40,475	37,438

Retained earnings	85,993	93,689	99,686

Accumulated other comprehensive income (loss)	(297)	(48)	889

Total stockholders’ equity	127,479	134,116	138,013

Total Liabilities and Stockholders’ Equity	$243,351	$244,442	$219,693

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and store data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000

Net sales	$97,747	$82,766	$221,750	$183,398

Cost of goods sold, including buying and occupancy expenses	(68,430)	(69,133)	(149,769)	(149,238)

Gross profit	29,317	13,633	71,981	34,160

Selling, general and administrative expenses	(40,851)	(41,505)	(83,907)	(85,233)

Play and music income, net	312	47	1,012	795

Operating loss	(11,222)	(27,825)	(10,914)	(50,278)

Foreign exchange gains (losses), net	(65)	100	(148)	124

Net interest expense	(628)	(93)	(1,453)	(43)

Loss before income taxes	(11,915)	(27,818)	(12,515)	(50,197)

Income tax benefit	4,587	10,710	4,818	19,326

Net loss	$(7,328)	$(17,108)	$(7,697)	$(30,871)

Loss per share:

Basic	$(0.26)	$(0.64)	$(0.27)	$(1.20)

Diluted	(0.26)	(0.64)	(0.27)	(1.20)

Weighted average shares outstanding:

Basic	28,169	26,842	28,114	25,685

Diluted	28,169	26,842	28,114	25,685

Number of stores at end of period	577	600	577	600

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended

	August 4,	July 29,
	2001	2000

Cash Flows from Operating Activities:

Net loss	$(7,697)	$(30,871)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	12,044	11,836

Deferred income taxes	(4,129)	(14,892)

Loss on disposal of property and equipment	334	386

Change in assets and liabilities:

Accounts receivable	1,381	1,500

Merchandise inventories	(3,320)	(8,378)

Prepaid expenses and other assets	1,322	(1,062)

Accounts payable	(2,522)	(2,529)

Other liabilities	(1,243)	896

Accrued liabilities	(850)	(4,357)

Net cash used in operating activities	(4,680)	(47,471)

Cash Flows from Investing Activities:

Capital expenditures	(9,098)	(5,039)

Proceeds from sale of assets	3,195	—

Net cash used in investing activities	(5,903)	(5,039)

Cash Flows from Financing Activities:

Proceeds from issuance of common stock	1,475	9,631

Proceeds from borrowings	10,447	5,500

Payments on long term debt	(286)	(286)

Net cash provided by financing activities	11,636	14,845

Net Increase (Decrease) in Cash and Cash Equivalents	1,053	(37,665)

Cash and Cash Equivalents at Beginning of Period	5,306	40,274

Cash and Cash Equivalents at End of Period	$6,359	$2,609

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

  1. Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly-owned subsidiaries (“Gymboree”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 3, 2001.

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

  2. Loss Per Share

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

  3. Comprehensive Loss

      Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000

	(In thousands)

Net loss	$(7,328)	$(17,108)	$(7,697)	$(30,871)

Other comprehensive income	82	548	415	791

Total comprehensive loss	$(7,246)	$(16,560)	$(7,282)	$(30,080)

  4. Foreign Currencies

      Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Translation adjustments resulting from this process are recorded as a component of other comprehensive income. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Gains and losses resulting from currency fluctuations on inter-company transactions between our U.S. operations and foreign subsidiaries are recognized on the statement of operations.

  5. Foreign Exchange Exposure Management

      Gymboree has international subsidiaries selling product in local currencies, but such product is purchased in US dollars. To protect product margins, as well as foreign currency payables and receivables, Gymboree’s risk management policy is to hedge selected forecasted and existing foreign currency risk with foreign

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

exchange forward contracts to mitigate this risk. Hedges of forecasted transactions are designated and documented at inception as cash flow hedges and evaluated for effectiveness quarterly. The effective portion of the gain or loss on the forward contracts designated as cash flow hedges is reported in other comprehensive income and recognized in cost of goods sold based on inventory turns; the ineffective portion is recorded in earnings. A loss of approximately $167,260 is included in other comprehensive income as of August 4, 2001 and will be recognized in cost of goods sold over the next 12 months. The critical terms of the forward contract and the underlying transaction are essentially the same. As a result, an immaterial amount of ineffectiveness was recognized in the second quarter of fiscal 2001.

  6. Line of Credit

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

      On August 3, 2001, Gymboree amended the existing secured facility with Fleet Retail Finance, Inc. which increased the overall credit line from $75 million to $85 million. This additional increase is for working capital and has the same requirements as the original amount.

      As of August 4, 2001, approximately $14.5 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of August 4, 2001, the interest rate was 6.75%.

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

      In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. A blanket lien on merchandise inventories and other assets secure both the credit facility and term loan. If Gymboree elects to pay the term loan at any time prior to the maturity date, Gymboree is also obligated to pay a premium from 0.75% to 1.5% of the amount pre-paid.

  7. Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002 and is currently evaluating the provisions of the new standards and assessing their potential impact on the Company’s financial position and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

	As a Percentage of Net Sales

	Thirteen		Twenty-Six		Percentage Change
	Weeks Ended		Weeks Ended		in Dollar Amounts
					From 2000 to 2001
	August 4,	July 29,	August 4,	July 29,
	2001	2000	2001	2000	13 weeks	26 weeks

Net sales	100.0%	100.0%	100.0%	100.0%	18%	21%

Cost of goods sold, including buying and occupancy expenses	(70.0)	(83.5)	(67.5)	(81.4)	-1%	0%

Gross profit	30.0	16.5	32.5	18.6	115%	111%

Selling, general and administrative expenses	(41.8)	(50.1)	(37.8)	(46.5)	-2%	-2%

Play and music income, net	0.3	0.0	0.5	0.4	564%	27%

Operating loss	(11.5)	(33.6)	(4.8)	(27.5)	-60%	-78%

Foreign exchange gains (losses), net	(0.1)	0.1	(0.1)	0.1	-165%	-219%

Net interest expense	(0.6)	(0.1)	(0.7)	(0.0)	575%	3279%

Loss before income taxes	(12.2)	(33.6)	(5.6)	(27.4)	-57%	-75%

Income tax benefit	4.7	12.9	2.2	10.5	-57%	-75%

Net loss	(7.5)%	(20.7)%	(3.4)%	(16.9)%	-57%	-75%

Number of stores at end of period	577	600	577	600

Thirteen weeks ended August 4, 2001 compared to thirteen weeks ended July 29, 2000

      Net Sales

      Net sales in the second quarter of fiscal 2001 increased to $97.7 million from $82.8 million in the same period last year, an increase of $14.9 million or 18%. Comparable store sales for the second quarter of fiscal 2001 increased 20% compared to the same period last year and provided $15.5 million of the increase in sales. The sales increase was primarily attributable to the increase in sales of comparable stores offset, in part, from the net decrease of sales ($2.4 million) relating to the closure and sale of 19 Zutopia stores. The number of stores open at the end of the quarter was 577, compared to 600 open in the same period last year. The reduction in overall store count reflects the closure and sale of 19 Zutopia stores and a net decrease of 4 Gymboree locations. As of August 4, 2001, Gymboree operated 525 stores in the U.S., 21 stores in Canada, and 31 stores in Europe.

      Gross Profit

      Gross profit for the second quarter of fiscal 2001 increased to $29.3 million from $13.6 million in the same period last year, an increase of $15.7 million, or 115%. As a percentage of net sales, gross profit increased 13.5 percentage points to 30% in the second quarter of fiscal 2001 from 16.5% in the same period last year. The increase in gross profit as a percentage of net sales was primarily attributable to lower markdown rates from prior year, reflecting improved product performance. Additionally, the increase in sales provided operating leverage on occupancy and buying expenses, which also contributed to the improved gross profit as a percentage of net sales.

      Selling, General and Administrative Expenses

      SG&A, which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to $40.9 million from $41.5 million in the same period of the prior year, a decrease of $600,000, or 1.4%. As a percentage of sales SG&A decreased 8.3 percentage points to 41.8%, from 50.1% in the same period in the prior year, primarily due to an increase in comparable store sales. Zutopia was sold in March 2001 and resulted in an expense reduction of $1.4 million for the second quarter of 2001 compared to the second quarter of 2000.

      Play and Music Income, Net

      Play and Music income, net increased 564% to $312,000 during the second quarter of fiscal 2001 from $47,000 in income for the same period last year. The increase was due primarily to enrollment growth in both franchised and corporate owned centers.

      Foreign Exchange Gains (Losses)

      Net foreign exchange losses totaled $65,000 during the second quarter of 2001 compared to a net gain of $100,000 in the second quarter of 2000. These losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

      Net Interest Income (Expense)

      Interest expense of $759,000 was incurred for the second quarter of 2001 as compared to interest expense of $246,000 for the same period last year. The increase was due to higher average borrowings. Interest income decreased to $131,000 for the second quarter of 2001 from $153,000 in the second quarter of 2000. This decrease reflects a lower average cash balance.

      Income Tax

      Our effective tax rate for the second quarters of fiscal 2001 and 2000 was 38.5%.

Twenty-six weeks ended August 4, 2001 compared to twenty-six weeks ended July 29, 2000

      Net Sales

      Net sales for the twenty-six weeks ended August 4, 2001 increased to $221.8 million, from $183.4 million in the same period last year, an increase of $38.4 million, or 21%. Comparable store sales for the twenty-six weeks ended August 4, 2001 increased 22% over the prior year and provided $38.9 million of the increase in sales. The sales increase from the prior period was primarily attributable to the increase in sales of comparable stores offset, in part, from the net decrease of sales ($3.3 million) relating to the closure and sale of 19 Zutopia stores of which 18 were sold to the Wet Seal, Inc. on March 25, 2001. As of August 4, 2001, Gymboree operated 525 stores in the U.S., 21 stores in Canada, and 31 stores in Europe.

      Gross Profit

      Gross profit for the twenty-six weeks ended August 4, 2001 increased to $72.0 million from $34.2 million in the same period last year, an increase of $37.8 million, or 111%. As a percentage of net sales, gross profit increased 13.9 percentage points to 32.5% from 18.6% in the same period last year. The increase in gross profit as a percentage of net sales was primarily attributable to lower markdown rates from the prior year, reflecting improved product performance. Additionally, the increase in sales provided operating leverage on occupancy and buying expenses, which also contributed to the improved gross profit as a percentage of net sales.

      Selling, General and Administrative Expenses

      SG&A, which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to $83.9 million, for the twenty-six weeks ended August 4, 2001 compared to $85.2 million, a decrease of $1.3 million or 1.5% in the same period last year. As a percentage of sales SG&A decreased 8.7 percentage points to 37.8% from 46.5% for the same period in the prior year, primarily due to an increase in comparable store sales. Zutopia was sold in March 2001 and resulted in an expense reduction of $2.2 million for the 26 weeks ended August 4, 2001 compared to the same period in the prior year.

      Play and Music Income, Net

      Play and Music income, net increased 27% to $1.0 million for the twenty-six weeks ended August 4, 2001 from $795,000 in income for the same period last year. The increase was due primarily to enrollment growth in both franchised and corporate owned centers.

      Foreign Exchange Gains (Losses)

      Net foreign exchange losses totaled $148,000 for the twenty-six weeks ended August 4, 2001 compared to a net gain of $124,000 in the same period last year. These losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

      Net Interest Income (Expense)

      Interest expense of $1.7 million was incurred for the twenty-six weeks ended August 4, 2001 as compared to interest expense of $560,000 for the same period last year. The increase was due to higher average borrowings. Interest income decreased to $230,000 for the twenty-six weeks ended August 4, 2001 from $517,000 in the same period last year. This decrease reflects a lower average cash balance.

      Income Tax

      Our effective tax rate for the second quarters of fiscal 2001 and 2000 was 38.5%.

Financial Conditions

      Liquidity and Capital Resources

      Cash used in operating activities for the twenty-six weeks ended August 4, 2001 was $4.7 million compared to $47.5 million in the same period in the prior year. This change was primarily due to the decrease in net loss for the period and changes in working capital items.

      Cash used in investing activities totaled $5.9 million. Gymboree estimates that capital expenditures during 2001 will be approximately $15.0 million, and will primarily be used to relocate and expand about 10 stores, to open approximately 10 new domestic and international stores, to update the store fronts of approximately 150 stores and to upgrade and replace information technology systems.

      Cash provided by financing activities totaled $11.6 million. This change reflects an increase in short-term borrowings of $10.4 million. This increase in short-term borrowings reflects investment in working capital, information systems, new stores, and updated store fronts.

      Cash and cash equivalents were $6.4 million at August 4, 2001, an increase of $1.1 million from February 3, 2001. Working capital as of August 4, 2001 was $36.6 million compared to $33.4 million at the end of fiscal 2000.

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

      On August 3, 2001, Gymboree amended the existing secured facility with Fleet Retail Finance, Inc. which increased the overall credit line from $75 million to $85 million. This additional increase is for working capital and has the same requirements as the original amount.

      As of August 4, 2001, approximately $14.5 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of August 4, 2001, the interest rate was 6.75%.

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

      In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. A blanket lien on merchandise inventories and other assets secure both the credit facility and term loan. If Gymboree elects to pay the term loan at any time prior to the maturity date, Gymboree is also obligated to pay a premium from 0.75% to 1.5% of the amount pre-paid.

      Gymboree anticipates that cash generated from operations, together with our existing cash resources and funds available from our current credit facilities, will be sufficient to satisfy our cash needs through fiscal 2001. If additional credit facilities are required, no assurance can be given that such facilities will be available under terms acceptable to Gymboree.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002 and is currently evaluating the provisions of the new standards and assessing their potential impact on the Company’s financial position and results of operations.

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

      We incurred net losses of $7.7 million, $36.9 million and $10.6 million during the twenty-six weeks ended August 4, 2001 and during fiscal years 2000 and 1999, respectively. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our operations. Such capital may not be available on terms acceptable to us or at all.

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

      Gymboree’s financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future and current economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates as well as domestic and international political unrest could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could adversely affect our growth, net sales and profitability.

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

      Our stock price, like that of other companies in the retail industry, is subject to volatility. If sales or earnings in any period fail to meet the investment community’s expectations for any reason, there could be an immediate adverse impact on our stock price. The stock price may also be affected by broader market trends unrelated to our performance. Such volatility may limit our ability in the future to raise additional capital. Volatility in the market price of our common stock could result in securities class action litigation. This type of litigation could result in substantial costs and a diversion of management’s attention and resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Gymboree enters into forward foreign exchange contracts (principally British pounds sterling and Canadian dollars) to hedge certain inventory purchases. The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect the margin exposure that results from inventory purchases made in one currency and product sales in another currency.

      The table below summarizes by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of August 4, 2001.

	Notional		Weighted
	Amount	Fair Value	Average Rate

	(In thousands)

British pounds sterling	$4,691	$(6)	1.4266

Canadian dollars	2,219	(72)	0.6331

Total	$6,910	$(78)

      Gymboree’s current borrowings under its line of credit are subject to a variable interest rate, which, if increased, would have an adverse impact on Gymboree.

Part II — OTHER INFORMATION

Item 1.   Legal Proceedings

      Gymboree was named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was originally transferred to the U.S. District Court for the District of Hawaii. The case was later transferred to the U.S. District Court for the District of the Northern Mariana Islands. The plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make products for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs that would require us to pay approximately $200,000, but the settlement will not take effect until it is approved by the court. The court hearing on preliminary approval of the settlement is currently scheduled for February 28, 2002. There can be no assurance that the court will ultimately approve the settlement.

Item 4.   Submission of Matters to a Vote of Security Holders

      The annual meeting of stockholders was held on June 27, 2001 at which time the stockholders voted on proposals as follows:

		Votes Against	Abstentions and
	Votes for	or Withheld	Non-Votes

Election of two Class II Directors:

Lisa M. Harper	25,869,462	117,641

Barbara L. Rambo	25,868,751	118,352

Ratify the appointment of Deloitte & Touche L.L.P. as independent auditors for fiscal year ending February 2, 2002	25,883,770	92,267	11,067

      Lisa M. Harper and Barbara L. Rambo were elected as Class II directors at the meeting. Continuing Class III directors are Stuart G. Moldaw, John C. Pound and William U. Westerfield. Continuing Class I directors are Walter F. Loeb and Michael Steinberg.

Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits

3.2	Amended and Restated Bylaws of The Gymboree Corporation.
10.46	Fourth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated August 3, 2001.

      (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended August 4, 2001.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

Date: September 17, 2001

By:	/s/ ALISON L. MAY

Alison L. May
Executive Vice President, Chief Operating
Officer and Acting Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description

3.2	Amended and Restated Bylaws of The Gymboree Corporation.
10.46	Fourth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated August 3, 2001.