Form 10-K/A
period 2001-02-03
GYMBOREE CORP
filed 2001-09-24
CIK 786110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 2

(MARK ONE)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-21250

THE GYMBOREE CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	94-2615258 (I.R.S. Employer Identification No.)

700 AIRPORT BOULEVARD, SUITE 200, BURLINGAME, CALIFORNIA (Address of principal executive offices)	94010-1912 (Zip Code)

Registrant’s telephone number, including area code: (650)-579-0600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of each exchange on which registered

COMMON STOCK, $0.001 PAR VALUE	NASDAQ NATIONAL MARKET

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

Yes  [X]        No  [X]

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

AMENDED FILING OF FORM 10-K FOR FISCAL YEAR 2000

This Amendment No. 2 to Form 10-K is being filed for the sole purpose of providing additional disclosure to the footnotes of financial statements. Notes 1, 2, 3, 4, 6 and 8 have been amended.

THE GYMBOREE CORPORATION

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

     As of February 3, 2001, Gymboree operated 580 stores, including 528 Gymboree stores in the United States, 20 Gymboree stores in Canada and 32 Gymboree stores in Europe, as well as an online store at www.gymboree.com. Under the GYMBOREE® brand name, we design and contract manufacture children’s apparel and accessories for sale exclusively by Gymboree. Our products are characterized by child-appropriate, fashionable colors and prints, complex embellishment, comfort, functionality and durability. Gymboree stores offer high-quality apparel and accessories for children ages newborn to seven years. Gymboree also offers directed parent-child developmental play programs for children ages newborn to four years old at more than 439 franchised and corporate-operated locations in the United States and 16 other countries. As of February 3, 2001, Gymboree also operated 19 Zutopia stores, pending sale to The Wet Seal, Inc. Effective March 25, 2001, Gymboree sold 18 of the Zutopia stores to The Wet Seal, Inc. and closed one store. For a discussion of the Zutopia business and its sale, please refer to the “Zutopia” section on page 12.

     Gymboree was organized in October, 1979, as a California corporation, and re-incorporated in Delaware in June, 1992.

BUSINESS STRATEGY

     The business strategy for Gymboree stores consists of the following principal elements:

•	High Quality Apparel: We strive to offer our customers high quality apparel with an excellent price/value relationship. We design the merchandise to be comfortable, functional, safe and durable by placing particular emphasis on high quality fabrics and detailed garment construction.

•	Brand Name Recognition: Gymboree has developed a clearly recognizable brand image, translating to “good things for children.” This image was initially built through our Play & Music Programs, a quality experience in the lives of young families, which was the original business of Gymboree. Customers associate shopping at Gymboree with unique, high quality, appealing, colorful children’s clothing and accessories sold in an attractive and friendly environment.

•	Integrated Operations: Design, Contract Production and Retailing. We believe that the vertical integration of our operations enables us to identify and respond to market trends, maintain rigorous product quality standards and closely monitor the distribution of our products.

•	Exclusive Distribution Channels: During 2000, our products were sold through Gymboree retail stores, the Gymboree on-line store (www.gymboree.com) and, to a limited extent, through our Play & Music sites. From time to time, we may liquidate inventory through other channels.

•	Responsive Customer Service: Customer service and satisfaction are defining features of the Gymboree corporate culture. Assisting customers in merchandise selection and outfit coordination is the top priority of Gymboree team members. We believe that this customer service in combination with our merchandise encourages multiple item purchases per customer.

MERCHANDISING PHILOSOPHY

     Historically, Gymboree’s merchandise focus has contained the following key elements:

1.	Items are designed utilizing classic silhouettes, bright colors and predominately cotton knit fabrics, in the context of coordinating outfits intended to incent multiple unit purchases by customers.

2.	Outfits are developed within the context of lines that are delivered on a monthly basis.

3.	Gymboree follows a policy of buying inventory at levels intended to meet demand for full price selling and markdown sales, and follows a strict markdown policy based on time in store, to ensure appropriate markdown clearance demand to make way for the upcoming delivery.

4.	Lines are merchandised in-store in their entirety, at both full price and at first markdown price. Subsequent markdown items are normally housed without regard to line integrity.

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

PRODUCTS AND MERCHANDISING

     Gymboree’s merchandise has evolved significantly over time. Prior to 1988, Gymboree offered unisex apparel for children ages six months to five years and a selection of non-apparel products, including toys. Since 1989, we have broadened our apparel merchandise assortment by developing separate big boys’, big girls’, baby boys’, baby girls’ and newborn lines, and by distinguishing assortments to be age-appropriate for children from newborn to seven years old, all under the Gymboree label. Gymboree currently offers customers an assortment of high quality, comfortable, coordinated lines of GYMBOREE® brand apparel and accessories, consisting primarily of pants, tops, overalls, dresses, socks, hats, crib shoes, swimwear, sweaters, outerwear, underwear, bodysuits, blankets and shoes. Our merchandising strategy focuses upon the quality and design of the apparel products and planned introduction of new product lines, along with a steady supply of fashion basics in seasonal colors and designs intended to satisfy customers’ needs for woven overalls, knit leggings, shorts and pants, tee-shirts and bodysuits for babies. Gymboree strives to create a distinctive look for its merchandise to enhance brand recognition and stimulate repeat purchases. Except for fashion basics, Gymboree apparel is designed, manufactured, purchased and merchandised by line.

     Each of Gymboree’s stores features 10 – 13 major fashion merchandise lines per year. Each merchandise line generally consists of approximately 45 clothing items, encompassing matching tops and bottoms, with coordinated color palettes, patterns and designs. Additionally, each line features a wide selection of related accessories that complement the apparel, such as coordinated socks, hats, shoes and hair accessories. In order to maintain the freshness of its merchandise, Gymboree regularly updates the assortments by rotating each line on an 11- to 13-week selling cycle. Although Gymboree generally is unable to reorder items after a line has been purchased, we carefully monitor the rotation schedule, and we have the ability to move up the set-up of new lines based on selling demand. Merchandise in each line generally flows through a structured markdown process.

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

PLAY & MUSIC PROGRAMS

     As of February 3, 2001, Gymboree’s Play & Music Programs included 29 Company-operated play centers in California and 410 franchisee-operated play centers, of which approximately 70% are located in the United States, and the remaining 30% are located in other countries, including Australia, Canada, France, Korea, Malaysia, Mexico, Singapore, and Taiwan. In addition to generating income, we believe that the Play & Music Programs provide attractive cross-marketing opportunities for Gymboree stores and further strengthen the GYMBOREE® brand name recognition with retail customers. See “Marketing and Promotion.”

     The Gymboree Play & Music Programs are designed to enhance early childhood development through fun-filled sensory and motor activities, which engage children through sight, touch, sound and movement. Motor skill development is stimulated through physical play and exercise in an exciting, safe environment which includes proprietary, developmentally appropriate play equipment. The Gymboree Play & Music Programs involve weekly 45-minute classes offered throughout the year. Classes are designed to interest and challenge children through activities that are tailored to enhance mental and physical development as well as to provide opportunities for socializing. In addition to sliding, climbing, jumping and running, classes include music, structured play activities, games and often a finale featuring a colorful parachute, songs, bubbles and GYMBO® the clown. At least one parent or caregiver accompanies each child and participates in the activities with their children.

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

(In thousands, except operating data and per share amounts)	2000	1999	1998	1997	1996

Statement of Operations Data: (1)

Net sales	$448,607	$437,076	$457,219	$373,440	$303,111

Cost of goods sold, including buying and occupancy expenses	(323,958)	(281,273)	(292,686)	(207,630)	(164,052)

Gross profit	124,649	155,803	164,533	165,810	139,059

Selling, general and administrative expenses	(185,019)	(176,184)	(157,092)	(112,443)	(91,540)

Play and music income, net	2,163	2,324	2,013	517	74

Operating income (loss)	(58,207)	(18,057)	9,454	53,884	47,593

Foreign exchange gains (losses)	130	(55)	187	(837)	—

Net interest income (expense)	(1,871)	877	265	2,778	3,678

Income (loss) before income taxes	(59,948)	(17,235)	9,906	55,825	51,271

Income tax benefit (expense)	23,080	6,635	(3,665)	(20,655)	(19,483)

Net income (loss)	$(36,868)	$(10,600)	$6,241	$35,170	$31,788

Basic income (loss) per share	$(1.38)	$(0.44)	$0.26	$1.45	$1.27

Diluted income (loss) per share	$(1.38)	$(0.44)	$0.26	$1.41	$1.24

Basic weighted average shares outstanding	26,686	24,315	24,164	24,302	25,111

Diluted weighted average shares outstanding	26,686	24,315	24,227	25,000	25,670

Operating Data:

Number of stores at end of period	599	605	564	435	354

Net sales per average gross square foot	$425	$417	$550	$621	$670

Net sales per average store	$748,981	$722,000	$915,000	$947,000	$948,000

Comparable store net sales increase (decrease) (2)	(1)%	(17)%	1%	2%	(6)%

Balance Sheet Data:

Working capital	$33,374	$57,225	$76,314	$71,590	$105,190

Total assets	244,442	240,918	255,594	229,200	216,909

Long term debt	16,443	10,877	11,460	—	—

Stockholders’ equity	134,116	158,462	168,372	157,710	161,933

(1)	2000 included 53 weeks, while 1999 through 1996 included 52 weeks.

(2)	A store becomes comparable after it is opened for 14 full months. Comparable store net sales in fiscal years 2000 through 1996 were calculated on a 52 week basis.

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

Gross Profit

     Gross profit decreased 20% to $124.6 million from $155.8 million in 1999. As a percentage of net sales, gross profit decreased to 27.8% in 2000 from 35.6% in 1999. The decrease versus 1999 in both gross profit dollars and rate as percentage of net sales reflects the cost of transitioning to our current merchandising strategy. Specifically, during the first half of the year, we experienced both higher markdowns associated with liquidating undesirable product and large comparable sales declines due to inappropriately low inventory levels. During the third quarter, the gross profit rate was lower due to high markdowns associated with liquidating undesirable product. During the fourth quarter, both gross profit dollars and rate as a percentage of net sales were higher than 1999 because we had desirable merchandise and higher inventory levels.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“S,G&A”), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 39.8% in 2000 (excluding the special charges) compared to 38.6% in 1999 (excluding special charges). Special charges totaled $6.3 million and $7.2 million in 2000 and 1999, respectively. Fiscal 2000 special charges resulted primarily from the loss associated with the sales of Zutopia to The Wet Seal, Inc. and the impairment reserve for store assets and software costs related to website development. Special charges for fiscal 1999 resulted from the implementation of a brand change and include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off. See discussion of impairment reserve and special charges in Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements. Excluding the special charges, the increase in S,G&A, as a percentage of net sales, was primarily attributable to increased selling expenses associated with the opening of new domestic and international stores coupled with an increase in distribution costs resulting from an increase in units processed.

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

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“S,G&A”), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 38.6% in 1999 (excluding the special charges) compared to 34.3% in 1998. Special charges totaled $7.2 million. These charges, which primarily resulted from the implementation of a brand change, include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off discussed in Notes 2 and 4 of the Notes to Consolidated Financial Statements. Excluding the special charges, the increase in S,G&A, as a percentage of net sales, was primarily attributable to the loss of leverage caused by lower average stores sales related to the comparable sales decline as well as increased selling expenses associated with the opening of new domestic and international stores and our launch of the Zutopia stores.

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

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. The first note of approximately $3.1 million bears interest at 8.7% and is due October 2005. The second note of approximately $8.9 million bears interest at 8.9% and is due January, 2009. Interest on the promissory notes is payable monthly. During fiscal 2000, Gymboree prepaid approximately $172,000 on the first note and $577,000 on the second note. The promissory notes contain certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. As of February 3, 2001, Gymboree was not in compliance with the minimum fixed charge ratio covenant. The bank waived non-compliance with such covenant.

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

	Notional
(In thousands)	Amount	Fair Value

British pounds sterling	$15,681	$141

Canadian dollars	15,421	17

Japanese yen	(648)	(11)

Total	$30,454	$147

     Gymboree’s current borrowings under its line of credit are subject to a variable interest rate which, if increased, would have an adverse impact on Gymboree. For example, an increase of 1% would result in additional interest expense of approximately $200,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE GYMBOREE CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	February 3,	January 29,
(In thousands, except share data)	2001	2000

Current Assets:

Cash and cash equivalents	$5,306	$40,274

Accounts receivable	7,734	4,920

Merchandise inventories	78,056	47,103

Prepaid expenses	8,139	3,511

Deferred taxes	1,689	3,871

Total current assets	100,924	99,679

Property and Equipment:

Land and buildings	9,943	9,943

Leasehold improvements	89,425	88,019

Furniture, fixtures, and equipment	107,304	108,606

	206,672	206,568

Less accumulated depreciation and amortization	(88,990)	(69,123)

	117,682	137,445

Deferred Taxes	21,035	1,096

Lease Rights and Other Assets	4,801	2,698

Total Assets	$244,442	$240,918

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Current portion of long term debt	$634	$583

Borrowings on revolving line of credit	16,225	—

Accounts payable	31,152	18,596

Accrued liabilities	19,539	23,275

Total current liabilities	67,550	42,454

Long Term Liabilities:

Long term debt, net of current portion	9,443	10,877

Deferred rent and other liabilities	26,333	29,125

Notes payable	7,000	—

Total Liabilities	110,326	82,456

Stockholders’ Equity:

Common stock, including excess paid-in capital ($.001 par value:
100,000,000 shares authorized; 28,039,553 and 24,401,604 shares outstanding at February 3, 2001 and January 29, 2000, respectively)	40,475	27,807

Retained earnings	93,641	130,655

Total stockholders’ equity	134,116	158,462

Total Liabilities and Stockholders’ Equity	$244,442	$240,918

See notes to consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

				As a Percentage of Net Sales
	Year Ended			for the Year Ended

	February 3,	January 29,	January 30,	February 3,	January 29,	January 30,
(In thousands, except per share data)	2001	2000	1999	2001	2000	1999

Net sales	$448,607	$437,076	$457,219	100.0%	100.0%	100.0%

Cost of goods sold, including buying and occupancy expense	(323,958)	(281,273)	(292,686)	(72.2)	(64.4)	(64.0)

Gross profit	124,649	155,803	164,533	27.8	35.6	36.0

Selling, general and administrative expenses	(185,019)	(176,184)	(157,092)	(41.2)	(40.2)	(34.3)

Play and music income, net	2,163	2,324	2,013	0.5	0.5	0.4

Operating income (loss)	(58,207)	(18,057)	9,454	(13.0)	(4.1)	2.1

Foreign exchange gains (losses), net	130	(55)	187	0.0	(0.0)	0.0

Net interest income (expense)	(1,871)	877	265	(0.4)	0.2	0.1

Income (loss) before income taxes	(59,948)	(17,235)	9,906	(13.4)	(3.9)	2.2

Income tax benefit (expense)	23,080	6,635	(3,665)	5.1	1.5	(0.8)

Net income (loss)	$(36,868)	$(10,600)	$6,241	(8.3)%	(2.4)%	1.4%

Income (loss) per share:

Basic	$(1.38)	$(0.44)	$0.26

Diluted	$(1.38)	$(0.44)	$0.26

Weighted average shares outstanding:

Basic	26,686	24,315	24,164

Diluted	26,686	24,315	24,227

See notes to consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended:

	February 3,	January 29,	January 30,
(In thousands)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$(36,868)	$(10,600)	$6,241

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

Depreciation and amortization	24,104	24,909	18,776

Impairment reserve	535	4,325	—

Deferred income taxes	(17,757)	(7,144)	214

Non-cash compensation expense	130	—	—

Loss on disposal of property and equipment	6,946	949	1,794

Tax benefit from exercise of stock options	957	—	1,596

Change in assets and liabilities:

Accounts receivable	(2,814)	2,891	(2,627)

Merchandise inventories	(31,100)	27,031	1,263

Prepaid expenses and other assets	(6,731)	2,049	(2,894)

Accounts payable	12,556	(3,246)	(4,204)

Accrued liabilities	(3,736)	4,997	10,456

Deferred liabilities	(2,792)	(922)	(3,138)

Net cash provided by (used in) operating activities	(56,570)	45,239	27,477

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures	(11,821)	(33,188)	(32,024)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of stock	11,581	952	2,487

Proceeds from borrowings	23,225	—	12,000

Payments on long term debt	(1,383)	(539)	—

Net cash provided by financing activities	33,423	413	14,487

Net Increase (Decrease) in Cash and Cash Equivalents	(34,968)	12,464	9,940

CASH AND CASH EQUIVALENTS:

Beginning of Year	40,274	27,810	17,870

End of Year	$5,306	$40,274	$27,810

OTHER CASH FLOW INFORMATION:

Cash paid during the year for income taxes	$275	$699	$3,561

Cash paid during the year for interest	$2,344	$1,058	$537

See notes to consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and
(In thousands)	Excess Paid-in Capital
			Retained
	Shares	Amount	Earnings	Total

BALANCE AT JANUARY 31, 1998	24,015,096	$22,772	$134,938	$157,710

Issuance of common stock under stock option and purchase plans	225,667	2,487		2,487

Tax benefit from exercise of stock options		1,596		1,596

Net income			6,241

Other comprehensive income			338

Comprehensive income			6,579	6,579

BALANCE AT JANUARY 30, 1999	24,240,763	26,855	141,517	168,372

Issuance of common stock under stock option and purchase plans	160,841	952		952

Net loss			(10,600)

Other comprehensive loss			(262)

Comprehensive loss			(10,862)	(10,862)

BALANCE AT JANUARY 29, 2000	24,401,604	$27,807	$130,655	$158,462

Issuance of common stock under stock option and purchase plans	439,279	2,117		2,117

Net proceeds from issuance of common stock pursuant to private placement	3,198,670	9,464		9,464

Stock options exchanged for services rendered		130		130

Tax benefit from exercise of stock options		957		957

Net loss			(36,868)

Other comprehensive loss			(146)

Comprehensive loss			(37,014)	(37,014)

BALANCE AT FEBRUARY 3, 2001	28,039,553	$40,475	$93,641	$134,116

See notes to consolidated financial statements

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1	Summary of Significant Accounting Policies

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

     Revenue Recognition

     Revenue is recognized at the point of sale in Gymboree’s retail stores. Sales are presented net of a sales return reserve which estimates the amount of merchandise that will be returned relating to revenue recognized in the current period. Gymboree issues store credits for returned merchandise instead of cash after certain time periods elapse and these credits can be used to purchase merchandise. Gymboree also sells gift certificates in its retail store locations and through its website. Revenue is recognized in the period that the gift certificate or store credit is redeemed.

     Initial franchise fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise fee, has received government approval in the case of international franchises, and has completed the training program. At that time, Gymboree has provided substantially all of the initial services required by the franchise agreement.

     Gymboree receives a royalty of 6% of each domestic franchisee’s gross receipts from operations. Such royalty fees are recorded when earned and are due from the franchisees 30 days following the close of each quarter. Gymboree also recognizes revenues from consumer products sold to franchisees for resale at the time the products are shipped to the franchisees.

     Stock-Based Compensation

     Gymboree accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”

     Comprehensive Income (Loss)

     Comprehensive income (loss) consists of foreign currency translation adjustments and unrealized gains/(losses) on the forward hedging contracts. Accumulated other comprehensive income/(loss) totaled ($97,000), $49,000 and $311,000 at fiscal year end 2000, 1999 and 1998, respectively.

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

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS:

	Fiscal Year Ended
	February 3,	January 29,	January 30,
(In thousands)	2001	2000	1999

Shares used to compute basic EPS	26,686	24,315	24,164

Add: effect of dilutive securities	—	—	63

Shares used to compute diluted EPS	26,686	24,315	24,227

     Options and warrants to purchase weighted average shares totaling approximately 674,450 and 75,013 in 2000 and 1999, respectively, were not included in the computation of diluted income (loss) per share because to do so would have been anti-dilutive.

     Reclassifications

     Certain amounts for prior years have been reclassified to conform to the 2000 presentation.

     Recently Issued Accounting Standards

     Effective April 30, 2000, Gymboree adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS 133 requires that all derivatives be recorded on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify, or are not effective as hedges must be recognized currently in earnings. Upon adoption of SFAS 133, the Company recorded a cumulative effect type adjustment to Other Comprehensive Income (OCI) of $22,000 to recognize the fair value of forward contracts that qualified as cash flow hedges under the new standard, all of which has been reclassified into income as of February 3, 2001.

     Foreign Exchange Exposure Management

     The Company has international subsidiaries selling product in local currencies, which was purchased in US dollars. To protect product margins as well as foreign currency payables and receivables Gymboree has a policy of hedging forecasted and existing foreign currency risk with forward contracts that expire within 12 months. These forward contracts are employed to eliminate, reduce, or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and evaluated for effectiveness at least quarterly. The critical terms of the forward contract and the underlying transaction are matched at inception, and ongoing effectiveness is calculated by comparing the forward contract’s fair value to the change in fair value of the defined exposure, with the effective portion of the highly effective hedges accumulated in OCI. Any residual changes in the fair value of the instruments are recognized immediately in Other Income and Expense. An immaterial amount of ineffectiveness was recognized in fiscal 2000.

     OCI related to hedged inventory purchases is reclassified to Cost of Goods Sold based on inventory turns. All values reported in OCI ($93,000 gain at February 3, 2001), will be reclassified into income within 12 months. Gymboree recorded an immaterial cumulative effect adjustment in OCI to recognize the fair value of derivatives designated as cash flow hedges.

2	Impairment of Long-Lived Assets

     Gymboree recognizes impairment when the estimated undiscounted future cash flows are less than the asset’s carrying value. For each of the stores where assets were written off, the operations continue to generate losses. During 2000, Gymboree identified 10 underperforming stores and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. This reserve amounted to approximately $532,000. Two of these stores have been closed with the remaining store closures expected during fiscal 2001. During 1999, Gymboree identified 14 underperforming stores and 3 Play and Music corporate sites and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores.

     Impairment of the leasehold improvements and fixtures was based on the lack of both current and expected future positive cash flows of the stores. This reserve amounted to approximately $3.0 million. Eleven of the underperforming stores and two of the Play and Music corporate sites have been closed. The remaining impaired assets will be closed upon completion of negotiations with landlords. Additionally, during 1999 Gymboree wrote off approximately $1.3 million of software applications (through accelerated depreciation) that were not Year 2000 compliant and were not going to be used in 2000. The impairment losses recognized in both 1999 and 2000 were recorded in Selling, general and administrative expenses within the Statements of Operations.

3	Sale of Zutopia Chain

     During fiscal 2000, Gymboree entered into an agreement with The Wet Seal, Inc. to sell the 19 Zutopia stores with an estimated sales price of $3.5 million. The agreement provides for the transfer of substantially all the assets of the Zutopia stores, along with the trademark, to The Wet Seal, Inc. and the assignment of the leases of 18 of the 19 stores. The remaining store was closed. As a result of the agreement, Gymboree recognized a loss of $5 million in fiscal 2000, which includes the loss related to the property and equipment of $3.7 million ($7.2 million of property and equipment less proceeds of $3.5 million), loss on inventory of $1.1 million, and an accrual for legal fees of $0.1 million and severance of $0.1 million. The $5 million loss has been included in Selling, general and administrative expenses. The assets were transferred and sale closed on March 25, 2001 and March 29, 2001, respectively.

4	Special Charges

     During 1999, Gymboree incurred special charges of $9.2 million, of which $7.2 million is included in Selling, general and administrative expenses and $2 million is included in Cost of goods sold. The charges, which primarily resulted from the implementation of a brand change included the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark in the amount of $1.5 million, expense for modifications of store interiors and removal of certain store assets of $1.4 million, the impairment reserve for store assets of $3.0 million and software write-off of $1.3 million discussed in Note 2. The Company accelerated the depreciation for the estimated remaining life of store interior assets and proprietary signage assets bearing the old trademark in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and SEC Staff Accounting Bulletin No. 100 “Restructuring and Impairment Charges”. The remaining $2 million charge to Cost of goods sold related to the disposal of inventory which did not meet Gymboree’s new fashion direction.

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

     Future minimum lease payments under operating leases at February 3, 2001 are as follows:

(In thousands)

Year

2001	$40,856

2002	40,125

2003	39,019

2004	37,400

2005	34,677

Later years	87,101

Total minimum lease commitments	$279,178

     Rent expense for all operating leases totaled $66.5 million, $58.2 million and $46.7 million in 2000, 1999 and 1998 respectively, which includes percentage rent expense and other lease required expenses of $18.9 million, $18.1 million and $15.4 million for 2000, 1999 and 1998, respectively.

6	Borrowing Arrangements

     On August 24, 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility provides for an overall credit line of $75 million that may be used for working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. Gymboree’s maximum borrowing under the credit facility may not exceed the lesser of (a) $75 million or (b) the total of (i) the adjusted value of independently appraised acceptable inventory, including eligible letter of credit inventory (subject to advance rates), plus (ii) 85% of Gymboree’s eligible credit card accounts receivable; plus (iii) 100% of eligible investments, minus (iv) applicable reserves. Gymboree’s annual capital expenditures are limited to $15 million under this agreement. As of February 3, 2001, approximately $20.8 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of February 3, 2001, the interest rate was 8.5%.

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

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. The first note of approximately $3.1 million bears interest at 8.7% and is due October 2005. The second note of approximately $8.9 million bears interest at 8.9% and is due January 2009. Interest on the promissory notes is payable monthly. During fiscal 2000, Gymboree prepaid principal of approximately $172,000 on the first note and $577,000 on the second note. The promissory notes contain certain financial covenants, which require Gymboree to maintain a minimum tangible net worth and meet certain ratios. As of February 3, 2001, Gymboree was not in compliance with the minimum fixed charge ratio covenant. On April 16, 2001, Gymboree entered into an amendment to the term loan and security agreement that waived the existing event of default. The amendment also eliminated certain financial ratio requirements, including the minimum fixed charge ratio covenant.

     Aggregate principal payments required under all borrowings are as follows:

(In thousands)

2001	$16,859

2002	685

2003	7,741

2004	801

2005	644

Later years	6,572

Total	$33,302

     Total interest expense charged to operations during fiscal 2000, 1999 and 1998 totaled approximately $1.8 million, $0.9 million and $0.5 million, respectively.

7	Accrued Liabilities

     Accrued liabilities consist of the following:

	February 3,	January 29,
(In thousands)	2001	2000

Employee compensation	$6,887	$6,445

Store operating expenses and other	4,385	7,724

Income tax payable	3,807	3,176

Store credits and gift certificates	2,848	4,284

Sales taxes	1,418	1,292

Percentage rent	194	354

Total	$19,539	$23,275

8	Income Taxes

     The provision (benefit) for income taxes consists of the following:

(In thousands)	2000	1999	1998

Current:

Federal	$(6,434)	$(32)	$3,073

State taxes	938	315	148

Foreign	173	226	230

Total current	(5,323)	509	3,451

Deferred:

Federal	(16,812)	(5,787)	62

State	(945)	(1,357)	152

Total deferred	(17,757)	(7,144)	214

Total provision (benefit)	$(23,080)	$(6,635)	$3,665

     A reconciliation of the statutory federal income tax rate with Gymboree’s effective income tax rate is as follows:

	2000	1999	1998

Statutory federal rate	35.0%	35.0%	35.0%

State income taxes, net of income tax benefit	3.3	4.0	4.0

Other	0.2	(0.5)	(2.0)

Effective tax rate	38.5%	38.5%	37.0%

The amount of pre-tax income/(loss) attributable to foreign operations for fiscal 2000, 1999 and 1998 is $(5,490,000), $(2,282,000) and $(4,124,000), respectively.

     Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:

	February 3,	January 29,
(In thousands)	2001	2000

Deferred tax assets:

Uniform capitalization costs	$1,409	$850

Accrued reserves	5,568	2,715

Deferred rent	3,457	4,288

Net operating loss carryovers	20,855	4,471

Other	1,210	1,301

	32,499	13,625

Deferred tax liability:

Prepaid expenses	(495)	(346)

State taxes	(591)	(313)

Fixed asset basis differences	(5,689)	(7,999)

	(6,775)	(8,658)

Total	$25,724	$4,967

Valuation Allowance	(3,000)	0

Net deferred tax assets	$22,724	$4,967

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

		Weighted
	Shares	Average Price
(Shares in thousands)	Outstanding	Per Share

Balance, January 31, 1998	2,325	$22.11

Options granted	1,610	17.52

Options exercised	(131)	13.25

Options canceled	(938)	21.60

Balance, January 30, 1999	2,866	$20.16

Options granted	1,396	8.46

Options exercised	(41)	3.45

Options canceled	(913)	19.15

Balance, January 29, 2000	3,308	$15.57

Options granted	3,184	5.19

Options exercised	(320)	5.57

Options canceled	(2,312)	13.59

Balance, February 3, 2001	3,860	$8.83

     The following table summarizes information about stock options outstanding at February 3, 2001:

						Options Exercisable
Options Outstanding						(Vested)

				Weighted
				Average	Weighted		Weighted
Range of				Remaining	Average	Number	Average
Exercisable			Number	Life	Exercise	Exercisable	Exercise
Prices			of Shares	(in years)	Price	at 2/3/01	Price

$0.17	to	$2.81	88,675	8.38	$2.66	18,472	$2.09

$2.84	to	$3.75	1,265,824	9.04	$3.73	300,481	$3.75

$3.94	to	$8.25	1,467,373	9.43	$7.05	114,380	$6.63

$8.38	to	$36.63	1,038,303	6.14	$18.20	737,694	$20.28

$0.17		$36.63	3,860,175	8.40	$8.86	1,171,027	$14.43

1993 Employee Stock Purchase Plan

     We have reserved a total of 600,000 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”). The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Unless terminated earlier, the Purchase Plan will terminate in 2013. There were 119,186, 120,040 and 94,232 shares issued under the Purchase Plan in 2000, 1999 and 1998, respectively. For purposes of determining the pro forma earnings per share for the Purchase Plan, the fair value of the employee’s purchase rights was estimated using the Black-Scholes option pricing model; using the following assumptions: (i.) dividend yield of 0.0%, (ii.) expected volatility of 93.34%, (iii.) risk-free interest rate of 6.1% and (iv.) expected life of 1 year.

Additional Stock Plan Information

     Gymboree applies APB Opinion No. 25 and related interpretations in accounting for our three stock-based compensation plans, described above. Accordingly, no compensation expense has been recognized for our stock option plans and our employee stock purchase plan. Had compensation expense or income for our stock option plans and the Purchase Plan been determined based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, “Accounting for Stock-Based Compensation,” our net income (loss) and income (loss) per share would have been the pro forma amounts indicated below:

		Year Ended

		February 3,	January 29,	January 30,
(In thousands, except per share data)		2001	2000	1999

Net income (loss)	As reported	$(36,868)	$(10,600)	$6,241

	Pro forma	(35,708)	(14,586)	1,805

Basic income (loss) per share	As reported	$(1.38)	$(0.44)	$0.26

	Pro forma	(1.34)	(0.60)	0.07

Diluted income (loss) per share	As reported	$(1.38)	$(0.44)	$0.26

	Pro forma	(1.34)	(0.60)	0.07

     The per share weighted average fair value of options granted during 2000, 1999, and 1998 were $5.22, $8.43 and $8.53, respectively. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended

	February 3,	January 29,	January 30,
(In thousands)	2001	2000	1999

Expected dividend rate	0.0%	0.0%	0.0%

Expected volatility	93.3%	73.5%	70.9%

Risk-free interest rate	6.1%	5.3%	5.1%

Expected lives (yrs.)	3.0	3.0	3.0

Stockholder Rights Plan

     Gymboree has adopted a Stockholder Rights Plan (the “Plan”)which provides a dividend of one right for each outstanding share of Gymboree’s common stock. The rights are represented by and traded with Gymboree’s common stock. There are no separate certificates or markets for the rights.

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

	2000 Quarter Ended

(In thousands, except per share	April 29,	July 29,	October 28,	February 3,
amounts and store data)	2000	2000	2000	2001

Net sales	$100,632	$82,766	$111,881	$153,328

Gross profit	20,527	13,633	35,865	54,624

Operating loss	(22,453)	(27,825)	(6,938)	(991	)(1)

Net loss	(13,763)	(17,108)	(4,828)	(1,169	)(1)

Basic loss income per share	$(0.56)	$(0.64)	$(0.17)	$(0.04	)(1)

Diluted loss per share	$(0.56)	$(0.64)	$(0.17)	$(0.04	)(1)

Stores at end of period	605	600	604	599

	1999 Quarter Ended

(In thousands, except per share	May 1,	July 31,		October 30,	January 29,
amounts and store data)	1999	1999		1999	2000

Net sales	$125,711	$99,922		$107,235	$104,208

Gross profit	49,187	29,692		41,111	35,813

Operating income (loss)	7,394	(15,008	)(2)	(1,140)	(9,303)

Net income (loss)	4,785	(9,420	)(2)	(667)	(5,298)

Basic income (loss) per share	$0.20	$(0.39	)(2)	$(0.03)	$(0.22)

Diluted income (loss) per share	$0.20	$(0.39	)(2)	$(0.03)	$(0.22)

Stores at end of period	584	588		602	605

(1)	Includes a loss of $5.0 million ($3.1 million net of tax or $0.12 per share) related to the disposition of Zutopia.

(2)	Includes a loss of $6.9 million ($4.2 million net of tax or $0.17 per share) related principally to the implementation of a brand change.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Nominees” and “Additional Information-Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. See also Item 1, “Business — Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

     Additional information required by this item is incorporated herein by reference to the sections entitled “Election of Directors — Compensation of Directors,” “Additional Information — Executive Compensation”, “Additional Information — Employment Contracts and Termination of Employment and Change-in-Control Arrangements” and “Additional Information — Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled “Additional Information — Security Ownership” in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the sections entitled “Additional Information — Certain Relationships and Related Transactions” in the Proxy Statement.

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

Consolidated Statements of Operations for each of the three fiscal years ended February 3, 2001

Consolidated Statements of Cash Flows for each of the three fiscal years ended February 3, 2001

Consolidated Statements of Stockholders’ Equity for each of the three fiscal years ended February 3, 2001

Notes to Consolidated Financial Statements

Independent Auditors’ Report

(A)(2)     FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3)     EXHIBITS

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (12)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.1 *	1983 Incentive Stock Option Plan, with form of stock Option Agreement. (1)

10.3 *	1993 Employee Stock Purchase Plan. (1)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, California. (3)

10.7	Amended Lease Agreement for distribution center. (4)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.12	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (5)

10.13 *	Deferred Compensation Agreement. (5)

10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (6)

10.15	Lease Agreement for 111 Anza Blvd., Burlingame, CA dated January 8, 1998. (6)

10.22	Acquisition and Development Agreement for Dixon, California Distribution Facility with Carl D. Panattoni and Wickland Properties, dated November, 1996. (6)

10.23	Standard Form of Contractor Agreement with DPR Construction, Inc. for construction of Dixon, California Distribution Facility dated May 5, 1997. (6)

10.26 *	Management Change of Control Plan. (7)

10.27 *	Management Severance Plan. (7)

10.28	Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc., dated December 28, 1998. (8)

10.29	Commitment Letter for the Amended and Restated Line of Credit Agreement with Bank of America, dated March 11, 1999. (8)

10.31 *	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (13)

10.33	Credit Agreement with Bank of America, dated August 25, 1999. (9)

Exhibit
Number	Description

10.34	Secured Credit Agreement with Fleet Retail Finance, Inc., dated August 24, 2000. (10)

10.35	Amended Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc., dated August 30, 2000. (10)

10.36	First Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 9, 2000. (11)

10.37	Second Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 30, 2000. (11)

10.38	Third Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated November 14, 2000. (11)

10.39	Form of Common Stock Purchase Agreement, dated May 2000, between Registrant and the Investors. (13)

10.40	Form of Warrant, dated May 2000, between the Registrant and the Investors. (13)

10.41	Form of Investor Rights Agreement, dated May 2000, between Registrant and the Investors. (13)

10.42	Form of Amendment to Warrant to Purchase Common Stock. (13)

10.43	Corporate Lease. (13)

10.44 *	Management Severance Plan Effective September, 2000. (13)

10.45	Third Amendment to Secured Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc. dated April 16, 2001. (14)

10.46	Fourth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated August 3, 2001. (12)

21.1	Subsidiaries of the Registrant. (13)

23.1	Independent Auditors’ Consent.

REPORTS ON FORM 8-K

     None.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1995 Annual Report on Form 10-K filed with the Commission on May 2, 1996.

(5)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(6)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(7)	Incorporated by reference to the Registrant’s October 31, 1998 Quarterly Report on Form 10-Q (“1998 Q3 10-Q”) filed with the Commission on December 21, 1998.

(8)	Incorporated by reference to the Registrant’s 1998 Annual Report on Form 10-K filed with the Commission on April 26, 1999.

(9)	Incorporated by reference to the Registrant’s July 31, 1999 Quarterly Report on Form 10-Q (“1999 Q2 10-Q”) filed with the Commission on September 14, 1999 and the Registrant’s Form 8-K filed with the Commission on September 8, 1999.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s July 29, 2000 Quarterly Report on Form 10-Q (“2000 Q2 10-Q”) filed with the Commission on September 12, 2000.

(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 28, 2000 Quarterly Report on Form 10-Q (“2000 Q3 10-Q”) filed with the Commission on December 12, 2000.

(12)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 4, 2001 Quarterly Report on Form 10-Q (“2001 Q2 10-Q”) filed with the Commission on September 18, 2001.

(13)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(14)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 5, 2001 Quarterly Report on Form 10-Q (“2001 Q1 10-Q”) filed with the Commission on June 15, 2001.

* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

THE GYMBOREE CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

September 24, 2001 (Date)	By:	/s/ Lisa M. Harper Lisa M. Harper Chief Executive Officer and Vice Chair of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Stuart G. Moldaw Stuart G. Moldaw	Chairman of the Board of Directors	September 24, 2001

/s/ Alison L. May Alison L. May	Executive Vice President, Chief Operating Officer and acting Chief Financial Officer (Principal Financial and Accounting Officer)	September 24, 2001

/s/ Walter F. Loeb* Walter F. Loeb	Director	September 24, 2001

/s/ Barbara L. Rambo* Barbara L. Rambo	Director	September 24, 2001

/s/ Lisa M. Harper Lisa M. Harper	Chief Executive Officer and Vice Chair of the Board	September 24, 2001

/s/ John C. Pound* John C. Pound	Director	September 24, 2001

/s/ William U. Westerfield* William U. Westerfield	Director	September 24, 2001

/s/ Michael Steinberg* Michael Steinberg	Director	September 24, 2001

*By:	/s/ Stuart G. Moldaw Stuart G. Moldaw, attorney-in-fact	September 24, 2001

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (12)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.1 *	1983 Incentive Stock Option Plan, with form of stock Option Agreement. (1)

10.3 *	1993 Employee Stock Purchase Plan. (1)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, California. (3)

10.7	Amended Lease Agreement for distribution center. (4)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.12	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (5)

10.13 *	Deferred Compensation Agreement. (5)

10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (6)

10.15	Lease Agreement for 111 Anza Blvd., Burlingame, CA dated January 8, 1998. (6)

10.22	Acquisition and Development Agreement for Dixon, California Distribution Facility with Carl D. Panattoni and Wickland Properties, dated November, 1996. (6)

10.23	Standard Form of Contractor Agreement with DPR Construction, Inc. for construction of Dixon, California Distribution Facility dated May 5, 1997. (6)

10.26 *	Management Change of Control Plan. (7)

10.27 *	Management Severance Plan. (7)

10.28	Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc., dated December 28, 1998. (8)

10.29	Commitment Letter for the Amended and Restated Line of Credit Agreement with Bank of America, dated March 11, 1999. (8)

10.31 *	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and

Exhibit
Number	Description

restated as of November 11, 1998. (13)

10.33	Credit Agreement with Bank of America, dated August 25, 1999. (9)

10.34	Secured Credit Agreement with Fleet Retail Finance, Inc., dated August 24, 2000. (10)

10.35	Amended Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc., dated August 30, 2000. (10)

10.36	First Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 9, 2000. (11)

10.37	Second Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 30, 2000. (11)

10.38	Third Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated November 14, 2000. (11)

10.39	Form of Common Stock Purchase Agreement, dated May 2000, between Registrant and the Investors. (13)

10.40	Form of Warrant, dated May 2000, between the Registrant and the Investors. (13)

10.41	Form of Investor Rights Agreement, dated May 2000, between Registrant and the Investors. (13)

10.42	Form of Amendment to Warrant to Purchase Common Stock. (13)

10.43	Corporate Lease. (13)

10.44 *	Management Severance Plan Effective September, 2000. (13)

10.45	Third Amendment to Secured Term Loan and Security Agreement with Transamerica Equipment Financial Services, Inc. dated April 16, 2001. (14)

10.46	Fourth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated August 3, 2001. (12)

21.1	Subsidiaries of the Registrant. (13)

23.1	Independent Auditors’ Consent.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1995 Annual Report on Form 10-K filed with the Commission on May 2, 1996.

(5)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(6)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(7)	Incorporated by reference to the Registrant’s October 31, 1998 Quarterly Report on Form 10-Q (“1998 Q3 10-Q”) filed with the Commission on December 21, 1998.

(8)	Incorporated by reference to the Registrant’s 1998 Annual Report on Form 10-K filed with the Commission on April 26, 1999.

(9)	Incorporated by reference to the Registrant’s July 31, 1999 Quarterly Report on Form 10-Q (“1999 Q2 10-Q”) filed with the Commission on September 14, 1999 and the Registrant’s Form 8-K filed with the Commission on September 8, 1999.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s July 29, 2000 Quarterly Report on Form 10-Q (“2000 Q2 10-Q”) filed with the Commission on September 12, 2000.

(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 28, 2000 Quarterly Report on Form 10-Q (“2000 Q3 10-Q”) filed with the Commission on December 12, 2000.

(12)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 4, 2001 Quarterly Report on Form 10-Q (“2001 Q2 10-Q”) filed with the Commission on September 18, 2001.

(13)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(14)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 5, 2001 Quarterly Report on Form 10-Q (“2001 Q1 10-Q”) filed with the Commission on June 15, 2001.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.