Form 10-Q
period 2001-11-03
GYMBOREE CORP
filed 2001-12-18
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 3, 2001

or

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

(650) 579-0600

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of December 11, 2001, 28,582,917 shares of the registrant’s common stock were outstanding.

		Page
		Number

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	17
Signatures		18

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	November 3,	February 3,	October 28,
	2001	2001	2000

ASSETS
Current Assets
Cash and cash equivalents	$2,428	$5,306	$1,574
Accounts receivable	5,444	7,734	4,813
Merchandise inventories	77,628	78,056	93,197
Prepaid expenses and deferred taxes	10,081	9,828	7,474

Total current assets	95,581	100,924	107,058

Property and Equipment
Land and buildings	9,943	9,943	9,943
Leasehold improvements	86,978	89,425	89,809
Furniture, fixtures and equipment	114,069	107,304	110,508

	210,990	206,672	210,260
Less accumulated depreciation and amortization	(101,613)	(88,990)	(83,313)

	109,377	117,682	126,947
Lease Rights, Deferred Taxes and Other Assets	26,709	25,836	21,528

Total Assets	$231,667	$244,442	$255,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current portion of long term debt	$652	$634	$618
Borrowings on revolving line of credit	15,557	16,225	15,518
Accounts payable	19,149	31,152	39,675
Accrued liabilities	25,377	19,539	20,463

Total current liabilities	60,735	67,550	76,274

Long Term Liabilities
Long term debt, net of current portion	8,979	9,443	9,659
Deferred rent and other liabilities	24,574	26,333	30,233
Term loan	7,000	7,000	7,000

Total Liabilities	101,288	110,326	123,166

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized; 28,543,466, 28,039,553 and 27,702,409 shares outstanding at November 3, 2001, February 3, 2001 and October 28, 2000, respectively)	43,021	40,475	37,673
Retained earnings	87,787	93,689	94,858
Accumulated other comprehensive loss	(429)	(48)	(164)

Total stockholders’ equity	130,379	134,116	132,367

Total Liabilities and Stockholders’ Equity	$231,667	$244,442	$255,533

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share and store data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

Net sales	$133,219	$111,881	$354,969	$295,279
Cost of goods sold, including buying and occupancy expenses	(85,325)	(76,016)	(235,094)	(225,254)

Gross profit	47,894	35,865	119,875	70,025
Selling, general and administrative expenses	(43,844)	(43,542)	(127,751)	(128,775)
Play and music income, net	226	739	1,238	1,534

Operating income (loss)	4,276	(6,938)	(6,638)	(57,216)
Foreign exchange gains (losses), net	(98)	(72)	(246)	52
Net interest expense	(1,261)	(840)	(2,713)	(883)

Income (Loss) before income taxes	2,917	(7,850)	(9,597)	(58,047)
Income tax benefit (expense)	(1,123)	3,022	3,695	22,348

Net income (loss)	$1,794	$(4,828)	$(5,902)	$(35,699)

Gain (Loss) per share:
Basic	$0.06	$(0.17)	$(0.21)	$(1.36)
Diluted	0.06	(0.17)	(0.21)	(1.36)
Weighted average shares outstanding:
Basic	28,433	27,674	28,225	26,304
Diluted	29,130	27,674	28,225	26,304
Number of stores at end of period	581	604	581	604

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended

	November 3,	October 28,
	2001	2000

Cash Flows from Operating Activities:
Net loss	$(5,902)	$(35,699)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,068	17,862
Deferred income taxes	(2,024)	(15,890)
Loss on disposal of property and equipment	610	636
Change in assets and liabilities:
Accounts receivable	2,290	107
Merchandise inventories	48	(46,356)
Prepaid expenses and other assets	897	(1,936)
Accounts payable	(12,002)	21,079
Other liabilities	(3,749)	784
Accrued liabilities	7,827	(2,488)

Net cash provided by (used in) operating activities	6,063	(61,901)

Cash Flows from Investing Activities:
Capital expenditures	(13,569)	(8,000)
Proceeds from sale of assets	3,195	—

Net cash used in investing activities	(10,374)	(8,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,545	9,866
Proceeds from (payments on) borrowings	(667)	22,518
Payments on long term debt	(445)	(1,183)

Net cash provided by financing activities	1,433	31,201

Net Decrease in Cash and Cash Equivalents	(2,878)	(38,700)
Cash and Cash Equivalents at Beginning of Period	5,306	40,274

Cash and Cash Equivalents at End of Period	$2,428	$1,574

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The accompanying unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly owned subsidiaries (“Gymboree”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 3, 2001.

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

      The results of operations for the thirty-nine weeks ended November 3, 2001 are not necessarily indicative of the operating results that may be expected for the year ending February 2, 2002.

2.     Income (Loss) Per Share

      Basic earnings per share are calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted earnings per share includes the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended		39 Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

	(In thousands)
Weighted average number of shares — basic	28,433	27,674	28,225	26,304
Add: effect of dilutive securities	697	—	—	—

Weighted average number of shares — diluted	29,130	27,674	28,225	26,304

      Anti-dilutive options and warrants were excluded from the above computations of weighted average shares for diluted securities.

3.     Comprehensive Income (Loss)

      Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000

	(In thousands)
Net income (loss)	$1,794	$(4,828)	$(5,902)	$(35,699)
Other comprehensive income	23	(1,053)	(177)	(262)

Total comprehensive income (loss)	$1,817	$(5,881)	$(6,079)	$(35,961)

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Line of Credit

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

      On August 3, 2001, Gymboree amended the existing secured facility with Fleet Retail Finance, Inc. which increased the overall credit line from $75 million to $85 million. This additional increase is for working capital and has the same borrowing requirements as the original amount.

      As of November 3, 2001, approximately $35.9 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of November 3, 2001, the interest rate charged for the bank’s Reference Rate was 5.50%.

      In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. A blanket lien on merchandise inventories and other assets secure both the Fleet Retail Finance, Inc. credit facility and this term loan. If Gymboree elects to pay the term loan at any time prior to the maturity date, Gymboree is also obligated to pay a premium from 0.75% to 1.5% of the amount pre-paid.

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

5.     Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Gymboree will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002 and does not expect the adoption to have a material impact on our financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement is effective for Gymboree in the fiscal year beginning February 3, 2002 and adoption is not expected to have a material impact on our financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

	As a Percentage of Net Sales

					Percentage Change in
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended		Dollar Amounts
					From 2000 to 2001
	November 3,	October 28,	November 3,	October 28,
	2001	2000	2001	2000	13 weeks	39 Weeks

Net sales	100.0%	100.0%	100.0%	100.0%	19%	20%
Cost of goods sold, including buying and occupancy expenses	(64.0)	(67.9)	(66.2)	(76.3)	12%	4%

Gross profit	36.0	32.1	33.8	23.7	34%	71%
Selling, general and administrative expenses	(32.9)	(38.9)	(36.0)	(43.6)	1%	(1)%
Play and music income, net	0.1	0.6	0.3	0.5	(69)%	(19)%

Operating income (loss)	3.2	(6.2)	(1.9)	(19.4)	(162)%	(88)%
Foreign exchange gains (losses), net	(0.1)	(0.1)	(0.1)	0.0	36%	(573)%
Net interest expense	(0.9)	(0.7)	(0.7)	(0.3)	50%	207%

Income (loss) before income taxes	2.2	(7.0)	(2.7)	(19.7)	(137)%	(83)%
Income tax benefit (expense)	(0.8)	2.7	1.0	7.6	(137)%	(83)%

Net income (loss)	1.4%	(4.3)%	(1.7)%	(12.1)%	(137)%	(83)%

Number of stores at end of period	581	604	581	604

Thirteen Weeks Ended November 3, 2001 Compared to Thirteen Weeks Ended October 28, 2000

Net Sales

      Net sales in the third quarter of fiscal 2001 increased to $133.2 million from $111.9 million in the same period last year, an increase of $21.3 million or 19%. Comparable store sales for the third quarter of fiscal 2001 increased 19% compared to the same period last year. Management believes the sales increase is attributable to improvements in the overall merchandise assortments and inventory levels from the prior year. The number of stores open at the end of the quarter was 581, compared to 604 open in the same period last year. The reduction in overall store count reflects the sale of 18 and closure of 1 Zutopia stores and a net decrease of 4 Gymboree locations. As of November 3, 2001, Gymboree operated 527 stores in the United States, 23 stores in Canada, and 31 stores in Europe.

Gross Profit

      Gross profit for the third quarter of fiscal 2001 increased to $47.9 million from $35.9 million in the same period last year, an increase of $12 million, or 33.4%. As a percentage of net sales, gross profit increased 3.9 percentage points to 36% in the third quarter of fiscal 2001 from 32.1% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to higher merchandise margins as a result of lower promotional rates as compared to the prior year. Additionally, the increase in sales provided operating leverage on occupancy and buying expenses, which contributed to the improved gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

      SG&A, which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $43.8 million from $43.5 million in the same period of the prior year, an increase of $302,000, or .7%. As a percentage of sales, SG&A decreased 6 percentage points to 32.9% from 38.9% in the same period in the prior year, which was primarily attributable to an increase in net sales. Zutopia was sold in March 2001 and resulted in an expense reduction of $1.6 million for the third quarter of 2001 compared to the third quarter of 2000.

Play and Music Income, Net

      Play and Music income, net decreased 69.4% to $226,000 during the third quarter of fiscal 2001 from $739,000 in income for the same period last year. The decrease was related to lower enrollment levels in corporate site operations and a decline in international franchise development income.

Foreign Exchange Gains (Losses)

      Net foreign exchange losses totaled $98,000 during the third quarter of 2001 compared to a net loss of $72,000 in the third quarter of 2000. These losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Net Interest Income (Expense)

      Interest expense of $1.3 million was incurred for the third quarter of 2001 as compared to interest expense of $857,000 for the same period last year. The increase was due to higher average borrowings. Interest income decreased to $2,000 for the third quarter of 2001 from $17,000 in the third quarter of 2000. This decrease reflects a lower average cash balance.

Income Tax

      Our effective tax rate for the third quarters of fiscal 2001 and 2000 was 38.5%.

Thirty-Nine Weeks Ended November 3, 2001 Compared to Thirty-Nine Weeks Ended October 28, 2000

Net Sales

      Net sales for the thirty-nine weeks ended November 3, 2001 increased to $355 million, from $295.3 million in the same period last year, an increase of $59.7 million, or 20%. Comparable store sales for the thirty-nine weeks ended November 3, 2001 increased 21% over the prior year. Management believes the sales increase is attributable to improvements in the overall merchandise assortments and inventory levels from the prior year. The number of stores open at the end of the quarter was 581, compared to 604 open in the same period last year. The reduction in overall store count reflects the sale of 18 and closure of 1 Zutopia stores and a net decrease of 4 Gymboree locations. As of November 3, 2001, Gymboree operated 527 stores in the United States, 23 stores in Canada, and 31 stores in Europe.

Gross Profit

      Gross profit for the thirty-nine weeks ended November 3, 2001 increased to $119.9 million from $70.0 million in the same period last year, an increase of $49.9 million, or 71.3%. As a percentage of net sales, gross profit increased 10.1 percentage points to 33.8% from 23.7% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to higher merchandise margins as a result of lower promotional rates as compared to the prior year. Additionally, the increase in sales provided operating leverage on occupancy and buying expenses, which contributed to the improved gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

      SG&A, which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to $127.7 million, for the thirty-nine weeks ended November 3, 2001 compared to $128.8 million, in the same period last year, a decrease of $1.1 million or .8%. As a percentage of sales SG&A decreased 7.6 percentage points to 36% from 43.6% for the same period in the prior year, which was primarily attributable to an increase in net sales. Zutopia was sold in March 2001 and resulted in an expense reduction of $3.8 million for the 39 weeks ended November 3, 2001 compared to the same period in the prior year.

Play and Music Income, Net

      Play and Music income, net decreased 19.3% to $1.2 million for the thirty-nine weeks ended November 3, 2001 from $1.5 million in income for the same period last year. The decrease was related to lower enrollment levels in corporate site operations and a decline in international franchise development income.

Foreign Exchange Gains (Losses)

      Net foreign exchange losses totaled $246,000 for the thirty-nine weeks ended November 3, 2001 compared to a net gain of $52,000 in the same period last year. These losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Net Interest Income (Expense)

      Interest expense of $2.9 million was incurred for the thirty-nine weeks ended November 3, 2001 as compared to interest expense of $1.4 million for the same period last year. The increase was due to higher average borrowings. Interest income decreased to $232,000 for the thirty-nine weeks ended November 3, 2001 from $534,000 in the same period last year. This decrease reflects a lower average cash balance.

Income Tax

      Our effective tax rate for the third quarter of fiscal 2001 and 2000 was 38.5%.

Financial Conditions

Liquidity and Capital Resources

      Cash provided by operating activities for the thirty-nine weeks ended November 3, 2001 was $6.1 million compared to cash used in operating activities of $61.9 million in the same period in the prior year. This change was primarily due to the decrease in net loss for the period and changes in working capital items.

      Cash used in investing activities totaled $10.4 million. This reflects capital expenditures of $13.6 million and is offset in part by proceeds of $3.2 million from the sale of assets of 18 Zutopia stores. Gymboree estimates that capital expenditures during 2001 will be approximately $15.0 million. The majority of such expenditures has been incurred in connection with the relocation and expansion of approximately 10 stores, the opening of approximately 10 new domestic and international stores, the updating of store fronts of approximately 150 stores and the upgrading and replacing information technology systems.

      Cash provided by financing activities totaled $1.4 million, reflecting proceeds of $2.5 million from the exercise of warrants and stock options, offset in part by payments on debt.

      Cash and cash equivalents were $2.4 million at November 3, 2001, a decrease of $2.9 million from February 3, 2001. Working capital as of November 3, 2001 was $34.8 million compared to $33.4 million at the end of fiscal 2000.

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

      On August 3, 2001, Gymboree amended the existing secured facility with Fleet Retail Finance, Inc., which increased the overall credit line from $75 million to $85 million. This additional increase is for working capital and has the same requirements as the original amount.

      As of November 3, 2001, approximately $35.9 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of November 3, 2001, the interest rate charged for the bank’s Reference Rate was 5.5%.

      In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. A blanket lien on merchandise inventories and other assets secure both the Fleet Retail Finance, Inc. credit facility and this term loan. If Gymboree elects to pay the term loan at any time prior to the maturity date, Gymboree is also obligated to pay a premium from 0.75% to 1.5% of the amount pre-paid.

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

      Gymboree anticipates that cash generated from operations, together with our existing cash resources and funds available from our current credit facilities, will be sufficient to satisfy our cash needs through fiscal 2002. If additional credit facilities are required, no assurance can be given that such facilities will be available under terms acceptable to Gymboree.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Gymboree will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002 and does not expect the adoption to have a material impact on our financial position or results of operations.

      In August 2001, the Financial Accounting Standards Board issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement is effective for Gymboree’s fiscal year beginning February 3, 2002 and adoption is not expected to have a material impact on our financial position or results of operations.

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

      We incurred net losses of $5.9 million, $36.9 million and $10.6 million during the thirty-nine weeks ended November 3, 2001 and during fiscal years 2000 and 1999, respectively. There can be no assurance that losses will not continue in the future. If losses do continue to occur, we will likely need to obtain additional capital to continue our operations. Such capital may not be available on terms acceptable to us or at all.

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

      Gymboree has federal and state net operating loss carryforwards, which for financial reporting purposes are reported as a deferred tax asset. These net operating losses will expire between 2003 and 2020. The full realization of these losses is dependent upon Gymboree generating federal and state taxable income in such amounts and at such times that the net operating loss carryforwards can be fully utilized. However, there is no guarantee that Gymboree will generate the necessary amount of taxable income in the appropriate tax periods to realize the full tax benefit of these prior losses. It is possible that all or a portion of the value of such tax benefit (and the corresponding deferred tax asset) will be lost.

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

      Gymboree’s continued growth and success depends in large part on our ability to successfully develop and introduce new products that are perceived to represent an improvement in style, functionality or value compared to other products available in the marketplace. Failure to regularly develop and introduce new products successfully could materially and adversely impact future growth and profitability. In addition, in the future Gymboree may introduce certain new products and concepts that may represent a shift in concept, design and target market demographics from our traditional products. These new products may have shorter life cycles, thereby requiring more frequent product introductions than Gymboree’s traditional product lines. Furthermore, these products and the introduction of more products could dilute Gymboree’s image as a leading supplier of quality children’s apparel in the newborn-to-seven age range and lead to a reduced demand for our existing products.

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

      In fiscal 2001, one vendor accounted for 63% of our cotton knit fabric purchases. Although we believe that other sources could be identified to satisfy our requirements for cotton knit fabrics, the loss of this vendor, or a delay in obtaining fabric from this vendor, could have a material adverse effect on our business and operating results.

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

      The table below summarizes by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of November 3, 2001.

	Notional		Weighted
	Amount	Fair Value	Average Rate

	(In thousands)
British pounds sterling	$6,252	$(105)	1.431
Canadian dollars	1,664	23	0.6368

Total	$7,916	$(82)

      Gymboree’s current borrowings under its line of credit are subject to a variable interest rate, which if increased, would have an adverse impact on the Company. For every $1 million in debt outstanding, under the Fleet Retail Finance, Inc. credit facility, an increase of 0.25% in the prime rate would result in an additional $25,000 per year.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      Gymboree was named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was originally transferred to the U.S. District Court for the District of Hawaii. The case was later transferred to the U.S. District Court for the District of the Northern Mariana Islands. The plaintiffs seek class-action status and allege, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers of factories in Saipan that make products for us. The plaintiffs seek injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs that would require us to pay approximately $200,000, but the settlement will not take effect until it is approved by the court. The court hearing on preliminary approval of the settlement is currently scheduled for February 14, 2002. There can be no assurance that the court will ultimately approve the settlement.

Item 6.     Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended November 3, 2001.

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

Date: December 17, 2001