Form 10-K
period 2002-02-02
GYMBOREE CORP
filed 2002-05-03
CIK 786110

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                ----------------

                                    FORM 10-K

     (Mark one)

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended February 2, 2002

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period From __________ To __________

                        Commission File Number 000-21250

                            THE GYMBOREE CORPORATION
             (Exact name of registrant as specified in its charter)

              Delaware                                    94-2615258
    (State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                    Identification No.)


       700 Airport Boulevard, Suite 200, Burlingame, California 94010-1912
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (650)-579-0600

           Securities registered pursuant to Section 12(b) of the Act:

                                      None.

           Securities registered pursuant to Section 12(g) of the Act:


                                                    Name of each exchange on
         Title of each Class                            which registered
     Common Stock $0.001 par value                   Nasdaq National Market


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of April 18, 2002, was approximately $389,774,493, based upon the last sales price reported for such date on the NASDAQ National Market.

     As of April 18, 2002, 28,831,304 shares of the registrant's common stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2002 (hereinafter referred to as the "Proxy Statement") are incorporated by reference into Part III.
================================================================================

                           THE GYMBOREE CORPORATION

                               TABLE OF CONTENTS


                                                                           Page
                                                                          Number
                                                                         -------
                                          PART I

ITEM 1.        BUSINESS ................................................     2

ITEM 2.        PROPERTIES ..............................................    13

ITEM 3.        LEGAL PROCEEDINGS .......................................    13

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                HOLDERS ................................................    13

                                          PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS ............................    14

ITEM 6.        SELECTED CONSOLIDATED FINANCIAL DATA ....................    15

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS ....................    16

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                MARKET RISK ............................................    21

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............    22

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURES ...................    39

                                          PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT ......    39

ITEM 11.       EXECUTIVE COMPENSATION ..................................    39

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                AND MANAGEMENT .........................................    39

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..........    39

                                          PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                ON FORM 8-K ............................................    39

Signatures      ........................................................    43

     This annual report on Form 10-K contains certain forward-looking statements reflecting our current view of future events and financial performance. Our actual future performance may not meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in the "Business" section and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of this annual report on Form 10-K.


                                     PART I


Item 1. BUSINESS

     The Gymboree Corporation (Gymboree) is a leading international specialty retailer operating stores selling high quality apparel, accessories, and play programs for children under the GYMBOREE (Registered Trademark) brand. We operate stores in the United States, Canada, Ireland, and the United Kingdom, primarily in regional shopping malls and in selected suburban and urban locations.

     Gymboree Retail Stores. Gymboree retail stores offer high quality apparel and accessories characterized by child-appropriate, fashionable colors and prints, complex embellishment, comfort, functionality and durability for children ages newborn to seven years. Under the Gymboree brand name, we design and contract manufacture children's apparel and accessories for sale exclusively by Gymboree. As of February 2, 2002, we operated 580 Gymboree retail stores, including 528 stores in the United States, 23 stores in Canada, and 29 stores in Europe, as well as an online store at www.gymboree.com.

     Gymboree Play & Music. Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children through sight, touch, sound and movement for children ages newborn to four years old. Gymboree Play & Music also offers birthday party services and sells certain developmentally appropriate toys, and audiotapes. As of February 2, 2002, Gymboree's Play & Music programs included 25 Company-operated play centers in California and 459 franchisee-operated play centers, of which approximately 68% are located in the United States, and the remaining 32% are located in other countries, including Australia, Brazil, Canada, France, South Korea, Malaysia, Mexico, Singapore, Taiwan, and the United Kingdom.

     Janie and Jack. Janie and Jack is a new retail store concept that we will begin testing in the Fall of 2002. The Janie and Jack stores will offer high-quality, delicate apparel and gift accessories for children ages newborn to three years old. The stores will target a high-end gift buyer and have a look, feel and appeal that is differentiated from Gymboree. We intend to test this concept in the fall of 2002 with ten retail locations in the United States.

     Gymboree was organized in October 1979, as a California corporation, and re-incorporated in Delaware in June 1992.


Business Strategy

     Gymboree's business strategy consists of the following principal elements:


     -- High Quality Apparel: We strive to offer our customers high quality apparel with an excellent price/value relationship. We design the merchandise to be comfortable, functional, safe and durable by placing particular emphasis on high quality fabrics and detailed garment construction.

     -- Brand Name Recognition: Gymboree has developed a clearly recognizable brand image, translating to "The Best for Your Kids." This image was initially built through our Play & Music programs, a quality experience in the lives of young families, which was the original business of Gymboree. Customers associate shopping at Gymboree with unique, high quality, appealing, "kid-right" children's clothing and accessories sold in an attractive and friendly environment.

     -- Integrated Operations: We believe that the vertical integration of our design, contract production and retailing operations enables us to identify and respond to market trends, maintain rigorous product quality standards, closely monitor the distribution of our products, and maintain the highest quality of customer service.

     -- Exclusive Distribution Channels: Our products are sold through Gymboree retail stores, the Gymboree online store (www.gymboree.com) and, to a limited extent, through our Play & Music sites. From time to time, we may liquidate inventory through other channels.

     -- Responsive Customer Service: Customer service and satisfaction are defining features of the Gymboree corporate culture. Assisting customers in merchandise selection and outfit coordination is the top priority of Gymboree team members. We believe that this customer service, in combination with our merchandise, encourages multiple item purchases per customer.


Products and Merchandising

     Gymboree's merchandise has evolved significantly over time. Prior to 1988, Gymboree offered unisex apparel for children ages six months to five years and a selection of non-apparel products, including toys. Since 1989, we have broadened our apparel merchandise assortment by developing separate big boys', big girls', baby boys', baby girls' and newborn lines, and by distinguishing assortments that are designed utilizing child appropriate silhouettes, colors and fabrics, in the context of coordinating outfits all under the GYMBOREE (Registered Trademark) label.

     Our merchandising strategy focuses upon the quality and design of the apparel products and planned introduction of new product lines, along with a steady supply of fashion basics in seasonal colors and designs intended to satisfy customers' needs. Gymboree strives to create a distinctive look for its merchandise to enhance brand recognition and stimulate customer loyalty. Gymboree apparel is designed, manufactured, purchased and merchandised by line in support of Matchmatics (Trademark), our wardrobing service that allows our customers to mix and match items to create dozens of outfits.

     Each of Gymboree's stores features 12-16 major fashion merchandise lines per year. Each merchandise line generally consists of approximately 30-40 clothing items, encompassing matching tops and bottoms, with coordinated color palettes, patterns and designs. Additionally, each line features a wide selection of related accessories that complement the apparel, such as coordinated socks, hats, shoes and hair accessories. In order to maintain the freshness of its merchandise, Gymboree regularly updates the assortments by rotating each line on an 11 to 13-week selling cycle. Although Gymboree generally is unable to reorder items after a line has been purchased, we carefully monitor the rotation schedule and have the ability to accelerate the introduction of new lines based on selling demand. Gymboree follows a policy of buying inventory at levels intended to meet demand for full price selling and markdown sales, and follows a strict markdown policy based on time in store. Gymboree purchases inventory by store volume and capacity, in order to maximize inventory turns and gross margin dollars.

     The coordinated line deliveries are complemented by accompanying deliveries of basic merchandise. These items are intended to coordinate with several lines on a seasonal basis, and are generally less embellished and priced lower than the fashion offerings. The amount of any given delivery that is composed of basics varies by department. The basics are intended to increase outfit options and be an integral part of the Matchmatics service philosophy.

     Gymboree's merchandise presentation maximizes customer convenience in selection, by displaying outfits on mannequins and placing featured items in easily found, nearby displays. Our visual merchandising effort creates a compelling selling environment and assists team members in the process of Matchmatics. Our merchandise is displayed by department (big boy, big girl, baby boy, baby girl, newborn, sleep) within the store. Also, accessories are shown within each department, and seasonal "capsules" are displayed in various prominent areas. These capsules may include special seasonal merchandise (themed 4th of July items, swim wear, Valentine's day, etc.) The front table in each store displays an assortment of items from all departments, and serves to feature a given segment of the product offering (pajamas for Christmas, Valentine's day items, etc.). A typical store offers approximately 200 to 250 new styles of apparel and accessories in each line.


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

     Gymboree manages the production of apparel from the initial product concept, through color and pattern design, fabric development and testing, sample approval, testing, and garment manufacturing. We believe that the vertical integration of our operations and the coordinated efforts of our merchandising and design, production, and planning teams enable Gymboree to create distinctive offerings and control quality. The merchandising and design teams determine the styles for merchandise based on an evaluation of current style trends as well as a review of historical business performance. In conjunction with foreign buying agents, the production team arranges fabric sourcing and garment production while the quality team ensures that the final products satisfy Gymboree's detailed specifications and strict quality and safety standards. The process from initial product concept/design to receipt of finished product requires approximately nine months for fashion collections, and somewhat less time for basic items. Fabric and production commitments are made approximately five months before receipt of the finished garments at our distribution center.

     Throughout the design process, Gymboree's merchandising and planning teams prepare financial forecasts for each line of clothing on an item-by-item basis. Certain proposed items in a line may be revised or replaced as a result of this team's financial analysis. This team also monitors inventories on a daily basis, prepares seasonal plans and develops unit production forecasts.

     The majority of Gymboree apparel is manufactured to our specifications by approximately 200 independent manufacturers in key countries in the Far East including China, Indonesia, Macao, Taiwan, and Thailand, as well as Central America, Mexico, South America and the United States. Gymboree sources its fabric from approximately 20 vendors. Gymboree purchases all products in U.S. dollars. We have not experienced any material difficulties as a result of any foreign political, economic or social instability, although there can be no assurance that we will not experience such difficulties in the future. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis.

     Gymboree's quality control team arranges with independent testing laboratories to test fabrics prior to cutting against established performance standards for quality and safety. During the prototype sampling stage and following manufacturing, the technical teams subject the merchandise to tests, which ensure that construction, workmanship and fit, as well as the style and appearance of the garments satisfy Gymboree's stringent specifications. Subsequently, the production and quality control teams review the garment test and bulk production inspection results to verify that the quality is consistent with Gymboree's high standards. Gymboree generally does not purchase its finished apparel products until manufacturing has been completed and the products have been approved by independent testing labs and Gymboree's quality control and production teams.

     Gymboree engages factories that agree to our Terms of Vendor Engagement, which require compliance with local laws and, whether or not permitted by local law, require that factories not employ child or forced, prison or indentured labor. Gymboree's personnel make periodic visits to factories, in addition to retaining a social compliance firm to conduct random audits of factories, including payroll practices and worker living conditions. In the event that we become aware of a significant violation of our Terms of Vendor Engagement, we will take action including, when we deem it appropriate, the ceasing of business with the affected factory.


Store Management Strategy

     Our first priority is to improve the productivity of our existing store base by increasing sales, improving inventory flow and optimizing the allocation of product. In addition, Gymboree seeks strategically to manage our current store portfolio by expanding the size of high-performing stores (sometimes relocating to a larger store within the same mall), opening new stores in major metropolitan malls, certain secondary regional malls and in select downtown street locations that satisfy certain demographic and financial return criteria, and closing under-performing stores. In fiscal 2001, Gymboree opened eight new stores in the United States, closed eight stores in the United States, relocated 10 stores in the United States, opened three new stores in Canada and closed three stores in the United Kingdom.

Gymboree sold 18 of its Zutopia stores to The Wet Seal, Inc. and closed one Zutopia store. The average size of new stores opened during 2001 was approximately 2,200 square feet. During fiscal 2002, we plan to relocate and expand 15 to 20 Gymboree stores, open up to 10 Gymboree stores and close approximately 3 Gymboree stores. Included in our 2002 new store openings are approximately three stores in Canada. In addition, we plan to open and test 10 Janie and Jack retail stores beginning in the fall of 2002. Our ability to continue to expand the number of stores successfully in the future will depend on a number of factors, including the availability of suitable store locations, the negotiation of acceptable lease terms, our financial resources and the ability to control the operational aspects of our growth.

     Gymboree expanded from two Gymboree stores in California in 1986 to 580 Gymboree stores, including 528 stores in 50 states and the District of Columbia, 23 stores in Canada and 29 stores in Europe, as of February 2, 2002. The following table sets forth, by geographic region, the net number of stores opened and closed during each of the periods indicated.




                                                         Fiscal Year
                        ------------------------------------------------------------------------------
                         Prior
                          to
                         1995     1995     1996     1997     1998     1999     2000     2001     Total
                        ------   ------   ------   ------   ------   ------   ------   ------   ------
   East .............     66       14       17       23       30        6      -5       -1       150
   Midwest ..........     38       19       25       10       24        1       0       -1       116
   South ............     48       26       12       29       39        4      -3       -1       154
   West .............     57       11       16        7       14        0       0        3       108
   Europe ...........      0        0        0        6       18        7       1       -3        29
   Canada ...........      0        0        5        6        4        4       1        3        23
   Gymboree .........    209       70       75       81      129       22      -6        0       580
   Zutopia ..........      0        0        0        0        0       19       0      -19         0
    Total ...........    209       70       75       81      129       41      -6      -19       580

     Less than 10% of Gymboree's revenues were derived from outside the United States, in 2001, 2000 and 1999, and less than 10% of Gymboree's long-lived assets were located outside the United States in 2001, 2000 and 1999.

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


Store Operations

     The primary objective of store management is to maximize sales by providing superior customer service. Store management is principally responsible for sales training and implementing performance evaluation systems. In a continuing effort to minimize sales personnel time away from customers, operational procedures are reviewed and streamlined by the store operations team prior to implementation at the store level. This team is also responsible for field and store staffing, daily sales motivation and central office-to-store communications. Our merchandising team also interacts with store personnel and is responsible for developing merchandise presentation plans that can be effectively implemented at the store level. Ongoing communication between the merchandising teams and store teams is a priority, as customers communicate their desires to store personnel who then provide feedback directly to the merchandising team.

     Gymboree North American store operations are managed by seven Regional Business Directors through 58 operating districts. Each District Sales Manager is responsible for approximately 8-10 stores. Store staffing levels vary with store volume. During the holiday selling season, store personnel levels are substantially increased to accommodate peak traffic levels. The 29 stores in Europe constitute one region, which is divided into three districts with similar team member staffing as in North America.

     A number of programs offer incentives to store personnel. Sales associates receive compensation primarily in the form of hourly wages. Incentive structures are designed to maximize store contribution and comparable sales growth. Scheduling procedures allocate payroll hours to stores based on sales performance rather than simple availability. Regional Business Directors and District Sales Managers receive compensation in the form of salaries, performance-based bonuses and stock options.


Customer Service

     Customer service is a defining feature of the Gymboree corporate culture. We believe that knowledgeable and enthusiastic store personnel have a direct impact on profitability. Gymboree places great emphasis on the selling function through consistent and on-going training and evaluation systems that are initiated by the central office and administered by field management at all levels. Our store managers spend most of their time on the sales floor assisting customers and coaching their selling teams. District Sales Managers spend the majority of their workweek on selling floors, providing leadership by inspecting the total customer experience throughout their district. Regional Business Directors develop and execute business plans and are responsible for achieving plan numbers for their regions.

     Our customer focus is emphasized in recruiting and, as measured by sales, is the primary component in the on-going evaluation of personnel performance. We minimize sales associates' time spent on administrative functions by centrally determining merchandise display and replenishment, markdowns and basic labor scheduling. By emphasizing friendliness, product knowledge and personal attention, we believe that Gymboree has established a reputation for excellent customer service.


Store Environment

     Gymboree stores are designed to create an energetic and enjoyable shopping environment. The brightly lit stores and glass storefronts allow the colorful in-store environments to attract customers from the outside. Stores are constructed in an open manner, which enables customers to see virtually all product offerings from the store's entrance.

     During 2000, we introduced a new storefront sign that matches our updated logo and trademark. The new signage has been applied to approximately 303 stores and the remainder of the stores will receive the new signage before the end of 2003. When the new signage is added the storefront appearance is modified to a cleaner, updated look versus our former natural wood arches supported by giant children's building blocks and brightly colored "dancing" letters. The sign change results in updating our look while at the same time attracting customer attention and inviting customers to enter. Gymboree believes creating a uniform trademark presentation is important, from storefront to packaging, hang tags and labels inside product.

     Inside Gymboree stores, merchandise is displayed on a front table display stand, mannequins, fixtures, and store walls by department in coordinated outfits, which allows easy accessibility and provides ample floor space for customers to maneuver strollers within the store. In 2000, we introduced new store fixtures to a small number of our stores. In 2001 we rolled out the new fixtures to 100 stores and plan an additional 149 stores during 2002. The new fixtures are characterized by wooden pillar display units, which permit fungible division of departments, use of hanging photography to brighten store interiors, and changeable displays of small clothing items and accessories. While parents shop in Gymboree stores, children are encouraged to enjoy Gymboree videos which run continuously throughout the day on screens set at a child's eye level.


Marketing and Promotion

     Our goal in all marketing activities is to promote customer loyalty and to continue to expand our customer base. In an effort to achieve our goals we are continuously testing various methods for message delivery and promotional programs that add value to the customer experience. During 2001, we introduced a new promotional program called "Gymbucks" designed to provide multiple purchase incentives and to enhance customer loyalty. The program has proved to be very successful and we intend to continue with the program in 2002. We also conducted various direct mail campaigns, both through the mail and online, and provided "bag stuffer" bounce back coupons to customers who made purchases during the year. Looking forward, we may undertake public relations, print and other electronic advertising, in-store events and planned promotions, cross-promotional opportunities, and direct mail. We also believe that creating synergy between the Gymboree Retail stores and Play & Music Programs may help fuel effective marketing, advertising and promotional efforts.


Electronic Commerce

     Gymboree first launched its web site at www.gymboree.com in fiscal 1997. In 2001, we re-launched our site in an effort to better align the experience found online with the experience found in our stores. Our web site offers our entire product offering for children between the ages of newborn and seven years. During the year, we also began testing online enrollment for our Gymboree Play & Music classes at selected U.S. locations. We plan to continue to invest in technology, operations, and merchandise offerings to meet business demands and our customer's expectations.


Merchandise Distribution

     Gymboree's merchandise is shipped primarily via ocean carriers from foreign ports to ports in the U.S., Canada and Ireland. From there it is delivered to our distribution centers located in Dixon, California, (for U.S. stores), Toronto, Ontario, (for Canadian stores), and Shannon, Ireland (for European stores). Contract manufacturers or vendors are required to complete manufacturing and deliver merchandise to our foreign consolidator within a designated shipping window. This shipping window ensures timely delivery of the product to Gymboree's U.S., Canadian and Irish distribution centers using cost-effective ocean transportation.

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

     Our U.S. merchandise is received, checked, processed and distributed through our U.S. distribution center in Dixon, California. This distribution center is a Gymboree-owned 300,000 square foot facility, which opened in January, 1998. New lines are received at the distribution center approximately three to four weeks before the intended in-store date. The merchandise is processed, packed by store, and delivered to the store on a targeted date approximately once per month. Merchandise is periodically replenished based on store sell-through. Merchandise for distribution to Europe is shipped directly from the factory to a 26,000 square foot leased facility in Shannon, Ireland, where it is processed for delivery to the stores. Merchandise destined for Canadian stores is shipped directly to a third-party distribution center in Toronto, Canada.

     Outbound transportation is also coordinated by our transportation team. During 2001, store orders were consolidated by region and shipped via truckload carriers into the downstream terminals of regional less-than-truckload carriers, allowing Gymboree to build full trailers, thereby reducing the delivery cost per unit.


Management Information Systems

     Gymboree's information systems department integrates store, merchandising, distribution and financial systems. These systems operate on Unix and NT platforms. Gymboree outsources technological support, including the point-of-sale help desk, network administration and computer operations. Sales and other inventory management information are updated daily in the merchandise reporting systems by communicating with each store's point-of-sale system. Gymboree evaluates information obtained through daily reporting to supplement merchandising decisions regarding replenishments, markdowns and allocation of merchandise.

     Gymboree believes that our information systems are essential in achieving our growth plans and maintaining a competitive industry position. We have put in place a strategic plan to upgrade our systems infrastructure, replacing legacy systems in the areas of Sales Audit, Loss Prevention, Finance, Warehouse Management, Merchandising, and Production Management.

Play & Music Programs

     As of February 2, 2002, Gymboree's Play & Music programs included 25 Company-operated play centers in California and 459 franchisee-operated play centers, of which approximately 68% are located in the United States, and the remaining 32% are located in other countries, including Australia, Brazil, Canada, France, South Korea, Malaysia, Mexico, Singapore, Taiwan, and the United Kingdom. In addition to generating income, we believe that the Play & Music Programs provide attractive cross-marketing opportunities for Gymboree stores and further strengthen the GYMBOREE (Registered Trademark) brand name recognition with retail customers.

     The Gymboree Play & Music programs are designed to enhance early childhood development through fun-filled sensory and motor activities that engage children through sight, touch, sound and movement. Motor skill development is stimulated through physical play and exercise in an exciting, safe environment, which includes proprietary, developmentally appropriate play equipment. The Gymboree Play & Music Programs involve weekly 45-minute classes offered throughout the year. Classes are designed to interest and challenge children through activities that are tailored to enhance mental and physical development as well as to provide opportunities for socializing. In addition to sliding, climbing, jumping and running, classes include music, structured play activities, games and often a finale featuring a colorful parachute, songs, bubbles, and GYMBO (Registered Trademark) the clown. Gymboree Play & Music also offers birthday party services and sells certain developmentally appropriate toys, and audiotapes. At least one parent or caregiver accompanies each child and participates in the activities with their children.

     Gymboree classes are offered to children aged newborn through four years old. GymBabies (for ages newborn to six months) introduce sensory play with special props and equipment. GymCrawlers (six to 12 months) develop upper-body stability, strength and coordination. GymWalkers (10 to 18 months) emphasize pre-walking and early walking skills and enhance strength, socialization, walking, balance and coordination. GymRunners (14 to 28 months) encourage exploration and build motor skills. GymExplorers (for two year olds) explore movement, stories, puppetry and songs. GymKids (three year olds) learn non-competitive skills like catching, throwing, kicking and tumbling. GymPairs classes are designed for parents with two mobile children; activities are modified to serve the needs of each participant. The music curriculum for children from 6 months through four years old covers various musical styles, instruments, rhythm, and dance movement.

     Gymboree's standard franchise agreement provides for an initial term of 10 years. Upon signing the franchise agreement, each United States and Canadian franchisee currently pays an initial fee of $35,000 (U.S.) and $25,000 (U.S.) respectively, for the franchisee's first play center location, $27,000 (U.S.) and $20,000 (U.S.) for the second, $23,000 (U.S.) and $17,000 (U.S.) for the third, and $20,000 (U.S.) and $15,000 (U.S.) respectively for the fourth (and each subsequent) location. Each international (excluding Canadian) franchisee pays an initial fee ranging from $85,000 (U.S.) to over $1,000,000 (U.S.), depending on the franchise area for a Master Franchise and receives the right to sub-franchise sites. Gymboree receives up to 20% of the fees paid by sub-franchisees to the Master Franchisee. Both United States and international franchises are renewable for one additional 10-year term, and Gymboree receives no fee upon the renewal of the franchise from domestic franchisees. Gymboree receives a royalty of 6% of each domestic franchisee's gross receipts from operations, and a fee of approximately $10,500 upon the transfer of a franchise from one domestic franchisee to another. Currently, Gymboree supplies the franchisees with program aids, equipment and consumer products at a cost to the franchisee and conducts initial and ongoing training programs.

     Gymboree will continue offering franchises for sale in fiscal 2002.

Trademarks and Service Marks

     In the United States, Gymboree is the owner of the trademarks and service marks "GYMBOREE", the trademarks "GYMB.O" and "GYMBABY", among others. These marks and certain other of Gymboree's marks are registered in the United States Patent and Trademark Office, and the mark "GYMBOREE" is also registered, or is the subject of pending applications, in approximately 60 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Gymboree's rights in the "GYMBOREE" mark and other marks are a significant part of our business. Accordingly, we intend to maintain the mark and the related registrations. Gymboree is not aware of any material claims of infringement or other challenges to our right to use the mark in the United States.

     Gymboree uses a number of other trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to create and sustain demand for and market our products.


Zutopia

     Gymboree launched the Zutopia concept in 1999. During fiscal 2000, Gymboree decided to focus its efforts on expanding the core Gymboree brand and, accordingly, entered into an agreement with The Wet Seal, Inc. to sell the 19-store Zutopia chain. Under the agreement, substantially all the assets of the Zutopia stores, along with the trademark and the rights to the Internet site www.Zutopia.com, were transferred to The Wet Seal, Inc. as of March 25, 2001. In addition, The Wet Seal, Inc. assumed all rights and obligations of the leases of 18 of the 19 stores. The remaining store was closed. As a result of the sale, Gymboree recognized a loss of $5.0 million in the fourth quarter of fiscal 2000, which included a loss on the sale of property and equipment, a reserve for inventory and an accrual for legal fees and severance that was expected be incurred as a result of the sale.

     Effective March 25, 2001, the Zutopia stores began operations under the management of The Wet Seal, Inc.


Factors That May Affect Future Performance

     The discussion in this Annual Report on Form 10-K contains certain forward-looking statements, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, future cash generated from operations and future cash needs. Such forward-looking statements, in particular, and Gymboree's business and operating results, in general, involve risks and uncertainties. Actual results may differ significantly from the results discussed in the forward-looking statements due to a number of factors, many of which are beyond our control. The following discussion highlights some of these factors and the possible impact of these factors on future results of operations. Given these factors, we cannot assure you that we will be able to effectively continue and strengthen our operations.



We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

     The continued success of Gymboree is largely dependent on the personal efforts and abilities of our senior management and certain other key personnel and on our ability to retain current management and to attract and retain qualified key personnel in the future. Also, because customer service is a defining feature of the Gymboree corporate culture, we must be able to hire and train qualified sales associates to succeed. The loss of certain key employees, Gymboree's inability to attract and retain other qualified key employees or a labor shortage that reduces the pool of qualified sales associates could have a material adverse effect on our growth, our operations and our financial position. Furthermore, we have experienced significant turnover of our management team in recent years, and several members of our key management team have only recently joined us or have been promoted to executive positions for the first time. For example, our current chief executive officer was appointed in February 2001, and our chief financial officer was appointed in February 2002. In addition to performing their regular duties, our new managers must spend a significant amount of time devising strategies to execute our business model. If they are unable to effectively integrate themselves into our business, to work together as a management team or to master their new roles in a timely manner, our business will suffer.


Because we purchase and sell our products internationally, our business is sensitive to foreign risks associated with international business.

     Gymboree's products are currently manufactured to specifications by independent factories located primarily in Asia, as well as Central America, South America, Mexico, the Middle East, and the United States. In addition to Gymboree's reliance on foreign manufacturers, Gymboree has store and distribution operations in Europe and Canada. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, currency fluctuations, natural disasters, social or political unrest, disruptions or delays in shipments or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers or stores are located. Gymboree cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to sell our products in international markets. If any such factors were to render the conduct of business in a particular country undesirable or impractical, or if our current foreign manufacturing sources or mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our results of operations and financial position.


Our business may be harmed by additional United States regulation of foreign trade or customs delays.

     Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and results of operations. If the U.S. government imposes any such charges or restrictions, the supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results. Unforeseen delays in customs clearance of any goods could have a material adverse impact on our ability to deliver complete shipments to our stores which in turn could have a material adverse effect on our business and operating results.


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

     We seek to require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices. If an independent manufacturer violates labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, Canada or Europe, Gymboree could in turn experience negative publicity or be sued. Negative publicity regarding the production of our products could have a material adverse affect on sales of our products and our business, and a lawsuit could have a material adverse effect on our financial position. For example, see Item 3, "Legal Proceedings."

The loss of a key buying agent could impair our ability to deliver our inventory in a timely fashion, impacting its value.

     In 2001, one buying agent accounted for a significant portion of the company's inventory purchases. Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in time delays in procuring inventory and as a result could have a material adverse effect on our business and operating results.


Our business is sensitive to economic conditions that impact consumer spending.


     Gymboree's financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could have a material adverse effect on our growth, net sales and profitability.

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

     Gymboree's sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for Gymboree's apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends. A decline in demand for our apparel and accessories or a misjudgment of fashion trends could have a material adverse effect on our business, financial condition and results of operations.


The highly competitive business in which we operate may impair our ability to maintain and grow our sales and results.

     The children's apparel segment of the specialty retail business is highly competitive, and we may not be able to compete successfully in the future. Gymboree competes on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), The Children's Place and Talbots Kids and certain leading department stores as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), Kids `R' Us (a division of Toys `R' Us, Inc.) and Target. Gymboree also competes with a wide variety of local and regional specialty stores and with certain other retail chains. We also compete with children's retailers that sell their products by mail order or over the Internet. Many of these competitors are larger and have substantially greater financial, marketing and other resources than Gymboree. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

We must maintain a minimum collateral base to secure our existing credit facility, which is necessary for cash borrowings and letters of credit.

     The amount of our credit facility for cash borrowings and letters of credit needed for the purchase of new inventory is limited to our available collateral. Our existing credit facility fluctuates relative to our collateral base, which includes our inventory, cash and other assets. This collateral base varies in value as a result of sales, merchandise purchases and profitability. Lack of short-term liquidity, due to reaching the limit of our collateral base, could force us to seek alternative financing or ultimately, if such financing were not available to us, court protection from our creditors.


We may need additional capital to pursue our future business plans.

     Our growth strategies may require additional capital, should our operations generate insufficient cash flow to expand our business. For example, we may need additional capital to update store exteriors and interiors, broaden existing product lines, introduce new products and concepts, and to successfully develop and expand the Janie and Jack Stores concept. To pursue this prospective business plan, we will need to fund operations and invest in capital projects. There can be no assurance that either internally generated cash will be available, or that debt or equity will be available to Gymboree on terms that are satisfactory. In addition, under the terms of our existing credit facility, we will likely need the consent of our bank lenders before incurring additional indebtedness, and there can be no guarantee that our lenders will permit us to incur new debt on terms that we otherwise find satisfactory. Also, to the extent that we raise additional capital by issuing equity, a dilutive effect to existing stockholders will likely result.


The loss of our technology support service provider or a significant disruption in the implementation of new systems could impair our ability to manage various aspects of our store operations, and our ability to report results in a timely way.

     Gymboree outsources various technological support functions. If our contractor were unable for any reason to continue to provide this support, or were to suffer a sudden breakdown in capabilities, this could have a negative impact on our ability to maintain reporting from our stores to headquarters, and could prevent us from reporting sales results or earnings, or from allocating product in a timely fashion, which could impair our ability to manage our stores' inventory. In addition, as we have embarked on a comprehensive strategy to upgrade the company's legacy information systems infrastructure, a significant disruption in the implementation process resulting in the failure of systems to integrate properly could result in delays in reporting and inventory management which could in turn have a material adverse effect on our business and operating results.


Team Members

     As of February 2, 2002, Gymboree had over 6,923 full-time and part-time team members. In addition, a significant number of seasonal team members are hired during each holiday selling season. None of our team members are represented by a labor union, and we believe that our relationship with our team members is good.


Executive Officers of the Registrant

     The following table sets forth information regarding our executive officers as of March 31, 2002.




Name                              Age  Position
-------------------------------- ----- ----------------------------------------------------
     Lisa M. Harper ............ 42    Vice Chair of the Board and Chief Executive Officer
     Myles B. McCormick ........ 30    Vice President and Chief Financial Officer

     Lisa M. Harper has been Chief Executive Officer and Vice Chair of the Board since February 2001 and has been a director of Gymboree since June 2000. Ms. Harper joined Gymboree in January 1999 as Vice President, Design. From December 1999 until February 2000, she served as our Senior Vice President, Merchandising and Design. From February 2000 until September 2000, Ms. Harper served as our General Merchandise Manager. From September 2000 until February 2001, she served as our

President. Ms. Harper previously served as our Director of Design and Merchandising from 1993 to 1995. Ms. Harper has also held merchandising and design positions with several other clothing retailers, including Limited Too, Esprit, GapKids, Mervyn's and Levi Strauss.


     Myles B. McCormick joined Gymboree in May 2001 as Vice President of Finance and was promoted to Chief Financial Officer in February 2002. Prior to joining Gymboree, Mr. McCormick served as Senior Manager of Global Publishing for Electronic Arts from August of 2000 to May 2001. Mr. McCormick was Vice President of Finance and Operations for Xuny.com from January 2000 to August 2000, was the Director of Financial Planning for Bebe Stores Inc. from 1998 to 2000, and was Director of Financial Strategy for Esprit de Corp. from 1994 to 1998. Before joining Esprit, Mr. McCormick was an associate with the Lincoln Financial Group.


Item 2. PROPERTIES


     Gymboree's corporate campus is located in three office buildings in Burlingame, California, which we occupy under leases expiring between 2003 and 2006.


     We own a 300,000 square foot distribution center on 15 acres in Dixon, California. We have an option agreement on contiguous land for an additional six acres. All products are distributed to our U.S. stores from this facility. Gymboree leases a 26,000 square foot distribution center in Shannon, Ireland for European operations, and utilizes a third-party owned and operated distribution center in Toronto, Ontario, Canada for Canadian operations.


     At February 2, 2002, Gymboree's 580 stores included an aggregate of approximately 1,025,000 square feet of space. Our stores are all leased, typically for a 10-year term, and include a cancellation clause if minimum revenue levels are not achieved. In most cases, Gymboree pays a minimum rent plus a percentage rent based on the store's net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses. In addition, we operate 25 Play & Music sites under leases that expire between 2003 and 2010. See Note 5 of the Notes to Consolidated Financial Statements.


Item 3. LEGAL PROCEEDINGS


     Gymboree was named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was first transferred to the U.S. District Court for the District of Hawaii and then subsequently was transferred to the U.S. District Court for the District of the Northern Mariana Islands. The plaintiffs sought class-action status and alleged, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers at factories in Saipan that make products for us. The plaintiffs sought injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs that would require us to pay approximately $200,000, but the settlement will not take effect until it is approved by the court. There can be no assurance that the court will approve the settlement.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     None.

                                    PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Gymboree's common stock is traded on the Nasdaq National Market System under the symbol "GYMB." The following table sets forth the quarterly high and low sale prices per share of our common stock over the last two fiscal years, as reported on the Nasdaq National Market System.


                                   Fiscal 2001              Fiscal 2000
                              ----------------------   ---------------------
                                 High         Low         High        Low
                              ----------   ---------   ---------   ---------
   First Quarter ..........       16.38        6.37        4.69        3.38
   Second Quarter .........        8.53        4.38        5.03        2.50
   Third Quarter ..........        9.28        5.10        8.88        4.34
   Fourth Quarter .........       14.31        9.07       16.63        8.94


     As of April 30, 2002, the number of holders of record of Gymboree's common stock totaled approximately 683. Gymboree has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of Gymboree's Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions. In addition, Gymboree is restricted from paying dividends under the terms of its existing credit facility.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA


     The following selected financial data have been derived from the consolidated financial statements of Gymboree. The data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto.



                                                       2001          2000           1999           1998          1997
                                                  ------------- -------------- -------------- -------------- ------------
                                                        (In thousands, except operating data and per share amounts)
Statement of Operations Data: (1)
Net sales .......................................  $  505,383     $ 448,607      $ 437,076      $ 457,219     $  373,440
Cost of goods sold, including buying and
 occupancy ......................................    (322,456)     (323,958)      (281,273)      (292,686)      (207,630)
                                                   ----------     ---------      ---------      ---------     ----------
   Gross profit .................................     182,927       124,649        155,803        164,533        165,810
Selling, general and administrative
 expenses .......................................    (174,639)     (185,019)      (176,184)      (157,092)      (112,443)
Play and music income, net ......................       2,765         2,163          2,324          2,013            517
                                                   ----------     ---------      ---------      ---------     ----------
   Operating income (loss) ......................      11,053       (58,207)       (18,057)         9,454         53,884
Foreign exchange gains (losses) .................        (432)          130            (55)           187           (837)
Net interest income (expense) ...................      (3,174)       (1,871)           877            265          2,778
                                                   ----------     ---------      ---------      ---------     ----------
   Income (loss) before income taxes ............       7,447       (59,948)       (17,235)         9,906         55,825
Income tax benefit (expense) ....................      (2,867)       23,080          6,635         (3,665)       (20,655)
                                                   ----------     ---------      ---------      ---------     ----------
   Net income (loss) ............................  $    4,580     $ (36,868)     $ (10,600)     $   6,241     $   35,170
                                                   ==========     =========      =========      =========     ==========
Basic income (loss) per share ...................  $     0.16     $   (1.38)     $   (0.44)     $    0.26     $     1.45
Diluted income (loss) per share .................  $     0.16     $   (1.38)     $   (0.44)     $    0.26     $     1.41
Basic weighted average shares
 outstanding ....................................      28,326        26,686         24,315         24,164         24,302
Diluted weighted average shares
 outstanding ....................................      29,377        26,686         24,315         24,227         25,000
Operating Data:
Number of stores at end of period ...............         580           599            605            564            435
Net sales per average gross square foot .........  $      493     $     425      $     417      $     550     $      621
Net sales per average store .....................  $  871,344     $ 748,981      $ 722,000      $ 915,000     $  947,000
Comparable store net sales increase
 (decrease) (2) .................................          16%           (1%)          (17%)           (1%)            2%
Balance Sheet Data:
Working capital .................................  $   49,268     $  33,374      $  57,225      $  76,314     $   71,590
Total assets ....................................     219,629       244,442        240,918        255,594        229,200
Long-term debt ..................................       8,830        16,443         10,877         11,460              0
Stockholders' equity ............................     142,429       134,116        158,462        168,372        157,710

----------
Notes:

(1) 2001 included 52 weeks while 2000 included 53 weeks and 1999 through 1997 included 52 weeks.

(2) A comparable store is one that has been opened for a full 14 months. Comparable stores net sales in fiscal years 2001 through 1997 were calculated on a 52-week basis.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This annual report on Form 10-K contains forward-looking statements reflecting our current expectations and there can be no assurance that Gymboree's actual future performance will meet such expectations. Factors that could cause future performance to vary from current expectations include, but are not limited to, the factors discussed in Item 1, "Business" and in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Critical Accounting Policies and Estimates

     Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. We identified our most critical accounting policies to be those related to inventory valuation, asset impairment and income taxes.

     Inventory Valuation. Inventory is valued using the retail method of accounting and is stated at the lower of cost or market. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We estimate shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends.

     Asset Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value of the assets. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed which are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related cost, as appropriate. Most closures occur upon the lease expiration. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

     Income Taxes. We record reserves for estimates of probable settlements of domestic and foreign tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may affect the ultimate settlement of these issues. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.


General

     The Gymboree Corporation was founded in 1976 as a provider of interactive parent-child play programs and began to franchise this business in 1979. In 1986, we opened our first retail store featuring children's apparel and accessories. Through the end of fiscal 2001, we had grown to 580 stores, including 528 stores in 50 states and the District of Columbia, 23 stores in Canada and 29 stores in Europe.

     Gymboree's net sales for 2001 increased to $505.4 million from $448.6 million in 2000 and $437.1 million in 1999. Our net income totaled $4.6 million in 2001 compared to a net loss of $36.9 million in 2000 and a net loss of $10.6 million in 1999. Comparable store net sales, based on a 52-week period, increased 16% during 2001 versus 2000, decreased 1% in 2000 versus 1999 and decreased 17% during 1999 versus 1998. We expect that future increases in net sales and net income will be dependent on the ability to generate increased sales within existing stores, the opening of new store locations, and to generate profitability in international stores.

     Gymboree's year-end is on the Saturday closest to January 31. Fiscal year 2001, which included 52 weeks, ended on February 2, 2002. Fiscal 2000 and 1999, which included 53 and 52 weeks, ended on February 3, 2001 and January 29, 2000, respectively.

2001 Compared to 2000


Net Sales

     Net sales for the fifty-two weeks ended February 2, 2002 increased to $505.4 million, from $448.6 million in the fifty-three weeks ended February 3, 2001, an increase of $56.8 million, or 12.7%. Comparable store sales for the 52-week period increased 16% over the same 52-week period last year. The increase reflects sales associated with the net comparable store sales increase ($68.4 million), sales from 11 new stores opened during 2001 ($4.2 million), incremental sales from 10 stores relocated during 2001 ($1.4 million), and the annualized revenue from store additions or relocations made during 2000 ($4.3 million). These increases more than offset the loss of sales associated with the exclusion of the 53rd week, the loss of sales from non-Zutopia stores closed during 2001, and the sale/closure of Zutopia on March 25, 2001 resulting in sales of only $1.6 million in fiscal 2001 versus $11.4 million in fiscal 2000. Management believes the increase in comparable store sales was primarily attributable to improvements in the overall product offering and inventory levels that supported increases in both average transaction values and overall transactions processed over the prior year. The number of stores open at the end of the period was 580, compared to 599 open at the end of fiscal year 2000 (which included 19 Zutopia stores). The reduction in overall store count reflects the sale of 18 and closure of 1 Zutopia stores.


Gross Profit

     Gross profit for the fifty-two weeks ended February 2, 2002 increased to $182.9 million from $124.6 million in the fifty-three weeks ended February 3, 2001, an increase of $58.3 million, or 46.8%, primarily attributable to the increase in net sales. Last year's reported gross profit reflected the additional week for the year, and to a lesser extent, gross profit relating to Zutopia in fiscal 2000. As a percentage of net sales, gross profit increased
8.4 percentage points to 36.2% from 27.8% in the same period last year. The increase in gross profit as a percentage of net sales compared to the prior year was attributable to lower promotional rates in response to stronger product acceptance and better inventory management, lower production costs, and leverage on occupancy and buying costs as a result of the increase in comparable store sales.


Selling, General and Administrative Expenses

     Selling, general and administrative expenses ("S,G&A"), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased as a percentage of net sales to 34.6% in 2001 compared to 39.8% in 2000 (excluding special charges). Special charges were $6.3 million in 2000 and resulted from the loss associated with the sale of Zutopia to The Wet Seal, Inc. and the impairment reserve for store assets and software costs related to website development. See discussion of impairment reserve and special charges in Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements. Excluding the special charges, the decrease in S,G&A, as a percentage of net sales, was primarily attributable to an increase in net sales in conjunction with the savings related to Zutopia and lower overall distribution and selling expenses.


Play & Music Income, Net

     Play & Music income, net, increased 27.8% to $2.8 million for the fifty-two weeks ended February 2, 2002 from $2.2 million for the fifty-three weeks ended February 3, 2001. The increase was primarily due to increases in domestic franchise activity, royalties from existing franchises, and improved performance related to the company's 25 owned locations, which more than offset the impact from revenue associated with the additional week in the prior year.


Foreign Exchange Gains (Losses)

     Net foreign exchange losses totaled $432,000 for the fifty-two weeks ended February 2, 2002 compared to a net gain of $130,000 in fiscal 2001. These losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Net Interest Income (Expense)

     Net interest expense of $3.2 million was incurred for the fifty-two weeks ended February 2, 2002 as compared to net interest expense of $1.9 million for the fifty-three weeks ended February 3, 2001. The increase was due to higher average borrowings at lower rates.


Income Tax

     Gymboree's effective tax rate for 2001 and 2000 was 38.5%. See Note 8 of the Notes to Consolidated Financial Statements.


2000 Compared to 1999


Net Sales

     Net sales increased $11.5 million, or 3%, to $448.6 million for the 53 weeks of fiscal 2000 as compared to $437.1 million generated for the 52 weeks of fiscal 1999. The increase reflects sales from the inclusion of the 53rd week ($ 8.2 million), sales from 9 new stores opened during 2000 ($ 3.9 million), annualized revenue from store additions or relocations made during 1999 ($ 3.5 million), and the increased sales from 6 stores relocated during 2000 ($ 1.3 million). These increases more than offset the loss of sales associated with the net comparable store sales decline ($ 2.7 million) and the loss of sales from stores closed during 2000 ($ 2.7 million). Comparable store sales for the 52 weeks ended January 27, 2001, decreased 1% versus the 52 weeks ended January 29, 2000.


Gross Profit

     Gross profit decreased 20% to $124.6 million in 2000 from $155.8 million in 1999. As a percentage of net sales, gross profit decreased to 27.8% in 2000 from 35.6% in 1999. The decrease versus 1999 in both gross profit dollars and rate as percentage of net sales reflects the cost of transitioning to our current merchandising strategy. Specifically, during the first half of 2000, we experienced both higher markdowns associated with liquidating undesirable product and large comparable sales declines due to inappropriately low inventory levels. During the third quarter, the gross profit rate was lower due to high markdowns associated with liquidating undesirable product. During the fourth quarter, both gross profit dollars and rate as a percentage of net sales were higher than the fourth quarter of fiscal 1999 as a result of stronger product acceptance and higher inventory levels.


Selling, General and Administrative Expenses

     S,G&A, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased as a percentage of net sales to 39.8% in 2000 (excluding the special charges) compared to 38.6% in 1999 (excluding special charges). Special charges totaled $6.3 million and $7.2 million in 2000 and 1999, respectively. Fiscal 2000 special charges resulted primarily from the loss associated with the sale of Zutopia to The Wet Seal, Inc. and the impairment reserve for store assets and software costs related to website development. Special charges for fiscal 1999 resulted from the implementation of a brand change and include the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark, expense for modifications of store interiors and removal of certain store assets, and the impairment reserve for store assets and software write off. See discussion of impairment reserve and special charges in Notes 2, 3 and 4 of the Notes to Consolidated Financial Statements. Excluding the special charges, the increase in S,G&A, as a percentage of net sales, was primarily attributable to increased selling expenses associated with the opening of new domestic and international stores coupled with an increase in distribution costs resulting from an increase in units processed.


Play & Music Income, Net

     Play & Music income, net decreased 7% to $2.2 million in 2000, from $2.3 million in 1999, due to lower equipment sales, lower than anticipated product sales and increased expenses related to the development of its new music curriculum.

Foreign Exchange Gains (Losses)

     Net foreign exchange gains totaled $130, 000 in 2000 as compared to net foreign exchange losses of $55, 000 in 1999. These gains and losses resulted from currency fluctuations in inter-company transactions between our United States operations and foreign subsidiaries.


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


Income Tax

     Gymboree's effective tax rate for 2000 and 1999 was 38.5%. See Note 8 of the Notes to Consolidated Financial Statements.


Liquidity and Capital Resources

     During 2001, Gymboree satisfied its cash requirements through a combination of cash flows from operations and equity financing as compared to 2000 when cash requirements were met through a combination of equity financing and borrowings and 1999 when cash requirements were met through cash flow from operations. Primary uses of cash during 2001 were to repay borrowings, relocate and expand stores, and purchase of new information systems, compared to 2000 when cash was used to finance operating activities, and 1999 when cash was used to finance the construction of new domestic and international stores.

     The combined balances of cash, cash equivalents and investments totaled $8.4 million and $5.3 million at February 2, 2002 and February 3, 2001, respectively.

     Working capital as of February 2, 2002 totaled $49.3 million compared to $33.4 million at February 3, 2001. The increase in working capital was primarily due to an increase in operating cash flow that resulted in a decrease in borrowings needed to fund operations. During 2001, Gymboree generated $39.3 million from operating activities primarily due to a decrease in inventory of $14.2 million, net income before depreciation and amortization of $28.7 million offset by decrease in accounts payable of $10.9 million. During 2001, investing activities consisted of capital expenditures totaling $18.7 million, primarily related to the opening of 11 new domestic and international stores, the relocation and expansion of 10 stores, updating of store fronts of approximately 150 stores and information technology system expenditures, and proceeds from the sale of Zutopia assets of $3.2 million. During 2001, financing activities used $20.6 million, reflecting repayments on borrowings of $23.8 million, offset in part by proceeds from the exercise of warrants and stock options of $3.2 million. During 2000, Gymboree used $56.6 million in operating activities primarily reflecting an increase of inventory of $31.1 million coupled with higher deferred income taxes of $17.8 million plus a net loss of $36.9 million. During 2000, investing activities consisted of capital expenditures totaling $11.8 million. Also, during 2000 financing activities provided $33.4 million reflecting borrowings (net of repayments) of $21.8 million and proceeds from issuance of stock of $11.6 million.

     In August 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility, as amended, provides for an overall credit line of $85 million that may be used for working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. A blanket lien on merchandise inventories and other assets secures the credit facility. Gymboree's maximum borrowing under the credit facility may not exceed the lesser of (a) $85 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates); plus (ii) 85% of Gymboree's eligible credit card accounts receivable; plus (iii) 100% of eligible investments; minus (iv) applicable reserves. Gymboree's annual capital expenditures are limited. On March 31, 2002, Gymboree amended the limitation on annual capital expenditures to $19 million for the fiscal year ended February 2, 2002.

     As of February 2, 2002 and February 3, 2001, approximately $47.5 and $20.8 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank's Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of February 2, 2002 and February 3, 2001, the interest rate was 4.75% and 8.5%, respectively.

     On August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%, which was repaid in January 2002.

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. On April 16, 2001, Gymboree entered into an amendment that increased the interest rates and removed certain financial covenants in the two promissory notes. The first note of approximately $3.1 million bears interest at 9.5% and is due October 2005. The second note of approximately $8.9 million bears interest at 9.7% and is due January 2009. Interest on the promissory notes is payable monthly.

     Gymboree estimates that capital expenditures during 2002 will be between $20 and $25 million, and will primarily be used to relocate and expand 15-20 stores, to open approximately 20 new domestic and international stores (including Janie and Jack stores), to update the store fronts of approximately 150 stores and to upgrade and replace systems. Based on projections Gymboree expects that it will be under the annual capital expenditures limitation for the fiscal year 2002.

     We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through fiscal 2002. If additional credit facilities are required, no assurance can be given that such facilities will be available under terms acceptable to Gymboree.

SUMMARY DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following table reflects a summary of our contractual cash obligations as of February 2, 2002:

CONTRACTUAL OBLIGATIONS

($ IN MILLIONS)                     1-3 YEARS     4-5 YEARS   AFTER 5 YEARS      TOTAL
---------------------------------------------------------------------------------------
Long-term debt                       $  2,273      $    978      $  6,264      $  9,515
Operating leses                       124,008        68,133        73,088       265,229
---------------------------------------------------------------------------------------
Total contractual cash obligations   $126,281      $ 69,111      $ 79,352      $274,744
---------------------------------------------------------------------------------------

Recent Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement is effective for Gymboree in the fiscal year beginning February 3, 2002 and adoption is not expected to have a material impact on our financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Gymboree will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002 and does not expect the adoption to have a material impact on our financial position or results of operations.


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


Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


     Gymboree enters into forward foreign exchange contracts to hedge certain inventory purchases (principally British pounds sterling and Canadian dollars). The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect us from the risk that the dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.


     The table below summarizes by major currency the notional amounts and fair value of our forward foreign exchange contracts in U.S. dollars as of February 2, 2002. No contracts were outstanding as of February 3, 2001.


                                                        February 2, 2002
                                                       -------------------
                                                        Notional     Fair
                                                         Amount      Value
                                                       ----------   ------
                                                          (In thousands)
British pounds sterling ............................    $ 3,716      $ 43
Canadian dollars ...................................      2,509        28
                                                        -------      ----
Total ..............................................    $ 6,225      $ 71
                                                        =======      ====

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements


                                                           Page
                                                          -----
Consolidated Balance Sheets .............................   23

Consolidated Statements of Operations ...................   24

Consolidated Statements of Cash Flows ...................   25

Consolidated Statements of Stockholders' Equity .........   26

Notes to Consolidated Financial Statements ..............   27

Independent Auditors' Report ............................   38

                           THE GYMBOREE CORPORATION

                          CONSOLIDATED BALANCE SHEETS


                                    ASSETS

                                                             February 2,     February 3,
                                                                 2002           2001
                                                            -------------   ------------
                                                            (In thousands, except share
                                                                       data)
Current Assets:
 Cash and cash equivalents ..............................    $    8,429      $   5,306
 Accounts receivable ....................................         7,693          7,734
 Merchandise inventories ................................        63,584         78,056
 Prepaid expenses .......................................         8,302          8,139
 Deferred taxes .........................................         5,938          1,689
                                                             ----------      ---------
   Total current assets .................................        93,946        100,924
                                                             ----------      ---------
Property and Equipment:
 Land and buildings .....................................         9,943          9,943
 Leasehold improvements .................................        87,983         89,425
 Furniture, fixtures, and equipment .....................       117,373        107,304
                                                             ----------      ---------
                                                                215,299        206,672
 Less accumulated depreciation and amortization .........      (107,170)       (88,990)
                                                             ----------      ---------
                                                                108,129        117,682
Deferred Taxes ..........................................        13,070         21,035
Lease Rights and Other Assets ...........................         4,484          4,801
                                                             ----------      ---------
   Total Assets .........................................    $  219,629      $ 244,442
                                                             ==========      =========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Borrowings on revolving line of credit .................    $        0      $  16,225
 Accounts payable .......................................        20,261         31,152
 Accrued liabilities ....................................        23,732         19,539
 Current portion of long-term debt ......................           685            634
                                                             ----------      ---------
   Total current liabilities ............................        44,678         67,550
                                                             ----------      ---------
Long-Term Liabilities:
 Long-term debt, net of current portion .................         8,830          9,443
 Deferred rent and other liabilities ....................        23,692         26,333
 Term loan ..............................................             0          7,000
                                                             ----------      ---------
   Total Liabilities ....................................        77,200        110,326
                                                             ----------      ---------
Stockholders' Equity:
 Common stock, including excess paid-in capital
   ($.001 par value: 100,000,000 shares authorized;
   28,691,016 and 28,039,553 shares outstanding at
   February 2, 2002 and February 3, 2001,
   respectively) ........................................        44,484         40,475
 Retained earnings ......................................        97,945         93,641
                                                             ----------      ---------
   Total stockholders' equity ...........................       142,429        134,116
                                                             ----------      ---------
   Total Liabilities and Stockholders' Equity ...........    $  219,629      $ 244,442
                                                             ==========      =========

               See notes to the consolidated financial statements

                            THE GYMBOREE CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                        As a Percentage of Net Sales
                                                       Year Ended                                Year Ended
                                        ----------------------------------------- ----------------------------------------
                                         February 2,   February 3,   January 29,   February 2,   February 3,   January 29,
                                             2002          2001          2000          2002          2001         2000
                                        ------------- ------------- ------------- ------------- ------------- ------------
                                                              (In thousands, except per share data)
Net sales .............................  $  505,383    $  448,607    $  437,076        100.0%       100.0%        100.0%
Cost of goods sold, including buying
 and occupancy expenses ...............    (322,456)     (323,958)     (281,273)       (63.8)       (72.2)        (64.4)
                                         ----------    ----------    ----------        -----        -----         -----
Gross profit ..........................     182,927       124,649       155,803         36.2         27.8          35.6
Selling, general and administrative
 expenses .............................    (174,639)     (185,019)     (176,184)       (34.6)       (41.2)        (40.3)
Play and music income, net ............       2,765         2,163         2,324          0.5          0.5           0.5
                                         ----------    ----------    ----------        -----        -----         -----
 Operating income (loss) ..............      11,053       (58,207)      (18,057)         2.1        (13.0)         (4.1)
Foreign exchange gains (losses),
 net ..................................        (432)          130           (55)        (0.1)         0.0          (0.0)
Net interest income (expense) .........      (3,174)       (1,871)          877         (0.6)        (0.4)          0.2
                                         ----------    ----------    ----------        -----        -----         -----
 Income (loss) before income
   taxes ..............................       7,447       (59,948)      (17,235)         1.5        (13.4)         (3.9)
Income tax benefit (expense) ..........      (2,867)       23,080         6,635         (0.6)         5.1           1.5
                                         ----------    ----------    ----------        -----        -----         -----
 Net income (loss) ....................  $    4,580    $  (36,868)   $  (10,600)         0.9%        (8.2)%        (2.4)%
                                         ==========    ==========    ==========        =====        =====         =====
Income (loss) per share:
 Basic ................................        0.16         (1.38)        (0.44)
 Diluted ..............................        0.16         (1.38)        (0.44)
Weighted average shares outstanding:
 Basic ................................      28,326        26,686        24,315
 Diluted ..............................      29,377        26,686        24,315

               See notes to the consolidated financial statements

                            THE GYMBOREE CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   Year Ended
                                                                 ----------------------------------------------
                                                                  February 2,     February 3,      January 29,
                                                                     2002            2001            2000
                                                                 -------------   -------------   --------------
Cash Flows From Operating Activities:                                            (In thousands)
Net income (loss) ............................................     $   4,580      $  (36,868)      $  (10,600)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
 Depreciation and amortization ...............................        24,106          24,104           24,909
 Impairment reserve ..........................................           115             535            4,325
 Deferred income taxes .......................................         3,716         (17,757)          (7,144)
 Non-cash compensation expense ...............................             0             130                0
 Loss on disposal of property and equipment ..................           983           6,946              949
 Tax benefit from exercise of stock options ..................           848             957                0
 Change in assets and liabilities:
   Accounts receivable .......................................            41          (2,814)           2,891
   Merchandise inventories ...................................        14,196         (31,100)          27,031
   Prepaid expenses and other assets .........................           154          (6,731)           2,049
   Accounts payable ..........................................       (10,891)         12,556           (3,246)
   Accrued liabilities .......................................         4,078          (3,736)           4,997
   Deferred liabilities ......................................        (2,641)         (2,792)            (922)
                                                                   ---------      ----------       ----------
 Net cash provided by (used in) operating activities .........        39,285         (56,570)          45,239
                                                                   ---------      ----------       ----------
Cash Flows Fom Investing Activities:
Capital expenditures .........................................       (18,731)        (11,821)         (33,188)
Proceeds from sale of assets .................................         3,195               0                0
                                                                   ---------      ----------       ----------
 Net cash provided by (used in) investing activities .........       (15,536)        (11,821)         (33,188)
                                                                   ---------      ----------       ----------
Cash Flows From Financing Activities:
Proceeds from issuance of stock ..............................         3,161          11,581              952
Proceeds from (payments on) borrowings .......................       (16,225)         16,225                0
Payments on long term debt ...................................        (7,562)          5,617             (539)
                                                                   ---------      ----------       ----------
 Net cash provided by (used in) financing activities .........       (20,626)         33,423              413
                                                                   ---------      ----------       ----------
Net Increase (Decrease) in Cash and Cash Equivalents .........         3,123         (34,968)          12,464
Cash and Cash Equivalents:
Beginning of Year ............................................         5,306          40,274           27,810
                                                                   ---------      ----------       ----------
End of Year ..................................................     $   8,429      $    5,306       $   40,274
                                                                   =========      ==========       ==========
Other Cash Flow Information:
Cash paid during the year for income taxes ...................     $     461      $      275       $      699
Refunds received during the year for income taxes ............     $  (2,666)     $   (7,213)      $   (1,347)
Cash paid during the year for interest .......................     $   3,441      $    2,344       $    1,058

               See notes to the consolidated financial statements

                            THE GYMBOREE CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                            Common Stock
                                        ---------------------  Additional
                                                                 Paid In
                                           Shares     Amount     Capital
                                        ------------ -------- ------------
                                              (Dollars in thousands)
Balance at January 30, 1999 ...........  24,240,763   $  29     $ 26,826
 Issuance of common stock under
   stock option and purchase
   plans ..............................     160,841       0          952
 Net adjustments for foreign
   currency translation ...............
 Net loss .............................
                                         ----------   -----     --------
Balance at January 29, 2000 ...........  24,401,604   $  29     $ 27,778
 Issuance of common stock under
   stock option and purchase
   plans ..............................     439,279       0        2,117
 Net proceeds from issuance of
   common stock pursuant to
   private placement ..................   3,198,670       3        9,461
 Stock options exchanged for
   services ...........................                              130
 Tax benefit from exercise of
   stock options ......................                              957
 Net adjustments for foreign
   currency translation ($239) and
   unrealized net gains on cash
   flow hedges of $93 .................
 Net loss .............................
                                         ----------   -----     --------
Balance at February 3, 2001 ...........  28,039,553   $  32     $ 40,443
 Issuance of common stock
   under stock option and
   purchase plans .....................     346,286       0        2,254
 Issuance of common stock under
   exercise of stock warrants .........     305,177       1          906
 Tax benefit from exercise of
   stock options ......................                              848
 Net adjustments for foreign
   currency translation ($251) and
   unrealized net loss on cash
   flow hedges of ($25) ...............
 Net Income ...........................
                                         ----------   -----     --------
Balance at February 2, 2002 ...........  28,691,016   $  33     $ 44,451
                                         ==========   =====     ========



                                                        Accumulated
                                                           Other                         Total
                                           Retained    Comprehensive                 Comprehensive
                                           Earnings    Income/(Loss)      Total      Income/(Loss)
                                        ------------- --------------- ------------- --------------
                                                          (Dollars in thousands)
Balance at January 30, 1999 ...........   $ 141,157       $   360       $ 168,372
 Issuance of common stock under
   stock option and purchase
   plans ..............................                                       952
 Net adjustments for foreign
   currency translation ...............                      (262)           (262)    $     (262)
 Net loss .............................     (10,600)                      (10,600)       (10,600)
                                          ---------       -------       ---------     ----------
Balance at January 29, 2000 ...........   $ 130,557       $    98       $ 158,462     $  (10,862)
 Issuance of common stock under
   stock option and purchase
   plans ..............................                                     2,117
 Net proceeds from issuance of
   common stock pursuant to
   private placement ..................                                     9,464
 Stock options exchanged for
   services ...........................                                       130
 Tax benefit from exercise of
   stock options ......................                                       957
 Net adjustments for foreign
   currency translation ($239) and
   unrealized net gains on cash
   flow hedges of $93 .................                      (146)           (146)          (146)
 Net loss .............................     (36,868)                      (36,868)       (36,868)
                                          ---------       -------       ---------     ----------
Balance at February 3, 2001 ...........   $  93,689       $   (48)      $ 134,116     $  (37,014)
 Issuance of common stock
   under stock option and
   purchase plans .....................                                     2,254
 Issuance of common stock under
   exercise of stock warrants .........                                       907
 Tax benefit from exercise of
   stock options ......................                                       848
 Net adjustments for foreign
   currency translation ($251) and
   unrealized net loss on cash
   flow hedges of ($25) ...............                      (276)           (276)          (276)
 Net Income ...........................       4,580                         4,580          4,580
                                          ---------       -------       ---------     ----------
Balance at February 2, 2002 ...........   $  98,269       $  (324)      $ 142,429     $    4,304
                                          =========       =======       =========     ==========

               See notes to the consolidated financial statements

                            THE GYMBOREE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Summary of Significant Accounting Policies

     Nature of the Business -- Gymboree is a leading specialty retailer of high quality apparel and accessories for children and operates as one reportable segment. As of February 2, 2002, Gymboree operated 580 stores, including 528 Gymboree stores in the United States, 23 Gymboree stores in Canada and 29 stores in Europe, as well as an on-line store at www.gymboree.com. Effective March 25, 2001, Gymboree sold its Zutopia stores to The Wet Seal, Inc. (See
Note 3.).

     Fiscal Year -- Gymboree's year-end is on the Saturday closest to January
31. Fiscal year 2001, which included 52 weeks, ended on February 2, 2002. Fiscal year 2000, which included 53 weeks, ended on February 3, 2001. Fiscal year 1999, which included 52 weeks, ended on January 29, 2000.

     Basis of Presentation -- The consolidated financial statements include The Gymboree Corporation and its subsidiaries, all of which are wholly owned ("Gymboree"). All significant inter-company balances and transactions have been eliminated.

     Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents -- Cash equivalents consist of highly liquid investment instruments with a maturity of three months or less, at date of purchase.

     Estimated Fair Value of Financial Instruments -- The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and current portion of debt approximates their estimated fair values due to the short maturities of these instruments. The carrying value of long-term debt approximates its fair value based on current rates available to Gymboree for similar debt.

     Merchandise Inventories -- Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost or market.

     Property and Equipment -- Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 10 years. Leasehold improvements are amortized over the lesser of the applicable lease term, which range from 10 to 25 years, or the estimated useful lives of the improvements. Internally developed and purchased computer software is recorded at cost and is amortized using the straight-line method based on an estimated useful life of 3 to 5 years.

     Capitalized Interest -- Gymboree capitalizes interest as a component of the cost of property and equipment constructed for its own use. In fiscal 2001, 2000 and 1999, capitalized interest totaled $362,000, $279,000 and $150,000, respectively.

     Income Taxes -- Gymboree computes income taxes using the asset and liability method. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

     Lease Rights -- Lease rights are included in other assets and are recorded at cost and amortized over the lesser of 10 years or the life of the lease.

     Deferred Rent -- Many of Gymboree's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, Gymboree recognizes the related rental expense on a straight-line basis and records the difference between the amounts charged to expense and the rent paid as deferred rent.

                            THE GYMBOREE CORPORATION

     Construction Allowance -- As part of many of our lease agreements, we receive construction allowances from landlords. These allowances offset the capital expenditures associated with the expansion or construction of stores. The construction allowances have been deferred and are amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances of $1.1 million, $1.4 million and $1.6 million were granted in fiscal years 2001, 2000 and 1999, respectively, and are included in deferred rent and other liabilities.


     Foreign Currency Translation -- Assets and liabilities of foreign subsidiaries are translated to U. S. dollars at the exchange rates effective on the balance sheet date. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as other comprehensive income.


     Store Pre-opening Costs -- Store pre-opening costs are expensed as incurred.


     Revenue Recognition -- Revenue is recognized at the point of sale in Gymboree's retail stores. Sales are presented net of a sales return reserve, which estimates the amount of merchandise that will be returned relating to revenue recognized in the current period. Gymboree issues store credits for returned merchandise instead of cash after certain time periods elapse and these credits can be used to purchase merchandise. Gymboree also sells gift certificates in its retail store locations and through its website. Revenue is recognized in the period that the gift certificate or store credit is redeemed.



     For the Play & Music operations, initial franchise fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise fee, in form of cash and/or note payable, and has fully executed a franchise agreement. Gymboree receives a royalty of 6% of each domestic franchisee's gross receipts from operations. Such royalty fees are recorded when earned and are due from the franchisees 30 days following the close of each quarter. Gymboree also recognizes revenues from consumer products sold to franchisees for resale at the time the products are shipped to the franchisees.


     Related Party Transactions -- During fiscal 2001, Gymboree had sales of $2.7 million to Ross Stores, Inc., a retailer for which the Company's Chairman of the Board serves on the board of directors.


     Stock-Based Compensation -- Gymboree accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees."


     Comprehensive Income (Loss) -- Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments.


     Income (Loss) Per Share -- Basic income (loss) per share is calculated by dividing net income (loss) for the fiscal year by the number of weighted average common shares outstanding for the fiscal year. Diluted income (loss) per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

                            THE GYMBOREE CORPORATION

     The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:


                                                           Fiscal Year Ended
                                              -------------------------------------------
                                               February 2,     February 3,    January 29,
                                                   2002            2001          2000
                                              -------------  --------------- ------------
                                                              (In thousands)
Shares used to compute basic EPS ...........      28,326          26,686        24,315
Add: effect of dilutive securities .........       1,051               0             0
                                                  ------          ------        ------
Shares used to compute diluted EPS .........      29,377          26,686        24,315
                                                  ======          ======        ======

     Anti-dilutive options and warrants to purchase weighted average shares totaling approximately 976,858, 674,450 and 75,013 in 2001, 2000 and 1999,
respectively, were not included in the computation of diluted income (loss) per share as the effect would be anti-dilutive.

     Reclassifications -- Certain amounts for prior years have been reclassified to conform to the 2001 presentation.

     Recently Issued Accounting Standards -- In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement is effective for Gymboree in the fiscal year beginning February 3, 2002 and adoption is not expected to have a material impact on our financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Gymboree will adopt SFAS No. 142 for its fiscal year beginning February 3, 2002 and does not expect the adoption to have a material impact on our financial position or results of operations.

     Foreign Exchange Exposure Management -- The Company has international subsidiaries selling product in local currencies, which were purchased in US dollars. To protect product margins as well as foreign currency payables and receivables, Gymboree has a policy of hedging forecasted and existing foreign currency risk with forward contracts that expire within 12 months. These forward contracts are employed to eliminate, reduce, or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and evaluated for effectiveness at least quarterly. The critical terms of the forward contract and the underlying transaction are matched at inception, and ongoing effectiveness is calculated by comparing the cumulative change in the forward contract's fair value to the cumulative change in fair value of the defined exposure, with the effective portion of the highly effective hedges accumulated in

                            THE GYMBOREE CORPORATION

Other Comprehensive Income (OCI). Any residual changes in the fair value of the instruments are recognized immediately in Other Income and Expense. An immaterial amount of ineffectiveness was recognized in fiscal 2001 and 2000.

     Amounts in Accumulated OCI related to hedged inventory purchases are reclassified to Cost of Goods Sold ("COGS") based on inventory turns. The net unrealized gain on cash flow hedges in accumulated OCI as of February 2, 2002, before tax effect, was $69,000 and is expected to be reclassified into COGS within the next 12 months.

     The following table summarizes activity in OCI related to Gymboree's hedging activities during the period from April 30, 2000 (date of adoption) through February 2, 2002 (in thousands).


Cumulative effect of accounting change (SFAS 133) .....................  $  (22)
Unrealized net gains on cash flow hedges ..............................     443
Reclassification of net gains on cash flow hedges to COGS ............    (328)
                                                                         ------
Accumulated net gains on cash flow hedges at February 3, 2001 .........      93
Unrealized net losses on cash flow hedges .............................     (99)
Reclassification of net losses on cash flow hedges to COGS ............      75
                                                                         ------
Accumulated net gains on cash flow hedges at February 2, 2002 .........  $   69
                                                                         ======


2. Impairment of Long-Lived Assets

     Gymboree recognizes impairment when the estimated undiscounted future cash flows are less than the asset's carrying value. For each of the stores where assets were written off, the operations continue to generate losses. During 2001, Gymboree identified 3 under performing stores and provided an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. This provision amounted to approximately $115,000.

     During 2000, Gymboree identified 10 under performing stores and provided an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. This provision amounted to approximately $532,000. Two of these stores were closed in fiscal 2000 with the remaining stores closed during fiscal 2001.

     During 1999, Gymboree identified 14 under performing stores and three Play & Music corporate sites and established an impairment reserve equal to the carrying value of the leasehold improvements and fixtures used in the stores. Impairment of the leasehold improvements and fixtures was based on the lack of both current and expected future positive cash flows of the stores. This reserve was approximately $3.0 million. Additionally, during 1999 Gymboree wrote off approximately $1.3 million of software applications (through accelerated depreciation) that were not Year 2000 compliant and were not going to be used in 2000.

     The impairment losses recorded in 2001, 2000 and 1999 were included in selling, general and administrative expenses within the Statements of Operations.


3. Sale of Zutopia Chain

     During fiscal 2000, Gymboree entered into an agreement with The Wet Seal, Inc. to sell the 19 Zutopia stores for an estimated sales price of $3.5 million. Under the terms of the agreement Gymboree transferred substantially all the assets of the Zutopia stores, along with the trademark, to The Wet Seal, Inc. and assigned 18 of the 19 store leases. The remaining store was closed. As a result of the agreement, Gymboree recognized a loss of $5 million in fiscal 2000, which includes the loss related to the property and equipment of $3.7 million ($7.2 million of property and equipment less proceeds of $3.5 million), loss on

                            THE GYMBOREE CORPORATION
inventory of $1.1 million, legal fees of $0.1 million and severance of $0.1 million. The $5 million loss is included in selling, general and administrative expenses. The assets were transferred and sale closed on March 25, 2001 and March 29, 2001, respectively.


4. Special Charges

     During fiscal year 2000 and 1999, Gymboree recorded special charges of $6.3 million and $9.2 million, respectively. Special charges for fiscal 2000 resulted from the loss associated with the sale of Zutopia to The Wet Seal, Inc. and the impairment reserve for store assets and software costs related to website development (approximately $800,000). During 1999, Gymboree incurred special charges of $9.2 million, of which $7.2 million is included in selling, general and administrative expenses and $2 million is included in cost of goods sold. The charges, which primarily resulted from the implementation of a brand change, included the accelerated depreciation of store interior assets and proprietary signage assets bearing the old trademark in the amount of $1.5 million, expense for modifications of store interiors and removal of certain store assets of $1.4 million, the impairment reserve for store assets of $3.0 million and software write-off of $1.3 million (discussed in Note 2). The Company accelerated the depreciation for the estimated remaining life of store interior assets and proprietary signage assets bearing the old trademark in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and SEC Staff Accounting Bulletin No. 100 "Restructuring and Impairment Charges". The remaining $2 million charge to cost of goods sold related to the disposal of inventory, which did not meet Gymboree's new fashion direction.


5. Leases

     Gymboree leases its store locations, corporate Play & Music sites, corporate headquarters, the Shannon, Ireland foreign distribution centers and certain fixtures and equipment under operating leases. The leases expire at various dates through the year 2024. Store leases typically provide for payment by Gymboree of operating expenses, real estate taxes and additional rent based on a percentage of sales if a specified sales target is exceeded. Furthermore, a majority of the leases allow Gymboree to vacate after a stipulated period.

     Future minimum lease payments under operating leases at February 2, 2002 are as follows:


                                              (In thousands)
                                             ---------------
2002 .....................................      $  42,693
2003 .....................................         41,476
2004 .....................................         39,839
2005 .....................................         37,158
2006 .....................................         30,975
Later years ..............................         73,088
                                                ---------
Total minimum lease commitments ..........      $ 265,229
                                                =========


     Rent expense for all operating leases totaled $71.1 million, $66.5 million, and $58.2 million in 2001, 2000, and 1999, respectively, which includes percentage rent expense and other lease required expenses of $19.7, $18.9 million, and $18.1 million for 2001, 2000, and 1999, respectively.


6. Borrowing Arrangements

     During 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility, as amended, provides for an overall credit line of $85 million that may be used for working capital and capital expenditure needs and the issuance of

                            THE GYMBOREE CORPORATION
documentary and standby letters of credit. A blanket lien on merchandise inventories and other assets secures the credit facility. Gymboree's maximum borrowing under the credit facility may not exceed the lesser of (a) $85 million or (b) the total of (i) the adjusted value of independently appraised acceptable inventory, including eligible letter of credit inventory (subject to advance rates), plus (ii) 85% of Gymboree's eligible credit card accounts receivable; plus (iii) 100% of eligible investments, minus (iv) applicable reserves. Gymboree's annual capital expenditures are limited. On March 31, 2002, an amendment increased the annual capital expenditures limitation for fiscal year 2001 to $19 million.

     As of February 2, 2002 and February 3, 2001, approximately $47.5 and $20.8 million was available pursuant to such facility. The interest rate during the term of the facility will be based on the bank's Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of February 2, 2002 and February 3, 2001, the interest rate was 4.75% and 8.5%, respectively.

     In addition, on August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. This loan was repaid in January 2002.

     During fiscal 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. On April 16, 2001, Gymboree entered into an amendment that increased the interest rates and removed certain financial covenants in the two promissory notes. The first note of approximately $3.1 million bears interest at 9.5% and is due October 2005. The second note of approximately $8.9 million bears interest at 9.7% and is due January 2009. Interest on the promissory notes is payable monthly. During fiscal 2000, Gymboree prepaid principal of approximately $172,000 on the first note and $577,000 on the second note.

     Aggregate principal payments required under all borrowings are as follows:


                                                                (In thousands)
                                                                ---------------

2002 ..........................................................     $   685
2003 ..........................................................         764
2004 ..........................................................         824
2005 ..........................................................         647
2006 ..........................................................         331
Later years ...................................................       6,264
                                                                    -------
   Total ......................................................     $ 9,515
                                                                    =======


     Total interest expense charged to operations during fiscal 2001, 2000, and 1999 totaled approximately $3.4 million, $1.8 million, and $0.9 million, respectively.


7. Accrued Liabilities

     Accrued liabilities consist of the following:


                                                 February 2,     February 3,
                                                     2002           2001
                                                -------------   ------------
                                                       (In thousands)
Employee compensation .......................      $  6,211       $  6,887
Store operating expenses and other ..........         7,870          4,579
Income tax payable ..........................         4,347          3,807
Store credits and gift certificates .........         4,125          2,848
Sales taxes .................................         1,179          1,418
                                                   --------       --------
   Total ....................................      $ 23,732       $ 19,539
                                                   ========       ========

                            THE GYMBOREE CORPORATION

8. Income Taxes


     The provision (benefit) for income taxes consists of the following:


                                           2001           2000            1999
                                       -----------   -------------   ----------
                                                     (In thousands)
Current:
 Federal .............................  $  (518)     $   (6,434)      $     (32)
 State taxes .........................     (585)            938             315
 Foreign .............................      255             173             226
                                        -------      ----------       ---------
   Total current .....................     (848)         (5,323)            509
                                        -------      ----------       ---------
Deferred:
 Federal .............................    2,611         (16,812)         (5,787)
 State ...............................    1,104            (945)         (1,357)
                                        -------      ----------       ---------
   Total deferred ....................    3,715         (17,757)         (7,144)
                                        -------      ----------       ---------
   Total provision (benefit) .........  $ 2,867      $  (23,080)      $  (6,635)
                                        =======      ==========       =========


     A reconciliation of the statutory federal income tax rate with Gymboree's effective income tax rate is as follows:


                                                              2001         2000         1999
                                                           ----------   ----------   ----------
Statutory federal rate .................................     35.0%        35.0%         35.0%
State income taxes, net of income tax benefit ..........      4.5          3.3           4.0
Other ..................................................     (1.0)         0.2          (0.5)
                                                             -----        ----          ----
 Effective tax rate ....................................     38.5%        38.5%         38.5%
                                                             ====         ====          ====



     The amount of pre-tax loss attributable to foreign operations for fiscal 2001, 2000 and 1999 is $2.3 million, $7.5 million and $1.7 million, respectively.


     Deferred income taxes reflect the impact of "temporary differences" between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:


                                            February 2,     February 3,
                                                2002           2001
                                           -------------   ------------
                                                  (In thousands)
Deferred tax assets:
 Uniform capitalization costs ..........     $  1,064        $  1,409
 Accrued reserves ......................        1,599           5,568
 Deferred rent .........................        2,218           3,457
 Net operating loss carryovers .........       22,076          20,855
 Other .................................          368           1,210
                                             --------        --------
                                               27,325          32,499
                                             ========        ========
Deferred tax liability:
 Prepaid expenses ......................         (938)           (495)
 State taxes ...........................         (257)           (591)
 Fixed asset basis differences .........       (4,122)         (5,689)
                                             --------        --------
                                               (5,317)         (6,775)
                                             --------        --------

                            THE GYMBOREE CORPORATION

                                     February 2,     February 3,
                                         2002           2001
                                    -------------   ------------
                                           (In thousands)
Total ...........................     $ 22,008        $ 25,724
                                      --------        --------
Valuation Allowance .............       (3,000)         (3,000)
                                      --------        --------
Net deferred tax assets .........     $ 19,008        $ 22,724
                                      ========        ========


     As of February 2, 2002, Gymboree has federal and state net operating loss carryovers of approximately $52.4 and $69.4 million, respectively. These net operating loss carryovers will expire between 2003 and 2020. Gymboree also has a federal AMT credit of approximately $282,000, which does not expire. Using its best estimates, Gymboree has a valuation allowance of $3 million at February 2, 2002 and February 3, 2001, on certain of its state deferred tax assets as it is more likely than not that they will not be realized. The extent to which the loss carryovers can be used to offset future taxable income may be limited, depending on the extent of ownership changes.


9. Stockholder's Equity


Private Placement

     During fiscal 2000, Gymboree issued 3,198,670 shares of common stock at $2.97 per share, resulting in proceeds of approximately $9.5 million, net of issuance costs. In connection with this issuance, the purchasers received warrants to purchase 479,803 shares of Gymboree stock at $2.97 per share. These warrants are exercisable over three years. As of February 2, 2002, warrants to purchase 174,626 of these shares are outstanding. Shares issued to related parties under this offering were 2,222,222, with warrants to purchase 333,334 shares.


Stock Plans

     Stock Option Plans -- Gymboree's 1983 Incentive Stock Option Plan (the "1983 Plan") and 1993 Stock Option Plan (the "1993 Plan") provide for grants to team members of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for grants of non-statutory stock options and stock purchase rights to team members, consultants and non-employee directors of Gymboree. There are 3,600,000 shares of common stock reserved for issuance under the 1983 Plan and 6,025,000 shares of common stock reserved for issuance under the 1993 Plan, which includes 2,000,000 shares approved during the year ended January 29, 2000. Options granted pursuant to the plans have been granted at exercise prices equal to the fair market value of common stock on the date of grant. The options have a term of either five or ten years and generally vest over a four year period. No further options may be granted under the 1983 Plan. There were 284,248 and 805,349 shares available for the grant of options under the 1993 Plan at February 2, 2002 and February 3, 2001, respectively.

     The following summarizes all stock option transactions for the three years ended February 2, 2002:


                                                          Weighted
                                          Shares       Average Price
                                       Outstanding       Per Share
                                      -------------   --------------
                                          (Shares in thousands)
Balance, January 30, 1999 .........       2,866         $   20.16
 Options granted ..................       1,396              8.46
 Options exercised ................         (41)             3.45
 Options canceled .................        (913)            19.15
                                          -----         ---------
Balance, January 29, 2000 .........       3,308         $   15.57
                                          -----         ---------

                            THE GYMBOREE CORPORATION

                                                         Weighted
                                          Shares       Average Price
                                       Outstanding       Per Share
                                      -------------   --------------
                                          (Shares in thousands)
 Options granted ..................        3,184            5.19
 Options exercised ................         (320)           5.57
 Options canceled .................       (2,312)          13.59
                                          ------          ------
Balance, February 3, 2001 .........        3,860         $  8.83
                                          ------         -------
 Options granted ..................        1,185            7.72
 Options exercised ................         (248)           5.51
 Options canceled .................         (705)           8.21
                                          ------         -------
Balance, February 2, 2002 .........        4,092         $  8.85
                                          ======         =======


     The following table summarizes information about stock options outstanding at February 2, 2002:




                                                                                              Options Exercisable
                                Options Outstanding                                                (Vested)
-----------------------------------------------------------------------------------   -----------------------------------
                                                            Weighted
                                                             Average      Weighted                              Weighted
                Range of                                    Remaining      Average            Number            Average
               Exercisable                     Number         Life        Exercise         Exercisable          Exercise
                 Prices                      of Shares     (in years)       Price      at February 2, 2002       Price
-----------------------------------------   -----------   ------------   ----------   ---------------------   -----------
$    2.00           to         $   5.75      2,158,591         8.64       $   4.63            804,709          $   4.00
     5.81           to            12.00      1,229,765         8.50           8.97            348,005              8.83
    12.22           to            36.63        703,497         5.21          21.58            572,981             23.10
---------                      --------      ---------         ----       --------            -------          --------
$    2.00           to         $  36.63      4,091,853         8.01       $   8.85          1,725,695          $  11.32
=========                      ========      =========         ====       ========          =========          ========

     1993 Employee Stock Purchase Plan -- We have reserved a total of 575,278 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the "Purchase Plan"). The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Unless terminated earlier, the Purchase Plan will terminate in 2013. There were 97,779, 119,186, and 120,040 shares issued under the Purchase Plan in 2001, 2000, and 1999, respectively.


     Additional Stock Plan Information -- Gymboree applies APB Opinion No. 25 and related interpretations in accounting for our three stock-based compensation plans, described above. Accordingly, no compensation expense has been recognized for our stock option plans and our employee stock purchase plan.


     Had compensation expense or income for our stock option plans and the Purchase Plan been determined based on the fair value at the grant dates for awards under these plans, consistent with the method of SFAS No. 123, "Accounting for Stock-Based Compensation," our net income (loss) and income
(loss) per share would have been the pro forma amounts indicated below:


                                           Year Ended
                         ----------------------------------------------
                          February 2,     February 3,      January 29,
                              2002            2001            2000
                         -------------   -------------   --------------
                             (In thousands, except per share data)
Net income (loss)
 As reported .........      $ 4,580       $  (36,868)      $  (10,600)
 Pro forma ...........        4,556          (35,708)         (14,586)

                            THE GYMBOREE CORPORATION

                                                   Year Ended
                                  --------------------------------------------
                                   February 2,     February 3,     January 29,
                                       2002            2001           2000
                                  -------------   -------------   ------------
                                     (In thousands, except per share data)
Basic income (loss) per share
 As reported ..................      $0.16          $(1.38)        $(0.44)
 Pro forma ....................       0.16           (1.34)         (0.60)
Diluted income (loss) per share
 As reported ..................      $0.16          $(1.38)        $(0.44)
 Pro forma ....................       0.15           (1.34)         (0.60)


     The per share weighted average fair values of options granted during 2001, 2000, and 1999 were $7.73, $5.22, and $8.43, respectively. The fair value of option grants and shares issued under the purchase plan are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                     Year Ended
                                    --------------------------------------------
                                     February 2,     February 3,     January 29,
                                         2002            2001           2000
                                    -------------   -------------   ------------
                                                   (In thousands)
Expected dividend rate ..........         0.0%            0.0%           0.0%
Expected volatility .............        96.7%           93.3%          73.5%
Risk-free interest rate .........         4.0%            6.1%           5.3%
Expected lives (yrs.) ...........         3.0             3.0            3.0


     Stockholder Rights Plan -- Gymboree has adopted a Stockholder Rights Plan (the "Plan") which provides a dividend of one right for each outstanding share of Gymboree's common stock. The rights are represented by and traded with Gymboree's common stock. There are no separate certificates or markets for the rights.

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

10. 401(k) PLAN

     Gymboree maintains a voluntary defined contribution 401(k) profit sharing plan (the "Plan") covering all team members who have met certain service and eligibility requirements. Employees may elect to contribute up to 20% of their compensation to the Plan, not to exceed the dollar limit set by law. Gymboree matches $0.50 to the Plan for each $1.00 contributed by a team member, up to a maximum Gymboree contribution of $500 per team member per year. The Plan permits team members to invest in Gymboree common stock with a limitation of 20% of their total investment. There are no trading restrictions for the team members. Matching contributions to the Plan totaled $262,000, $267,000 and $217,000 in 2001, 2000, and 1999, respectively.

                            THE GYMBOREE CORPORATION

11. Quarterly Financial Information (Unaudited)


     The quarterly financial information presented below reflects all adjustments, which, in the opinion of our management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.


                                                             2001 Quarter Ended
                                           ------------------------------------------------------
                                              May 5,      August 4,   November 3,    February 2,
                                               2001          2001         2001          2002
                                           ------------  ----------- ------------- --------------
                                           (In thousands, except per share amounts and store data)
Net sales ...............................   $ 124,003     $  97,747   $  133,219     $  150,414
Gross profit ............................      42,664        29,317       47,894         63,052
Operating income (loss) .................         307       (11,222)       4,276         17,692
Net income (loss) .......................   $    (369)       (7,328)       1,794         10,483
Basic income (loss) per share ...........   $   (0.01)    $   (0.26)  $     0.06     $     0.37
Diluted income (loss) per share .........   $   (0.01)    $   (0.26)  $     0.06     $     0.35
Stores at end of period .................         576           577          581            580


                                                                2000 Quarter Ended
                                           -------------------------------------------------------------
                                             April 29,      July 29,    October 28,      February 3,
                                                2000          2000          2000             2001
                                           -------------  ------------ ------------- -------------------
                                              (In thousands, except per share amounts and store data)
Net sales ...............................    $ 100,632     $  82,766     $111,881       $  153,328
Gross profit ............................       20,527        13,633       35,865           54,624
Operating income (loss) .................      (22,453)      (27,825)      (6,938)            (991)(1)
Net income (loss) .......................      (13,763)      (17,108)      (4,828)          (1,169)(1)
Basic income (loss) per share ...........    $   (0.56)    $   (0.64)    $  (0.18)      $    (0.04)(1)
Diluted income (loss) per share .........    $   (0.56)    $   (0.64)    $  (0.18)      $    (0.04)(1)
Stores at end of period .................          605           600          604              599

Notes:


(1) Includes a loss of $5.0 million ($ 3.1 million net of tax or $0.12 per share) related to the disposition of Zutopia.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders of
The Gymboree Corporation:


     We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries ("Gymboree") as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended February 2, 2002. These financial statements are the responsibility of Gymboree's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2002 in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche LLP


San Francisco, California
April 4, 2002

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES


     None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors Nominees" and "Section 16 (a) Beneficial Ownership Reporting Compliance" in our 2002 Proxy Statement. See also Item 1, "Business -- Executive Officers."


Item 11. EXECUTIVE COMPENSATION


     The information required by this item is incorporated herein by reference to the sections entitled "Election of Directors Compensation of Directors," "Executive Compensation", "Employment Contracts and Termination of Employment and Change-in-Control Arrangements" and "Compensation Committee Interlocks and Insider Participation" in our 2002 Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The information required by this item is incorporated herein by reference to the section entitled "Security Ownership" in our 2002 Proxy Statement.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     The information required by this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Transactions" in our 2002 Proxy Statement.


                                     PART IV


Item 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K


(A)(1) Financial Statements


     The following documents are filed as a part of this Annual Report on Form 10-K.


      Consolidated Balance Sheets as of February 2, 2002 and February 3, 2001 Consolidated Statements of Operations for each of the three fiscal years ended February 2, 2002
      Consolidated Statements of Cash Flows for each of the three fiscal years ended February 2, 2002
      Consolidated Statements of Stockholders' Equity for each of the three fiscal years ended  February 2, 2002
      Notes to Consolidated Financial Statements
      Independent Auditors' Report


(A)(2) Financial Statement Schedules


     Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) Exhibits


  Exhibit
  Number   Description
---------- ------------------------------------------------------------------------------------------------------
 3.1       Restated Certificate of Incorporation of Registrant. (1)

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

 10.26*    Management Change of Control Plan. (7)

 10.27*    Management Severance Plan. (7)

 10.28     Term Loan and Security Agreement with Transamerica Business Credit Corporation, dated
           December 28, 1998. (8)

 10.29     Commitment Letter for the Amended and Restated Line of Credit Agreement with Bank of
           America, dated March 11, 1999. (8)

 10.31*    Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (13)

 10.33     Credit Agreement with Bank of America, dated August 25, 1999. (9)

 10.34     Secured Credit Agreement with Fleet Retail Finance, Inc., dated August 24, 2000. (10)

 10.35     Amendment to Term Loan and Security Agreement with Transamerica Business Credit Corporation, dated August 30, 2000. (10)

 10.36     First Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 9,
           2000. (11)

 10.37     Second Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 30,
           2000. (11)

 10.38     Third Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated November 14,
           2000. (11)

 Exhibit
 Number    Description
---------- ----------------------------------------------------------------------------------------------
10.39      Form of Common Stock Purchase Agreement, dated May 2000, between Registrant and the
           Investors. (13)

10.40      Form of Warrant, dated May 2000, between the Registrant and the Investors. (13)

10.41      Form of Investor Rights Agreement, dated May 2000, between Registrant and the Investors. (13)

10.42      Form of Amendment to Warrant to Purchase Common Stock. (13)

10.43      Corporate Lease. (13)

10.44*     Management Severance Plan Effective September, 2000. (13)

10.45      Third Amendment to Secured Term Loan and Security Agreement with M Credit Inc. formerly known as Transamerica Business Credit Corporation. dated April 16, 2001. (14)

10.46      Fourth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated August 3,
           2001. (12)

10.47      Fifth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated January 1, 2002.

10.48      Sixth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated March 31, 2002.

21.1       Subsidiaries of the Registrant. (13)

23.1       Independent Auditors' Consent.

Reports on Form 8-K

     None.


----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2) Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant's Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4) Incorporated by reference to the Registrant's 1995 Annual Report on Form 10-K filed with the Commission on May 2, 1996.

(5) Incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(6) Incorporated by reference to the Registrant's 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(7) Incorporated by reference to the Registrant's October 31, 1998 Quarterly Report on Form 10-Q filed with the Commission on December 21, 1998.

(8) Incorporated by reference to the Registrant's 1998 Annual Report on Form 10-K filed with the Commission on April 26, 1999.

(9) Incorporated by reference to the Registrant's July 31, 1999 Quarterly Report on Form 10-Q filed with the Commission on September 14, 1999 and the Registrant's Form 8-K filed with the Commission on September 8, 1999.


(10) Incorporated by reference to the corresponding exhibits to the Registrant's July 29, 2000 Quarterly Report on Form 10-Q filed with the Commission on September 12, 2000.

(11) Incorporated by reference to the corresponding exhibits to the Registrant's October 28, 2000 Quarterly Report on Form 10-Q filed with the Commission on December 12, 2000.

(12) Incorporated by reference to the corresponding exhibits to the Registrant's August 4, 2001 Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001.

(13) Incorporated by reference to the corresponding exhibits to the Registrant's 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.


(14) Incorporated by reference to the corresponding exhibits to the Registrant's May 5, 2001 Quarterly Report on Form 10-Q filed with the Commission on June 15, 2001.

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

                                        THE GYMBOREE CORPORATION


April 26, 2002                            By:       /s/ Lisa M. Harper
---------------------                        --------------------------------
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



             NAME                                      TITLE                               DATE
------------------------------ ----------------------------------------------------- ---------------
      /s/ Stuart G. Moldaw            Chairman of the Board of Directors             April 26, 2002
    -----------------------
         Stuart G. Moldaw

        /s/ Lisa M. Harper     Chief Executive Officer and Vice Chair of the Board   April 26, 2002
    -----------------------
          Lisa M. Harper

     /s/ Myles B. McCormick      Chief Financial Officer and (Principal Financial    April 26, 2002
    -----------------------                   and Accounting Officer
       Myles B. McCormick

        /s/ Walter F. Loeb                           Director                        April 26, 2002
    -----------------------
          Walter F. Loeb

      /s/ Barbara L. Rambo                           Director                        April 26, 2002
    -----------------------
         Barbara L. Rambo

        /s/ John C. Pound                            Director                        April 26, 2002
    -----------------------
           John C. Pound

  /s/ William U. Westerfield                         Director                        April 26, 2002
    -----------------------
     William U. Westerfield

      /s/ Michael Steinberg                          Director                        April 26, 2002
    -----------------------
        Michael Steinberg





                            THE GYMBOREE CORPORATION

                                  EXHIBIT INDEX


Exhibit
Number     Description
---------- ------------------------------------------------------------------------------------------------------
 3.1       Restated Certificate of Incorporation of Registrant. (1)

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

 10.26*    Management Change of Control Plan. (7)

 10.27*    Management Severance Plan. (7)

 10.28     Term Loan and Security Agreement with Transamerica Business Credit Corporation, dated
           December 28, 1998. (8)

 10.29     Commitment Letter for the Amended and Restated Line of Credit Agreement with Bank of
           America, dated March 11, 1999. (8)

 10.31*    Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (13)

 10.33     Credit Agreement with Bank of America, dated August 25, 1999. (9)

 10.34     Secured Credit Agreement with Fleet Retail Finance, Inc., dated August 24, 2000. (10)

 10.35     Amended Term Loan and Security Agreement with Transamerica Business Credit Corporation, dated August 30, 2000. (10)

 10.36     First Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 9,
           2000. (11)

 10.37     Second Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 30,
           2000. (11)

 10.38     Third Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated November 14,
           2000. (11)

 10.39     Form of Common Stock Purchase Agreement, dated May 2000, between Registrant and the
           Investors. (13)


Exhibit
Number     Description
---------- ---------------------------------------------------------------------------------------
10.40      Form of Warrant, dated May 2000, between the Registrant and the Investors. (13)

10.41      Form of Investor Rights Agreement, dated May 2000, between Registrant and the
           Investors. (13)

10.42      Form of Amendment to Warrant to Purchase Common Stock. (13)

10.43      Corporate Lease. (13)

10.44*     Management Severance Plan Effective September, 2000. (13)

10.45      Third Amendment to Secured Term Loan and Security Agreement with M Credit, Inc.
           formerly known as Transamerica Business Credit Corporation, dated April 16, 2001. (14)

10.46      Fourth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc.
           dated August 3, 2001. (12)

10.47      Fifth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated January 1, 2002.

10.48      Sixth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated March 31, 2002.

21.1       Subsidiaries of the Registrant. (13)

23.1       Independent Auditors' Consent.


----------
(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2) Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant's Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3) Incorporated by reference to the Registrant's 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4) Incorporated by reference to the Registrant's 1995 Annual Report on Form 10-K filed with the Commission on May 2, 1996.

(5) Incorporated by reference to the Registrant's 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(6) Incorporated by reference to the Registrant's 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(7) Incorporated by reference to the Registrant's October 31, 1998 Quarterly Report on Form 10-Q filed with the Commission on December 21, 1998.

(8) Incorporated by reference to the Registrant's 1998 Annual Report on Form 10-K filed with the Commission on April 26, 1999.

(9) Incorporated by reference to the Registrant's July 31, 1999 Quarterly Report on Form 10-Q filed with the Commission on September 14, 1999 and the Registrant's Form 8-K filed with the Commission on September 8, 1999.


(10) Incorporated by reference to the corresponding exhibits to the Registrant's July 29, 2000 Quarterly Report on Form 10-Q filed with the Commission on September 12, 2000.

(11) Incorporated by reference to the corresponding exhibits to the Registrant's October 28, 2000 Quarterly Report on
      Form 10-Q filed with the Commission on December 12, 2000.

(12) Incorporated by reference to the corresponding exhibits to the Registrant's August 4, 2001 Quarterly Report on
      Form 10-Q filed with the Commission on September 18, 2001.

(13) Incorporated by reference to the corresponding exhibits to the Registrant's 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(14) Incorporated by reference to the corresponding exhibits to the Registrant's May 5, 2001 Quarterly Report on Form 10-Q filed with the Commission on June 15, 2001.

* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.