Form 10-Q
period 2002-05-04
GYMBOREE CORP
filed 2002-06-17
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended May 4, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-21250

The Gymboree Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2615258 (IRS Employer Identification No.)

700 Airport Boulevard Burlingame, California (Address of principal executive offices)	94010-1912 (Zip code)

(650) 579-0600

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      As of June 10, 2002, 28,894,744 shares of the registrant’s common stock were outstanding.

		Page
		Number

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Operations	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9
PART II OTHER INFORMATION

Item 1.	Legal Proceedings	9
Item 6.	Reports on Form 8-K	10
Signatures		11

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 4,	February 2,	May 5,
	2002	2002	2001

	(In thousands, except per share
	and store data)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$23,644	$8,429	$5,710
Accounts receivable	7,019	7,693	7,686
Merchandise inventories	51,485	63,584	71,514
Prepaid expenses and deferred taxes	28,440	14,240	9,516

Total current assets	110,588	93,946	94,426

Property and Equipment
Land and buildings	10,369	9,943	9,943
Leasehold improvements	87,513	87,983	89,872
Furniture, fixtures and equipment	120,090	117,373	105,987

	217,972	215,299	205,802
Less accumulated depreciation and amortization	(112,718)	(107,170)	(94,576)

	105,254	108,129	111,226
Lease Rights, Deferred Taxes and Other Assets	4,105	17,554	26,010

Total Assets	$219,947	$219,629	$231,662

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Borrowings on revolving line of credit	$—	$—	$19,679
Accounts payable	10,616	20,261	15,507
Accrued liabilities	26,409	23,732	19,753
Current portion of long-term debt	699	685	642

Total current liabilities	37,724	44,678	55,581

Long-Term Liabilities
Long-term debt, net of current portion	8,603	8,830	9,280
Deferred rent and other liabilities	23,877	23,692	26,258
Term loan	—	—	7,000

Total Liabilities	70,204	77,200	98,119

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 28,887,532, 28,691,016 and 28,065,582 shares outstanding at May 4, 2002, February 2, 2002 and May 5, 2001, respectively)	45,893	44,484	40,605
Retained earnings	104,359	98,269	93,320
Accumulated other comprehensive loss	(509)	(324)	(382)

Total stockholders’ equity	149,743	142,429	133,543

Total Liabilities and Stockholders’ Equity	$219,947	$219,629	$231,662

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

	(In thousands, except per
	share and store data)
	(Unaudited)
Net sales	$129,023	$124,003
Cost of goods sold, including buying and occupancy expenses	(74,315)	(81,339)

Gross profit	54,708	42,664
Selling, general and administrative expenses	(45,795)	(43,057)
Play and music income, net	848	700

Operating income	9,761	307
Foreign exchange gains (losses)	342	(83)
Net interest expense	(201)	(824)

Income (loss) before income taxes	9,902	(600)
Income tax (expense) benefit	(3,812)	231

Net income (loss)	$6,090	$(369)

Income (loss) per share:
Basic	$0.21	$(0.01)
Diluted	0.20	(0.01)
Weighted average shares outstanding:
Basic	28,796	28,058
Diluted	30,473	28,058
Number of stores at end of period	577	576

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$6,090	$(369)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,494	6,109
Impairment reserve	52	—
Deferred income taxes	2,315	(661)
Loss on disposal of property and equipment	435	84
Tax benefit from exercise of stock options	143	130
Changes in assets and liabilities:
Accounts receivable	674	48
Merchandise inventories	12,099	6,208
Prepaid expenses and other assets	(2,338)	798
Accounts payable	(9,645)	(15,645)
Other liabilities	(345)	(75)
Accrued liabilities	2,441	215

Net cash provided by (used in) operating activities	18,415	(3,158)

Cash Flows from Investing Activities:
Capital expenditures	(4,253)	(2,933)
Proceeds from sale of assets	—	3,196

Net cash (used in) provided by investing activities	(4,253)	263

Cash Flows from Financing Activities:
Proceeds from issuance of stock	1,266	—
Proceeds from borrowings	—	3,454
Payments on long-term debt	(213)	(155)

Net cash provided by financing activities	1,053	3,299

Net Increase in Cash and Cash Equivalents	15,215	404
Cash and Cash Equivalents at Beginning of Period	8,429	5,306

Cash and Cash Equivalents at End of Period	$23,644	$5,710

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     Basis of Presentation

      The unaudited interim condensed consolidated financial statements of The Gymboree Corporation and our wholly owned subsidiaries (“Gymboree”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 2, 2002.

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

      The results of operations for the thirteen weeks ended May 4, 2002 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 2003.

2.     Income (Loss) Per Share

      Basic earnings per share are calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted earnings per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

	(In thousands)
Weighted average number of shares — basic	28,796	28,058
Add: effect of dilutive securities	1,677	—

Weighted average number of shares — diluted	30,473	28,058

      Anti-dilutive options and warrants of 571,149 and 839,226, respectively, were excluded from the above computations of weighted average shares for diluted securities.

3.     Comprehensive Income (Loss)

      Comprehensive Income (Loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended

	May 4,	May 5,
	2002	2001

	(In thousands)
Net Income (loss)	$6,086	$(369)
Other comprehensive Income (loss)	(185)	(334)

Total comprehensive Income (loss)	5,901	(703)

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Recent Accounting Pronouncement

      In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. SFAS No. 144 became effective for the Company on February 3, 2002. Adoption of this standard did not have a material effect on the Company’s financial position or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise and marketing activity, gross margin achievement, our ability to manage inventory levels, general economic conditions, and competitive market conditions, trade restrictions, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes”, “expects”, “estimates” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for fiscal year 2001 and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Results of Operations

      The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

	As a Percentage
	of Net Sales
	Thirteen Weeks		Percentage Change
	Ended		in Dollar Amounts
			From 2001 to 2002
	May 4,	May 5,
	2002	2001	13 weeks

Net sales	100.0%	100.0%	4%
Cost of goods sold, including buying and occupancy expenses	(57.6)	(65.6)	(9)%

Gross profit	42.4	34.4	28%
Selling, general and administrative expenses	(35.5)	(34.7)	6%
Play and music income, net	0.7	0.6	21%

Operating income (loss)	7.6	0.3	3,079%
Foreign exchange gains (losses), net	0.3	(0.1)	512%
Net interest income (expense)	(0.2)	(0.7)	(76)%

Loss before income taxes	7.7	(0.5)	1,750%
Income tax benefit	(3.0)	0.2	(1,750)%

Net income (loss)	4.7%	(0.3)%	1,750%

Number of stores at end of period	577	576

Thirteen weeks ended May 4, 2002 compared to thirteen weeks ended May 5, 2001

     Net Sales

      Net sales in the first quarter of fiscal 2002 increased to $129.0 million from $124.0 million in the same period last year, an increase of $5 million or 4%. Comparable store sales for the first quarter increased 4% compared to the same period last year. Management attributes the sales increase to improvements in the overall merchandise assortments and inventory levels from the prior year that supported an increase in the average transaction value. The number of stores open at the end of the quarter was 577, compared to 576 open in the same period last year. As of May 4, 2002, Gymboree operated 526 stores in the United States, 23 stores in Canada, and 28 stores in Europe.

     Gross Profit

      Gross profit for the first quarter of fiscal 2002 increased 28.1% to $54.7 million from $42.7 million in the same period last year, an increase of $12 million. As a percentage of net sales, gross profit increased 8 percentage points to 42.4% in the first quarter of fiscal 2002 from 34.4% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to higher merchandise margins as a result of lower promotional rates as compared to the prior year. Additionally, the increase in sales provided operating leverage on occupancy and buying expenses, which also contributed to the improved gross profit as a percentage of net sales.

     Selling, General and Administrative Expenses

      SG&A, which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $45.8 million from $43.1 million in the same period of the prior year, an increase of $2.7 million or 6.3%. As a percentage of sales, SG&A increased .8 percentage points to 35.5% from 34.7% in the same period in the prior year. The higher SG&A expenses in 2002 were primarily due to an increase in compensation, depreciation on new systems and development costs for the new Janie and Jack store concept.

     Play and Music Income, Net

      Play and Music income, net, increased 21.1% to $848,000 during the first quarter of fiscal 2002 from $700,000 for the same period last year. The increase was related to a rise in international franchise development income.

     Foreign Exchange Gains (Losses)

      Net foreign exchange gains totaled $342,000 during the first quarter of 2002 compared to a net loss of $83,000 in the first quarter of 2001. These gains resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

     Net Interest Income (Expense)

      Interest expense of $295,000 was incurred for the first quarter of 2002 as compared to interest expense of $923,000 for the same period last year. The decrease was due to lower average borrowings. Interest income decreased to $94,000 for the first quarter of 2002 from $99,000 in the first quarter of 2001 due to lower interest rates year over year.

     Income Tax

      Our effective tax rate for the first quarters of fiscal 2002 and 2001 was 38.5%.

Financial Condition

     Liquidity and Capital Resources

      Cash provided by operating activities for the first quarter of fiscal 2002 was $18.4 million compared to $3.2 million cash used in the same period in the prior year. This change was primarily due to the net income for the period and changes in working capital items.

      Cash used in investing activities totaled $4.3 million resulting from capital expenditures primarily for the relocation and/or expansion of certain existing stores. Capital expenditures were $2.9 million for the same period in the prior year and $18.7 million for fiscal 2001. Gymboree estimates that capital expenditures during 2002 will be between $20 and $25 million, and will primarily be used to relocate and expand about 15-20 stores, to open approximately 20 new domestic and international stores (including Janie and Jack stores), to update the store fronts of approximately 150 stores and to upgrade and replace information technology systems.

      Cash provided by financing activities totaled $1.1 million compared to $3.3 million in the prior year. This change reflects the decrease in the use of the revolving line of credit offset by an increase in proceeds from issuance of stock.

      Cash and cash equivalents were $23.6 million at May 4, 2002, an increase of $15.2 million from February 2, 2002, resulting primarily from cash provided from operations. Working capital as of May 4, 2002 was $72.9 million compared to $49.2 million at the end of fiscal 2001.

      Gymboree anticipates that cash generated from operations, together with our existing cash resources and funds available from current credit facilities, will be sufficient to satisfy our cash needs through fiscal 2002. In addition, as a result of recent changes in federal tax laws, the Company anticipates filing for a federal income tax refund of approximately $16 million during fiscal 2002. If additional credit facilities are required, no assurance can be given that such facilities will be available under terms acceptable to Gymboree.

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

      The table below summarizes by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of May 4, 2002.

	Notional	Fair Value
	Amount	Gain/(Loss)	Weighted Average Rate

	(In thousands)
British pounds sterling	$8,738	$(151)	1.4248
Canadian dollars	6,296	(48)	0.6335

Total	$15,034	$(199)

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      Gymboree was named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was transferred to the U.S. District Court for the District of Hawaii and then subsequently transferred to the U.S. District Court for the District of the Northern Mariana Islands. The plaintiffs sought class-action status and alleged, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers at factories in Saipan that make products for us. The plaintiffs sought injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs and has placed in escrow a settlement payment of $173,636, but the settlement will not be final until approved by the court. In May 2002, the court granted class certification and preliminarily approved the settlement, but there can be no assurance that the court will grant final approval of the settlement.

Item 6.     Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended May 4, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

By: /s/ MYLES MCCORMICK

Myles McCormick
Chief Financial Officer

Date: June 14, 2002