Form 10-Q
period 2002-08-03
GYMBOREE CORP
filed 2002-09-17
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 3, 2002

or

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

Registrant’s telephone number, including area code

(650) 579-0600

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑          No ☐

      As of September 12, 2002, 28,982,731 shares of the registrant’s common stock were outstanding.

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 3,	February 2,	August 4,
	2002	2002	2001

	(In thousands, except per share
	and store data)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$20,114	$8,429	$6,359
Income tax receivable	16,563
Accounts receivable	6,855	7,693	6,353
Merchandise inventories	64,151	63,584	80,961
Prepaid expenses and deferred taxes	9,252	14,240	17,581

Total current assets	116,935	93,946	111,254

Property and Equipment
Land and buildings	10,371	9,943	9,943
Leasehold improvements	88,652	87,983	86,624
Furniture, fixtures and equipment	123,367	117,373	111,079

	222,390	215,299	207,646
Less accumulated depreciation and amortization	(117,142)	(107,170)	(96,439)

	105,248	108,129	111,207
Lease Rights, Deferred Taxes and Other Assets	5,124	17,554	20,890

Total Assets	$227,307	$219,629	$243,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Borrowings on revolving line of credit	$—	$—	$26,672
Accounts payable	22,160	20,261	28,630
Accrued liabilities	24,744	23,732	18,689
Current portion of long-term debt	529	685	651

Total current liabilities	47,433	44,678	74,642

Long-Term Liabilities
Long-term debt, net of current portion	8,603	8,830	9,140
Deferred rent and other liabilities	22,074	23,692	25,090
Term loan	—	—	7,000

Total Liabilities	78,110	77,200	115,872

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 28,988,372, 28,691,746 and 28,261,177 shares outstanding at August 3, 2002, February 2, 2002 and August 4, 2001, respectively)	47,014	44,484	41,783
Retained earnings	103,154	98,269	85,993
Accumulated other comprehensive loss	(971)	(324)	(297)

Total stockholders’ equity	149,197	142,429	127,479

Total Liabilities and Stockholders’ Equity	$227,307	$219,629	$243,351

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended		Var %
					in Dollar Amount
	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001	13 Weeks	26 Weeks

	(In thousands, except per share and store data)
	(Unaudited)
Net sales	$103,914	$97,747	$232,937	$221,750	6%	5%
Cost of goods sold, including buying and occupancy expenses	(64,240)	(68,430)	(138,555)	(149,769)	-6%	-7%

Gross profit	39,674	29,317	94,382	71,981	35%	31%
Selling, general and administrative expenses	(41,655)	(40,851)	(87,449)	(83,907)	2%	4%
Play and music income, net	32	312	880	1,012	-90%	-13%

Operating income (loss)	(1,949)	(11,222)	7,813	(10,914)	N/M	N/M
Foreign exchange gains (losses), net	139	(65)	481	(148)	N/M	N/M
Net interest expense	(150)	(628)	(352)	(1,453)	-76%	-76%

Income (loss) before income taxes	(1,960)	(11,915)	7,942	(12,515)	N/M	N/M
Income tax benefit (expense)	755	4,587	(3,058)	4,818	N/M	N/M

Net income (loss)	$(1,205)	$(7,328)	$4,884	$(7,697)	N/M	N/M

Income (loss) per share:
Basic	$(0.04)	$(0.26)	$0.17	$(0.27)
Diluted	(0.04)	(0.26)	0.16	(0.27)
Weighted average shares outstanding:
Basic	28,943	28,169	28,869	28,114
Diluted	28,943	28,169	30,539	28,114
Number of stores at end of period	571	577	571	577

N/M — Not meaningful

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended

	August 3,	August 4,
	2002	2001

	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$4,884	$(7,697)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,316	12,044
Deferred income taxes	16,139	(4,129)
Loss on disposal of property and equipment	1,338	334
Tax benefit from exercise of stock options	270	143
Changes in assets and liabilities:
Accounts receivable	838	1,381
Income tax receivable	(16,563)
Merchandise inventories	(802)	(3,320)
Prepaid expenses and other assets	152	1,322
Accounts payable	1,898	(2,522)
Accrued liabilities	601	(2,093)

Net cash provided by (used in) operating activities	22,071	(4,537)

Cash Flows from Investing Activities:
Capital expenditures	(12,263)	(9,098)
Proceeds from sale of assets	—	3,195

Net cash (used in) provided by investing activities	(12,263)	(5,903)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	2,259	1,332
Proceeds from borrowings	—	10,447
Payments on long-term debt	(382)	(286)

Net cash provided by financing activities	1,877	11,493

Net Increase in Cash and Cash Equivalents	11,685	1,053
Cash and Cash Equivalents at Beginning of Period	8,429	5,306

Cash and Cash Equivalents at End of Period	$20,114	$6,359

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

      The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. Certain prior year amounts have been reclassified to conform to the current year presentation.

      The results of operations for the twenty-six weeks ended August 3, 2002 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 2003.

      The condensed consolidated financial statements as of August 3, 2002 and August 4, 2001 and for the three-month and six-month periods then ended have been reviewed, prior to filing, by the registrant’s independent accountants whose report covering their review of the financial statements is included on page 8.

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

	13 Weeks Ended		26 Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

	(In thousands)
Weighted average number of shares — basic	28,943	28,169	28,869	28,114
Add: effect of dilutive securities	—	—	1,670	—

Weighted average number of shares — diluted	28,943	28,169	30,539	28,114

      Anti-dilutive options and warrants of 536,654 and 2,052,585 for the 13 weeks ended in 2002 and 2001, respectively, and 601,807 and 1,181,669 for the 26 weeks ended in 2002 and 2001, respectively, were excluded from the above computations of weighted average shares for diluted income (loss) per share as the effect would be anti-dilutive.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — Continued

3.     Comprehensive Income (Loss)

      Comprehensive Income (Loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended

	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001

Net income (loss)	$(1,205)	$(7,328)	$4,884	$(7,697)
Other comprehensive income (loss)	(461)	82	(971)	415

Total comprehensive income ( loss)	$(1,666)	$(7,246)	$3,913	$(7,282)

4.     Recent Accounting Pronouncement

      In June 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue No. 94-3, a liability for an exit cost was recognized at the date of the Company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of The Gymboree Corporation

      We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of August 3, 2002 and August 4, 2001, and the related condensed consolidated statements of operations for the three-month and six-month periods, and cash flows for the six month periods, then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gymboree Corporation as of February 2, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 4, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

August 22, 2002

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise and marketing activity, gross margin achievement, our ability to manage inventory levels, general economic conditions, competitive market conditions, trade restrictions, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes”, “expects”, “estimates” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for fiscal year 2001 and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Results of Operations

      The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, (ii) the percentage change from the same period of the prior year in such selected income statement data and (iii) the number of stores open at the end of each such period:

	As a Percentage of Net Sales

	Thirteen Weeks		Twenty-Six Weeks		Percentage Change in
	Ended		Ended		Dollar Amounts From
					2001 to 2002
	August 3,	August 4,	August 3,	August 4,
	2002	2001	2002	2001	13 weeks	26 weeks

Net sales	100.0%	100.0%	100.0%	100.0%	6%	5%
Cost of goods sold, including buying and occupancy expenses	(61.8)	(70.0)	(59.5)	(67.5)	-6%	-8%

Gross profit	38.2	30.0	40.5	32.5	35%	31%
Selling, general and administrative expenses	(40.1)	(41.8)	(37.5)	(37.8)	-2%	-4%
Play and music income, net	0.0	0.3	0.4	0.5	-90%	-13%

Operating loss	(1.9)	(11.5)	3.4	(4.8)	-83%	172%
Foreign exchange gains (losses), net	0.0	(0.1)	0.2	(0.1)	N/M	N/M
Net interest expense	0.0	(0.6)	(0.2)	(0.7)	N/M	N/M

Loss before income taxes	(1.9)	(12.2)	3.4	(5.6)	N/M	N/M
Income tax benefit	0.7	4.7	(1.3)	2.2	N/M	N/M

Net loss	(1.2)%	(7.5)%	2.1%	(3.5)%	N/M	N/M

Number of stores at end of period	571	577	571	577

           Thirteen weeks ended August 3, 2002 compared to thirteen weeks ended August 4, 2001

Net Sales

      Net sales in the second quarter of fiscal 2002 increased to $103.9 million from $97.8 million in the same period last year, an increase of $6.1 million or 6.2%. This increase is largely attributable to a 5% increase in comparable store sales combined with an increase in store sales from new and relocated stores. Management attributes the sales increase to improvements in the overall merchandise assortments and inventory levels from the prior year that supported an increase in the average transaction value, offset in part by a lower volume of transactions. The number of stores open at the end of the quarter was 571, compared to 577 open in the same period last year. As of August 3, 2002, Gymboree operated 521 stores in the United States, 23 stores in Canada, and 27 stores in Europe.

Gross Profit

      Gross profit for the second quarter of fiscal 2002 increased 35.5% to $39.7 million from $29.3 million in the same period last year, an increase of $10.4 million. As a percentage of net sales, gross profit increased 8.2% to 38.2% in the second quarter of fiscal 2002 from 30.0% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to higher merchandise margins as a result of lower promotional rates as compared to the prior year. Additionally, the increase in sales provided increased operating leverage on occupancy and buying expenses, which also contributed to the improved gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses, which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $41.7 million in the second quarter of fiscal 2002 from $40.9 million in the same period of the prior year, an increase of $800,000 or 2%. As a percentage of sales, SG&A expenses decreased 1.7% to 40.1% from 41.8% in the same period in the prior year. The higher SG&A expenses in the second quarter of fiscal 2002 were primarily due to an increase in employee compensation, depreciation on new systems and development costs for the new Janie and Jack store concept, offset in part by a premium of approximately $1 million, net of costs for disposal, received for a lease buyout.

Play and Music Income, Net

      Play and music income, net, decreased 89.7% to $32,000 during the second quarter of fiscal 2002 from $312,000 for the same period last year. The decrease was due principally to a write down of $235,000 of slow moving inventory.

Foreign Exchange Gains (Losses)

      Net foreign exchange gains totaled $139,000 during the second quarter of 2002 compared to a net loss of $65,000 in the second quarter of 2001. These gains resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Net Interest Income (Expense)

      Interest expense of $296,000 was incurred for the second quarter of 2002 as compared to interest expense of $759,000 for the same period last year. The decrease was due to lower average borrowings. Interest income increased to $146,000 for the second quarter of 2002 from $131,000 in the second quarter of 2001 due to additional cash and cash equivalents on a year-over-year basis offset in part by lower interest rates year-over-year.

Income Taxes

      Our effective tax rate for the second quarters of fiscal 2002 and 2001 was 38.5%.

Twenty-six weeks ended August 3, 2002 compared to twenty-six weeks ended August 4, 2001

Net Sales

      Net sales for the twenty-six weeks ended August 3, 2002 increased to $232.9 million from $221.8 million in the same period last year, an increase of $11.1 million or 5%. Comparable store sales for the twenty-six weeks ended August 3, 2002 increased 5% compared to the same period last year. Management attributes the sales increase to improvements in the overall merchandise assortments and inventory levels from the prior year that supported an increase in the average transaction value, offset in part by a lower volume of transactions. The number of stores open as of August 3, 2002, was 571, compared to 577 open in the same period last year. As of August 3, 2002, Gymboree operated 521 stores in the United States, 23 stores in Canada, and 27 stores in Europe.

Gross Profit

      Gross profit for the twenty-six weeks ended August 3, 2002 increased 31.1% to $94.4 million from $72 million in the same period last year, an increase of $22.4 million. As a percentage of net sales, gross profit increased 8% to 40.5% in the twenty-six weeks ended August 3, 2002 from 32.5% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to higher merchandise margins as a result of lower promotional rates as compared to the prior year. Additionally, the increase in sales provided increased operating leverage on occupancy and buying expenses, which also contributed to the improved gross profit as a percentage of net sales.

Selling, General and Administrative Expenses

      SG&A expenses increased to $87.5 million for the twenty-six weeks ended August 3, 2002 from $83.9 million in the same period of the prior year, an increase of $3.6 million or 4.2%. As a percentage of sales, SG&A decreased .3% to 37.5% from 37.8% in the same period in the prior year. The higher SG&A expenses in 2002 were primarily due to an increase in employee compensation, depreciation on new systems and development costs for the new Janie and Jack store concept, offset in part by a premium of approximately $1 million, net of costs for disposal, received for a lease buyout.

Play and Music Income, Net

      Play and music income, net, decreased 13% to $880,000 during the twenty-six weeks ended August 3, 2002 from $1 million for the same period last year. The decrease was due principally to a write down of $235,000 of slow moving inventory.

Foreign Exchange Gains (Losses)

      Net foreign exchange gains totaled $481,000 during the twenty-six weeks ended August 3, 2002 compared to a net loss of $148,000 for the same period last year. These gains resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Net Interest Income (Expense)

      Interest expense of $591,000 was incurred for the twenty-six weeks ended August 3, 2002 as compared to interest expense of $1.7 million for the same period last year. The decrease was due to lower average borrowings. Interest income increased to $239,000 for the twenty-six weeks ended August 3, 2002 from $230,000 in the same period last year due to additional cash and cash equivalents on a year-over-year basis, offset in part by lower interest rates year-over-year.

Income Taxes

      Our effective tax rate for the twenty-six weeks ended August 3, 2002 and August 4, 2001 was 38.5%.

Financial Condition

Liquidity and Capital Resources

      Cash provided by operating activities for the twenty-six weeks ended August 3, 2002 was $22.1 million compared to $4.5 million in cash used in the same period in the prior year. This change was primarily due to the net income for the period and changes in working capital items. In addition, as a result of recent changes in federal tax laws, we received a federal income tax refund of $16.5 million subsequent to August 3, 2002.

      Cash used in investing activities for the twenty-six week period ended August 3, 2002 totaled $12.3 compared to $5.9 million used in the same period in the prior year. Cash used in investing activities for the twenty-six week period ended August 3, 2002 resulted from capital expenditures primarily for the relocation and/or expansion of certain existing stores. Capital expenditures were $12.3 million for the twenty-six weeks ended August 3, 2002 and $18.7 million for fiscal 2001. Gymboree estimates that capital expenditures for fiscal 2002 will be between $20 and $25 million, and will primarily be used to relocate and expand about 15-20 stores, to open approximately 20 new domestic and international stores (including Janie and Jack stores), to update the store fronts of approximately 150 stores and to upgrade and replace information technology systems.

      Cash provided by financing activities for the twenty-six week period ended August 3, 2002 totaled $1.9 million compared to $11.5 million provided in the same period in the prior year. This change reflects the fact that we did not borrow under our revolving line of credit, offset by an increase in proceeds from the issuance of stock.

      Cash and cash equivalents were $20.1 million at August 3, 2002, an increase of $11.7 million from February 2, 2002, resulting primarily from cash provided from operations. Working capital as of August 3, 2002 was $69.5 million compared to $49.3 million at the end of fiscal 2001.

      On September 4, 2002, Gymboree amended the existing secured facility with Fleet Retail Finance, Inc., which decreased the overall credit line from $85 million to $60 million. This decrease was requested by Gymboree due to the increase in cash and cash equivalents available, which reduces its anticipated borrowing needs. The borrowing requirements remain the same under the amended credit facility.

      Gymboree anticipates that cash generated from operations, and the receipt of the income tax refund, together with our existing cash resources and funds available from current credit facilities, will be sufficient to satisfy our cash needs through fiscal 2002. If additional credit facilities are required, no assurance can be given that such facilities will be available under terms acceptable to Gymboree.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

      Gymboree enters into forward foreign exchange contracts to hedge certain inter-company loans and inventory purchases (principally British pounds sterling and Canadian dollars). The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries and dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

      The table below summarizes by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of August 3, 2002.

	Notional	Fair Value
	Amount	Gain/(Loss)	Weighted Average Rate

	(In thousands)
British pounds sterling	$14,016	$(979)	1.4402
Canadian dollars	9,573	181	0.6334
Euro	474	(18)	0.978

Total	$24,063	$(816)

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

Item 4.     Submission of Matters to a Vote of Security Holders

      The Gymboree Corporation annual meeting of stockholders was held on June 25, 2002 at which time the stockholders voted on four proposals as follows:

		Votes Against	Abstentions and
	Votes for	or Withheld	Non-Votes

Election of Class III Directors
Stuart G. Moldaw	25,402,782	1,132,487
John C. Pound	25,411,852	1,123,417
William U. Westerfield	25,419,802	1,115,467
Adoption of 2002 Stock Incentive Plan	23,923,362	2,591,700	20,206
Approval of Amendment to the 1993 Employee Stock Purchase Plan	26,168,019	346,829	20,420
Ratification of Appointment of Independent Auditors	25,564,139	956,966	14,163

      Stuart G. Moldaw, John C. Pound and William U. Westerfield were elected as Class III directors at the Meeting. Continuing Class II directors are Lisa M. Harper and Barbara L. Rambo. Continuing Class I directors are Walter F. Loeb and Michael Steinberg.

      Adoption of the Gymboree Corporation 2002 Stock Incentive Plan was approved at the meeting.

      The amendment to the Gymboree Corporation 1993 Employee Stock Purchase Plan was approved at the meeting.

      The appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending February 1, 2003 was ratified at the meeting.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

10.49	Seventh Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated September 4, 2002.
10.50	2002 Stock Incentive Plan.
10.51	1993 Amended and Restated Employee Stock Purchase Plan.
15.0	Letter re: Unaudited Interim Financial Information.
99.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.
99.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes- Oxley of 2002.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended August 3, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

By:	/s/ MYLES MCCORMICK

Myles McCormick
Chief Financial Officer and
Principal Financial and Accounting Officer

Date: September 16, 2002

CERTIFICATION

I, Lisa Harper, Chief Executive Officer of the Gymboree Corporation, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of The Gymboree Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ LISA HARPER

Lisa Harper
Chief Executive Officer and
Chairman of the Board of Directors

Date: September 16, 2002

I, Myles McCormick, Chief Financial Officer of the Gymboree Corporation, certify that:

      1.     I have reviewed this quarterly report on Form 10-Q of The Gymboree Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

By:	/s/ MYLES MCCORMICK

Myles McCormick
Chief Financial Officer and
Principal Financial and Accounting Officer

Date: September 16, 2002

EXHIBIT INDEX

Exhibit
Number	Description

10.49	Seventh Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated September 4, 2002.
10.50	2002 Stock Incentive Plan.
10.51	1993 Amended and Restated Employee Stock Purchase Plan.
15.0	Letter re: Unaudited Interim Financial Information.
99.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes- Oxley of 2002.
99.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.