Form 10-Q
period 2002-11-02
GYMBOREE CORP
filed 2002-12-17
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 2, 2002

or

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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

      As of December 9, 2002, 29,132,015 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 2,	February 2,	November 3,
	2002	2002	2001

	(In thousands, except per share and
	store data)

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$38,197	$8,429	$2,428
Accounts receivable	4,979	7,693	5,444
Merchandise inventories	71,148	63,584	77,628
Prepaid expenses and deferred taxes	10,410	14,240	10,081

Total current assets	124,734	93,946	95,581

Property and Equipment
Land and buildings	10,371	9,943	9,943
Leasehold improvements	91,445	87,983	86,978
Furniture, fixtures and equipment	127,081	117,373	114,069

	228,897	215,299	210,990
Less accumulated depreciation and amortization	(122,068)	(107,170)	(101,613)

	106,829	108,129	109,377
Lease Rights, Deferred Taxes and Other Assets	4,453	17,554	26,709

Total Assets	$236,016	$219,629	$231,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Borrowings on revolving line of credit	$—	$—	$15,557
Accounts payable	26,126	20,261	19,149
Accrued liabilities	31,942	23,732	25,377
Current portion of long-term debt	—	685	652

Total current liabilities	58,068	44,678	60,735

Long-Term Liabilities
Long-term debt, net of current portion	—	8,830	8,979
Deferred rent and other liabilities	21,318	23,692	24,574
Term loan	—	—	7,000

Total Liabilities	79,386	77,200	101,288

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 29,093,177, 28,691,746 and 28,543,466 shares outstanding at November 2, 2002, February 2, 2002 and November 3, 2001, respectively)	47,865	44,484	43,021
Retained earnings	109,452	98,269	87,787
Accumulated other comprehensive loss	(687)	(324)	(429)

Total stockholders’ equity	156,630	142,429	130,379

Total Liabilities and Stockholders’ Equity	$236,016	$219,629	$231,667

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

					Percentage Change in
	13 Weeks Ended		39 Weeks Ended		Dollar Amounts From
					2001 to 2002
	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001	13 weeks	39 weeks

	(In thousands, except per share and store data)

	(Unaudited)
Net sales	$144,094	$133,219	$377,031	$354,969	8%	6%
Cost of goods sold, including buying and occupancy expenses	(85,062)	(85,325)	(223,618)	(235,094)	(0)	(5)

Gross profit	59,032	47,894	153,413	119,875	23	28
Selling, general and administrative expenses	(48,612)	(43,844)	(136,060)	(127,751)	11	7
Play and music income, net	443	226	1,324	1,238	96	7

Operating income (loss)	10,863	4,276	18,677	(6,638)	154	N/M
Foreign exchange gains (losses), net	(96)	(98)	385	(246)	(2)	N/M
Interest expense, net	(526)	(1,261)	(878)	(2,713)	(58)	(68)

Income (loss) before income taxes	10,241	2,917	18,184	(9,597)	251	N/M
Income tax benefit (expense)	(3,943)	(1,123)	(7,001)	3,695	251	N/M

Net income (loss)	$6,298	$1,794	$11,183	$(5,902)	251%	N/M

Net income (loss) per share:
Basic	$0.22	$0.06	$0.39	$(0.21)
Diluted	0.21	0.06	0.37	(0.21)
Weighted average shares outstanding:
Basic	29,050	28,433	28,930	28,225
Diluted	30,702	29,130	30,583	28,225
Number of stores at end of period	585	581	585	581

N/ M = not meaningful

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended

	November 2,	November 3,
	2002	2001

	(In thousands)
	(Unaudited)
Cash Flows from Operating Activities:
Net income (loss)	$11,183	$(5,902)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	20,747	18,068
Realization of net operating loss carryforward	16,563	—
Provision for deferred income taxes	(678)	(2,024)
Loss on disposal of property and equipment	1,183	610
Tax benefit from exercise of stock options	429	277
Changes in assets and liabilities:
Accounts receivable	2,714	2,290
Merchandise inventories	(7,564)	48
Prepaid expenses and other assets	790	897
Accounts payable	5,865	(12,002)
Accrued liabilities	7,847	7,827
Deferred rent and other liabilities	(1,822)	(3,749)

Net cash provided by operating activities	57,257	6,340

Cash Flows from Investing Activities:
Capital expenditures	(20,926)	(13,569)
Proceeds from sale of assets	—	3,195

Net cash used in investing activities	(20,926)	(10,374)

Cash Flows from Financing Activities:
Proceeds from issuance of stock	2,952	2,268
Proceeds from (payments on) borrowings	—	(667)
Payments on long-term debt	(9,515)	(445)

Net cash (used in) provided by financing activities	(6,563)	1,156

Net Increase (Decrease) in Cash and Cash Equivalents	29,768	(2,878)
Cash and Cash Equivalents at Beginning of Period	8,429	5,306

Cash and Cash Equivalents at End of Period	$38,197	$2,428

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

      The unaudited interim condensed consolidated financial statements which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“Gymboree”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 2, 2002.

      Gymboree operates two segments; its retail stores and its Play & Music programs. See Note 4 for additional information on the Play & Music financial results.

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

      The results of operations for the thirty-nine weeks ended November 2, 2002 are not necessarily indicative of the operating results that may be expected for the year ending February 1, 2003.

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

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

	(In thousands)
Weighted average number of shares — basic	29,050	28,433	28,930	28,225
Add: effect of dilutive securities	1,652	697	1,653	—

Weighted average number of shares — diluted	30,702	29,130	30,583	28,225

      Anti-dilutive options and warrants of 868,786 and 1,883,091 for the 13 weeks ended in 2002 and 2001, respectively, and 654,571 and 1,965,520 for the 39 weeks ended in 2002 and 2001, respectively, were excluded from the above computations of weighted average shares for diluted income (loss) per share as the effect would be anti-dilutive.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Comprehensive Income (Loss)

      Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

	(In thousands)
Net income (loss)	$6,298	$1,794	$11,183	$(5,902)
Other comprehensive income (loss)	284	23	(363)	(177)

Total comprehensive income (loss)	$6,582	$1,817	$10,820	$(6,079)

4.     Play & Music

      Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children through sight, touch, sound and movement for children ages newborn to four years old. Gymboree Play & Music also offers birthday party services and sells certain developmentally appropriate toys, and audiotapes. As of November 2, 2002, Gymboree’s Play and & Music programs included 23 Company-operated play centers in California and 509 franchisee-operated play centers, of which approximately 65% are located in the United States, and the remaining 35% are located in other countries, including Australia, Brazil, Canada, France, South Korea, Malaysia, Mexico, Singapore, Taiwan, and the United Kingdom.

      For the Play & Music operations, initial franchise fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise fee, in form of cash and/or note payable, and has fully executed a franchise agreement. Gymboree receives a royalty of 6% of each franchisee’s gross receipts from operations. Such royalty fees are recorded when earned and are due from the franchisees 30 days following the close of each quarter. Gymboree also recognizes revenues from consumer products sold to franchisees for resale at the time title passes to the franchisees.

      The operating results of the Company’s Play & Music sites are shown on a net basis in the accompanying statements of operations based on management’s view that Play & Music gross revenues and expenses are not material to the Company’s consolidated financial statements. The following table provides the summary financial data of Play & Music:

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

		(In thousands)
Revenues	$3,283	$3,063	$10,363	$9,376
Income before income taxes	443	226	1,324	1,238
Total assets	5,773	6,463	5,773	6,463
Capital expenditures	61	47	198	243
Depreciation expense	161	135	435	454

5.     Recent Accounting Pronouncement

      In June 2002, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No. 146 requires that the liability for costs associated with an exit or disposal

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. This statement was effective for Gymboree as of February 3, 2002. The adoption did not have a material impact on our financial position or results of operations

      In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives will be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Gymboree adopted SFAS No. 142 as of February 3, 2002. The adoption did not have a material impact on our financial position or results of operations.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of The Gymboree Corporation

      We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of November 2, 2002 and November 3, 2001, and the related condensed consolidated statements of operations for the three-month and nine-month periods, and cash flows for the nine-month periods, then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

November 22, 2002

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise and marketing activity, gross margin achievement, our ability to manage inventory levels, general economic conditions, competitive market conditions, trade restrictions, instability in countries where our merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes”, “expects”, “estimates” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for fiscal year 2001 and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Results of Operations

      The following table sets forth, for the periods indicated, (i) selected statement of operations data expressed as a percentage of net sales, and (ii) the number of stores open at the end of each such period:

	As a Percentage of Net Sales

	13 Weeks Ended		39 Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy expenses	(59.0)	(64.0)	(59.3)	(66.2)

Gross profit	41.0	36.0	40.7	33.8
Selling, general and administrative expenses	(33.7)	(32.9)	(36.1)	(36.0)
Play and music income, net	0.3	0.1	0.4	0.3

Operating income (loss)	7.6	3.2	5.0	(1.9)
Foreign exchange gains (losses), net	(0.1)	(0.1)	0.1	(0.1)
Interest expense, net	(0.4)	(0.9)	(0.2)	(0.7)

Income (loss) before income taxes	7.1	2.2	4.9	(2.7)
Income tax benefit (expense)	(2.7)	(0.8)	(1.9)	1.0

Net income (loss)	4.4%	1.4%	3.0%	(1.7)%

Number of stores at end of period	585	581	585	581

Thirteen weeks ended November 2, 2002 compared to thirteen weeks ended November 3, 2001

Net Sales

      Net sales in the third quarter of fiscal 2002 increased to $144.1 million from $133.2 million in the same period last year, an increase of $10.9 million or 8.2%. This increase was largely attributable to a 7% increase in comparable store sales combined with an increase in store sales from new and relocated stores, including 11 Janie and Jack stores launched during the quarter. Management attributes the sales increase to improvements in the overall merchandise assortment and inventory levels from the prior year that supported an increase in the average transaction value, offset in part by a lower volume of transactions. The number of stores open at the end of the quarter was 585, compared to 581 open as of the end of the same period last year. As of November 2, 2002, Gymboree operated 535 stores in the United States (including 11 Janie and Jack stores), 24 stores in Canada, and 26 stores in Europe.

Gross Profit

      Gross profit for the third quarter of fiscal 2002 increased 23.2% to $59.0 million from $47.9 million in the same period last year, an increase of $11.1 million, primarily due to a decrease in costs. As a percentage of net sales, gross profit increased 5.0 percentage points to 41.0% in the third quarter of fiscal 2002 from 36.0% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to stronger product offerings complemented by the successful execution of our inventory management initiatives.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $48.6 million in the third quarter of fiscal 2002 from $43.8 million in the same period of the prior year, an increase of $4.8 million or 11%. As a percentage of sales, SG&A expenses increased 0.8 percentage points to 33.7% in the third quarter of fiscal 2002 from 32.9% in the same period in the prior year. The higher SG&A expenses in the third quarter of fiscal 2002 were primarily due to the launch of our new Janie and Jack stores, and higher distribution expenses due to increased labor and air freight expenses related to the implementation of a new warehouse management system and the timing of our product delivery to the stores.

Play and Music Income, Net

      Play and music income, net, increased 96.0% to $443,000 during the third quarter of fiscal 2002 from $226,000 for the same period last year. The increase was primarily due to an increase in the number of franchised operating locations and stronger than anticipated royalties from existing franchisees.

Foreign Exchange Gains (Losses), Net

      Net foreign exchange losses totaled $96,000 during the third quarter of 2002 compared to $98,000 in the third quarter of 2001. These losses resulted primarily from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Expense, Net

      Interest expense of $714,000 was incurred for the third quarter of 2002 as compared to interest expense of $1.3 million for the same period last year. The decrease was due to lower average borrowings. Included in interest expense for the third quarter of 2002 was $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of Gymboree’s debt. Interest income increased to $188,000 for the third quarter of 2002 from $2,000 for the same period last year due to higher cash and cash equivalent balances on a year-over-year basis.

Income Taxes

      Our effective tax rate for the third quarters of fiscal 2002 and 2001 was 38.5%.

Thirty-nine weeks ended November 2, 2002 compared to thirty-nine weeks ended November 3, 2001

Net Sales

      Net sales for the thirty-nine weeks ended November 2, 2002 increased to $377.0 million from $355.0 million in the same period last year, an increase of $22.0 million or 6.2%. This increase was largely attributable to a 6% increase in comparable store sales combined with an increase in store sales from new and relocated stores, including 11 Janie and Jack stores launched during the third quarter of 2002. Management attributes the sales increase to improvements in the overall merchandise assortments and inventory levels from the prior year that supported an increase in the average transaction value, offset in part by a lower volume of transactions.

Gross Profit

      Gross profit for the thirty-nine weeks ended November 2, 2002 increased 27.9% to $153.4 million from $119.9 million in the same period last year, an increase of $33.5 million. As a percentage of net sales, gross profit increased 6.9 percentage points to 40.7% in the thirty-nine weeks ended November 2, 2002 from 33.8% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to higher merchandise margins as a result of lower promotional rates as compared to the prior year, as well as the successful execution of our inventory management initiatives. The increase was also attributable to increased operating leverage on occupancy and buying expenses due to the increase in sales.

Selling, General and Administrative Expenses

      SG&A expenses increased to $136.1 million for the thirty-nine weeks ended November 2, 2002 from $127.8 million in the same period of the prior year, an increase of $8.3 million or 6.5%. As a percentage of sales, SG&A increased 0.1 percentage points to 36.1% for the thirty-nine weeks ended November 2, 2002 from 36.0% in the same period in the prior year. The increase in SG&A expenses was primarily due to an increase in employee compensation, depreciation on new systems, distribution expenses and development costs for the new Janie and Jack store concept, offset in part by a premium of approximately $1 million, net of costs for disposal, received for a lease buyout in the United Kingdom.

Play and Music Income, Net

      Play and music income, net, increased to $1.3 million during the thirty-nine weeks ended November 2, 2002 from $1.2 million for the same period last year. The increase was primarily due to an increase in the number of franchised operating locations and stronger than anticipated royalties from existing franchisees, offset in part by a write down of $235,000 for slow-moving inventory.

Foreign Exchange Gains (Losses), Net

      Net foreign exchange gains totaled $385,000 during the thirty-nine weeks ended November 2, 2002, compared to losses of $246,000 for the same period last year. These gains (losses) resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Expense, Net

      Interest expense of $1.3 million was incurred for the thirty-nine weeks ended November 2, 2002, compared to interest expense of $2.9 million for the same period last year. The decrease was due to lower average borrowings. Included in interest expense for the thirty-nine weeks ended November 2, 2002 was $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of Gymboree’s debt. Interest income increased to $427,000 for the thirty-nine weeks ended November 2, 2002 from $232,000 in the same period last year due to higher cash and cash equivalent balances on a year-over-year basis.

Income Taxes

      Our effective tax rate for the thirty-nine weeks ended November 2, 2002 and November 3, 2001 was 38.5%.

Financial Condition

Liquidity and Capital Resources

      Cash provided by operating activities for the thirty-nine weeks ended November 2, 2002 was $57.3 million compared to $6.3 million in the same period in the prior year. This increase was primarily due to an increase in net income for the period, realization of net operating loss carryforwards and changes in working capital items, including depreciation and amortization of $20.5 million.

      Cash used in investing activities for the thirty-nine week period ended November 2, 2002 resulted from capital expenditures primarily for information technology improvements, the relocation and/or expansion of certain existing stores, and the opening of new stores, including 11 Janie and Jack stores. Capital expenditures were $20.9 million for the thirty-nine weeks ended November 2, 2002 and $13.6 million for the same period of fiscal 2001. Gymboree estimates that capital expenditures will be approximately $25 million for fiscal 2002, and between $30 and $33 million for fiscal 2003. Gymboree anticipates that these expenditures will primarily be used to relocate and expand existing Gymboree stores, to open new domestic Gymboree and Janie and Jack stores and new Gymboree international stores, to update the storefronts of selected Gymboree stores, and to upgrade and replace information technology systems.

      Cash used in financing activities for the thirty-nine week period ended November 2, 2002 totaled $6.6 million compared to $1.2 million provided in the same period in the prior year. This change reflects the fact that we paid off all of our debt in 2002, offset by an increase in proceeds from the issuance of stock.

      Cash and cash equivalents were $38.2 million at November 2, 2002, an increase of $29.8 million from February 2, 2002, resulting primarily from cash provided from operations. Working capital as of November 2, 2002 was $66.7 million compared to $49.3 million as of February 2, 2002.

      On September 4, 2002, Gymboree amended its existing secured facility with Fleet Retail Finance, Inc., which decreased the overall credit line from $85 million to $60 million. This decrease was requested by Gymboree due to the increase in cash and cash equivalents available, which reduces its anticipated borrowing needs. The borrowing base requirements remain the same under the amended credit facility. This credit facility expires in September 2003.

      Gymboree anticipates that cash generated from operations, together with our existing cash resources and funds available from current credit facilities, will be sufficient to satisfy our cash needs through fiscal 2003. No assurance can be given that credit facilities will be available, when required, under terms acceptable to Gymboree.

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

      The table below summarizes by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of November 2, 2002.

	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate

	(In thousands, except weighted average
	rate)
British pounds sterling	$13,822	$(437)	1.4906
Canadian dollars	6,395	(73)	0.6322
Euro	533	(11)	0.9694

Total	$20,750	$(521)

Item 4.     Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer (collectively, the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for Gymboree. Such officers have concluded (based upon their evaluation of the effectiveness of the design and operation of these controls and procedures as of a date within 90 days of the filing of this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Gymboree in this report is accumulated and communicated to our management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no significant changes in Gymboree’s internal controls or in other factors that could significantly affect such internal controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.     Legal Proceedings

      Gymboree was named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was transferred to the U.S. District Court for the District of Hawaii and then subsequently transferred to the U.S. District Court for the District of the Northern Mariana Islands. The plaintiffs sought class-action status and alleged, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers at factories in Saipan that make products for us. The plaintiffs sought injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs and has placed in escrow a settlement payment of $173,636, but the settlement will not be final until approved by the court. In May 2002, the court granted class certification and preliminarily approved the settlement, but there can be no assurance that the court will grant final approval of the settlement. The court scheduled the hearing on final approval of the settlement for March 20, 2003.

Item 6.     Exhibits and Reports on Form 8-K

      (a) Exhibits

15.0	Letter re: Unaudited Interim Financial Information
99.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley of 2002.
99.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley of 2002.

      (b) Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended November 2, 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

By:	/s/ MYLES MCCORMICK

Myles McCormick
Chief Financial Officer and
Principal Financial and Accounting Officer

December 16, 2002

Date

CERTIFICATION

I, Lisa Harper, certify that:

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons performing equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ LISA HARPER

Lisa Harper
Chief Executive Officer and
Chairman of the Board of Directors

December 16, 2002

Date

CERTIFICATION

I, Myles McCormick, certify that:

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

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the board of directors (or persons performing equivalent functions):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ MYLES MCCORMICK

Myles McCormick
Chief Financial Officer and
Principal Financial and Accounting Officer

December 16, 2002

Date

EXHIBIT INDEX

Exhibit
Number	Description

15.0	Letter re: Unaudited Interim Financial Information
99.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley of 2002.
99.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley of 2002.