Form 10-K
period 2003-02-01
GYMBOREE CORP
filed 2003-05-02
CIK 786110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (650)579-0600

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class COMMON STOCK, $0.001 PAR VALUE	Name of each exchange on which registered NASDAQ NATIONAL MARKET

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of August 3, 2002, was approximately $281,676,000 based upon the last sales price reported for such date on the NASDAQ National Market.

     As of April 21, 2003, 29,305,977 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 25, 2003 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III.

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

PART 1

ITEM 1. BUSINESS

     The Gymboree Corporation is a leading international specialty retailer operating stores selling high quality apparel, accessories, and play programs for children under the GYMBOREE®, JANIE AND JACK and PLAY AND MUSIC® brands. We operate stores in the United States, Canada, Ireland and the United Kingdom, primarily in regional shopping malls and in selected suburban and urban locations. All references to “Gymboree,” “we,” “our,” “us,” and “the Company” in this Annual Report mean The Gymboree Corporation and its subsidiaries.

     Gymboree Retail Stores. Gymboree retail stores offer high quality apparel and accessories characterized by child-appropriate, fashionable colors and prints, complex embellishment, comfort, functionality and durability for children ages newborn to seven years. Under the Gymboree brand name, we design and contract manufacture children’s apparel and accessories for sale exclusively by Gymboree. As of February 1, 2003, we operated 573 Gymboree retail stores, including 524 stores in the United States, 24 stores in Canada, and 25 stores in Europe, as well as an online store at www.gymboree.com.

     Janie and Jack Retail Stores. Janie and Jack is a new retail store concept that we launched in the third quarter of 2002. The Janie and Jack stores offer high-quality, delicate apparel and gift accessories for children ages newborn to three years old. The stores target upscale gift and everyday buyers and have a look, feel and appeal that is differentiated from Gymboree. As of February 1, 2003, we operated 11 Janie and Jack stores in the United States, as well as an online store at www.janieandjack.com.

     Gymboree Play & Music. Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children ages newborn to four years old through sight, touch, sound and movement. Gymboree Play & Music also offers birthday party services and sells certain developmentally appropriate toys, and audiotapes. As of February 1, 2003, Gymboree’s Play & Music programs included 23 Company-operated play centers in California and 516 franchisee-operated play centers, of which approximately 65% are located in the United States, and the remaining 35% are located in other countries, including Australia, Brazil, Canada, France, Hong Kong, Ireland, Malaysia, Mexico, Norway, Singapore, South Korea, Switzerland, Taiwan, Thailand, United Arab Emirates and the United Kingdom. The first Play & Music location in mainland China is scheduled to open in the spring of 2003.

     Gymboree was organized in October 1979, as a California corporation, and re-incorporated as a Delaware corporation in June 1992.

BUSINESS STRATEGY

     Gymboree’s business strategy consists of the following principal elements:

—	High Quality Apparel: We strive to offer our customers high quality apparel with an excellent price/value relationship. We design the merchandise to be comfortable, functional, safe and durable by placing particular emphasis on high quality fabrics and detailed garment construction.

—	Brand Name Recognition: Gymboree has developed a clearly recognizable brand image, translating to “The Best for Your Kids.” This image was initially built through our Play & Music programs, a quality experience in the lives of young families, which was the original business of Gymboree. Customers associate shopping at Gymboree with unique, high quality, appealing, “kid-right” children’s clothing and accessories sold in an attractive and friendly environment.

—	Integrated Operations: We believe that the vertical integration of our design, contract production and retailing operations enables us to identify and respond to market trends, maintain rigorous product quality standards, closely monitor the distribution of our products, and maintain the highest quality of customer service.

—	Exclusive Distribution Channels: Our products are sold exclusively through Gymboree and Janie and Jack retail stores, the Gymboree and Janie and Jack online stores (www.gymboree.com and www.janieandjack.com) and, to a limited extent, through our Play & Music sites. We also liquidate inventory through other channels approximately two to three times a year.

—	Responsive Customer Service: Customer service and satisfaction are defining features of the Gymboree corporate culture. Assisting customers in merchandise selection and outfit coordination is the top priority of Gymboree team members. We believe that this customer service, in combination with our merchandise, encourages multiple item purchases per customer.

PRODUCTS AND MERCHANDISING

     Gymboree’s merchandise has evolved significantly over time. Prior to 1988, Gymboree offered unisex apparel for children ages six months to five years and a selection of non-apparel products, including toys. Since 1989, we have broadened our apparel and accessory merchandise assortment by developing separate big boys’, big girls’, baby boys’, baby girls’ and newborn lines that are designed utilizing child appropriate silhouettes, colors and fabrics, all under the GYMBOREE® and JANIE AND JACK labels.

     Our merchandising strategy focuses upon the quality and design of the apparel and accessory products and planned introduction of new product lines. Along with a steady supply of fashion, we offer seasonal basics in colors and designs intended to satisfy customers’ needs. Gymboree strives to create a distinctive look for its merchandise to enhance brand recognition and stimulate customer loyalty. The Gymboree division’s apparel is designed, manufactured, purchased and merchandised to support MatchmaticsTM, our wardrobing service that allows our customers to mix and match items to create multiple outfits.

     Each of the Gymboree division’s stores features 12-18 fashion merchandise lines per year. Each merchandise line generally consists of approximately 30-40 clothing items, encompassing matching tops and bottoms, with coordinated color palettes, patterns and designs. Additionally, each line features a selection of related accessories that complement the apparel, such as coordinated socks, hats, shoes and hair accessories. In order to maintain the freshness of its merchandise, the Gymboree division regularly updates the assortments by rotating each line on an 11 to 16-week selling cycle. Although Gymboree generally is unable to reorder items after a line has been purchased, we carefully monitor the rotation schedule and have the ability to accelerate the introduction of new lines based on selling demand. Gymboree follows a policy of buying inventory at levels intended to meet demand for full price selling and markdown sales, and follows a strict markdown policy based on the length of time merchandise is in the store. Gymboree allocates inventory purchases based on store volume and capacity in order to maximize inventory turns and gross margin dollars.

     The coordinated line deliveries are complemented by deliveries of basic merchandise. These items are intended to coordinate with several lines on a seasonal basis, and are generally less embellished and priced lower than the fashion offerings. The amount of any given delivery that is composed of basics varies by department. The basics are intended to increase outfit options and are an integral part of the Matchmatics service philosophy.

     The Gymboree division’s merchandise presentation maximizes customer convenience by displaying outfits and placing featured items in easily found, nearby displays. Our visual merchandising effort creates a compelling selling environment and assists team members in the process of Matchmatics. Our merchandise is displayed by department (big boy, baby boy, big girl, baby girl, newborn and sleep) within the store. Coordinating accessories are shown within each department. Seasonal “capsules”, which may include special seasonal merchandise (themed 4th of July items, Valentine’s Day, etc.), are displayed in various prominent areas in the store. The front table displays an assortment of items from select departments, and serves to feature a given segment of the product offering (pajamas for Christmas, Valentine’s Day items, etc.). A typical store offers approximately 200 to 250 new styles of apparel and accessories in each line.

JANIE AND JACK

     Janie and Jack is a new retail store concept that we launched in the third quarter of 2002. The Janie and Jack brand targets upscale gift and everyday buyers with high-quality, delicate apparel and gift accessories for children ages newborn to three years old.

     Clothing, sized preemie to 3T, has a European-style silhouette and is made from fine-quality fabrics such as fine-gauge cottons, velours and cashmere blends. Styling is classic and features special details such as hand embroidery. Our gift items include blocks and personalized blankets, plush and fabric bears, enamelware baby dishes and silver picture frames.

     Janie and Jack stores are designed to be inviting: warm, cozy and boutique-like. Stores have a vintage mercantile appearance, with wainscoting, tin ceilings and product displayed in clothing armoires. The Web site is similar in feel, with clean and classic styling and a shopping experience that mirrors the experience found in Janie and Jack stores. Customer service is personalized, with knowledgeable staff available to assist parents, grandparents, friends and family members in selecting a gift or outfit.

     Janie and Jack also features specially selected gift packaging. Boxes and bags are designed using floral prints and coordinating plaids and ginghams with scalloped tissue paper to help present the gift.

     As of February 1, 2003, we operated 11 Janie and Jack stores in the United States, as well as an online store at www.janieandjack.com.

DESIGN, SOURCING AND CONTRACT MANUFACTURING

     Gymboree apparel is characterized by distinctive designs, quality fabrication and construction and an excellent price/value relationship. Gymboree sources high-quality, comfortable and durable fabrics. Our merchandising and design team creates unique color combinations and original patterns for these fabrics and emphasizes durability, functionality and special detailing.

     Gymboree manages the production of apparel from the initial product concept, through color and pattern design, fabric and sample development and testing, and garment manufacturing. We believe that the vertical integration of our operations and the coordinated efforts of our merchandising and design, production, and planning teams enable Gymboree to create distinctive offerings and control quality. The merchandising and design teams determine the styles for merchandise based on an evaluation of current style trends, review of historical business performance and customer feedback. In conjunction with foreign buying agents, the production team arranges fabric sourcing and garment production while the quality team ensures that the final products satisfy Gymboree’s detailed product specifications and strict quality and safety standards. The process from initial product concept and design to receipt of finished product requires approximately nine months for fashion collections, and somewhat less time for basic items. Fabric and production commitments are made approximately five months before receipt of the finished garments at our distribution center.

     The majority of Gymboree apparel is manufactured to our specifications by approximately 200 independent manufacturers in key countries in the Far East including China, Indonesia, Macao, Taiwan, and Thailand, as well as Central America, Mexico, South America and the United States. Gymboree sources its fabric from approximately 20 vendors. Gymboree purchases all products in U.S. dollars. One buying agent accounts for the majority of Gymboree’s inventory purchases. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis.

     Gymboree’s quality control team arranges with independent testing laboratories to test fabrics prior to cutting against established performance standards for quality and safety. During the prototype sampling stage and following manufacturing, the technical teams test the merchandise to ensure that construction, workmanship and fit, as well as the style and appearance of the garments satisfy Gymboree’s stringent specifications. Subsequently, the production and quality control teams review the garment test and bulk production inspection results to verify that the quality is consistent with Gymboree’s high standards. Gymboree generally does not purchase its finished apparel products until manufacturing has been completed and the products have been approved by independent testing labs and Gymboree’s quality control and production teams.

     Gymboree engages factories that agree to our Terms of Vendor Engagement, which require compliance with local laws and, whether or not permitted by local law, require that factories not employ child, forced, prison or indentured labor. Gymboree’s personnel make periodic visits to factories, in addition to retaining a social compliance firm to conduct random audits of factories, including payroll practices and worker living conditions. In the event that we become aware of a significant violation of our Terms of Vendor Engagement, we will take action including, when we deem it appropriate, the ceasing of business with the affected factory.

STORE MANAGEMENT STRATEGY

     Our first priority is to improve the productivity of our existing store base by increasing sales, improving inventory flow and optimizing the allocation of product. In addition, Gymboree strategically manages the current store portfolio by expanding the size of high-performing stores (sometimes relocating to a larger store within the same mall), opening new stores in major metropolitan malls, certain secondary regional malls and in select downtown street locations that satisfy certain demographic and financial return criteria, and closing under-performing stores. In 2002, Gymboree opened 17 new stores in the United States (including 11 Janie and Jack stores), closed 10 stores in the United States, relocated 14 stores in the United States, opened 1 new store in Canada and closed 4 stores in the United Kingdom. The average size of new Gymboree stores opened during 2002 was approximately 1,900 square feet, while the average size of new Janie and Jack stores opened was approximately 1,300 square feet. During 2003, we plan to relocate and expand 20 Gymboree stores, open 15 to 20 new Gymboree stores and 10 to 15 new Janie and Jack stores, and close approximately 5 Gymboree stores. Included in our 2003 new store openings are approximately 5 Gymboree stores to be opened in Canada. Our ability to continue to expand the number of stores successfully in the future will depend on a number of factors, including the availability of suitable store locations, the negotiation of acceptable lease terms, our financial resources and the ability to control the operational aspects of our growth.

     Gymboree expanded from two Gymboree stores in California in 1986 to 584 Gymboree stores, including 535 stores in 50 states and the District of Columbia (including 11 Janie and Jack stores), 24 stores in Canada and 25 stores in Europe, as of February 1, 2003. The following table sets forth, by geographic region, the net number of stores opened and closed during each of the periods indicated.

	Fiscal Year
	Prior to 1998	1998	1999	2000	2001	2002	Total
East	120	30	6	-5	-1	-4	146
Midwest	92	24	1	0	-1	0	116
South	115	39	4	-3	-1	-1	153
West	91	14	0	0	3	1	109
Europe	6	18	7	1	-3	-4	25
Canada	11	4	4	1	3	1	24
Gymboree	435	129	22	-6	0	-7	573
Janie and Jack	0	0	0	0	0	11	11
Zutopia	0	0	19	0	-19	0	0
Total	435	129	41	-6	-19	4	584

     Less than 10% of Gymboree’s revenues were derived from outside the United States in 2002, 2001 and 2000, and less than 10% of Gymboree’s long-lived assets were located outside the United States in 2002, 2001 and 2000.

     Site Selection. In selecting new store sites, the Gymboree division typically looks for high traffic locations ranging from 1,500 to 3,000 square feet in regional malls, specialty centers and suburban main street locations. Our real estate process includes extensive analysis of potential store sites and bases its selection on the performance of other specialty retail tenants, size of the market and demographics of the surrounding area. In evaluating a store location, placement of the store relative to retail traffic patterns and the number of children in the trade area are important considerations. Although our current stores are located primarily in regional malls, we have opened stores in alternative locations. In addition, we plan to relocate some higher volume stores within the same malls where we anticipate receiving a competitive advantage.

STORE OPERATIONS

     The primary objective of store management is to maximize sales by providing superior customer service. Store management is principally responsible for the day-to-day management of the stores, sales training and implementing performance evaluation systems. In our continuing effort to minimize sales personnel time away from customers, operational procedures are reviewed and streamlined by the store operations team prior to implementation at the store level. This team is also responsible for field and store staffing, daily sales motivation and central office-to-store communications. Our merchandising team also interacts with store personnel and is responsible for developing merchandise presentation plans that can be effectively implemented at the store level. Ongoing communication between the merchandising team and store teams is a priority, as customers communicate their desires to store personnel who then provide feedback directly to the merchandising team.

     Gymboree North American store operations are managed by seven Regional Directors through a total of 4 zones. Each Zone Manager is responsible for 5-6 stores and 3-4 operating districts or areas. Each District Manager is responsible for 8-12 stores. Each Area Manager works out of one store and is responsible for 3-4 other stores. Store staffing levels vary with store volume. During the holiday selling season, store personnel levels are substantially increased to accommodate peak traffic levels. The 25 stores in Europe constitute one zone, which is divided into six areas with similar team member staffing as in North America.

     We offer store personnel a number of incentive programs. Team members receive compensation primarily in the form of hourly wages and can qualify for quarterly bonus/recognition programs. Store management qualifies for semi-annual bonus/recognition programs. Incentive structures are designed to maximize store contribution and comparable sales growth. Scheduling procedures allocate payroll hours to stores based on sales performance rather than simple availability. Regional Directors, Zone Managers, District Managers and Area Managers receive compensation in the form of salaries, performance-based bonuses and stock options.

CUSTOMER SERVICE

     Customer service is a defining feature of the Gymboree corporate culture. We believe that knowledgeable and enthusiastic store personnel have a direct impact on profitability. Gymboree places great emphasis on the selling function through consistent and on-going training and evaluation systems that are initiated by the central office and administered by field management at all levels. Our store managers spend much of their time on the sales floor managing, supervising and training their selling teams on how to assist customers. District Managers spend the majority of their workweek on selling floors, providing leadership by inspecting the total customer experience throughout their district. Regional Business Directors develop and execute business plans and are responsible for achieving plan numbers for their regions.

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

STORE ENVIRONMENT

     Gymboree division stores are designed to create an energetic and enjoyable shopping environment. The brightly lit stores and glass storefronts allow the colorful in-store environments to attract customers from the outside. Stores are constructed in an open manner, which enables customers to see virtually all product offerings from the store’s entrance.

     During 2000, we introduced a new storefront sign that matches our updated logo and trademark. The new signage has been applied to approximately 479 stores and the remainder of the stores are scheduled to receive the new signage before the end of 2003. When the new signage is added, the storefront will have a cleaner, updated look versus our former natural wood arches supported by giant children’s building blocks and brightly colored “dancing” letters. The signage change updates our look and at the same time attracts customer attention and invites customers to enter. Gymboree believes creating a uniform trademark presentation is important, from storefront to packaging, hang tags and labels inside our products.

     Inside Gymboree division stores, merchandise is displayed on fixtures, tables, mannequins and store walls by department in coordinated outfits. This allows easy accessibility and provides ample floor space for customers to maneuver strollers within the store. In January 2003, we introduced a new table fixture for the boy department that will support key merchandise items. We also updated 36 stores with new floor fixtures. While parents shop in Gymboree stores, children are encouraged to enjoy Gymboree videos which run continuously throughout the day on screens set at a child’s eye level.

MARKETING AND PROMOTION

     Our goal in all marketing activities is to promote customer loyalty and to continue to expand our customer base. In an effort to achieve our goals we are continuously testing various methods for message delivery and promotional programs that add value to the customer experience. During 2001, we introduced a new promotional program called “Gymbucks” designed to provide multiple purchase incentives and to enhance customer loyalty. The program proved very successful in 2001 and 2002, and we intend to continue the program in 2003. We also conducted various direct mail campaigns, both through the mail and online. Looking forward, we will undertake in-store events and planned promotions, cross-promotional opportunities, and public relations. We also believe that creating synergy between the Gymboree Retail stores and Play & Music programs may help fuel effective marketing, advertising and promotional efforts.

ELECTRONIC COMMERCE

Gymboree first launched its web site at www.gymboree.com in 1997. In 2001, we re-launched our site in an effort to better align the experience found online with the experience found in our stores. Our web site offers our entire product offering for children between the ages of newborn and seven years. In addition, we also offer online registration for our Gymboree Play & Music classes at selected U.S. locations. In 2002, we launched www.janieandjack.com, which offers our entire Janie and Jack product offering for children between the ages of newborn and three years. We plan to continue to invest in technology, operations, and merchandise offerings to meet business demands and our customer’s expectations.

MERCHANDISE DISTRIBUTION

     Gymboree’s merchandise is shipped primarily via ocean carriers from foreign ports to ports in the U.S., Canada and Ireland. From there it is delivered to our distribution centers located in Dixon, California (for U.S. stores), Toronto, Ontario (for Canadian stores), and Shannon, Ireland (for European stores). Contract manufacturers or vendors are required to complete manufacturing and deliver merchandise to our foreign consolidators within a designated shipping window. This shipping window ensures timely delivery of the product to Gymboree’s U.S., Canadian and Irish distribution centers using cost-effective ocean transportation.

     Our transportation department coordinates the transportation of all purchase orders and monitors the timeliness of these shipments. Customs clearance takes place upon entry of goods to the U.S., Canada and Ireland.

     Our U.S. merchandise is received, checked, processed and distributed through our U.S. distribution center in Dixon, California. This distribution center is a Gymboree-owned 300,000 square foot facility, which opened in January 1998. New lines are received at the distribution center approximately three to four weeks before the intended in-store date. The merchandise is processed, packed by store, and delivered to the store on a targeted date approximately once per month. Merchandise is periodically replenished based on store sell-through. Merchandise for distribution to Europe is shipped directly from the factory to a 26,000 square foot leased facility in Shannon, Ireland, where it is processed for delivery to the stores. Merchandise destined for Canadian stores is shipped directly to a third-party distribution center in Toronto, Canada.

     Outbound transportation is also coordinated by our transportation team. During 2002, store orders were consolidated by region and shipped via truckload carriers into the downstream terminals of regional less-than-truckload carriers, allowing Gymboree to build full trailers, thereby reducing the delivery cost per unit. We continue to evaluate outbound transportation alternatives in order to provide the most cost-effective and efficient delivery from our distribution centers to our stores.

MANAGEMENT INFORMATION SYSTEMS

     Gymboree’s information systems department integrates store, merchandising, distribution and financial information systems. These systems operate on Unix and NT platforms. Sales and other inventory management information are updated daily in the merchandise reporting systems by interfacing with each store’s point-of-sale system. Gymboree evaluates information obtained through daily reporting to supplement merchandising decisions regarding replenishments, markdowns and allocation of merchandise.

     Gymboree believes that our information systems are essential in achieving our growth plans and maintaining a competitive industry position. We have put in place a strategic plan to upgrade our systems infrastructure, including replacing legacy systems in the merchandising and store systems areas.

PLAY & MUSIC PROGRAMS

     As of February 1, 2003, Gymboree’s Play & Music programs included 23 company-operated play centers in California and 516 franchisee-operated play centers, of which approximately 65% are located in the United States, and the remaining 35% are located in other countries, including Australia, Brazil, Canada, France, Hong Kong, Ireland, Malaysia, Mexico, Norway, Singapore, South Korea, Switzerland, Taiwan, Thailand, United Arab Emirates and the United Kingdom. The first Gymboree Play & Music location in mainland China is scheduled to open in the spring of 2003. In addition to generating income, we believe that the Gymboree Play & Music programs provide attractive cross-marketing opportunities for Gymboree stores and further strengthen the GYMBOREE® brand name recognition with retail customers.

     The Gymboree Play & Music programs are designed to enhance early childhood development through fun-filled sensory and motor activities that engage children through sight, touch, sound and movement. Motor skill development is stimulated through physical play and exercise in an exciting and safe environment, which includes proprietary, developmentally appropriate play equipment. The Gymboree Play & Music programs involve weekly 45-minute classes offered throughout the year. Classes are designed to interest and challenge children through activities that are tailored to enhance mental and physical development as well as to provide opportunities for socializing. In addition to sliding, climbing, jumping and running, classes include music, structured play activities, games and often a finale featuring a colorful parachute, songs, bubbles, and GYMBO® the clown. Gymboree Play & Music also offers birthday party services and sells certain developmentally appropriate toys and audiotapes. At least one parent or caregiver accompanies each child and participates in the activities with the child.

     Gymboree classes are offered to children aged newborn through four years old. GymBabies (for ages newborn to six months) introduce sensory play with special props and equipment. GymCrawlers (6 to 12 months) develop upper-body stability, strength and coordination. GymWalkers (10 to 18 months) emphasize pre-walking and early walking skills and enhance strength, socialization, walking, balance and coordination. GymRunners (14 to 28 months) encourage exploration and build motor skills. GymExplorers (for two year olds) explore movement, stories, puppetry and songs. GymKids (three year olds) learn non-competitive skills like catching, throwing, kicking and tumbling. GymPairs classes are designed for parents with two mobile children; activities are modified to serve the needs of each participant. The music curriculum for children from 6 months through four years old covers various musical styles, instruments, rhythm and dance movement. In April 2003, Gymboree Play & Music introduced a new arts curriculum, entitled Gymboree Arts. This programming consists of two levels, GymArts I (18 months to 30 months) and GymArts II (30 months to 5 years). Class duration for GymArts I and GymArts II is 75 minutes and 90 minutes, respectively. Like all Gymboree programming, these classes will be age-appropriate and emphasize open-ended and creative activities. Components of the classes will include painting, sculpting, tactile exploration, dress-up, song and story times. This program will be an optional offering for franchise operators until the Fall of 2003 at which time it will become a required offering for all Gymboree Play & Music franchisees.

     Gymboree’s standard franchise agreement provides for an initial term of 10 years. Upon signing the franchise agreement, each United States and Canadian franchisee currently pays an initial fee of $35,000 (USD) and $25,000 (USD) for the franchisee’s first play center location, $27,000 (USD) and $20,000 (USD) for the second, $23,000 (USD) and $17,000 (USD) for the third, and $20,000 (USD) and $15,000 (USD) for the fourth and each subsequent location, respectively. Each international (excluding Canadian) franchisee pays an initial fee ranging from $85,000 (USD) to over $1,000,000 (USD), depending on the franchise area for a Master Franchise and receives the right to sub-franchise sites. Gymboree receives up to 20% of the fees paid by sub-franchisees to the Master Franchisee. Both United States and international franchises are renewable for one additional 10-year term, and Gymboree receives no fee upon the renewal of a franchise. Gymboree receives a royalty of 6% of each domestic franchisee’s gross receipts from operations, and a fee of approximately $10,500 upon the transfer of a franchise from one domestic franchisee to another. Currently, Gymboree supplies the franchisees with program aids, equipment and consumer products at a cost to the franchisee and conducts initial and ongoing training programs.

     Gymboree will continue offering franchises for sale in 2003.

TRADEMARKS AND SERVICE MARKS

     In the United States, Gymboree is the owner of the trademarks and service marks “GYMBOREE” and “MATCHMATICS” and the trademarks “GYMBO” and “GYMBABY”. These marks and certain other of Gymboree’s marks are registered in the United States Patent and Trademark Office, and the mark “GYMBOREE” is also registered, or is the subject of pending applications, in approximately 73 foreign countries. The Company also has a pending application for the trademark “JANIE AND JACK” in the United States. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Gymboree’s rights in the “GYMBOREE” mark and other marks are a significant part of our business. Accordingly, we intend to maintain the mark and the related registrations. Gymboree is not aware of any material claims of infringement or other challenges to our right to use the mark in the United States.

     Gymboree uses a number of other trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to create and sustain demand for and market our products.

ZUTOPIA

     Gymboree launched the Zutopia concept in 1999. During 2000, Gymboree decided to focus its efforts on expanding the core Gymboree brand and, accordingly, entered into an agreement with The Wet Seal, Inc. to sell the 19-store Zutopia chain. Under the agreement, substantially all the assets of the Zutopia stores, along with the trademark and the rights to the Internet site www.Zutopia.com, were transferred to The Wet Seal, Inc. as of March 25, 2001. In addition, The Wet Seal, Inc. assumed all rights and obligations under the leases for 18 of the 19 stores. The remaining store was closed. Gymboree is the guarantor on lease agreements for 14 of the 19 stores sold. As a result of the sale, Gymboree recognized a loss of $5.0 million in the fourth quarter of 2000, which included a loss on the sale of property and equipment, a reserve for inventory and an accrual for legal fees and severance.

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

Because we purchase our products internationally, our business is sensitive to risks associated with international business.

     Gymboree’s products are currently manufactured to specifications by independent factories located primarily in Asia, as well as Central America, South America, Mexico, the Middle East, and the United States. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions including epidemics, natural disasters, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. Gymboree cannot predict the effect of such factors on our business relationships with foreign suppliers. If our current foreign manufacturing sources or mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our results of operations and financial position.

Our business may be harmed by additional United States regulation of foreign trade or customs delays.

     Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and results of operations. If the U.S. government imposes any such charges or restrictions, the supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results. Unforeseen delays in customs clearance of any goods could have a material adverse impact on our ability to deliver complete shipments to our stores, which in turn could have a material adverse effect on our business and operating results.

We may suffer negative publicity if any of our products are found to be unsafe.

     Gymboree currently tests products sold in our stores. If these products have safety problems of which we are not aware or if the Consumer Product Safety Commission recalls a product sold in our stores, we may experience not only negative publicity, which could adversely impact our sales and reputation, but also product liability lawsuits, which could have a material adverse effect on our reputation, business and our financial position.

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

     In 2002, one buying agent accounted for a majority of the company’s inventory purchases. Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory and as a result could have a material adverse effect on our business and operating results.

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

     We have embarked on a comprehensive strategy to upgrade the company’s legacy information systems infrastructure. A significant disruption in the implementation process resulting in the failure of systems to integrate properly could result in delays in reporting and inventory management which could in turn have a material adverse effect on our business and operating results. There can also be no assurance that the company can maintain or protect its web application from a significant disruption that could result in a material adverse effect on its web revenue.

Damage to our computer systems could severely hamper our ability to manage our business.

     Our operations depend on our ability to maintain and protect our computer systems, on which we rely to manage our purchase orders, store inventory levels, web applications, accounting functions and other aspects of our business. We have computer systems located in each of our stores, with the main database server for our systems located in Burlingame, California, which exists on or near known earthquake fault zones. An earthquake or similar disaster could severely damage our business and results of operations not only by damaging our stores, but also by damaging our main server, which could disrupt our business for an indeterminate length of time. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events.

TEAM MEMBERS

     As of February 1, 2003, Gymboree had 7,136 full-time and part-time team members or 3,407 full-time equivalents. In addition, a significant number of seasonal team members are hired during each holiday selling season. None of our team members are represented by a labor union, and we believe that our relationship with our team members is good.

FINANCIAL INFORMATION

     Financial information for Gymboree’s segments and for Gymboree’s international subsidiaries for each of the three years ended February 1, 2003, February 2, 2002 and February 3, 2001 is contained in Note 10 of the Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION

     We make available on our website at www.gymboree.com, under “Financial Resources,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth current information regarding our executive officers.

Name	Age	Position
Lisa M. Harper	43	Chair of the Board and Chief Executive Officer
Myles B. McCormick	31	Chief Financial Officer, Vice President and Secretary
Marina Armstrong	40	Vice President, Human Resources, and Assistant Secretary
Deborah J. Nash	40	Vice President and General Merchandise Manager
Donald Hendricks	37	Vice President, Operations & Technology

     Lisa M. Harper has been Chief Executive Officer since February 2001 and Chair of the Board since June 2002 and has been a director of Gymboree since June 2000. Ms. Harper joined Gymboree in January 1999 as Vice President, Design. From December 1999 until February 2000, she served as our Senior Vice President, Merchandising and Design. From February 2000 until September 2000, Ms. Harper served as our General Merchandise Manager. From September 2000 until February 2001, she served as our President. From February 2001 to June 2002, Ms. Harper also served as Vice Chair of the Board. Ms. Harper previously served as our Director of Design and Merchandising from 1993 to 1995. Ms. Harper has also held merchandising and design positions with several other clothing retailers, including Limited Too, Esprit, GapKids, Mervyn’s and Levi Strauss.

     Myles B. McCormick joined Gymboree in May 2001 as Vice President of Finance and was promoted to Chief Financial Officer in February 2002. Prior to joining Gymboree, Mr. McCormick served as Senior Manager of Global Publishing for Electronic Arts from August of 2000 to May 2001. Mr. McCormick was Vice President of Finance and Operations for Xuny.com from January 2000 to August 2000, was the Director of Financial Planning for Bebe Stores, Inc. from 1998 to 2000, and was Director of Financial Strategy for Esprit de Corp. from 1994 to 1998. Before joining Esprit, Mr. McCormick was an associate with the Lincoln Financial Group.

     Marina Armstrong joined Gymboree in May 1997 as a District Manager. In February 1998, she was named Director Recruiting and Staffing. In February 1999, Ms. Armstrong was named Vice President, Organizational Development, and in June 1999 was named Vice President, Human Resources. Ms. Armstrong was named Assistant Secretary in March 2002.

     Deborah J. Nash joined Gymboree in April 1997 as a Merchandise Manager. She was named Director, Merchandising in February 2000, and was named Vice President, Merchandising in September 2000. Ms. Nash was named General Merchandise Manager in January 2003.

     Donald H. Hendricks joined Gymboree in November 1998 as Director, Product Information Systems and Technology. Mr. Hendricks was named Senior Director, IS&T Operations in November 1999. He was named Vice President, Technology Services in September 2000, and was named Vice President, Operations & Technology in June 2002.

ITEM 2. PROPERTIES

     Gymboree’s corporate campus is located in three office buildings in Burlingame, California, which we occupy under leases expiring between 2003 and 2006.

     We own a 300,000 square foot distribution center on 21 acres in Dixon, California. All products are distributed to our U.S. stores from this facility. Gymboree leases a 26,000 square foot distribution center in Shannon, Ireland for European operations, and utilizes a third-party owned and operated distribution center in Toronto, Ontario, Canada for Canadian operations.

     At February 1, 2003, Gymboree’s 584 stores included an aggregate of approximately 1,040,000 square feet of space. Our stores are all leased, typically for a 10-year term, and include a cancellation clause if minimum revenue levels are not achieved. In most cases, Gymboree pays a minimum rent plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses. In addition, we operate 23 Play & Music sites under leases that expire between 2003 and 2010. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     Gymboree was named as a defendant in a lawsuit relating to sourcing of products from Saipan (Commonwealth of the Northern Mariana Islands). A complaint was filed on January 13, 1999 in the U.S. District Court, Central District of California, by various unidentified worker plaintiffs against Gymboree and approximately 25 other parties. The case was transferred to the U.S. District Court for the District of Hawaii and then subsequently transferred to the U.S. District Court for the District of the Northern Mariana Islands. The plaintiffs sought class-action status and alleged, among other things, that Gymboree (and other defendants) violated the Racketeer Influenced and Corrupt Organizations Act in connection with the labor practices and treatment of workers at factories in Saipan that make products for us. The plaintiffs sought injunctive relief as well as actual and punitive damages. Gymboree has agreed to a settlement with the plaintiffs and has placed in escrow a settlement payment of $165,606. In April 2003, the court granted final approval of the settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Gymboree’s common stock is traded on the Nasdaq National Market under the symbol “GYMB.” The following table sets forth the quarterly high and low sale prices per share of our common stock over the last two fiscal years, as reported on the Nasdaq National Market.

	Fiscal 2002		Fiscal 2001
	High	Low	High	Low
First Quarter	19.30	10.90	16.38	6.37
Second Quarter	19.94	10.98	8.53	4.38
Third Quarter	20.30	11.41	9.28	5.10
Fourth Quarter	21.50	13.08	14.31	9.07

     As of April 21, 2003, the number of holders of record of Gymboree’s common stock totaled approximately 655. Gymboree has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of Gymboree’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions. In addition, Gymboree is restricted from paying dividends under the terms of its existing credit facility.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the consolidated financial statements of Gymboree. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	2002	2001	2000 (1)	1999	1998
	(In thousands, except operating data and per share amounts)
Statement of Operations Data:
Net sales:
Retail	$531,859	$505,969	$448,843	$437,378	$457,540
Play &; Music	14,940	13,977	13,140	11,675	10,056

	546,799	519,946	461,983	449,053	467,596
Cost of goods sold, including buying and
occupancy expenses	(316,903)	(328,101)	(329,049)	(285,972)	(297,826)

Gross profit	229,896	191,845	132,934	163,081	169,770
Selling, general and administrative expenses	(194,071)	(180,792)	(191,141)	(181,138)	(160,316)

Operating income (loss)	35,825	11,053	(58,207)	(18,057)	9,454
Foreign exchange gains (losses), net	204	(432)	130	(55)	187
Interest income (expense)	(533)	(3,174)	(1,871)	877	265

Income (loss) before income taxes	35,496	7,447	(59,948)	(17,235)	9,906
Income tax benefit (expense)	(13,666)	(2,867)	23,080	6,635	(3,665)

Net income (loss)	$21,830	$4,580	$(36,868)	$(10,600)	$6,241

Basic income (loss) per share	$0.75	$0.16	$(1.38)	$(0.44)	$0.26
Diluted income (loss) per share	$0.71	$0.16	$(1.38)	$(0.44)	$0.26
Basic weighted average shares outstanding	28,992	28,326	26,686	24,315	24,164
Diluted weighted average shares outstanding	30,633	29,377	26,686	24,315	24,227

Operating Data:
Number of stores at end of period	584	580	599	605	564
Net sales per gross square foot at period-end (2)	$511	$494	$425	$417	$551
Net sales per average store	$911,000	$872,000	$749,000	$723,000	$811,000
Comparable store net sales increase (decrease) (3)	4%	16%	(1% )	(17%)	(1% )

Balance Sheet Data:
Working capital	$76,739	$49,268	$33,374	$57,225	$76,314
Total assets	255,136	219,629	244,442	240,918	255,594
Long-term debt	—	8,830	16,443	10,877	11,460
Stockholders’ equity	169,418	142,429	134,116	158,462	168,372

Notes:

(1)	2000 includes 53 weeks.

(2)	Equals retail sales divided by total square feet of store space as of each fiscal year-end.

(3)	A comparable store is one that has been opened for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable stores net sales in fiscal years 2002 through 1998 were calculated on a 52-week basis.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Gymboree Corporation was founded in 1976 as a provider of interactive parent-child play programs and began to franchise this business in 1979. In 1986, we opened our first retail store featuring children’s apparel and accessories. Through the end of 2002, we had grown to 584 stores, including 535 stores in 50 states and the District of Columbia (including 11 Janie and Jack stores), 24 stores in Canada and 25 stores in Europe.

     Gymboree’s net sales for 2002 increased to $546.8 million from $519.9 million in 2001 and $462.0 million in 2000. Our net income totaled $21.8 million in 2002 compared to $4.6 million in 2001, and a net loss of $36.9 million in 2000. Comparable store net sales, based on a 52-week period, increased 4% during 2002 versus 2001, 16% during 2001 versus 2000, and decreased 1% in 2000 versus 1999. We expect that future increases in net sales and net income will be dependent on the ability to generate increased sales within existing stores, the opening of new store locations, and generating profitability in international stores.

     Gymboree’s year-end is on the Saturday closest to January 31. Fiscal year 2002, which included 52 weeks, ended on February 1, 2003. Fiscal 2001 and 2000, which included 52 and 53 weeks, ended on February 2, 2002 and February 3, 2001, respectively.

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We identified our most critical accounting policies and estimates to be those related to inventory valuation, asset impairment, workers’ compensation, sales return reserve and income taxes.

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

     Workers’ Compensation. Gymboree is primarily self-insured for workers’ compensation insurance. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported. Should a greater amount of claims occur compared to what was estimated or costs of the claims increase beyond what was anticipated, reserves recorded may not be sufficient and additional accruals may be required in future periods.

     Sales Return Reserve. The Company records a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected by management, additional sales returns may be recorded in the future.

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

2002 Compared to 2001

Net Sales

     Net retail sales for the fifty-two weeks ended February 1, 2003 increased to $531.9 million from $506.0 million in the fifty-two weeks ended February 2, 2002, an increase of $25.9 million, or 5.1%. Comparable store sales for the 52-week period increased 4% over the same 52-week period last year. The increase primarily reflects sales associated with the net comparable store sales increase ($20.6 million), sales from 18 new stores opened during 2002 (including 11 Janie and Jack stores) ($5.8 million), incremental sales from 14 stores relocated during 2002 ($1.1 million), the incremental revenue from store additions or relocations made during 2001 ($5.8 million) and an increase in shipping income ($0.7 million). This increase was partially offset by a decrease in sales of $8.1 million from stores closed in 2001 and 2002. Management attributes the sales increase to improvements in the overall merchandise assortments and inventory levels from the prior year that supported an increase in the average transaction value, offset in part by a lower volume of transactions. The number of retail stores open at the end of the period was 584, compared to 580 open at the end of 2001. Play & Music net sales for the fifty-two weeks ended February 1, 2003 increased to $14.9 million from $14.0 million in the fifty-two weeks ended February 2, 2002, an increase of $.9 million or 6.4%. The increase was primarily due to an increase in the number of franchised operating locations and higher royalties from existing franchisees. There were 539 Play & Music sites at the end of the period, compared to 484 at the end of 2001.

Gross Profit

     Gross profit for the fifty-two weeks ended February 1, 2003 increased to $229.9 million from $191.8 million in the fifty-two weeks ended February 2, 2002, an increase of $38.1 million, or 19.8%. As a percentage of net sales, gross profit increased to 42.0% from 36.9% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to higher merchandise margins as a result of lower promotional rates as compared to the prior year, as well as the successful execution of our inventory management initiatives. The increase was also attributable to increased operating leverage on occupancy and buying expenses due to the increase in sales.

Selling, General and Administrative Expenses

     Selling, general and administrative expenses (“SG&A”), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $194.1 million for the fifty-two weeks ended February 1, 2003 from $180.8 million in the fifty-two weeks ended February 2, 2002, an increase of $13.3 million or 7.4%. As a percentage of net sales, SG&A increased to 35.5% in 2002 compared to 34.8% in 2001. The increase in SG&A expenses was primarily due to an increase in transportation costs related to the West Coast port strike, employee compensation, depreciation on new information systems and development costs for the new Janie and Jack store concept, offset in part by a net recovery of approximately $1 million received for a lease buyout in the United Kingdom.

Foreign Exchange Gains (Losses), Net

     Net foreign exchange gains totaled $204,000 for the fifty-two weeks ended February 1, 2003 compared to losses of $432,000 in 2001. These gains (losses) resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Expense

     Interest expense of $1.2 million was incurred for the fifty-two weeks ended February 1, 2003, compared to interest expense of $3.5 million for the same period last year. The decrease was due to lower average borrowings and lower interest rates. Included in interest expense for 2002 was $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of Gymboree’s debt.

Interest Income

     Interest income increased to $712,000 for the fifty-two weeks ended February 1, 2003 from $301,000 in the same period last year due to interest earned on higher cash and cash equivalent balances on a year-over-year basis.

Income Tax

     Gymboree’s effective tax rate for 2002 and 2001 was 38.5%. See Note 7 of the Notes to Consolidated Financial Statements.

2001 Compared to 2000

Net Sales

     Net retail sales for the fifty-two weeks ended February 2, 2002 increased to $506.0 million, from $448.8 million in the fifty-three weeks ended February 3, 2001, an increase of $57.2 million, or 12.7%. Comparable store sales for the 52-week period in 2001 increased 16% over the same 52-week period in 2000. The increase reflects sales associated with the net comparable store sales increase ($68.4 million), sales from 11 new stores opened during 2001 ($4.2 million), incremental sales from 10 stores relocated during 2001 ($1.4 million), and the annualized revenue from store additions or relocations made during 2000 ($4.3 million). These increases more than offset the loss of sales associated with the exclusion of the 53rd week, the loss of sales from non-Zutopia stores closed during 2001, and the sale/closure of Zutopia on March 25, 2001. Management believes the increase in comparable store sales was primarily attributable to improvements in the overall product offering and inventory levels that supported increases in both average transaction values and overall transactions processed in 2001 over 2000. The number of stores open at the end of the period was 580, compared to 599 open at the end of 2000 (which included 19 Zutopia stores). The reduction in overall store count reflects the sale of 18 and closure of 1 Zutopia stores. Play & Music net sales for the fifty-two weeks ended February 2, 2002 increased to $14.0 million from $13.1 million in 2000, an increase of $.9 million or 6.9%. The increase was primarily due to increases in domestic franchise activity, royalties from existing franchises, and improved performance related to the company’s 25 owned locations, which more than offset the impact from revenue associated with the additional week in 2000. There were 484 Play & Music sites at the end of 2001, compared to 439 at the end of 2000.

Gross Profit

     Gross profit for the fifty-two weeks ended February 2, 2002 increased to $191.8 million from $132.9 million in the fifty-three weeks ended February 3, 2001, an increase of $58.9 million, or 44.3%, primarily attributable to the increase in net sales. Gross profit in 2000 reflected the additional week for the year, and to a lesser extent, gross profit relating to Zutopia. As a percentage of net sales, gross profit in 2001 increased 8.1 percentage points to 36.9% from 28.8% in 2000. The increase in gross profit as a percentage of net sales in 2001 compared to 2000 was attributable to lower promotional rates in response to stronger product acceptance and better inventory management, lower production costs, and leverage on occupancy and buying costs as a result of the increase in comparable store sales.

Selling, General and Administrative Expenses

     SG&A decreased as a percentage of net sales to 34.8% in 2001 compared to 41.4% in 2000 (excluding special charges). Special charges were $6.3 million in 2000 and resulted from the loss associated with the sale of Zutopia to The Wet Seal, Inc. and the impairment reserve for store assets and software costs related to website development. See discussion of impairment reserve and special charges in Notes 2 and 3 of the Notes to Consolidated Financial Statements. Excluding the special charges, the decrease in SG&A, as a percentage of net sales, was primarily attributable to an increase in net sales in conjunction with the savings related to Zutopia and lower overall distribution and selling expenses.

Foreign Exchange Gains (Losses), Net

     Net foreign exchange losses totaled $432,000 for the fifty-two weeks ended February 2, 2002 compared to a net gain of $130,000 in 2000. These gains (losses) resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Expense

     Interest expense of $3.5 million was incurred for the fifty-two weeks ended February 2, 2002 as compared to $2 million for the fifty-three weeks ended February 3, 2001. The increase was due to higher average borrowings at lower interest rates.

Interest Income

     Interest income increased to $301,000 for the fifty-two weeks ended February 2, 2002 from $115,000 in the fifty-three weeks ended February 3, 2001 due to interest earned on higher cash and cash equivalent balances on a year-over-year basis.

Income Tax

     Gymboree’s effective tax rate for 2001 and 2000 was 38.5%. See Note 7 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

     During 2002 and 2001, Gymboree satisfied its cash requirements through cash flows from operations as compared to 2000 when cash requirements were met through a combination of equity financing and borrowings. Primary uses of operating cash flows during 2002 and 2001 were to repay borrowings, relocate and expand stores, open new stores (including 11 Janie and Jack stores) and purchase information technology systems, compared to 2000 when cash was used to finance operating activities and capital expenditures.

     The combined balances of cash and cash equivalents totaled $60.6 million and $8.4 million at February 1, 2003 and February 2, 2002, respectively.

     Working capital as of February 1, 2003 totaled $76.7 million compared to $49.3 million at February 2, 2002. The increase in working capital was primarily due to an increase in operating cash flow that resulted in a decrease in borrowings needed to fund operations, as well as a tax refund of $16.5 million. During 2002, Gymboree generated $84.8 million from operating activities primarily due to net income before depreciation and amortization of $48.1 million, the tax refund of $16.5 million and an increase in accounts payable and accrued liabilities of $20.5 million. During 2002, investing activities consisted almost entirely of capital expenditures totaling $25.9 million, primarily related to the opening of 18 new domestic and international stores (including 11 Janie and Jack stores), the relocation and expansion of 14 stores, and information technology improvements. During 2002, financing activities used $5.8 million, reflecting repayments on borrowings of $9.5 million, offset by proceeds from the exercise of warrants and stock options of $3.7 million. During 2001, Gymboree generated $39.3 million from operating activities primarily due to net income before depreciation and amortization of $28.7 million, offset by a decrease in inventory of $14.2 million and a decrease in accounts payable of $10.9 million. During 2001, investing activities consisted of capital expenditures totaling $19.1 million, primarily related to the opening of 11 new domestic and international stores, the relocation and expansion of 10 stores, updating of store fronts of approximately 150 stores and information technology system expenditures, and proceeds from the sale of Zutopia assets of $3.2 million. During 2001, financing activities used $20.6 million, reflecting repayments on borrowings of $23.8 million, offset by proceeds from the exercise of warrants and stock options of $3.2 million.

     In August 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders (“bank”). This facility, as amended, provides for an overall credit line of $60 million that may be used for working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. A blanket lien on merchandise inventories and other assets secures the credit facility. Gymboree’s maximum borrowing under the credit facility may not exceed the lesser of (a) $60 million or (b) the total of (i) the adjusted value of acceptable inventory, including eligible letter of credit inventory (subject to advance rates); plus (ii) 85% of Gymboree’s eligible credit card accounts receivable; plus (iii) 100% of eligible investments; minus (iv) applicable reserves. Gymboree’s annual capital expenditures are limited. This credit facility expires in September 2003. Gymboree intends to either renew or replace this credit facility on substantially similar terms.

     As of February 1, 2003, approximately $16.3 million was available pursuant to such facility. The interest rate during the term of the facility is based on the bank’s Reference Rate plus an applicable margin of up to 0.25% or Eurodollar rate plus an applicable margin of up to 2.50%. As of February 1, 2003, the interest rate was 4.25%. In 2002, the Company exceeded its annual capital expenditures covenant. On April 24, 2003, the Company obtained a consent from Fleet Retail Finance, Inc. to cure this covenant violation.

     On August 24, 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%, which was repaid in January 2002.

     During 1998, Gymboree issued two promissory notes totaling $12 million, both secured by our distribution center in Dixon, California. On April 16, 2001, Gymboree entered into an amendment that increased the interest rates and removed certain financial covenants in the two promissory notes. These notes, which were due October 2005 and January 2009, were repaid in the third quarter of 2002. Gymboree recognized $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of these notes, and in accordance with Statement of Financial Accounting Standards No. 145, included the charge in interest expense in the accompanying statements of operations.

     Gymboree estimates that capital expenditures during 2003 will be approximately $33 million, and will primarily be used to open 15-20 new Gymboree stores as well as 10-15 new Janie and Jack stores, and to continue the systems infrastructure replacement.

     We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through 2003.

Summary Disclosures about Contractual Obligations and Commercial Commitments

     The following table reflects a summary of our contractual cash obligations as of February 1, 2003:

Contractual Cash Obligations

($ in thousands)	1-3 years	4-5 years	After 5 years	Total
Documentary and stand-by letters of credit	$38,786	$—	$—	$38,786
Operating leases	127,669	59,591	69,361	256,621

Total contractual cash obligations	$166,455	$59,591	$69,361	$295,407

     Gymboree is the guarantor on lease agreements for 14 of the 19 Zutopia stores sold to The Wet Seal in 2000 and a Play & Music site sold to a franchisee in 2002. The guarantees on the Zutopia store leases are effective until the leases expire, which occurs through 2009. The guarantee on the Play & Music site is effective until November 30, 2003. The lease guarantees require that Gymboree make all required lease payments upon default by the current tenants. Gymboree’s maximum potential amount of future payments under the guarantees approximates $15.8 million, excluding amounts that would be payable based on a percentage of sales, as such amounts cannot be estimated. Gymboree does not have recourse against The Wet Seal, Inc. or the Play and Music franchisee in case of non-performance. The following table reflects a summary of our lease guarantees as of February 1, 2003.

Lease Guarantees

($ in thousands)	1-3 years	4-5 years	After 5 years	Total
Lease guarantees	$7,348	$5,018	$3,461	$15,827

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Gymboree adopted this Statement on February 3, 2002. The adoption of this Statement did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. Gymboree adopted this Statement on May 16, 2002, and accordingly, recognized $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of debt as interest expense in the accompanying statements of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for the fair value of the costs associated with an exit or disposal activity be recognized when the liability is incurred. Gymboree will adopt SFAS No.146 on February 2, 2003. The adoption of this Statement will impact the timing and amount of charges recorded related to future restructurings, if any.

     In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 as described above and included in the accompanying financial statements.

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

     The table below summarizes by major currency the notional amounts and fair values of our open forward foreign exchange contracts in U.S. dollars as of February 1, 2003 and February 2, 2002.

	February 1, 2003
(In thousands)	Notional Amount	Fair Value Gain/(Loss)	Weighted Average Rate
British pounds sterling	$17,456	$(752)	$1.63
Canadian dollars	9,791	(147)	0.65
Euro	5,641	(113)	1.08

Total	$32,888	$(1,012)

	February 2, 2002
(In thousands)	Notional Amount	Fair Value Gain/(Loss)	Weighted Average Rate
British pounds sterling	$3,716	$43	$1.41
Canadian dollars	2,509	28	0.63

Total	$6,225	$71

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	February 1, 2003	February 2, 2002
	(In thousands, except share data)
Current Assets:
Cash and cash equivalents	$60,628	$8,429
Accounts receivable, net of allowance of $66 and $30	7,506	7,693
Merchandise inventories	62,561	63,584
Prepaid expenses	9,181	8,302
Deferred taxes	1,583	5,938

Total current assets	141,459	93,946

Property and Equipment:
Land and buildings	10,371	9,943
Leasehold improvements	92,126	87,983
Furniture, fixtures, and equipment	128,212	117,373

	230,709	215,299
Less accumulated depreciation and amortization	(124,245)	(107,170)

	106,464	108,129
Deferred Taxes	5,285	13,070
Lease Rights and Other Assets	1,928	4,484

Total Assets	$255,136	$219,629

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$27,150	$20,261
Accrued liabilities	37,570	23,732
Current portion of long-term debt	—	685

Total current liabilities	64,720	44,678

Long-Term Liabilities:
Long-term debt, net of current portion	—	8,830
Deferred rent and other liabilities	20,998	23,692

Total Liabilities	85,718	77,200

Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, including excess paid-in capital ($.001 par value:
100,000,000 shares authorized; 29,223,741 and 28,691,746 shares
outstanding at February 1, 2003 and February 2, 2002, respectively)	50,086	44,484
Retained earnings	120,099	98,269
Accumulated other comprehensive loss	(767)	(324)

Total stockholders’ equity	169,418	142,429

Total Liabilities and Stockholders’ Equity	$255,136	$219,629

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands, except per share data)
Net sales:
Retail	$531,859	$505,969	$448,843
Play & Music	14,940	13,977	13,140

	546,799	519,946	461,983
Cost of goods sold, including buying
and occupancy expenses	(316,903)	(328,101)	(329,049)

Gross profit	229,896	191,845	132,934
Selling, general and administrative
expenses	(194,071)	(180,792)	(191,141)

Operating income (loss)	35,825	11,053	(58,207)
Foreign exchange gains (losses), net	204	(432)	130
Interest income	712	301	115
Interest expense	(1,245)	(3,475)	(1,986)

Income (loss) before income taxes	35,496	7,447	(59,948)
Income tax benefit (expense)	(13,666)	(2,867)	23,080

Net income (loss)	$21,830	$4,580	$(36,868)

Income (loss) per share:
Basic	$0.75	$0.16	$(1.38)
Diluted	$0.71	$0.16	$(1.38)

Weighted average shares outstanding:
Basic	28,992	28,326	26,686
Diluted	30,633	29,377	26,686

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$21,830	$4,580	$(36,868)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	26,281	24,106	24,104
Impairment reserve	—	115	535
Provision for deferred income taxes	12,552	3,716	(17,757)
Non-cash compensation expense	303	—	130
Loss on disposal of property and equipment	1,225	983	6,946
Tax benefit from exercise of stock options	1,592	848	957
Change in assets and liabilities:
Accounts receivable	237	41	(2,814)
Merchandise inventories	169	14,196	(31,100)
Prepaid expenses and other assets	2,149	154	(6,731)
Accounts payable	6,714	(10,891)	12,556
Accrued liabilities	13,780	4,078	(3,736)
Deferred liabilities and other liabilities	(1,983)	(2,641)	(2,792)

Net cash provided by (used in) operating activities	84,849	39,285	(56,570)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(25,926)	(19,064)	(12,941)
Proceeds from sale of assets	99	3,195	—

Net cash used in investing activities	(25,827)	(15,869)	(12,941)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	3,707	3,161	11,581
Proceeds from (payments on) borrowings	—	(16,225)	16,225
Proceeds from (payments on) long term debt	(9,515)	(7,562)	5,617

Net cash used in financing activities	(5,808)	(20,626)	33,423

Net Increase (Decrease) in Cash and Cash Equivalents	53,214	2,790	(36,088)

Effect of exchange rate fluctuations on cash	(1,015)	333	1,120

CASH AND CASH EQUIVALENTS:
Beginning of Year	8,429	5,306	40,274

End of Year	$60,628	$8,429	$5,306

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$6,584	$461	$275
Refunds received during the year for income taxes	$16,528	$2,666	$7,213
Cash paid during the year for interest	$1,077	$3,441	$2,344

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In	Retained	Accumulated Other Comprehensive		Total Comprehensive
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total	Income/(Loss)
	(Dollars in thousands)
BALANCE AT JANUARY 29, 2000	24,402,334	$25	$27,782	$130,557	$98	$158,462
Issuance of common stock
under stock option and purchase plans	439,279	—	2,117			2,117
Net proceeds from issuance of common
stock pursuant to private placement	3,198,670	3	9,461			9,464
Stock options exchanged for services			130			130
Tax benefit from exercise of stock options			957			957
Net adjustments for foreign currency translation
($239) and unrealized net gains on
cash flow hedges of $93					(146)	(146)	$(146)
Net loss				(36,868)		(36,868)	(36,868)

Comprehensive loss							$(37,014)

BALANCE AT FEBRUARY 3, 2001	28,040,283	$28	$40,447	$93,689	$(48)	$134,116
Issuance of common stock
under stock option and purchase plans	346,286	—	2,254			2,254
Issuance of common stock
under exercise of stock warrants	305,177	1	906			907
Tax benefit from exercise of stock options			848			848
Net adjustments for foreign currency translation
($251) and unrealized net loss on
cash flow hedges of ($24)					(276)	(276)	$(276)
Net income				4,580		4,580	4,580

Comprehensive income							$4,304

BALANCE AT FEBRUARY 2, 2002	28,691,746	$29	$44,455	$98,269	$(324)	$142,429
Issuance of common stock
under stock option and purchase plans	499,166	—	3,609			3,609
Stock based compensation under purchase plan			303			303
Issuance of common stock
under exercise of stock warrants	32,829	—	98			98
Tax benefit from exercise of stock options			1,592			1,592
Net adjustments for foreign currency translation
of $221 and unrealized net loss on cash flow
hedges of $1,079 ($664, net of tax of $415)					(443)	(443)	$(443)
Net income				21,830		21,830	21,830

Comprehensive income							$21,387

BALANCE AT FEBRUARY 1, 2003	29,223,741	$29	$50,057	$120,099	$(767)	$169,418

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the Business

     Gymboree is a leading specialty retailer of high quality apparel and accessories for children. Gymboree operates two reportable segments, retail stores and Play & Music (See Note 10 for information on these two segments). As of February 1, 2003, Gymboree’s retail segment operated 584 stores, including 524 Gymboree and 11 Janie and Jack stores in the United States, 24 Gymboree stores in Canada and 25 Gymboree stores in Europe, as well as on-line stores at www.gymboree.com and www.janieandjack.com.

     Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children ages newborn to four years old through sight, touch, sound and movement. As of February 1, 2003, Gymboree’s Play & Music programs included 23 company-operated play centers in California and 516 franchisee-operated play centers, of which approximately 65% are located in the United States and the remaining 35% are located in other countries.

Fiscal Year

     Gymboree’s year-end is on the Saturday closest to January 31. Fiscal years 2002 and 2001, which included 52 weeks each, ended on February 1, 2003 and February 2, 2002, respectively. Fiscal year 2000, which included 53 weeks, ended on February 3, 2001.

Basis of Presentation

     The consolidated financial statements include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“Gymboree”). All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable

     The majority of Gymboree’s accounts receivable are due from major credit card companies and are collected within 5 days. Also included in accounts receivable are amounts due from Play & Music franchisees for royalties. Royalties are due within 30 days of each quarter-end. Gymboree estimates its allowance by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history.

Concentrations

     Financial instruments that potentially subject Gymboree to concentrations of credit risk consist of cash and cash equivalents. At times, cash balances held at financial institutions are in excess of federally insured limits.

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

Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 10 years, except for the distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements include internal payroll costs for employees fully dedicated to real estate construction projects and are amortized over the lesser of the applicable lease term, which range from 10 to 25 years, or the estimated useful lives of the improvements. Software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized using the straight-line method based on an estimated useful life of 3 to 5 years. Construction in progress was $3.6 million and $7.8 million as of February 1, 2003 and February 2, 2002, respectively.

Asset Impairment

     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed which are under long-term leases, a charge is recorded for lease buyout expenses or the difference between the rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

Capitalized Interest

     Gymboree capitalizes interest as a component of the cost of property and equipment constructed for its own use. In 2002, 2001, and 2000, capitalized interest totaled $264,000, $362,000, and $279,000, respectively.

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

Deferred Rent

     Many of Gymboree’s operating leases contain free rent periods and predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, Gymboree recognizes the related rental expense on a straight-line basis and records the difference between the amounts charged to expense and the rent paid as deferred rent.

Construction Allowance

     As part of many of our lease agreements, we receive construction allowances from landlords. The construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances of $840,000 and $1.1 million were granted in 2002 and 2001, respectively, and are included in deferred rent and other liabilities.

Self-Insured Liabilities

     The Company records a liability for the self-insured portion of its workers’ compensation insurance. The Company records its self-insurance liability based on claims filed and an estimate of claims incurred but not yet reported.

Foreign Currency Translation

     Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as other comprehensive income within stockholders’ equity.

Store Pre-opening Costs

     Store pre-opening costs are expensed as incurred.

Revenue Recognition

     Revenue is recognized at the point of sale in Gymboree’s retail stores. Prior to 2002, web store revenue was recorded upon shipment. Beginning in 2002, web store revenue is recorded when the merchandise is delivered to the customer. The effect of this change was insignificant. Sales are presented net of a sales return reserve. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. Gymboree also sells gift certificates in its retail store locations and through its websites. Revenue is recognized in the period that the gift certificate or store credit is redeemed.

     Gymboree liquidates obsolete inventory through sales to off-price retailers and donations to charity. Proceeds from sales to off-price retailers generally approximate the cost of inventory and are recognized at the time of shipment. Such proceeds are recorded as a reduction of cost of goods sold in the accompanying consolidated statements of operations and approximated $2.4 million and $3.4 million in 2002 and 2001, respectively.

     For the Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or note payable, and has fully executed a franchise agreement. Gymboree receives a royalty of 6% of each domestic franchisee’s gross receipts from operations and up to 20% of the fees paid by international sub-franchisees to the Master Franchisee. Such royalty fees are recorded when earned and are due from the franchisees 30 days following the close of each quarter. Gymboree also recognizes revenues from consumer products sold to franchisees for resale at the time the products are shipped to the franchisees.

Related Party Transactions

     During 2002 and 2001, Gymboree had sales of obsolete inventory of $1.4 million and $2.7 million to Ross Stores, Inc., an off-price retailer for which the Company’s Chairman Emeritus of the Board serves on the board of directors.

     The Company has two unsecured notes receivable from its Chief Executive Officer totaling $200,000 as of February 1, 2003 and February 2, 2002. Interest receivable on these notes was approximately $17,000 and $13,000 as of February 1, 2003 and February 2, 2002, respectively. Principal of $115,000 is payable by July, 2005 and $85,000 by March, 2006. The notes bear annually compounded interest of 5.5% and simple interest of 6.15%, respectively.

Stock-Based Compensation

     Gymboree accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company recorded compensation expense or income for its stock option plans and the Purchase Plan, which are described more fully in Note 9, based on the fair value method consistent with the method of SFAS No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, net income (loss) and income (loss) per share would have been as follows:

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands, except per share data)
Net income (loss), as reported	$21,830	$4,580	$(36,868)
Add: Stock-based employee compensation
expense included in reported net income
(loss), net of related tax effects	186	—	80
Deduct: Total stock-based employee
compensation expense determined under
fair value based method, for awards granted
or settled, net of related tax effects	(2,889)	(2,543)	(1,383)

Pro forma net income (loss)	$19,127	$2,037	$(38,171)

Basic income (loss) per share
As reported	$0.75	$0.16	$(1.38)
Pro forma	0.66	0.07	(1.43)
Diluted income (loss) per share
As reported	$0.71	$0.16	$(1.38)
Pro forma	0.62	0.07	(1.43)

Comprehensive Income (Loss)

     Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments.

Income (Loss) Per Share

     Basic income (loss) per share is calculated by dividing net income (loss) for the year by the number of weighted average common shares outstanding for the year. Diluted income (loss) per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

     The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Fiscal Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands)
Shares used to compute basic EPS	28,992	28,326	26,686
Add: effect of dilutive securities	1,641	1,051	—

Shares used to compute diluted EPS	30,633	29,377	26,686

     Anti-dilutive options and warrants to purchase weighted average shares totaling approximately 881,165 and 976,858 in 2002 and 2001, respectively, were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Reclassifications

     Certain amounts for prior years have been reclassified to conform to the 2002 presentation (see Note 10).

Recently Issued Accounting Standards

     In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and establishes standards for the recognition and measurement of asset impairment and disposal cost. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Gymboree adopted this Statement on February 3, 2002. The adoption of this Statement did not have a material impact on our financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement 13, and Technical Corrections. Among other provisions, SFAS No. 145 rescinds FASB Statement 4, Reporting Gains and Losses from Extinguishment of Debt. Accordingly, gains or losses from extinguishment of debt should not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of Accounting Principles Board Opinion 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Gains or losses from extinguishment of debt, which do not meet the criteria of APB 30, should be reclassified to income from continuing operations in all prior periods presented. Gymboree adopted this Statement on May 16, 2002, and accordingly, recognized $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of debt as interest expense in the accompanying statements of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 requires that a liability for the fair value of the costs associated with an exit or disposal activity be recognized when the liability is incurred. Gymboree will adopt SFAS No.146 on February 2, 2003. The adoption of this Statement will impact the timing and amount of charges recorded related to future restructurings, if any.

     In November 2002, FASB Interpretation 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The Company has historically issued guarantees only on a limited basis and does not anticipate FIN 45 will have a material effect on its 2003 financial statements. Disclosures required by FIN 45 are included in Note 4 of the accompanying financial statements.

Foreign Exchange Exposure Management

     The Company has international subsidiaries selling product in local currencies, which were purchased in US dollars. To protect product margins as well as foreign currency payables and receivables, Gymboree has a policy of hedging forecasted and existing foreign currency risk with forward contracts that expire within 12 months. These forward contracts are employed to eliminate, reduce, or transfer selected foreign currency risks that can be confidently identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and evaluated for effectiveness at least quarterly. The critical terms of the forward contract and the underlying transaction are matched at inception, and ongoing effectiveness is calculated by comparing the cumulative change in the forward contract’s fair value to the cumulative change in fair value of the defined exposure, with the effective portion of the highly effective hedges accumulated in Other Comprehensive Income (OCI). Any residual changes in the fair value of the instruments are recognized immediately in Other Income and Expense. An immaterial amount of ineffectiveness was recognized in 2002, 2001 and 2000.

     Amounts in Accumulated OCI related to hedged inventory purchases are reclassified to Cost of Goods Sold (“COGS”) based on inventory turns. The net unrealized loss on cash flow hedges in accumulated OCI as of February 1, 2003, before tax effect, was approximately $1.0 million, and is expected to be reclassified into COGS within the next 12 months.

     The following table summarizes activity in OCI related to Gymboree’s hedging activities during the period from April 30, 2000 (date of adoption) through February 1, 2003 (in thousands).

Cumulative effect of accounting change (SFAS 133)	$(22)
Unrealized net gains on cash flow hedges	443
Reclassification of net gains on cash flow hedges to COGS	(328)

Accumulated net gains on cash flow hedges at February 3, 2001	93
Unrealized net losses on cash flow hedges	(99)
Reclassification of net losses on cash flow hedges to COGS	75

Accumulated net gains on cash flow hedges at February 2, 2002	69
Unrealized net losses on cash flow hedges	(1,662)
Reclassification of net losses on cash flow hedges to COGS	583

Accumulated net losses on cash flow hedges at February 1, 2003	$(1,010)

2. Sale of Zutopia Chain

     During 2000, Gymboree sold 19 Zutopia stores to The Wet Seal, Inc. for proceeds of $3.5 million. Under the terms of the agreement, Gymboree transferred substantially all the assets of the Zutopia stores, along with the trademark, to The Wet Seal, Inc. and assigned 18 of the 19 store leases (see Note 4 for lease guarantees). The remaining store was closed. As a result of the agreement, Gymboree recognized a loss of $5.0 million in 2000, which included the loss related to property and equipment of $3.7 million ($7.2 million of property and equipment less proceeds of $3.5 million), loss on inventory of $1.1 million, legal fees of $0.1 million and severance of $0.1 million. The $5.0 million loss is included in selling, general and administrative expenses.

3. Special Charges

     During 2000, Gymboree recorded special charges of $6.3 million which resulted from the loss associated with the sale of Zutopia to The Wet Seal, Inc. (discussed in Note 2), the impairment of store assets (approximately $532,000) and software costs related to website development (approximately $800,000). Such charges are included in selling, general and administrative expenses in the accompanying statements of operations.

4. Commitments and Contingencies

     Gymboree leases its store locations, corporate Play & Music sites, corporate headquarters, the Shannon, Ireland foreign distribution center and certain fixtures and equipment under operating leases. The leases expire at various dates through 2024. Store leases typically provide for payment by Gymboree of operating expenses, real estate taxes and additional rent based on a percentage of sales if a specified sales target is exceeded. Furthermore, a majority of the store leases allow Gymboree to vacate after a stipulated period.

     Future minimum lease payments under operating leases at February 1, 2003 are as follows:

(In thousands)
2003	$44,667
2004	42,761
2005	40,241
2006	34,749
2007	24,842
Later years	69,361

Total	$256,621

     Rent expense for all operating leases totaled $63.2 million, $59.6 million, and $60.5 million in 2002, 2001, and 2000, respectively, which includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $21.2 million, $19.6 million, and $19.1 million, for 2002, 2001,and 2000, respectively.

     Gymboree is the guarantor on lease agreements for 14 of the 19 Zutopia stores sold to The Wet Seal in 2000 (see Note 2) and a Play & Music site sold to a franchisee in 2002. The guarantees on the Zutopia store leases are effective until the leases expire, which occurs through 2009. The guarantee on the Play & Music site is effective until November 30, 2003. The lease guarantees require that Gymboree make all required lease payments upon default by the current tenants. Gymboree’s maximum potential amount of future payments under the guarantees approximates $15.8 million, excluding amounts that would be payable based on a percentage of sales, as such amounts cannot be estimated. Gymboree does not have recourse against The Wet Seal, Inc. or the Play & Music franchisee in case of non-performance. The following table reflects a summary of our lease guarantees as of February 1, 2003.

($ in thousands)	1-3 years	4-5 years	After 5 years	Total
Lease guarantees	$7,348	$5,018	$3,461	$15,827

5. Borrowing Arrangements

     During 2000, Gymboree entered into a three-year secured revolving line of credit with Fleet Retail Finance, Inc. and a syndicate of other lenders. This facility, as amended, provides for an overall credit line of $60 million that may be used for working capital and capital expenditure needs and the issuance of documentary and standby letters of credit. A blanket lien on merchandise inventories and other assets secures the credit facility. Gymboree’s maximum borrowing under the credit facility may not exceed the lesser of (a) $60 million or (b) the total of (i) the adjusted value of independently appraised acceptable inventory, including eligible letter of credit inventory (subject to advance rates), plus (ii) 85% of Gymboree’s eligible credit card accounts receivable; plus (iii) 100% of eligible investments, minus (iv) applicable reserves. Gymboree’s annual capital expenditures are limited. This credit facility expires in September 2003. The Company expects to either renew or replace this credit facility on substantially similar terms.

     As of February 1, 2003, approximately $16.3 million was available pursuant to such facility and $38.8 million of documentary and stand-by letters of credit were outstanding. The interest rate during the term of the facility will be based on the bank’s Reference Rate or Eurodollar rate plus an applicable margin of up to 2.50%. As of February 1, 2003, the interest rate was 4.25%. In 2002, the Company exceeded its annual capital expenditures covenant. On April 24, 2003, the Company obtained a consent from Fleet Retail Finance, Inc. to cure this covenant violation.

     In August 2000, Gymboree obtained a three-year term loan for $7 million with Back Bay Capital Funding LLC with an annual interest rate of 16%. This loan was repaid in January 2002.

     During 1998, Gymboree issued two promissory notes totaling $12 million both secured by our distribution center in Dixon, California. On April 16, 2001, Gymboree entered into an amendment that increased the interest rates and removed certain financial covenants in the two promissory notes. These notes, which were due October 2005 and January 2009, were repaid in the third quarter of year 2002. Included in interest expense for year 2002 was $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of these notes.

     Total interest expense charged to operations during 2002, 2001, and 2000 was approximately $1.2 million, $3.5 million, and $2.0 million, respectively.

6. Accrued Liabilities

     Accrued liabilities consist of the following:

	February 1, 2003	February 2, 2002
	(In thousands)
Income tax payable	$12,745	$4,347
Store operating expenses and other	9,796	7,644
Employee compensation	9,760	6,425
Store credits and gift certificates	3,955	4,137
Sales taxes	1,314	1,179

Total	$37,570	$23,732

7. Income Taxes

The provision (benefit) for income taxes consists of the following:

	2002	2001	2000
	(In thousands)
Current:
Federal	$(3,473)	$(518)	$(6,434)
State taxes	4,526	(585)	938
Foreign	61	255	173

Total current	1,114	(848)	(5,323)

Deferred:
Federal	14,748	2,611	(16,812)
State	(2,196)	1,104	(945)

Total deferred	12,552	3,715	(17,757)

Total provision (benefit)	$13,666	$2,867	$(23,080)

A reconciliation of the statutory federal income tax rate with Gymboree’s effective income tax rate is as follows:

	2002	2001	2000
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	4.3	4.5	3.3
Other	(0.8)	(1.0)	0.2

Effective tax rate	38.5%	38.5%	38.5%

     The amount of pre-tax income (loss) attributable to foreign operations for 2002, 2001, and 2000 was $1.8 million, $(2.3) million, and $(7.5) million, respectively.

     Deferred income taxes reflect the impact of “temporary differences” between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:

	February 1, 2003	February 2, 2002
	(In thousands)
Deferred tax assets:
Uniform capitalization costs	$1,121	$1,064
Accrued reserves	765	1,599
Deferred rent	3,302	2,218
Net operating loss carryovers	5,567	22,076
Fixed asset basis differences	55	—
Cash flow hedges	415	—
Other	314	368

	11,539	27,325

Deferred tax liability:
Prepaid expenses	(900)	(938)
State taxes	(771)	(257)
Fixed asset basis differences	—	(4,122)

	(1,671)	(5,317)

Total	$9,868	$22,008

Valuation allowance	(3,000)	(3,000)

Net deferred tax assets	$6,868	$19,008

     As of February 1, 2003, Gymboree has state net operating loss carryovers of approximately $103 million. These net operating loss carryovers will expire between 2006 and 2007. Using its best estimates, Gymboree has recorded a valuation allowance of $3 million at February 1, 2003 and February 2, 2002 on certain of its state deferred tax assets as it is more likely than not that they will not be realized. The extent to which the loss carryovers can be used to offset future taxable income may be further limited, depending on the extent of ownership changes.

8. Stockholder’s Equity

Private Placement

     During 2000, Gymboree issued 3,198,670 shares of common stock at $2.97 per share, resulting in proceeds of approximately $9.5 million, net of issuance costs. In connection with this issuance, the purchasers received warrants to purchase 479,803 shares of Gymboree stock at $2.97 per share. These warrants are exercisable over three years. As of February 1, 2003 and February 2, 2002, warrants to purchase 141,797 and 174,626 of these shares were outstanding. Shares issued to related parties under this offering were 2,222,222, with warrants to purchase 333,334 shares.

Stock Plans

Stock Option Plans

     Gymboree’s 1993 Stock Option Plan (the “1993 Plan”) and 2002 Stock Incentive Plan (the “2002 Plan”) provide for grants to team members of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for grants of non-statutory stock options to team members, consultants and non-employee directors of Gymboree. There are 6,025,000 shares of common stock reserved for issuance under the 1993 Plan, which includes 2,000,000 shares approved during the year ended January 29, 2000, and 1,100,000 shares of common stock reserved for issuance under the 2002 Plan. The 2002 Plan also allows any authorized shares not issued under the 1993 Plan and any shares subject to outstanding awards under the 1993 Plan that cease to be subject to such awards (other than by reason of exercise), up to an aggregate maximum of 4,231,075 shares, to be available for issuance under the 2002 Plan. Options granted pursuant to the plans have been granted at exercise prices equal to the fair market value of common stock on the date of grant. The options have a term of either five or ten years and generally vest over a four year period. No further options may be granted under the 1993 Plan. There were 315,165 shares available for the grant of options under the 2002 Plan at February 1, 2003, including 137,730 shares previously available under the 1993 Plan.

     The following summarizes all stock option transactions for the three years ended February 1, 2003:

	Shares Outstanding	Weighted Average Exercise Price
	(Shares in thousands)
Balance, January 29, 2000	3,308	$15.57
Options granted	3,184	5.19
Options exercised	(320)	5.57
Options canceled	(2,312)	13.59

Balance, February 3, 2001	3,860	8.83
Options granted	1,185	7.72
Options exercised	(248)	5.51
Options canceled	(705)	8.21

Balance, February 2, 2002	4,092	8.85
Options granted	1,492	17.09
Options exercised	(432)	6.89
Options canceled	(426)	11.38

Balance, February 1, 2003	4,726	$11.40

     The following table summarizes information about stock options outstanding at February 1, 2003:

Options Outstanding						Options Exercisable (Vested)
Range of Exercisable Prices			Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at February 1, 2003	Weighted Average Exercise Price
$2.63	to	$5.75	1,767,150	7.60	$4.58	1,082,760	$4.24
5.81	to	18.50	2,456,599	8.70	13.87	742,229	10.40
18.75	to	36.63	501,889	3.58	23.33	450,889	23.78

$2.63	to	$36.63	4,725,638	7.75	$11.40	2,275,878	$10.12

1993 Employee Stock Purchase Plan

     We have reserved a total of 875,278 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”), which includes an additional 300,000 shares approved during 2002. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Unless terminated earlier, the Purchase Plan will terminate in 2013. There were 66,966, 97,779, and 119,186 shares issued under the Purchase Plan in 2002, 2001, and 2000, respectively. In 2002, the Company recorded $303,000 of compensation expense related to the Purchase Plan.

Additional Stock Plan Information

     The pro-forma disclosures required by SFAS No. 123 are included in Note 1. The per share weighted average fair values of options granted during 2002, 2001, and 2000 were $8.40, $5.35, and $3.64, respectively. The fair value of option grants and shares issued under the Purchase Plan are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	February 1, 2003	February 2, 2002	February 3, 2001
	(In thousands)
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	59.0%	96.7%	93.3%
Risk-free interest rate	3.0%	4.0%	6.1%
Expected lives (yrs.)	4.3	4.0	4.0

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

9. 401(k) Plan

     Gymboree maintains a voluntary defined contribution 401(k) profit sharing plan (the “Plan”) covering all team members who have met certain service and eligibility requirements. Employees may elect to contribute up to 20% of their compensation to the Plan, not to exceed the dollar limit set by law. Gymboree matches $0.50 to the Plan for each $1.00 contributed by a team member, up to a maximum Gymboree contribution of $500 per team member per year. The Plan permits team members to invest in Gymboree common stock with a limitation of 20% of their total investment. There are no trading restrictions for the team members. Matching contributions to the Plan totaled $266,000, $262,000, and $267,000 in 2002, 2001, and 2000, respectively.

10. Segments

     During 2002, management determined that Gymboree operates two reportable segments, retail stores and Play & Music. The 2001 and 2000 information has been reclassified to conform to the 2002 presentation. Gymboree does not allocate corporate overhead or income taxes to segments. The following table provides the summary financial data of each segment:

	Year ended February 1, 2003
	Retail Stores	Play & Music	Total
Net sales	$531,859	$14,940	$546,799
Depreciation and amortization	(25,675)	(606)	(26,281)
Operating income	33,428	2,397	35,825
Total assets	247,126	8,010	255,136
Capital expenditures	$25,823	$103	$25,926

	Year ended February 2, 2002
	Retail Stores	Play & Music	Total
Net sales	$505,969	$13,977	$519,946
Depreciation and amortization	(23,605)	(501)	(24,106)
Operating income	8,288	2,765	11,053
Total assets	210,183	9,446	219,629
Capital expenditures	$18,594	$470	$19,064

	Year ended February 3, 2001
	Retail Stores	Play & Music	Total
Net sales	$448,843	$13,140	$461,983
Depreciation and amortization	(23,575)	(529)	(24,104)
Operating income (loss)	(60,370)	2,163	(58,207)
Total assets	236,447	7,995	244,442
Capital expenditures	$12,073	$868	$12,941

     Net retail sales from international subsidiaries amounted to $50.4 million, $45.4 million and $12.9 million in 2002, 2001 and 2000, respectively. Long-lived assets held by international subsidiaries amounted to $7.5 million, $11.3 million and $13.2 million as of February 1, 2003, February 2, 2002, and February 3, 2001, respectively.

11. Quarterly Financial Information (Unaudited)

     The quarterly financial information presented below reflects all adjustments, which, in the opinion of our management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2002 Quarter Ended
	May 4, 2002	August 3, 2002	November 2, 2002	February 1, 2003	2002 Total
	(In thousands, except per share amounts)
Net sales
Retail	$129,334	$104,157	$144,357	$154,011	$531,859
Play & Music	3,989	3,169	3,339	4,443	14,940

	133,323	107,326	147,696	158,454	546,799
Gross profit	57,154	41,280	60,853	70,609	229,896
Operating income (loss)	9,761	(1,949)	10,863	17,150	35,825
Net income (loss)	$6,090	$(1,205)	$6,298	10,647	21,830
Basic income (loss) per share	$0.21	$(0.04)	$0.22	$0.36	$0.75
Diluted income (loss) per share	$0.20	$(0.04)	$0.21	$0.35	$0.71

	2001 Quarter Ended
	May 5, 2001	August 4, 2001	November 3, 2001	February 2, 2002	2001 Total
	(In thousands, except per share amounts)
Net sales
Retail	$124,073	$97,796	$133,378	$150,722	$505,969
Play & Music	3,423	2,960	3,096	4,498	13,977

	127,496	100,756	136,474	155,220	519,946
Gross profit	44,818	31,218	49,639	66,170	191,845
Operating income (loss)	307	(11,222)	4,276	17,692	11,053
Net income (loss)	(369)	(7,328)	1,794	10,483	4,580
Basic income (loss) per share	$(0.01)	$(0.26)	$0.06	$0.37	$0.16
Diluted income (loss) per share	$(0.01)	$(0.26)	$0.06	$0.35	$0.16

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
The Gymboree Corporation:

     We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (“Gymboree”) as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended February 1, 2003. These financial statements are the responsibility of Gymboree’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
March 14, 2003 (April 24, 2003 as to Note 5)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors – Nominees” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our 2003 Proxy Statement. See also Item 1, “Business – Executive Officers.”

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors – Compensation of Directors,” “Executive Compensation” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in our 2003 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section entitled “Security Ownership” in our 2003 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Transactions” in our 2003 Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

     The following documents are filed as a part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002
Consolidated Statements of Operations for each of the three fiscal years ended February 1, 2003
Consolidated Statements of Cash Flows for each of the three fiscal years ended February 1, 2003
Consolidated Statements of Stockholders’ Equity for each of the three fiscal years ended February 1, 2003
Notes to Consolidated Financial Statements
Independent Auditors’ Report

(A)(2) FINANCIAL STATEMENT SCHEDULES

     Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (9)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, California. (3)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.12	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (4)

10.13*	Deferred Compensation Agreement. (4)

10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (5)

10.22	Acquisition and Development Agreement for Dixon, California Distribution Facility with Carl D. Panattoni and Wickland Properties, dated November, 1996. (5)

10.26*	Management Change of Control Plan. (6)

10.27*	Management Severance Plan. (6)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (10)

10.34	Secured Credit Agreement with Fleet Retail Finance, Inc., dated August 24, 2000. (7)

10.36	First Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 9, 2000. (8)

10.37	Second Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 30, 2000. (8)

10.38	Third Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated November 14, 2000. (8)

10.39	Form of Common Stock Purchase Agreement, dated May 2000, between Registrant and the Investors. (10)

10.40	Form of Warrant, dated May 2000, between the Registrant and the Investors. (10)

10.41	Form of Investor Rights Agreement, dated May 2000, between Registrant and the Investors. (10)

10.42	Form of Amendment to Warrant to Purchase Common Stock. (10)

10.43	Lease Agreement for 770 Airport Blvd., Burlingame, CA.. (10)

10.44*	Management Severance Plan Effective September, 2000. (10)

10.46	Fourth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated August 3, 2001. (9)

10.47	Fifth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated January 1, 2002. (13)

10.48	Sixth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated March 31, 2002.

10.49	Seventh Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated September 4, 2002. (12)

10.50	2002 Stock Incentive Plan. (12)

10.51	1993 Amended and Restated Employee Stock Purchase Plan. (12)

21.1	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent.

99.1	Certification of Lisa Harper Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley of 2002.

99.2	Certification of Myles McCormick Pursuant to 18 U.S.C.ss.1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley of 2002.

REPORTS ON FORM 8-K

     On March 20, 2003, we filed a current report on Form 8-K providing a separate presentation of revenues from retail operations and Play & Music operations for the two years ending February 1, 2003.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(5)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(6)	Incorporated by reference to the Registrant’s October 31, 1998 Quarterly Report on Form 10-Q filed with the Commission on December 21, 1998.

(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s July 29, 2000 Quarterly Report on Form 10-Q filed with the Commission on September 12, 2000.

(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 28, 2000 Quarterly Report on Form 10-Q filed with the Commission on December 12, 2000.

(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 4, 2001 Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 5, 2001 Quarterly Report on Form 10-Q filed with the Commission on June 15, 2001.

(12)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 1, 2002.

(13)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on May 3, 2002.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

THE GYMBOREE CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2003 —————————————— (Date)	THE GYMBOREE CORPORATION By: /s/ Lisa M. Harper —————————————— Lisa M. Harper Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Lisa M. Harper Lisa M. Harper	Chief Executive Officer and Chairman of the Board	April 30, 2003

/s/ Stuart G. Moldaw Stuart G. Moldaw	Chairman Emeritus of the Board of Directors	April 30, 2003

/s/ Myles B. McCormick Myles B. McCormick	Chief Financial Officer and (Principal Financial and Accounting Officer)	April 30, 2003

/s/ Walter F. Loeb Walter F. Loeb	Director	April 30, 2003

/s/ Barbara L. Rambo Barbara L. Rambo	Director	April 30, 2003

/s/ John C. Pound John C. Pound	Director	April 30, 2003

/s/ William U. Westerfield William U. Westerfield	Director	April 30, 2003

/s/ Michael Steinberg Michael Steinberg	Director	April 30, 2003

CERTIFICATION

I, Lisa M. Harper, certify that:

1. I have reviewed this annual report on Form 10-K of The Gymboree Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003 —————————————— (Date)	By: /s/ Lisa M. Harper —————————————— Lisa M. Harper Chief Executive Officer and Chairman of the Board of Directors

CERTIFICATION

I, Myles B. McCormick, certify that:

1. I have reviewed this annual report on Form 10-K of The Gymboree Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 30, 2003 —————————————— (Date)	By: /s/ Myles B. McCormick —————————————— Myles McCormick Chief Financial Officer and Principal Financial and Accounting Officer

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (9)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, California. (3)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.12	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (4)

10.13*	Deferred Compensation Agreement. (4)

10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (5)

10.22	Acquisition and Development Agreement for Dixon, California Distribution Facility with Carl D. Panattoni and Wickland Properties, dated November, 1996. (5)

10.26*	Management Change of Control Plan. (6)

10.27*	Management Severance Plan. (6)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (10)

10.34	Secured Credit Agreement with Fleet Retail Finance, Inc., dated August 24, 2000. (7)

10.36	First Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 9, 2000. (8)

10.37	Second Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated October 30, 2000. (8)

10.38	Third Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc., dated November 14, 2000. (8)

10.39	Form of Common Stock Purchase Agreement, dated May 2000, between Registrant and the Investors. (10)

10.40	Form of Warrant, dated May 2000, between the Registrant and the Investors. (10)

10.41	Form of Investor Rights Agreement, dated May 2000, between Registrant and the Investors. (10)

10.42	Form of Amendment to Warrant to Purchase Common Stock. (10)

10.43	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (10)

10.44*	Management Severance Plan Effective September, 2000. (10)

10.46	Fourth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated August 3, 2001. (9)

10.47	Fifth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated January 1, 2002. (13)

10.48	Sixth Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated March 31, 2002.

10.49	Seventh Amendment to Secured Credit Agreement with Fleet Retail Finance, Inc. dated September 4, 2002. (12)

10.50	2002 Stock Incentive Plan. (12)

10.51	1993 Amended and Restated Employee Stock Purchase Plan. (12)

21.1	Subsidiaries of the Registrant.

23.1	Independent Auditors’ Consent.

99.1	Certification of Lisa Harper Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley of 2002.

99.2	Certification of Myles McCormick Pursuant to 18 U.S.C. ss.1350, as Adopted Pursuant to ss.906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(5)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(6)	Incorporated by reference to the Registrant’s October 31, 1998 Quarterly Report on Form 10-Q filed with the Commission on December 21, 1998.

(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s July 29, 2000 Quarterly Report on Form 10-Q filed with the Commission on September 12, 2000.

(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 28, 2000 Quarterly Report on Form 10-Q filed with the Commission on December 12, 2000.

(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 4, 2001 Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 5, 2001 Quarterly Report on Form 10-Q filed with the Commission on June 15, 2001.

(12)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 1, 2002.

(13)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2001 Annual Report on Form 10-K filed with the Commission on May 3, 2002.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.