Form 10-Q
period 2003-05-03
GYMBOREE CORP
filed 2003-06-16
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 3, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-21250

The Gymboree Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2615258
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Airport Boulevard, Suite 200 Burlingame, California (Address of principal executive offices)	94010-1912 (Zip code)

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

Yes ☑          No ☐

      As of May 31, 2003, 29,441,282 shares of the registrant’s common stock were outstanding.

Part I -- FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
Part II -- OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
Exhibit Index
EXHIBIT 10.52
EXHIBIT 10.53
EXHIBIT 10.54
EXHIBIT 15
EXHIBIT 99.1
EXHIBIT 99.2

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3,	February 1,	May 4,
	2003	2003	2002

	(In thousands, except share data)

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$60,133	$60,628	$23,644
Accounts receivable	7,610	7,506	7,019
Merchandise inventories	50,504	62,561	51,485
Prepaid expenses and deferred taxes	11,537	10,764	28,440

Total current assets	129,784	141,459	110,588

Property and Equipment
Land and buildings	10,371	10,371	10,369
Leasehold improvements	93,796	92,126	87,513
Furniture, fixtures and equipment	130,523	128,212	120,090

	234,690	230,709	217,972
Less accumulated depreciation and amortization	(129,957)	(124,245)	(112,718)

	104,733	106,464	105,254
Lease Rights, Deferred Taxes and Other Assets	6,767	7,213	4,105

Total Assets	$241,284	$255,136	$219,947

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$10,252	$27,150	$10,616
Accrued liabilities	32,462	37,570	26,409
Current portion of long-term debt	—	—	699

Total current liabilities	42,714	64,720	37,724

Long-Term Liabilities
Long-term debt, net of current portion	—	—	8,603
Deferred rent and other liabilities	20,734	20,998	23,877

Total Liabilities	63,448	85,718	70,204

Commitments and Contingencies	—	—	—
Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 29,399,728, 29,223,741 and 28,887,532 shares outstanding at May 3, 2003, February 1, 2003 and May 4, 2002, respectively)	51,220	50,086	45,893
Retained earnings	127,361	120,099	104,359
Accumulated other comprehensive loss	(745)	(767)	(509)

Total stockholders’ equity	177,836	169,418	149,743

Total Liabilities and Stockholders’ Equity	$241,284	$255,136	$219,947

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

	(In thousands, except per
	share data)

	(Unaudited)
Net sales:
Retail	$136,082	$129,612
Play & Music	3,373	3,989

Total net sales	139,455	133,601
Cost of goods sold, including buying and occupancy expenses	(80,634)	(76,447)

Gross profit	58,821	57,154
Selling, general and administrative expenses	(46,926)	(47,393)

Operating income	11,895	9,761
Foreign exchange gains (losses), net	(226)	342
Interest income (expense), net	137	(201)

Income before income taxes	11,806	9,902
Income tax expense	(4,545)	(3,812)

Net income	$7,261	$6,090

Net income per share:
Basic	$0.25	$0.21
Diluted	0.24	0.20
Weighted average shares outstanding:
Basic	29,314	28,796
Diluted	30,609	30,473

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

	(In thousands)

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,261	$6,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,697	6,494
Impairment charge	—	52
Deferred income tax provision (benefit)	(123)	2,315
Loss on disposal of property and equipment	35	435
Tax benefit from exercise of stock options	385	143
Change in assets and liabilities:
Accounts receivable	(82)	674
Merchandise inventories	12,344	12,099
Prepaid expenses and other assets	(342)	(2,338)
Accounts payable	(16,944)	(9,645)
Accrued liabilities	(5,042)	2,441
Deferred liabilities and other liabilities	(196)	(345)

Net cash provided by operating activities	3,993	18,415

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,283)	(4,029)
Proceeds from sale of assets	268	—

Net cash used in investing activities	(5,015)	(4,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	749	1,266
Payments on long term debt	—	(213)

Net cash provided by financing activities	749	1,053

Effect of exchange rate fluctuations on cash	(222)	(224)
Net Increase (Decrease) in Cash and Cash Equivalents	(495)	15,215
CASH AND CASH EQUIVALENTS:
Beginning of Period	60,628	8,429

End of Period	$60,133	$23,644

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

      The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“Gymboree”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended February 1, 2003.

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

      The results of operations for the thirteen weeks ended May 3, 2003 are not necessarily indicative of the operating results that may be expected for the year ending January 31, 2004.

2.	Stock Based Compensation

      Gymboree accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company recorded compensation expense or income for its stock option plans and purchase plan, based on the fair value method consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, net income and net income per share would have been as follows:

	13 Weeks

	May 3,	May 4,
	2003	2002

	(In thousands,
	except per share
	data)
Net income, as reported	$7,261	$6,090
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(761)	(586)

Pro forma net income	$6,500	$5,504

Basic income per share
As reported	$0.25	$0.21
Pro forma	0.22	0.19
Diluted income per share
As reported	$0.24	$0.20
Pro forma	0.21	0.18

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of option grants and shares issued under the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	13 Weeks

	May 3,	May 4,
	2003	2002

Expected dividend rate	0%	0%
Expected volatility	59.0%	96.7%
Risk-free interest rate	2.8%	4.0%
Expected lives (yrs.)	4.0	4.0

3.	Net Income Per Share

      Basic net income per share is calculated by dividing net income for the period by the weighted average common shares outstanding for that period. Diluted net income per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

	(In thousands)
Weighted average number of shares — basic	29,314	28,796
Add: effect of dilutive securities	1,295	1,677

Weighted average number of shares — diluted	30,609	30,473

      Anti-dilutive options and warrants to purchase 1,662,996 and 571,149 shares of common stock were excluded from the above computations of weighted average shares for the 13 weeks ended May 3, 2003 and May 4, 2002, respectively.

4.	Comprehensive Income

      Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

	(In thousands)
Net income	$7,261	$6,090
Other comprehensive income (loss)	23	(185)

Total comprehensive income	$7,284	$5,905

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Segments

      Gymboree operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment.

	13 weeks ended May 3, 2003

	Retail
	Stores	Play & Music	Total

	(In thousands)
Net sales	$136,082	$3,373	$139,455
Depreciation and amortization	6,526	171	6,697
Operating income	11,342	553	11,895
Total assets	233,650	7,634	241,284
Capital expenditures	5,241	42	5,283

	13 weeks ended May 4, 2002

	Retail
	Stores	Play & Music	Total

	(In thousands)
Net sales	$129,612	$3,989	$133,601
Depreciation and amortization	6,389	105	6,494
Operating income	8,913	848	9,761
Total assets	210,993	8,954	219,947
Capital expenditures	3,870	159	4,029

      Net retail sales from international subsidiaries amounted to $12.1 million and $11.1 million in the first quarter of 2003 and 2002, respectively. Long-lived assets held by international subsidiaries amounted to $6.8 million and $8.7 million as of May 3, 2003 and May 4, 2002, respectively.

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders of The Gymboree Corporation

      We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 3, 2003 and May 4, 2002, and the related condensed consolidated statements of income and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

      We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of The Gymboree Corporation as of February 1, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 14, 2003 (April 24, 2003 as to Note 5), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

May 20, 2003

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise and marketing activity, gross margin achievement, our ability to manage inventory levels, general economic conditions, competitive market conditions, trade restrictions, instability in countries where our merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes”, “expects”, “estimates” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for fiscal year 2002 and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Results of Operations

      The following table sets forth selected statement of income data expressed as a percentage of net sales:

	13 Weeks Ended

	May 3,	May 4,
	2003	2002

Net sales:
Retail	97.6%	97.0%
Play & Music	2.4%	3.0%

Total net sales	100.0%	100.0%
Cost of goods sold, including buying and occupancy expenses	(57.8)%	(57.2)%

Gross profit	42.2%	42.8%
Selling, general and administrative expenses	(33.6)%	(35.5)%

Operating income	8.6%	7.3%
Foreign exchange gains (losses), net	(0.2)%	0.3%
Interest income (expense), net	0.1%	(0.2)%

Income before income taxes	8.5%	7.4%
Income tax expense	(3.3)%	(2.9)%

Net income	5.2%	4.5%

Thirteen weeks ended May 3, 2003 compared to thirteen weeks ended May 4, 2002

Net Sales

      Net retail sales in the first quarter of 2003 increased to $136.1 million from $129.6 million in the same period last year, an increase of $6.5 million or 5.0%. This increase was attributable to a 2% increase in comparable store sales combined with an increase in store sales from new and relocated stores. Management attributes the sales increase to the consistent delivery of a strong and focused product offering supported by strong customer service, which resulted in an increase in the average transaction value, offset in part by a lower volume of transactions. The number of stores open at the end of the quarter was 589, compared to 577 open as of the end of the same period last year. As of May 3, 2003, Gymboree operated 541 stores in the United States (including 13 Janie and Jack stores), 24 stores in Canada, and 24 stores in Europe.

      Play & Music net sales in the first quarter of 2003 decreased to $3.4 million from $4.0 million in the same period last year, a decrease of $0.6 million or 15.0%. The decrease was primarily due to a decrease in the number of international franchises sold during the first quarter of 2003 as compared to the same period last year.

Gross Profit

      Gross profit for the first quarter of 2003 increased 2.9% to $58.8 million from $57.2 million in the same period last year, an increase of $1.6 million. As a percentage of net sales, gross profit decreased 0.6 percentage points to 42.2% in the first quarter of 2003 from 42.8% in the same period last year. The decrease in gross profit as a percentage of net sales was attributable to an increase in promotional activity in our retail stores and lower gross margins from our Janie and Jack division, which is still in its development phase.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to $46.9 million in the first quarter of 2003 from $47.4 million in the same period last year, a decrease of $0.5 million or 1.0%. As a percentage of net sales, SG&A expenses decreased 1.9 percentage points to 33.6% in the first quarter of 2003 from 35.5% in the same period last year. The lower SG&A expenses in the first quarter of 2003 were primarily due to a decrease in marketing expenses due to a shift from external to in-store advertising and a decrease in travel expenses resulting from the SARS outbreak and the war in Iraq.

Foreign Exchange Gains (Losses), Net

      Net foreign exchange losses totaled $226,000 during the first quarter of 2003 compared to gains of $342,000 in the same period last year. These losses resulted primarily from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Income (Expense), Net

      Interest income increased to $194,000 in the first quarter of 2003 from $94,000 in the same period last year due to interest earned on higher cash and cash equivalent balances on a quarter-over-quarter basis, offset in part by lower interest rates. Interest expense of $57,000 was incurred in the first quarter of 2003, compared to $295,000 for the same period last year. The decrease was due to lower average borrowings and lower interest rates.

Income Taxes

      Our effective tax rate for the first quarters of 2003 and 2002 was 38.5%.

Financial Condition

Liquidity and Capital Resources

      Cash provided by operating activities for the thirteen weeks ended May 3, 2003 was $4.0 million compared to $18.4 million in the same period last year. This decrease was primarily due to changes in working capital items, including a decrease in accounts payable and accrued liabilities of $14.9 million. This decrease was offset by an increase in income before depreciation and amortization of $1.4 million and a decrease in the provision for deferred income taxes of $2.4 million.

      Cash used in investing activities for the thirteen weeks ended May 3, 2003 was $5.0 million and consisted primarily of capital expenditures for information technology improvements, the relocation and/or expansion of certain existing stores, and the opening of new stores. Capital expenditures were $5.3 million in the first quarter of 2003 and $4.0 million in the same period last year. Gymboree estimates that capital expenditures during 2003 will be approximately $33 million, and will primarily be used to open 15-20 new Gymboree stores as well as 15-18 new Janie and Jack stores, relocate selected Gymboree stores and to continue the systems infrastructure improvements.

      Cash provided by financing activities for the thirteen weeks ended May 3, 2003 totaled $749,000 compared to $1.1 million in the same period last year. This decrease was due to fewer stock option exercises in the first quarter of 2003 compared to the same period last year.

      Cash and cash equivalents were $60.1 million at May 3, 2003, a decrease of $0.5 million from February 1, 2003. Working capital as of May 3, 2003 was $87.1 million compared to $76.7 million as of February 1, 2003.

      Gymboree has a secured revolving credit facility which provides for borrowings of up to $60 million. This credit facility expires in September 2003. Gymboree intends to renew or replace this credit facility on substantially similar terms.

      Gymboree anticipates that cash generated from operations, together with existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy Gymboree’s cash needs through 2003.

      Gymboree is the guarantor on lease agreements for 14 of the 19 Zutopia stores sold to The Wet Seal in 2000 and a Play & Music site sold to a franchisee in 2002. The guarantees on the Zutopia store leases are effective until the leases expire, which occurs through 2009. The guarantee on the Play & Music site is effective until November 30, 2003. The lease guarantees require that Gymboree make all required lease payments upon default by the current tenants. Gymboree’s maximum potential amount of future payments under the guarantees approximates $15.2 million, excluding amounts that would be payable based on a percentage of sales, as such amounts cannot be estimated. Gymboree does not have recourse against The Wet Seal, Inc. or the Play & Music franchisee in case of non-performance. The following table reflects a summary of our lease guarantees as of May 3, 2003.

Lease Guarantees	1-3 years	4-5 years	After 5 years	Total

	($ in thousands)
Lease guarantees	$7,348	$5,018	$2,845	$15,211

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

      Gymboree enters into forward foreign exchange contracts to hedge certain inter-company loans and inventory purchases. The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries and dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

      The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of May 3, 2003 and May 4, 2002.

	13 weeks ended May 3, 2003

	Notional	Fair Value	Weighted
	Amount	Loss	Average Rate

	(In thousands, except weighted average rate data)
British pounds sterling	$15,297	$(407)	$1.60
Canadian dollars	7,739	(629)	0.70
Euro	6,015	(404)	1.15

Total	$29,051	$(1,440)

	13 weeks ended May 4, 2002

	Notional	Fair Value	Weighted
	Amount	Loss	Average Rate

	(In thousands, except weighted average rate data)
British pounds sterling	$8,738	$(151)	$1.42
Canadian dollars	6,296	(48)	0.63

Total	$15,034	$(199)

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

Item 6.     Exhibits and Reports on Form 8-K

      (a)     Exhibits

10.52	Management Severance Plan
10.53	Management Severance Plan (Lump Sum Payment)
10.54	Management Change of Control Plan
15	Letter re: Unaudited Interim Financial Information
99.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

      (b)     Reports on Form 8-K

      On March 20, 2003, we filed a current report on Form 8-K in connection with our fourth quarter and 2002 results, which provided a separate presentation of revenues from retail operations and Play & Music operations for the two years ending February 1, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

By:	/s/ MYLES MCCORMICK

Myles McCormick
Chief Financial Officer and Principal Financial and Accounting Officer

Date: June 13, 2003

CERTIFICATIONS

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

Date: June 13, 2003

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

Myles McCormick
Chief Financial Officer and
Principal Financial and Accounting Officer

Date: June 13, 2003

Exhibit Index

Exhibit
Number	Description

10.52	Management Severance Plan
10.53	Management Severance Plan (Lump Sum Payment)
10.54	Management Change of Control Plan
15	Letter re: Unaudited Interim Financial Information
99.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.