Form 10-Q
period 2003-08-02
GYMBOREE CORP
filed 2003-09-11
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 000-21250

The Gymboree Corporation
(Exact name of registrant as specified in its charter)

Delaware	94-2615258
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 Airport Boulevard, Suite 200, Burlingame, California	94010-1912 (Zip code)
(Address of principal executive offices)

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

          As of August 30, 2003, 29,627,454 shares of the registrant’s common stock were outstanding.

Page
Number

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Operations	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5
Independent Accountants’ Report	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3. Quantitative and Qualitative Disclosures about Market Risk	13
Item 4. Controls and Procedures	13
PART II OTHER INFORMATION
Item 1. Legal Proceedings	14
Item 4. Submission of Matters to a Vote of Security Holders	14
Item 6. Exhibits and Reports on Form 8-K	14

Signatures	15

Exhibit Index

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2,	February 1,	August 3,
	2003	2003	2002

	(In thousands, except share data)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$48,440	$60,628	$20,114
Income tax receivable	—	—	16,563
Accounts receivable	7,943	7,506	6,855
Merchandise inventories	67,618	62,561	64,151
Prepaid expenses and deferred taxes	10,624	10,764	9,252

Total current assets	134,625	141,459	116,935

Property and Equipment
Land and buildings	10,371	10,371	10,371
Leasehold improvements	96,613	92,126	88,652
Furniture, fixtures and equipment	133,486	128,212	123,367

	240,470	230,709	222,390
Less accumulated depreciation and amortization	(135,850)	(124,245)	(117,142)

	104,620	106,464	105,248
Lease Rights, Deferred Taxes and Other Assets	7,303	7,213	5,124

Total Assets	$246,548	$255,136	$227,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$30,756	$27,150	$22,160
Income tax payable	121	12,745	5,156
Accrued liabilities	17,745	24,825	19,588
Current portion of long-term debt	—	—	529

Total current liabilities	48,622	64,720	47,433

Long-Term Liabilities
Long-term debt, net of current portion	—	—	8,603
Deferred rent and other liabilities	20,151	20,998	22,074

Total Liabilities	68,773	85,718	78,110

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 29,614,340, 29,223,741 and 28,988,372 shares outstanding at August 2, 2003, February 1, 2003 and August 3, 2002, respectively)	52,725	50,086	47,014
Retained earnings	126,301	120,099	103,154
Accumulated other comprehensive loss	(1,251)	(767)	(971)

Total stockholders’ equity	177,775	169,418	149,197

Total Liabilities and Stockholders’ Equity	$246,548	$255,136	$227,307

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands, except per share data)
	(Unaudited)
Net sales:
Retail	$110,356	$105,079	$246,438	$234,691
Play & Music	2,734	3,169	6,107	7,158

Total net sales	113,090	108,248	252,545	241,849
Cost of goods sold, including buying and occupancy expenses	(71,855)	(66,968)	(152,489)	(143,415)

Gross profit	41,235	41,280	100,056	98,434
Selling, general and administrative expenses	(43,506)	(43,229)	(90,432)	(90,621)

Operating income (loss)	(2,271)	(1,949)	9,624	7,813
Foreign exchange gains, net	441	139	214	481
Interest income (expense), net	27	(150)	165	(352)

Income (loss) before income taxes	(1,803)	(1,960)	10,003	7,942
Income tax benefit (expense)	744	755	(3,801)	(3,058)

Net income (loss)	$(1,059)	$(1,205)	$6,202	$4,884

Net income (loss) per share:
Basic	$(0.04)	$(0.04)	$0.21	$0.17
Diluted	(0.04)	(0.04)	0.20	0.16
Weighted average shares outstanding:
Basic	29,552	28,943	29,433	28,869
Diluted	29,552	28,943	30,723	30,539

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended

	August 2,	August 3,
	2003	2002

	(In thousands)

	(Unaudited)
Cash Flows from Operating Activities:
Net income	$6,202	$4,884
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,325	13,316
Deferred income tax provision	100	16,139
Loss on disposal of property and equipment	55	1,338
Tax benefit from exercise of stock options	385	270
Change in assets and liabilities:
Accounts receivable	(380)	838
Income tax receivable	—	(16,563)
Merchandise inventories	(4,705)	(567)
Prepaid expenses and other assets	(195)	152
Accounts payable	3,531	1,898
Income tax payable	(12,624)	809
Accrued liabilities	(7,029)	684
Deferred liabilities and other liabilities	(772)	(1,127)

Net cash provided by (used in) operating activities	(2,107)	22,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,920)	(11,685)
Proceeds from sale of assets	386	—

Net cash used in investing activities	(11,534)	(11,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,258	2,259
Payments on long term debt	—	(382)

Net cash provided by financing activities	2,258	1,877

Effect of exchange rate fluctuations on cash	(805)	(578)
Net Increase (Decrease) in Cash and Cash Equivalents	(12,188)	11,685
CASH AND CASH EQUIVALENTS:
Beginning of Period	60,628	8,429

End of Period	$48,440	$20,114

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

      The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“Gymboree”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003.

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

      The results of operations for the twenty-six weeks ended August 2, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 31, 2004.

2.	Stock Based Compensation

      Gymboree accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company recorded compensation expense for its stock option plans and purchase plan, based on the fair value method consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, net income (loss) and net income (loss) per share would have been as follows:

	13 Weeks		26 Weeks

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net income (loss), as reported	$(1,059)	$(1,205)	$6,202	$4,884
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(865)	(610)	(1,625)	(1,196)

Pro forma net income (loss)	$(1,924)	$(1,815)	$4,577	$3,688

Basic income (loss) per share
As reported	$(0.04)	$(0.04)	$0.21	$0.17
Pro forma	(0.07)	(0.06)	0.16	0.13
Diluted income (loss) per share
As reported	$(0.04)	$(0.04)	$0.20	$0.16
Pro forma	(0.07)	(0.06)	0.15	0.12

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of option grants and shares issued under the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods Ended

	August 2,	August 3,
	2003	2002

Expected dividend rate	0%	0%
Expected volatility	45.4%	59.0%
Risk-free interest rate	2.6%	3.0%
Expected lives (yrs.)	4.0	4.0

3.	Net Income (Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net income for the period by the weighted average common shares outstanding for that period. Diluted net income per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands)
Weighted average number of shares — basic	29,552	28,943	29,433	28,869
Add: effect of dilutive securities	—	—	1,290	1,670

Weighted average number of shares — diluted	29,552	28,943	30,723	30,539

      Anti-dilutive options and warrants to purchase 1,341,123 and 536,654 shares of common stock for the 13 weeks ended August 2, 2003 and August 3, 2002, respectively, and 1,576,559 and 601,807 shares of common stock for the 26 weeks ended August 2, 2003 and August 3, 2002, respectively, were excluded from the above computations of weighted average shares.

4.	Comprehensive Income (Loss)

      Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

	(In thousands)
Net income (loss)	$(1,059)	$(1,205)	$6,202	$4,884
Other comprehensive loss	(507)	(461)	(484)	(971)

Total comprehensive income (loss)	$(1,566)	$(1,666)	$5,718	$3,913

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Segments

      Gymboree operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment.

	13 Weeks Ended August 2, 2003			26 Weeks Ended August 2, 2003

	Retail	Play &		Retail	Play &
	Stores	Music	Total	Stores	Music	Total

Net sales	$110,356	$2,734	$113,090	$246,438	$6,107	$252,545
Depreciation and amortization	6,557	71	6,628	13,083	242	13,325
Operating income (loss)	(2,462)	191	(2,271)	8,880	744	9,624
Total assets	239,622	6,926	246,548	239,622	6,926	246,548
Capital expenditures	6,599	38	6,637	11,840	80	11,920

	13 Weeks Ended August 3, 2002			26 Weeks Ended August 3, 2002

	Retail	Play &		Retail	Play &
	Stores	Music	Total	Stores	Music	Total

Net sales	$105,079	$3,169	$108,248	$234,691	$7,158	$241,849
Depreciation and amortization	6,654	168	6,822	13,044	272	13,316
Operating income (loss)	(1,981)	32	(1,949)	6,933	880	7,813
Total assets	221,213	6,094	227,307	221,213	6,094	227,307
Capital expenditures	7,557	99	7,656	11,536	149	11,685

      Net retail sales from international subsidiaries amounted to $10.6 million and $10.4 million for the 13 weeks ended August 2, 2003 and August 3, 2002, respectively, and $22.8 million and $21.4 million for the 26 weeks ended August 2, 2003 and August 3, 2002, respectively. Long-lived assets held by international subsidiaries amounted to $7.0 million and $8.1 million as of August 2, 2003 and August 3, 2002, respectively.

6.	New Credit Facility

      On August 11, 2003, Gymboree entered into an unsecured revolving credit facility for borrowings of up to $60 million, replacing a previous asset-based secured credit facility that was due to expire on September 20, 2003. This credit facility may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. This credit facility has a three-year term and may, at the option of the Company, be increased to $70 million at any time during the first two years of the term. The interest rate for each borrowing under the facility will be, at the option of Gymboree, either a base rate plus an additional marginal rate or the Eurodollar rate plus an additional marginal rate. The base rate margin is currently 0% and the Eurodollar rate margin is currently 1.25%. This credit facility requires Gymboree to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of August 2, 2003, $36.8 million of documentary and stand-by letters of credit were outstanding.

INDEPENDENT ACCOUNTANTS’ REPORT

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of August 2, 2003 and August 3, 2002, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended, and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

DELOITTE & TOUCHE LLP

San Francisco, California

August 19, 2003

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, concepts and marketing activity, gross margin achievement, our ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, trade restrictions, instability in countries where our merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes”, “expects”, “estimates” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for fiscal year 2002 and our other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Results of Operations

      The following table sets forth selected statement of operations data expressed as a percentage of net sales:

	13 Weeks Ended		26 Weeks Ended

	August 2,	August 3,	August 2,	August 3,
	2003	2002	2003	2002

Net sales:
Retail	97.6%	97.1%	97.6%	97.0%
Play & Music	2.4%	2.9%	2.4%	3.0%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy expenses	(63.5)%	(61.9)%	(60.4)%	(59.3)%

Gross profit	36.5%	38.1%	39.6%	40.7%
Selling, general and administrative expenses	(38.5)%	(39.9)%	(35.8)%	(37.5)%

Operating income (loss)	(2.0)%	(1.8)%	3.8%	3.2%
Foreign exchange gains, net	0.4%	0.1%	0.1%	0.2%
Interest income (expense), net	0.0%	(0.1)%	0.1%	(0.1)%

Income (loss) before income taxes	(1.6)%	(1.8)%	4.0%	3.3%
Income tax benefit (expense)	0.7%	0.7%	(1.5)%	(1.3)%

Net income (loss)	(0.9)%	(1.1)%	2.5%	2.0%

Thirteen Weeks Ended August 2, 2003 Compared to Thirteen Weeks Ended August 3, 2002

Net Sales

      Net retail sales in the second quarter of 2003 increased to $110.4 million from $105.1 million in the same period last year, an increase of $5.3 million or 5%. This increase was attributable mainly to a 1% increase in comparable store sales combined with an increase in store sales from new and relocated stores. Management attributes the sales increase to the consistent delivery of a strong and focused product offering supported by strong customer service, as well as an increase in promotional activity. Both of these factors led to an increase in the average transaction value, which was partially offset by a lower volume of transactions. The number of stores open at the end of the quarter was 594, compared to 571 open as of the end of the same period last year. As of August 2, 2003, Gymboree operated 543 stores in the United States (including 16 Janie and Jack stores), 27 stores in Canada, and 24 stores in Europe.

      Play & Music net sales in the second quarter of 2003 decreased to $2.7 million from $3.2 million in the same period last year, a decrease of $0.5 million or 16%. The decrease was primarily due to a decrease in franchise and equipment sales during the second quarter of 2003 as compared to the same period last year.

Gross Profit

      Gross profit for the second quarter of 2003 decreased to $41.2 million from $41.3 million in the same period last year. As a percentage of net sales, gross profit decreased 1.6 percentage points to 36.5% in the second quarter of 2003 from 38.1% in the same period last year. The decrease in gross profit as a percentage of net sales was attributable to the under-performance of our boy business and lower gross margins on the sale of off-price goods. In addition, our Janie and Jack division, which is still in its development phase, has lower gross margins when compared to the Gymboree division.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $43.5 million in the second quarter of 2003 from $43.2 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 1.4 percentage points to 38.5% in the second quarter of 2003 from 39.9% in the same period last year. The decrease in SG&A expenses as a percentage of net sales in the second quarter of 2003 was primarily due to a decrease in incentive compensation, fewer store closures, and more effective payroll expense management, offset in part by a payment of approximately $1 million, net of costs for disposal, received for a lease buyout in the prior year. In addition, SG&A expenses increased due to variable expenses related to new stores and an increase in distribution expenses due to higher unit shipments.

Foreign Exchange Gains, Net

      Net foreign exchange gains totaled $441,000 during the second quarter of 2003 compared to gains of $139,000 in the same period last year. These gains resulted primarily from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Income (Expense), Net

      Interest income increased to $168,000 in the second quarter of 2003 from $146,000 in the same period last year due to interest earned on higher cash and cash equivalent balances on a quarter-over-quarter basis, offset in part by lower interest rates. Interest expense of $141,000 was incurred in the second quarter of 2003, compared to $296,000 for the same period last year. The decrease was due to lower average borrowings and lower interest rates.

Income Taxes

      Our effective tax rate for the second quarters of 2003 and 2002 was 38.0% and 38.5%, respectively. During the second quarter of 2003, our effective tax rate was reduced from 38.5% to 38.0% based upon our estimated annual 2003 effective tax rate.

Twenty-Six Weeks Ended August 2, 2003 Compared to Twenty-Six Weeks Ended August 3, 2002

Net Sales

      Net retail sales for the twenty-six weeks ended August 2, 2003 increased to $246.4 million from $234.7 million in the same period last year, an increase of $11.7 million or 5%. This increase was attributable to a 1% increase in comparable store sales combined with an increase in store sales from new and relocated stores. Management attributes the sales increase to the consistent delivery of a strong and focused product offering supported by strong customer service, as well as an increase in promotional activity. Both of these factors led to an increase in the average transaction value, which was partially offset by a lower volume of transactions. The number of stores open at the end of the quarter was 594, compared to 571 open as of the end of the same period last year. As of August 2, 2003, Gymboree operated 543 stores in the United States (including 16 Janie and Jack stores), 27 stores in Canada, and 24 stores in Europe.

      Play & Music net sales for the twenty-six weeks ended August 2, 2003 decreased to $6.1 million from $7.1 million in the same period last year, a decrease of $1.0 million or 14%. The decrease was primarily due to a decrease in franchise and equipment sales during the twenty-six weeks ended August 2, 2003 as compared to the same period last year.

Gross Profit

      Gross profit for the twenty-six weeks ended August 2, 2003 increased 2% to $100.0 million from $98.4 million in the same period last year, an increase of $1.6 million. As a percentage of net sales, gross profit decreased 1.1 percentage points to 39.6% in the twenty-six weeks ended August 2, 2003 from 40.7% in the same period last year. The decrease in gross profit as a percentage of net sales was attributable to the under-performance of our boy business and an increase in promotional activity in our retail stores. In addition, our Janie and Jack division, which is still in its development phase, has lower gross margins when compared to the Gymboree division.

Selling, General and Administrative Expenses

      SG&A expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to $90.4 million in the twenty-six weeks ended August 2, 2003 from $90.6 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 1.7 percentage points to 35.8% in the twenty-six weeks ended August 2, 2003 from 37.5% in the same period last year. The lower SG&A expenses for the twenty-six weeks ended August 2, 2003 were primarily due to fewer store closures, a decrease in marketing expenses due to a shift from external to in-store advertising, and a decrease in travel expenses resulting from the SARS outbreak and the war in Iraq. These decreases were offset in part by variable expenses related to new stores, an increase in distribution expenses due to higher unit shipments, and a payment of approximately $1 million, net of costs of disposal, received for a lease buyout in prior year.

Foreign Exchange Gains, Net

      Net foreign exchange gains totaled $214,000 during the twenty-six weeks ended August 2, 2003 compared to gains of $481,000 in the same period last year. These gains resulted primarily from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Income (Expense), Net

      Interest income increased to $363,000 in the twenty-six weeks ended August 2, 2003 from $239,000 in the same period last year due to interest earned on higher cash and cash equivalent balances on a year-over-year basis, offset in part by lower interest rates. Interest expense of $198,000 was incurred in the twenty-six weeks ended August 2, 2003, compared to $591,000 for the same period last year. The decrease was due to lower average borrowings and lower interest rates.

Income Taxes

      Our effective tax rates for the twenty-six weeks ended August 2, 2003 and August 3, 2002 was 38.0% and 38.5%, respectively.

Financial Condition

Liquidity and Capital Resources

      Cash used in operating activities for the twenty-six weeks ended August 2, 2003 was $2.1 million compared to $22.1 million provided by operating activities in the same period last year. This decrease was primarily due to changes in working capital items, including a decrease in income tax payable of $12.6 million, a decrease related to accounts payable and accrued liabilities of $3.5 million, and a decrease related to merchandise inventories of $4.7 million. These decreases were offset by income before depreciation and amortization of $19.5 million.

      Cash used in investing activities for the twenty-six weeks ended August 2, 2003 was $11.5 million and consisted primarily of capital expenditures for information technology improvements, the relocation and/or expansion of certain existing stores, and the opening of new stores. Capital expenditures were $11.9 million for the twenty-six weeks ended August 2, 2003 and $11.7 million in the same period last year. Gymboree estimates that capital expenditures during 2003 will be approximately $33 million, and will primarily be used to open 20 new Gymboree stores as well as 20 new Janie and Jack stores, relocate selected Gymboree stores and to continue the systems infrastructure improvements.

      Cash provided by financing activities for the twenty-six weeks ended August 2, 2003 totaled $2.3 million compared to $1.9 million in the same period last year. This increase was due to a decrease in debt payments for the twenty-six weeks ended August 2, 2003 compared to the same period last year.

      Cash and cash equivalents were $48.4 million at August 2, 2003, a decrease of $12.2 million from February 1, 2003. Working capital as of August 2, 2003 was $86.0 million compared to $76.7 million as of February 1, 2003.

      On August 11, 2003, Gymboree entered into an unsecured revolving credit facility for borrowings of up to $60 million, replacing a previous asset-based secured credit facility that was due to expire on September 20, 2003. This credit facility may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. This credit facility has a three-year term and may, at the option of the Company, be increased to $70 million at any time during the first two years of the term. The interest rate for each borrowing under the facility will be, at the option of Gymboree, either a base rate plus an additional marginal rate or the Eurodollar rate plus an additional marginal rate. The base rate margin is currently 0% and the Eurodollar rate margin is currently 1.25%. This credit facility requires Gymboree to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of August 2, 2003, $36.8 million of documentary and stand-by letters of credit were outstanding.

      At August 2, 2003, cash equivalents totaling $5 million were held as collateral for certain liabilities under the credit agreement with Gymboree’s prior lender. Concurrent with the signing of the new credit facility on August 11, 2003, $3 million was released to Gymboree. The amount of $2 million continues to be held as collateral for certain cash management services to be provided by the prior lender in the period ending November 30, 2003. The balance of the cash collateral will thereafter be released to Gymboree.

      Gymboree is the guarantor on lease agreements for 14 of the 19 Zutopia stores sold to The Wet Seal in 2000 and 4 Play & Music sites sold to franchisees. The guarantees on the Zutopia store leases are effective through 2009. The guarantees on the Play & Music sites are effective through 2006. The lease guarantees require that Gymboree make all required lease payments upon default by the current tenants. Gymboree’s maximum potential amount of future payments under the guarantees approximates $14.9 million, excluding amounts that would be payable based on a percentage of sales, as such amounts cannot be estimated. Gymboree does not have recourse against The Wet Seal, Inc. or the Play & Music franchisees in case of non-performance. The following table reflects a summary of our lease guarantees as of August 2, 2003.

Lease Guarantees

	1-3 Years	4-5 Years	After 5 Years	Total

	($ in thousands)
Lease guarantees	$6,395	$5,068	$3,461	$14,924

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

      The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of August 2, 2003 and August 3, 2002.

	August 2, 2003

	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate

	(In thousands, except weighted average rate data)
British pounds sterling	$9,695	$(138)	$1.59
Canadian dollars	8,912	(516)	0.71
Euro	67	—	1.13

Total	$18,674	$(654)

	August 3, 2002

	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate

	(In thousands, except weighted average rate data)
British pounds sterling	$14,016	$(979)	$1.44
Canadian dollars	9,573	181	0.63
Euro	474	(18)	0.98

Total	$24,063	$(816)

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and our chief financial officer, of the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, our chief executive officer and our chief financial officer have concluded that, as of the date of the evaluation, our disclosure controls and procedures were effective.

Changes in Internal Controls

      No change was made to our internal control over financial reporting in connection with this evaluation that has materially affected, or is reasonably likely to materially affect, such internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      Gymboree is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

      The Gymboree Corporation annual meeting of stockholders was held on June 25, 2003 at which time the stockholders voted on the following proposals:

		Votes Against	Abstentions and
	Votes for	or Withheld	Non-Votes

Election of Class I Directors:
Blair W. Lambert	24,258,749	2,651,862	—
Gary M. Heil	24,257,139	2,653,472	—
Adoption of Amendment to the 2002 Stock Incentive Plan	22,688,733	4,204,176	17,701
Ratification of Appointment of Independent Auditors	25,480,954	1,426,539	3,117

      At the annual meeting, Blair W. Lambert and Gary M. Heil were elected as Class I directors, whose terms will expire at the annual meeting of stockholders in 2006. Continuing Class II directors, whose terms will expire at the annual meeting in 2004, are Lisa M. Harper and Barbara L. Rambo. Continuing Class III directors, whose terms will expire at the annual meeting in 2005, are Stuart G. Moldaw, John C. Pound and William U. Westerfield.

      The amendment to The Gymboree Corporation 2002 Stock Incentive Plan was approved at the meeting.

      The appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending January 31, 2004 was ratified at the meeting.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.55	Credit Agreement with Bank of America dated August 11, 2003
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On May 8, 2003, we filed a current report on Form 8-K in connection with a press release announcing certain financial results for the four-week period ended May 3, 2003 and for the first fiscal quarter of 2003.

      On May 20, 2003, we filed a current report on Form 8-K in connection with a press release announcing first quarter earnings for the fiscal quarter ended May 3, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 10, 2003	By: /s/ MYLES MCCORMICK

Date	Myles McCormick Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.55	Credit Agreement with Bank of America dated August 11, 2003
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.