Form 10-Q
period 2003-11-01
GYMBOREE CORP
filed 2003-12-16
CIK 786110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[ X ]     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 1, 2003

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

Yes [✓]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [✓]	No [ ]

     As of November 29, 2003, 29,914,609 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	November 1,	February 1,	November 2,
	2003	2003	2002

Assets
Current Assets
Cash and cash equivalents	$56,463	$60,628	$38,197
Accounts receivable	8,089	7,506	4,979
Merchandise inventories	81,832	62,561	71,148
Prepaid expenses and deferred taxes	11,736	10,764	10,310

Total current assets	158,120	141,459	124,634

Property and Equipment
Land and buildings	10,371	10,371	10,371
Leasehold improvements	106,502	92,126	91,445
Furniture, fixtures and equipment	134,252	128,212	127,081

	251,125	230,709	228,897
Less accumulated depreciation and amortization	(140,376)	(124,245)	(122,068)

	110,749	106,464	106,829
Lease Rights, Deferred Taxes and Other Assets	6,808	7,213	4,553

Total Assets	$275,677	$255,136	$236,016

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$35,185	$27,150	$26,126
Income tax payable	5,065	12,745	7,270
Accrued liabilities	26,272	24,825	24,672

Total current liabilities	66,522	64,720	58,068

Long-Term Liabilities
Deferred rent and other liabilities	21,154	20,998	21,318

Total Liabilities	87,676	85,718	79,386

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 29,801,652, 29,223,741 and 29,093,177 shares outstanding at November 1, 2003, February 1, 2003 and November 2, 2002, respectively)	54,335	50,086	47,865
Retained earnings	134,616	120,099	109,452
Accumulated other comprehensive loss	(950)	(767)	(687)

Total stockholders’ equity	188,001	169,418	156,630

Total Liabilities and Stockholders’ Equity	$275,677	$255,136	$236,016

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales:
Retail	$148,148	$144,539	$394,586	$379,229
Play & Music	2,894	3,338	9,001	10,497

Total net sales	151,042	147,877	403,587	389,726
Cost of goods sold, including buying and occupancy expenses	(88,708)	(87,024)	(241,197)	(230,438)

Gross profit	62,334	60,853	162,390	159,288
Selling, general and administrative expenses	(48,992)	(49,990)	(139,424)	(140,612)

Operating income	13,342	10,863	22,966	18,676
Foreign exchange gains (losses), net	(31)	(96)	183	385
Interest income (expense), net	101	(526)	266	(878)

Income before income taxes	13,412	10,241	23,415	18,183
Income tax expense	(5,097)	(3,943)	(8,898)	(7,000)

Net income	$8,315	$6,298	$14,517	$11,183

Net income per share:
Basic	$0.28	$0.22	$0.49	$0.39
Diluted	0.27	0.21	0.47	0.37
Weighted average shares outstanding:
Basic	29,687	29,050	29,518	28,930
Diluted	30,837	30,702	30,764	30,583

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended

	November 1,	November 2,
	2003	2002

	(in thousands)
Cash Flows from Operating Activities:
Net income	$14,517	$11,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,942	20,747
Realization of net operating loss carryforward	—	16,563
Deferred income tax provision	(230)	(678)
Loss on disposal of property and equipment	356	1,183
Tax benefit from exercise of stock options	770	429
Change in assets and liabilities:
Accounts receivable	(555)	2,714
Merchandise inventories	(18,682)	(7,564)
Prepaid expenses and other assets	(102)	790
Accounts payable	7,858	5,865
Income tax payable	(7,676)	2,923
Accrued liabilities	1,379	4,924
Deferred liabilities and other liabilities	292	(1,822)

Net cash provided by operating activities	17,869	57,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,803)	(20,322)
Proceeds from sale of assets	600	—

Net cash used in investing activities	(24,203)	(20,322)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	3,495	2,952
Payments on long term debt	—	(9,515)

Net cash provided by (used in) financing activities	3,495	(6,563)

Effect of exchange rate fluctuations on cash	(1,326)	(604)
Net Increase (Decrease) in Cash and Cash Equivalents	(4,165)	29,768
CASH AND CASH EQUIVALENTS:
Beginning of Period	60,628	8,429

End of Period	$56,463	$38,197

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

The results of operations for the thirty-nine weeks ended November 1, 2003 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 31, 2004.

2.	Stock Based Compensation

Gymboree accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company recorded compensation expense for its stock option plans and purchase plan based on the fair value method consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, net income and net income per share would have been as follows:

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

	(In thousands, except per share data)
Net income, as reported	$8,315	$6,298	$14,517	$11,183
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(836)	(736)	(2,461)	(1,932)

Pro forma net income	$7,479	$5,562	$12,056	$9,251

Basic income per share
As reported	$0.28	$0.22	$0.49	$0.39
Pro forma	0.25	0.19	0.41	0.32
Diluted income per share
As reported	$0.27	$0.21	$0.47	$0.37
Pro forma	0.24	0.18	0.39	0.30

The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods ended

	November 1,	November 2,
	2003	2002

Expected dividend rate	0%	0%
Expected volatility	45.3%	59.0%
Risk-free interest rate	2.6%	3.0%
Expected lives (yrs.)	4.0	4.3

3.	Net Income Per Share

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

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

		(In thousands)
Weighted average number of shares - basic	29,687	29,050	29,518	28,930
Add: effect of dilutive securities	1,150	1,652	1,246	1,653

Weighted average number of shares - diluted	30,837	30,702	30,764	30,583

Anti-dilutive options and warrants to purchase 1,995,934 and 868,786 shares of common stock for the 13 weeks ended November 1, 2003 and November 2, 2002, respectively, and 1,730,262 and 654,571 shares of common stock for the 39 weeks ended November 1, 2003 and November 2, 2002, respectively, were excluded from the above computations of weighted average shares.

4.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

		(In thousands)
Net income	$8,315	$6,298	$14,517	$11,183
Other comprehensive income (loss)	301	284	(183)	(363)

Total comprehensive income	$8,616	$6,582	$14,334	$10,820

5.	Segments

Gymboree operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment (in thousands).

	13 Weeks Ended November 1, 2003			39 Weeks Ended November 1, 2003

	Retail			Retail
	Stores	Play & Music	Total	Stores	Play & Music	Total

Net sales	$148,148	$2,894	$151,042	$394,586	$9,001	$403,587
Depreciation and amortization	6,479	138	6,617	19,562	380	19,942
Operating income	12,905	437	13,342	21,785	1,181	22,966
Total assets	269,637	6,040	275,677	269,637	6,040	275,677
Capital expenditures	12,849	34	12,883	24,689	114	24,803

	13 Weeks Ended November 2, 2002			39 Weeks Ended November 2, 2002

	Retail			Retail
	Stores	Play & Music	Total	Stores	Play & Music	Total

Net sales	$144,539	$3,338	$147,877	$379,229	$10,497	$389,726
Depreciation and amortization	7,268	163	7,431	20,312	435	20,747
Operating income	10,420	443	10,863	17,354	1,322	18,676
Total assets	230,243	5,773	236,016	230,243	5,773	236,016
Capital expenditures	8,577	60	8,637	20,113	209	20,322

Net retail sales from international subsidiaries amounted to $13.9 million and $13.8 million for the 13 weeks ended November 1, 2003 and November 2, 2002, respectively, and $36.7 million and $35.3 million for the 39 weeks ended November 1, 2003 and November 2, 2002, respectively. Long-lived assets held by international subsidiaries amounted to $7.7 million and $7.8 million as of November 1, 2003 and November 2, 2002, respectively.

6.	New Credit Facility

On August 11, 2003, Gymboree entered into an unsecured revolving credit facility for borrowings of up to $60 million, replacing a previous asset-based secured credit facility that was due to expire on September 20, 2003. This credit facility may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. This credit facility has a three-year term and may, at the option of the Company, be increased to $70 million at any time during the first two years of the term. The interest rate for each borrowing under the facility will be, at the option of Gymboree, either a base rate plus an additional marginal rate or the Eurodollar rate plus an additional marginal rate. The base rate margin is currently 0% and the Eurodollar rate margin is currently 1.25%. This credit facility requires Gymboree to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of November 1, 2003, $43.0 million of documentary and stand-by letters of credit were outstanding and cash equivalents totaling $2 million were held as collateral for certain cash management services to be provided by the prior lender in the period ending November 30, 2003. The balance of the cash collateral will thereafter be released to Gymboree.

INDEPENDENT ACCOUNTANTS’ REPORT

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of November 1, 2003 and November 2, 2002, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended, and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

December 16, 2003

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

Results of Operations

     The following table sets forth selected statement of operations data expressed as a percentage of net sales:

	13 Weeks Ended		39 Weeks Ended

	November 1,	November 2,	November 1,	November 2,
	2003	2002	2003	2002

Net sales:
Retail	98.1%	97.7%	97.8%	97.3%
Play & Music	1.9%	2.3%	2.2%	2.7%

Total net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold, including buying and occupancy expenses	(58.7)%	(58.8)%	(59.8)%	(59.1)%

Gross profit	41.3%	41.2%	40.2%	40.9%
Selling, general and administrative expenses	(32.4)%	(33.8)%	(34.5)%	(36.1)%

Operating income	8.9%	7.4%	5.7%	4.8%
Foreign exchange gains (losses), net	0.0%	(0.1)%	0.0%	0.0%
Interest income (expense), net	0.0%	(0.4)%	0.0%	(0.2)%

Income before income taxes	8.9%	6.9%	5.7%	4.6%
Income tax expense	(3.4)%	(2.7)%	(2.2)%	(1.8)%

Net income	5.5%	4.2%	3.5%	2.8%

Thirteen weeks ended November 1, 2003 compared to thirteen weeks ended November 2, 2002

Net Sales

     Net retail sales in the third quarter of 2003 increased to $148.1 million from $144.5 million in the same period last year, an increase of $3.6 million or 2%. Management attributes the sales increase to an increase in the number of Gymboree and Janie and Jack stores open compared to the prior year. This impact was partially offset by a 3% decrease in comparable store sales largely resulting from a reduction in the number of transactions during the quarter. The number of stores open at the end of the quarter was 612, compared to 585 open as of the end of the same period last year. As of November 1, 2003, Gymboree operated 561 stores in the United States (including 25 Janie and Jack stores), 27 stores in Canada, and 24 stores in Europe. The Company also operates online stores at gymboree.com and janieandjack.com.

     Play & Music net sales in the third quarter of 2003 decreased to $2.9 million from $3.3 million in the same period last year, a decrease of $0.4 million or 12%. The decrease was primarily due to a decrease in new franchise and related equipment sales during the third quarter of 2003 as compared to the same period last year.

Gross Profit

     Gross profit for the third quarter of 2003 increased to $62.3 million from $60.9 million in the same period last year. As a percentage of net sales, gross profit increased 0.1 percentage points to 41.3% in the third quarter of 2003 from 41.2% in the same period last year. Our gross margins were positively impacted by markdown optimization, whereby markdowns are targeted to maximize SKU level sales and margins, as well as micro-merchandising, whereby product assortments are tailored by store according to individual store characteristics. This effect was offset by lower margins at our Janie and Jack division, which is still in its development phase, reduced leverage on occupancy expenses related to stores with negative comparable sales, and the under-performance of our boy business.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to $49.0 million in the third quarter of 2003 from $50.0 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 1.4 percentage points to 32.4% in the third quarter of 2003 from 33.8% in the same period last year. The decrease in SG&A expenses as a percentage of net sales in the third quarter of 2003 was primarily due to lower incentive compensation, costs savings related to bringing certain information technology functions in-house, lower shipping costs related to the consolidation of freight vendors, and lower advertising expenses related to the Janie and Jack division, which was launched in the third quarter of 2002. This decrease was offset in part by an increase in expenses related to new retail stores opened in the third quarter of 2003.

Foreign Exchange Gains (Losses), Net

     Net foreign exchange losses totaled $31,000 during the third quarter of 2003 compared to $96,000 in the same period last year. These losses resulted primarily from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Income (Expense), Net

Interest income decreased to $152,000 in the third quarter of 2003 from $188,000 in the same period last year due to lower interest rates. Interest expense of $51,000 was incurred in the third quarter of 2003, compared to $714,000 for the same period last year. The decrease was due to lower average borrowings and lower interest rates. Interest expense in the third quarter of 2002 also included $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of debt.

Income Taxes

     Our effective tax rate for the third quarters of 2003 and 2002 was 38.0% and 38.5%, respectively. During the second quarter of 2003, our effective tax rate was reduced from 38.5% to 38.0% based upon our estimated annual 2003 effective tax rate.

Thirty-nine weeks ended November 1, 2003 compared to thirty-nine weeks ended November 2, 2002

Net Sales

     Net retail sales for the thirty-nine weeks ended November 1, 2003 increased to $394.6 million from $379.2 million in the same period last year, an increase of $15.4 million or 4%. Management attributes the sales increase to an increase in the number of Gymboree and Janie and Jack stores open compared to the prior year. Comparable store sales during the thirty-nine week period were flat compared to the prior year as an increase in the dollar value of average transactions was offset by a reduction in the number of transactions. The number of stores open at the end of the quarter was 612, compared to 585 open as of the end of the same period last year. As of November 1, 2003, Gymboree operated 561 stores in the United States (including 25 Janie and Jack stores), 27 stores in Canada, and 24 stores in Europe. The Company also operates online stores at gymboree.com and janieandjack.com.

     Play & Music net sales for the thirty-nine weeks ended November 1, 2003 decreased to $9.0 million from $10.5 million in the same period last year, a decrease of $1.5 million or 14%. The decrease was primarily due to a decrease in new franchise and related equipment sales during the thirty-nine weeks ended November 1, 2003 as compared to the same period last year.

Gross Profit

     Gross profit for the thirty-nine weeks ended November 1, 2003 increased 2% to $162.4 million from $159.3 million in the same period last year, an increase of $3.1 million. As a percentage of net sales, gross profit decreased 0.7 percentage points to 40.2% in the thirty-nine weeks ended November 1, 2003 from 40.9% in the same period last year. The decrease in gross profit as a percentage of net sales was attributable to the under-performance of our boy business and reduced leverage on occupancy expenses related to stores with negative comparable sales. In addition, our Janie and Jack division, which is still in its development phase, has lower gross margins when compared to the Gymboree division.

Selling, General and Administrative Expenses

     SG&A expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to $139.4 million in the thirty-nine weeks ended November 1, 2003 from $140.6 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 1.6 percentage points to 34.5% in the thirty-nine weeks ended November 1, 2003 from 36.1% in the same period last year. The lower SG&A expenses for the thirty-nine weeks ended November 1, 2003 were primarily due to lower incentive compensation, costs savings related to bringing certain information technology functions in-house, and a decrease in direct mail marketing. These decreases were offset in part by a payment of approximately $1 million, net of costs of disposal, received for a lease buyout in the prior year, and expenses related to new retail stores opened in 2003.

Foreign Exchange Gains (Losses), Net

     Net foreign exchange gains totaled $183,000 during the thirty-nine weeks ended November 1, 2003 compared to $385,000 in the same period last year. These gains resulted primarily from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Interest Income (Expense), Net

Interest income increased to $516,000 in the thirty-nine weeks ended November 1, 2003 from $427,000 in the same period last year due to interest earned on higher cash and cash equivalent balances on a year-over-year basis, offset in part by lower interest rates. Interest expense of $250,000 was incurred in the thirty-nine weeks ended November 1, 2003, compared to $1.3 million for the same period last year. The decrease was due to lower average borrowings and lower interest rates. Interest expense in the third quarter of 2002 also included $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of debt.

Income Taxes

     Our effective tax rate for the thirty-nine weeks ended November 1, 2003 and November 2, 2002 was 38.0% and 38.5%, respectively.

Financial Condition

Liquidity and Capital Resources

     Cash provided by operating activities for the thirty-nine weeks ended November 1, 2003 was $17.9 million compared to $57.3 million provided by operating activities in the same period last year. This decrease was primarily due to the realization of a $16.6 million net operating loss carryforward in 2002, as well as changes in working capital items, including a decrease in income tax payable of $10.6 million.

     Net cash used in investing activities for the thirty-nine weeks ended November 1, 2003 was $24.2 million and consisted primarily of capital expenditures for the opening of new stores, relocation and/or expansion of certain existing stores, and information technology improvements. Capital expenditures were $24.8 million for the thirty-nine weeks ended November 1, 2003 and $20.3 million in the same period last year. Gymboree estimates that total capital expenditures during 2003 will be approximately $31 million, and has been used or will primarily be used to open 22 new Gymboree stores as well as 20 new Janie and Jack stores, relocate selected Gymboree stores and to continue the systems infrastructure improvements.

     Cash provided by financing activities for the thirty-nine weeks ended November 1, 2003 totaled $3.5 million compared to $6.6 million used in the same period last year. This increase was due to a decrease in debt payments for the thirty-nine weeks ended November 1, 2003 compared to the same period last year.

     Cash and cash equivalents were $56.5 million at November 1, 2003, a decrease of $4.2 million from February 1, 2003. Working capital as of November 1, 2003 was $91.6 million compared to $76.7 million as of February 1, 2003.

     On August 11, 2003, Gymboree entered into an unsecured revolving credit facility for borrowings of up to $60 million, replacing a previous asset-based secured credit facility that was due to expire on September 20, 2003. This credit facility may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. This credit facility has a three-year term and may, at the option of the Company, be increased to $70 million at any time during the first two years of the term. The interest rate for each borrowing under the facility will be, at the option of Gymboree, either a base rate plus an additional marginal rate or the Eurodollar rate plus an additional marginal rate. The base rate margin is currently 0% and the Eurodollar rate margin is currently 1.25%. This credit facility requires Gymboree to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of November 1, 2003, $43.0 million of documentary and stand-by letters of credit were outstanding.

     At November 1, 2003, cash equivalents totaling $2 million were held as collateral for certain cash management services to be provided by the prior lender in the period ending November 30, 2003. The balance of the cash collateral will thereafter be released to Gymboree.

     Gymboree is the guarantor on lease agreements for 14 of the 19 Zutopia stores sold to The Wet Seal in 2000 and 5 Play & Music sites sold to franchisees. The guarantees on the Zutopia store leases are effective through 2009. The guarantees on the Play & Music sites are effective through 2007. The lease guarantees require that Gymboree make all required lease payments upon default by the current tenants. Gymboree’s maximum potential amount of future payments under the guarantees approximates $14.5 million, excluding amounts that would be payable based on a percentage of sales, as such amounts cannot be estimated. Gymboree does not have recourse against The Wet Seal, Inc. or the Play & Music franchisees in case of non-performance. The following table reflects a summary of our lease guarantees as of November 1, 2003.

Lease Guarantees

($ in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Lease guarantees	$2,613	$5,180	$5,111	$1,574	$14,478

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

     The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of November 1, 2003 and November 2, 2002.

	November 1, 2003

	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate

	(in thousands, except weighted average rate data)
British pounds sterling	$6,842	$(325)	$1.68
Canadian dollars	6,775	(462)	0.75
Euro	685	2	1.16

Total	$14,302	$(785)

	November 2, 2002

	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate

	(in thousands, except weighted average rate data)
British pounds sterling	$13,822	$(437)	$1.49
Canadian dollars	6,395	(73)	0.63
Euro	533	(11)	0.97

Total	$20,750	$(521)

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

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     Gymboree is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flow.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

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

(b) Reports on Form 8-K

On August 7, 2003, we filed a current report on Form 8-K in connection with a press release announcing net sales from retail operations for the four-week period ended August 2, 2003 and for the second fiscal quarter of 2003.

On August 19, 2003, we filed a current report on Form 8-K in connection with a press release announcing second quarter earnings for the fiscal quarter ended August 2, 2003.

On September 8, 2003, we filed a current report on Form 8-K in connection with the press release announcing that Stuart G. Moldaw, Chairman Emeritus of the board of directors, had adopted a trading plan in accordance with SEC Rule 10b5-1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION

(Registrant)

December 16, 2003	By: /s/ Myles McCormick

Date	Myles McCormick
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