Form 10-K
period 2004-01-31
GYMBOREE CORP
filed 2004-04-14
CIK 786110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

FORM 10-K
____________________

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO TO

Commission File Number 000-21250

THE GYMBOREE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2615258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 Airport Boulevard, Suite 200, Burlingame, California	94010-1912
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650)579-0600

Securities Registered Pursuant to Section 12(b) of the Act: None.

Securities Registered Pursuant to Section 12(g) of the Act:

Title of Each Class	Name of each exchange on which registered
Common Stock, $0.001 Par Value	NASDAQ National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of August 1, 2003, was approximately $429,000,000 based upon the last sales price reported for such date on the NASDAQ National Market.

As of April 3, 2004, 30,531,273 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 16, 2004 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III.

THE GYMBOREE CORPORATION

FORWARD LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Factors That May Affect Future Performance.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. When used in this document, the words “believes”, “expects”, “estimates” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

PART 1

ITEM 1.    BUSINESS

The Gymboree Corporation is an international specialty retailer operating stores selling high quality apparel and accessories, as well as play programs, for women and children under the GYMBOREE®, JANIE AND JACK®, JANEVILLE™ and GYMBOREE PLAY & MUSIC® brands. The Company operates stores in the United States, Canada, Ireland and the United Kingdom, primarily in regional shopping malls and in selected suburban and urban locations. All references to “we,” “our,” “us,” and “the Company” in this Annual Report mean The Gymboree Corporation and its subsidiaries.

GENERAL

As of January 31, 2004, the Company conducted its business through three primary divisions: Gymboree, Janie and Jack, and Gymboree Play & Music. In April 2004, the Company will launch its newest retail concept, Janeville.

Gymboree. Gymboree retail stores offer high quality, fashionable, child-appropriate apparel and accessories characterized by bright colors, patterns and whimsical graphics, complex embellishments, comfort, functionality, and durability for children ages newborn to 9 years. Under the Gymboree brand name, we design and contract manufacture children’s apparel and accessories for sale exclusively by Gymboree. As of January 31, 2004, we operated 587 Gymboree retail stores, including 536 stores in the United States, 28 stores in Canada, and 23 stores in Europe, as well as an on-line store at www.gymboree.com.

Janie and Jack. Janie and Jack is a new specialty retail concept launched in the third quarter of 2002. The Janie and Jack shops are highly differentiated from the Gymboree stores. Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls sizes preemie to 3T. Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks. Shops have an old mercantile boutique style with special details such as wainscotting and distressed wooden armoires. As of January 31, 2004, we operated 32 Janie and Jack stores in the United States, as well as an on-line store at www.janieandjack.com.

Janeville. Janeville is the Company’s newest specialty retail concept. Janeville offers trend-infused apparel and accessories for women in their mid-30s and older. Clothing is modern, fresh and comfortable, designed with high quality fabrics and flattering cuts and styling. Janeville stores feature a residential environment with a cottage façade, front porch, and french doors. Subtle feminine details are found throughout the store, such as slip-covered furniture, one-of-a-kind fixtures, found objects, distressed wood and contrasting, warm textures. The Company plans to open approximately 10 Janeville stores in 2004.

Gymboree Play & Music. Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children ages newborn to 5 years old through sight, touch, sound and movement. Gymboree Play & Music also offers art classes and birthday party services and sells certain developmentally appropriate toys and audiotapes. As of January 31, 2004, Gymboree’s Play & Music programs included 15 Company-operated play centers in California and 517 franchisee-operated play centers, of which approximately 63% are located in the United States, and the remaining 37% are located in other countries, including Australia, Brazil, Canada, China, France, Ireland, Malaysia, Mexico, Norway, Singapore, South Korea, Switzerland, Taiwan, Thailand, United Arab Emirates and the United Kingdom.

Gymboree was organized in October 1979, as a California corporation, and re-incorporated as a Delaware corporation in June 1992.

RETAIL STORES

As of January 31, 2004, the Company operated a total of 619 stores: 587 Gymboree retail stores (536 in the United States, 28 in Canada, and 23 in Europe) and 32 Janie and Jack retail shops in the United States.

In 2003, the Company opened 17 Gymboree stores and 21 Janie and Jack shops in the United States, 4 Gymboree stores in Canada, and 1 Gymboree store in Ireland. The Company also relocated 16 Gymboree stores in the United States and closed 5 Gymboree stores in the United States and 3 Gymboree stores in the United Kingdom. During 2004, the Company plans to relocate and expand 15 Gymboree stores, open 20 new Gymboree stores, 25 new Janie and Jack shops, and 10 new Janeville stores. The Company also expects the number of store closures in 2004 to approximate the number of stores closed in 2003.

The following table sets forth the net number of stores opened and closed during each of the periods indicated.

	Fiscal Year
	Prior to 1999	1999	2000	2001	2002	2003	Total
Gymboree	564	22	–6	0	–7	14	587
Janie and Jack	0	0	0	0	11	21	32
Zutopia (sold in 2001)	0	19	0	–19	0	0	0
Total	564	41	–6	–19	4	35	619

Less than 10% of the Company’s revenues were derived from outside the United States in 2003, 2002 and 2001, and less than 10% of the Company’s long-lived assets were located outside the United States in 2003, 2002 and 2001.

DIRECT-TO-CONSUMER

The Company first launched its Gymboree branded e-commerce web site at www.gymboree.com in 1997. The Gymboree branded e-commerce site currently offers our entire product offering for children between the ages of newborn and nine years. The site also offers on-line registration for our Gymboree Play & Music classes at selected U.S. locations. In 2002, we launched the Janie and Jack branded e-commerce web site at www.janieandjack.com, which offers our entire Janie and Jack product offering for children between the ages of newborn and three years. We plan to continue to invest in technology, operations, and merchandise offerings to meet business demands and our customer’s expectations.

SUPPLIERS

The majority of our apparel is manufactured to our specifications by approximately 200 independent manufacturers in key countries in the Far East including China, Indonesia, Macau, Taiwan, and Thailand, as well as Central America, Mexico, South America and the United States. The Company sources its fabric from approximately 20 vendors. The Company purchases all products in U.S. dollars. One buying agent accounts for 90% of our inventory purchases. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. All of our factories undergo annual audits for social accountability and production quality by an independent third party.

COMPETITION AND SEASONALITY

The Company’s operations are seasonal in nature, with sales from our retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During 2003, the fourth quarter accounted for approximately 30% of our net sales from retail operations.

Our Gymboree and Janie and Jack brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), The Children’s Place, Talbots Kids and certain leading department stores, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.) and Target. Our Gymboree and Janie and Jack brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order or over the Internet. Our new concept, Janeville, will compete on a national level with J. Jill, Chico’s, Talbots, Anthropologie, Banana Republic and Ann Taylor. The principle factors of competition for retail sales focus around product design, product quality, brand image, customer service, and pricing. Our goal is to provide our customers with high quality apparel with an excellent price/value relationship. We design our apparel exclusively for sale at our retail and on-line stores.

TRADEMARKS AND SERVICE MARKS

In the United States, the Company is the owner of the trademarks and service marks “GYMBOREE” and “JANIE AND JACK”, the service mark “MATCHMATICS” and the trademarks “GYMBO” and “GYMBABY”. These marks and certain other of our marks are registered in the United States Patent and Trademark Office, and the mark “GYMBOREE” is also registered, or is the subject of pending applications, in approximately 68 foreign countries. The Company is also the owner of a federal trademark and service mark application for “JANEVILLE”. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights in the “GYMBOREE” mark and other marks are a significant part of our business. Accordingly, we intend to maintain the mark and the related registrations. We are not aware of any material claims of infringement or other challenges to our right to use the “GYMBOREE” mark in the United States.

The Company uses a number of other trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to create and sustain demand for and market our products.

TEAM MEMBERS

As of January 31, 2004, we had 9,345 full-time and part-time team members or 3,900 full-time equivalents. In addition, a significant number of seasonal team members are hired during each holiday selling season. None of our team members is represented by a labor union.

SEGMENT AND INTERNATIONAL FINANCIAL INFORMATION

Financial information for the Company’s segments and international subsidiaries for each of the three years ended January 31, 2004, February 1, 2003, and February 2, 2002 is contained in Note 8 of the Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION

We make available on our website at www.gymboree.com, under “Financial Resources,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, code of ethics, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth current information regarding our executive officers.

Name	Age	Position
Lisa M. Harper	44	Chair of the Board and Chief Executive Officer
Myles B. McCormick	32	Chief Financial Officer, Vice President and Secretary
Lisa Bayne	51	Senior Vice President, Brand
Marina Armstrong	41	Vice President, Human Resources, and Assistant Secretary
Matthew K. McCauley	31	Vice President, Planning and Allocation
Deborah J. Nash	41	Vice President and General Merchandise Manager

Lisa M. Harper has served as Chairman of our Board of Directors since June 2002 and Chief Executive Officer since February 2001. She was Vice Chair of the Board from February 2001 through June 2002. Ms. Harper joined Gymboree in January 1999 as Vice President, Design. From December 1999 until February 2000, she served as our Senior Vice President, Merchandising and Design. From February 2000 until September 2000, Ms. Harper served as our General Merchandise Manager. From September 2000 until February 2001, she served as our President. Prior to that, Ms. Harper served as our Director of Design and Merchandising from 1993 to 1995. Ms. Harper has also held merchandising and design positions with several other clothing retailers, including Limited Too, Esprit de Corp, GapKids, Mervyn’s, and Levi Strauss.

Myles B. McCormick joined The Gymboree Corporation in May 2001 as Vice President of Finance and was promoted to Chief Financial Officer in February 2002. Prior to joining The Gymboree Corporation, Mr. McCormick served as Senior Manager of Global Publishing for Electronic Arts from August of 2000 to May 2001. Mr. McCormick was Vice President of Finance and Operations for Xuny.com from January 2000 to August 2000, and was the Director of Financial Planning for Bebe Stores, Inc. from 1998 to 2000.

Lisa Bayne joined The Gymboree Corporation in December 2003 as Senior Vice President, Brand, and is responsible for in-store marketing, visual merchandising, packaging, public relations, direct mail, advertising and corporate communications. Ms. Bayne was previously Senior Vice President of Marketing for Smith & Hawken from 2001 to 2003 and Senior Vice President of Creative Services and Brand Marketing for Eddie Bauer from 1998 to 2001.

Marina Armstrong joined The Gymboree Corporation in May 1997 as a District Manager. In 1998, Ms. Armstrong became a Human Resources Staffing Manager at the corporate office and later that year was promoted to Director, Recruiting and Staffing. In 1999, Ms. Armstrong was named Vice President, Human Resources. Ms. Armstrong was named Assistant Secretary in March 2002. Prior to joining The Gymboree Corporation, Ms. Armstrong held several human resources and store operations positions with other retailers including Saks Fifth Avenue, Robinsons-May and The Bon Marche.

Matthew K. McCauley joined The Gymboree Corporation in July 2001 as Director of Allocation and was named Vice President of Planning and Allocation in 2003. Prior to joining The Gymboree Corporation, Mr. McCauley served as a Manager of Business Solutions for The Gap, Inc. from 1999 to 2001.

Deborah J. Nash joined The Gymboree Corporation in April 1997 as a Merchandise Manager. She was named Director, Merchandising for Gymboree retail in February 2000, and was named Vice President, Merchandising for Gymboree retail in September 2000. Ms. Nash was named General Merchandise Manager for Gymboree retail in January 2003. Ms. Nash has 17 years experience in the retail industry and before joining the Gymboree Corporation, held various positions with other retailers including Nordstrom, Byer California and Esprit de Corp.

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

The continued success of the Company is largely dependent on the individual efforts and abilities of our senior management and certain other key personnel and on our ability to retain current management and to attract and retain qualified key personnel in the future. The loss of certain key employees or our inability to continue to attract and retain other qualified key employees could have a material adverse effect on our growth, our operations and our financial position.

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

Our products are currently manufactured to our specifications by independent factories located primarily in Asia, as well as Central America, South America, Mexico, the Middle East, and the United States. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions including epidemics, natural disasters, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. We cannot predict the effect of such factors on our business relationships with foreign suppliers. If our current foreign manufacturing sources or mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position.

We may suffer negative publicity if any of our products are found to be unsafe.

We currently test products sold in our stores. If these products have safety problems of which we are not aware or if the Consumer Product Safety Commission recalls a product sold in our stores, we may experience not only negative publicity, which could adversely impact our sales and reputation, but also product liability lawsuits, which could have a material adverse effect on our reputation, business and financial position.

We may be subject to negative publicity or be sued if our manufacturers violate labor laws or engage in practices that our customers believe are unethical.

We seek to require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices. We also rely on an independent third party to audit all of our factories on an annual basis. If an independent manufacturer violates labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, Canada or Europe, we could in turn experience negative publicity or be sued. Negative publicity regarding the production of our products could have a material adverse affect on our sales, business and financial position.

The loss of a key buying agent could impair our ability to deliver our inventory in a timely fashion, impacting its value.

In 2003, one buying agent accounted for 90% of the company’s inventory purchases. Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory and as a result could have a material adverse effect on our business and operating results.

Our business is sensitive to economic conditions that impact consumer spending.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could have a material adverse effect on our growth, sales and profitability.

Our business is sensitive to changes in seasonal consumer spending patterns that are beyond our control.

Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the holiday season in November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. Such a circumstance could cause us to have excess inventory, necessitating markdowns to minimize this excess, which would reduce our profitability. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. Also, because we typically spend more in labor costs during the holiday season, hiring temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

The highly competitive business in which we operate may impair our ability to maintain and grow our sales and results.

The apparel segment of the specialty retail business is highly competitive, and we may not be able to compete successfully in the future. Our Gymboree and Janie and Jack brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), The Children’s Place and Talbots Kids and certain leading department stores, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.) and Target. Our Gymboree and Janie and Jack brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order or over the Internet. Our new concept, Janeville, will compete on a national level with J. Jill, Chico’s, Talbots, Anthropologie, Banana Republic and Ann Taylor. Many of these competitors are larger and have substantially greater financial, marketing and other resources than the Company. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

Our new concepts require a substantial commitment of resources and are not certain of ultimate success.

The Company’s ongoing efforts to develop, launch and grow new concepts, such as Janie and Jack and Janeville, require significant capital expenditures and management attention. Our commitment of management resources and capital to a new concept means that those resources and capital are unavailable for other Company activities and operations. Our decision to launch a niche brand concept is based on our assessment that a significant opportunity exists for that concept in the marketplace. Though initial consumer reaction to Janie and Jack has been positive, it is too early to tell whether the Janie and Jack business will grow into a significant and profitable division of the Company. There are no assurances that the Janeville concept will initially be accepted by consumers or that ongoing consumer acceptance will permit the growth and expansion of Janeville into a profitable division of the Company. Janeville, which targets women in their mid-30s, is being launched in a very competitive market in which the Company hasn’t historically operated. Many of the competitors of Janie and Jack and Janeville are larger and have substantially greater financial, marketing and other resources than the Company. If either or both of Janie and Jack or Janeville do not grow substantially and achieve profitability, this could have a material adverse effect on the Company’s long-term growth, operating results, margins and profitability.

Our results may be impaired by changes in fashion trends and consumer preferences.

Our sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for our apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends. A decline in demand for our apparel and accessories or a misjudgment of fashion trends could have a material adverse effect on our business, financial condition and operating results.

A significant disruption in the implementation of new systems could impair our ability to manage various aspects of our store operations and our ability to report results in a timely way.

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

Our operations depend on our ability to maintain and protect our computer systems, on which we rely to manage our purchase orders, store inventory levels, web applications, accounting functions and other aspects of our business. We have computer systems located in each of our stores, with the main database server for our systems located in Burlingame, California, which exists on or near known earthquake fault zones. An earthquake or similar disaster could have a material adverse impact on our business and operating results not only by damaging our stores, but also by damaging our main server, which could disrupt our business for an indeterminate length of time. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events.

ITEM 2.    PROPERTIES

Our corporate campus is located in two office buildings in Burlingame, California, which we occupy under leases expiring at various dates through 2006. In March 2004, the Company signed a lease agreement for a new corporate office building in San Francisco, California. The new lease expires on April 14, 2018. See Note 10 of the Notes to Consolidated Financial Statements.

We own a 300,000 square foot distribution center on 21 acres in Dixon, California. All products are distributed to our U.S. stores from this facility. Gymboree leases a 26,000 square foot distribution center in Shannon, Ireland for European operations, and utilizes a third-party owned and operated distribution center in Mississauga, Ontario, Canada for Canadian operations.

At January 31, 2004, the Company’s 619 stores included an aggregate of approximately 1,116,000 square feet of space. Our stores are all leased, typically for a 10-year term, and include a cancellation clause if minimum revenue levels are not achieved. In most cases, we pay a minimum rent plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses. In addition, we operate 15 Gymboree Play & Music sites in California under leases that expire between 2004 and 2010. See Note 2 of the Notes to Consolidated Financial Statements.

ITEM 3.    LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flow.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Gymboree Corporation’s common stock is traded on the Nasdaq National Market under the symbol “GYMB.” The following table sets forth the quarterly high and low sale prices per share of our common stock over the last two fiscal years, as reported on the Nasdaq National Market.

	Fiscal 2003		Fiscal 2002
	High	Low	High	Low
First Quarter	$17.50	$11.79	$19.30	$10.90
Second Quarter	18.32	13.36	19.94	10.98
Third Quarter	18.32	12.62	20.30	11.41
Fourth Quarter	18.38	14.13	21.50	13.08

As of April 3, 2004, the number of holders of record of the Company’s common stock totaled approximately 656. The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions. In addition, the Company is restricted from paying dividends under the terms of its existing credit facility.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data have been derived from the consolidated financial statements of the Company. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	2003	2002	2001	2000 (1)	1999
	(In thousands, except operating data and per share amounts)
Statement of Operations Data:
Net sales:
Retail	$566,346	$534,049	$509,069	$448,843	$437,378
Play & Music	11,647	14,940	13,977	13,140	11,675
Total net sales	577,993	548,989	523,046	461,983	449,053
Cost of goods sold, including buying and occupancy expenses	(343,200)	(319,093)	(331,201)	(329,049)	(285,972)
Gross profit	234,793	229,896	191,845	132,934	163,081
Selling, general and administrative expenses	(194,149)	(194,071)	(180,792)	(191,141)	(181,138)
Operating income (loss)	40,644	35,825	11,053	(58,207)	(18,057)
Foreign exchange gains (losses), net	154	204	(432)	130	(55)
Interest income (expense), net	331	(533)	(3,174)	(1,871)	877
Income (loss) before income taxes	41,129	35,496	7,447	(59,948)	(17,235)
Income tax benefit (expense)	(15,423)	(13,666)	(2,867)	23,080	6,635
Net income (loss)	$25,706	$21,830	$4,580	$(36,868)	$(10,600)
Basic income (loss) per share	$0.87	$0.75	$0.16	$(1.38)	$(0.44)
Diluted income (loss) per share	$0.83	$0.71	$0.16	$(1.38)	$(0.44)
Basic weighted average shares outstanding	29,656	28,992	28,326	26,686	24,315
Diluted weighted average shares outstanding	30,853	30,633	29,377	26,686	24,315
Operating Data:
Number of stores at end of period	619	584	580	599	605
Net sales per gross square foot at period-end (2)	$507	$513	$494	$425	$417
Net sales per average store	$915,000	$914,000	$872,000	$749,000	$723,000
Comparable store net sales increase (decrease) (3)	1%	4%	16%	(1%)	(17%)
Balance Sheet Data:
Working capital	$111,271	$76,739	$49,268	$33,374	$57,225
Total assets	298,711	255,136	219,629	244,442	240,918
Long-term debt	—	—	8,830	16,443	10,877
Stockholders’ equity	203,748	169,418	142,429	134,116	158,462

__________

Notes:

(1)	2000 includes 53 weeks.

(2)	Equals retail sales divided by total square feet of store space as of each fiscal year-end.

(3)	A comparable store is one that has been opened for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable stores net sales in fiscal years 2003 through 1999 were calculated on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Factors That May Affect Future Performance” and those discussed elsewhere in this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

The following discussion provides information and analysis of our results of operations from 2001 through 2003, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere herein.

General

The Gymboree Corporation is an international specialty retailer operating stores selling high quality apparel and accessories, as well as play programs for women and children under the GYMBOREE®, JANIE AND JACK®, JANEVILLE™ and GYMBOREE PLAY & MUSIC® brands. As of January 31, 2004, the Company conducted its business through three primary divisions: Gymboree, Janie and Jack, and Gymboree Play & Music. As of January 31, 2004, we had 619 stores, including 568 stores in the United States (including 32 Janie and Jack shops), 28 stores in Canada and 23 stores in Europe. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

The Company’s net sales for 2003 increased to $578.0 from $549.0 million in 2002 and $523.0 million in 2001. Our net income totaled $25.7 million in 2003 compared to $21.8 million in 2002 and $4.6 million in 2001. Comparable store net sales, based on a 52-week period, increased 1% during 2003 versus 2002, 4% during 2002 versus 2001, and 16% during 2001 versus 2000. A number of factors positively affected our operating results in 2003. We increased our store base by 35 stores, including the addition of 21 new Janie and Jack shops. We offered additional product variety in our Gymboree stores, including more frequent delivery of new product lines, expanded size options, and a new baby basics line. We began offering more fashion items at our Janie and Jack shops. We also controlled our costs, by focusing on expense control and leveraging on our core infrastructure investments, which offset costs associated with our continued expansion of Janie and Jack and the development of Janeville, our newest retail concept. Our results were negatively impacted by the underperformance of our Gymboree boy business and the results of our Play & Music division. However, in 2003, we took steps to improve the performance of these businesses. We began redesigning lines to offer more fashion items for our Gymboree baby and kid boy businesses in the fourth quarter of 2003. We also began to restructure our Play & Music business in 2003. As part of our restructuring plan, we expect to sell all but 3 of our company-owned sites, which will be used primarily for training purposes.

In 2004, we plan to continue to grow our store base for both Gymboree and Janie and Jack, opening approximately 20 and 25 stores respectively. In addition, we will launch our newest retail concept, Janeville, in April 2004, with the goal of opening a total of 10 new stores by the end of year. We will also continue to invest in Gymboree retail stores, upgrading our fixture and merchandise display systems to better and more consistently display our products. In addition, we plan on launching a co-branded Gymboree Visa card with a compelling rewards program for our customers during the first quarter of 2004, and we will continue to create cross-promotional marketing programs between Gymboree retail and Gymboree Play & Music in order to strengthen both brands.

We believe that our long-term growth will depend on the development and implementation of new retail concepts, such as Janie and Jack and Janeville, as well as the continued investment in our core retail franchise, Gymboree retail stores. As such, we expect to continue to devote time and effort in evaluating, developing, and testing new concepts when we perceive opportunities in the marketplace. Such efforts inevitably require significant management attention at all phases of the process and, for those concepts that we determine to launch, significant capital expenditures.

The Company’s year-end is on the Saturday closest to January 31. Fiscal 2003, 2002 and 2001, which included 52 weeks each, ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

Critical Accounting Policies and Estimates

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We identified our most critical accounting policies and estimates to be those related to inventory valuation, asset impairment, workers’ compensation, sales return reserve and income taxes.

Inventory Valuation. Inventory is valued using the retail method of accounting and is stated at the lower of cost or market. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and use markdowns to clear merchandise. We estimate shortage for the period between the last physical count and the balance sheet date. Our shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends. Effective February 1, 2004, the Company elected to change its method of inventory valuation from the retail method to the cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change on the first quarter of 2004 will be a one-time benefit of approximately $1.2 million, net of tax.

Asset Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value of the assets. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed which are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related cost, as appropriate. Most closures occur upon the lease expiration. Our estimate of future cash flows is based on our experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that are difficult to predict.

Workers’ Compensation. The Company is partially self-insured for workers’ compensation insurance. The Company records a liability for its deductible based on claims filed and an estimate of claims that may have been incurred but not reported. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Sales Return Reserve. The Company records a reserve for estimated product returns based on historical return trends. If actual returns are greater than those projected by management, additional sales returns may be recorded in the future.

Income Taxes. We record reserves for estimates of probable settlements of domestic and foreign tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The ultimate settlement amounts for these audits resulting from our negotiations with taxing authorities may differ from recorded reserves. Our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

2003 Compared to 2002

Net Sales

Net retail sales for the fifty-two weeks ended January 31, 2004 increased to $566.3 million from $534.0 million in the fifty-two weeks ended February 1, 2003, an increase of $32.3 million, or 6.0%. Comparable store sales for the 52-week period increased 1% or $11.4 million over the same 52-week period last year. The increase in comparable store sales was due to additional product variety offered by Gymboree, including more frequent delivery of new product lines, expanded size options, and a new baby basics line. The increase was also due to Janie and Jack shops offering more fashion items to accommodate customers’ requests. These increases were offset by a decrease in comparable store sales from our Gymboree boy business, as our strategy of emphasizing a larger basics product assortment while combining the styling of our baby and kid boy departments, was not successful. In the fourth quarter of 2003, we returned to offering distinct styling between our baby and kid boy departments and began to rebalance the mix of fashion and basics in our product assortment. Non-comparable store sales increased $18.1 million primarily due to net store and square footage growth of 35 stores and 76,000 square feet, respectively. The number of retail stores open at the end of the period was 619, compared to 584 open at the end of 2002. The increase in net retail sales includes a $1.3 million increase in shipping income resulting from the increase in our on-line store business, as well as a $2.1 million increase in sales to off-price retailers. We expect comparable store sales to be flat to slightly positive in 2004, as a result of improvements made to our Gymboree boy business.

Play & Music net sales for the fifty-two weeks ended January 31, 2004 decreased to $11.6 million from $14.9 million in the fifty-two weeks ended February 1, 2003, a decrease of $3.3 million or 22.1%. The decrease was primarily due to the closure of 8 company-owned sites, lower royalty payments and product sales by existing franchisees, as well as a decrease in new franchises and related equipment sales. During 2003, we began to restructure our Play & Music business in order to increase future profitability and placed less emphasis on selling new franchises. We ultimately plan to operate approximately 3 company-owned sites primarily for training purposes. There were 532 Play & Music sites at the end of the period, compared to 539 at the end of 2002.

Gross Profit

Gross profit for the fifty-two weeks ended January 31, 2004 increased to $234.8 million from $229.9 million in the fifty-two weeks ended February 1, 2003, an increase of $4.9 million, or 2.1%. As a percentage of net sales, gross profit decreased to 40.6% from 41.9% in the same period last year. The decrease in gross profit as a percentage of net sales was primarily attributable to the under-performance of our Gymboree boy business, lower initial markups at Janie and Jack shops, and the weak performance of our Play & Music division due to the factors mentioned above. We expect gross profit as a percentage of net sales to increase moderately in 2004, primarily due to fewer planned promotional events and the expected improvement in our Gymboree boy business.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, remained at $194.1 million for the fifty-two weeks ended January 31, 2004. As a percentage of net sales, SG&A decreased to 33.6% in 2003 compared to 35.4% in 2002. The decrease in SG&A as a percentage of net sales resulted primarily from lower incentive compensation, a decrease in direct mail marketing and lower shipping costs attributable to the consolidation of freight vendors. This decrease was partially offset by an increase in expenses related to new retail stores opened in 2003. We expect SG&A as a percentage of net sales to increase slightly in 2004 due to growth in the Gymboree store base and continued investment in Janie and Jack, Janeville and Play & Music. The increase is primarily due to payroll and operating expenses at new stores, as well as higher distribution expenses associated with increased unit deliveries to our stores. We are also making strategic investments in our Play & Music division, which will result in increased benefits and compensation expense.

Foreign Exchange Gains (Losses), Net

Net foreign exchange gains totaled $154,000 for the fifty-two weeks ended January 31, 2004 compared to $204,000 for 2002. These gains resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries. The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and inter-company balances.

Interest Expense

Interest expense of $0.4 million was incurred for the fifty-two weeks ended January 31, 2004, compared to interest expense of $1.2 million for the same period last year. The decrease was due to lower average borrowings as the Company had no outstanding long-term debt in 2003. In 2003, interest expense included unused line of credit fees and the amortization of prepaid loan fees. Included in interest expense for 2002 was $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of the Company’s debt.

Interest Income

Interest income increased to $743,000 for the fifty-two weeks ended January 31, 2004 from $712,000 in the same period last year due to interest earned on higher cash and cash equivalent balances on a year-over-year basis.

Income Tax

The Company’s effective tax rate for 2003 and 2002 was 37.5% and 38.5%, respectively. The decrease was due to a lower effective state tax rate. See Note 5 of the Notes to Consolidated Financial Statements.

2002 Compared to 2001

Net Sales

Net retail sales for the fifty-two weeks ended February 1, 2003 increased to $534.0 million from $509.1 million in the fifty-two weeks ended February 2, 2002, an increase of $24.9 million, or 4.9%. Comparable store sales for the 52-week period increased 4% or $20.6 million over the same 52-week period last year. Management attributes the sales increase to improvements in the overall merchandise assortments and inventory levels from the prior year that supported an increase in the average transaction value, offset in part by a lower volume of transactions. Non-comparable store sales increased $4.6 million primarily due to net store and square footage growth of 4 stores and 15,000 square feet, respectively. The number of retail stores open at the end of the period was 584, compared to 580 open at the end of 2001. The increase in net retail sales includes a $0.7 million increase in shipping income resulting from the increase in our on-line store business, offset by a $0.9 million decrease in sales to off-price retailers. Sales to off-price retailers vary based on the availability of merchandise.

Play & Music net sales for the fifty-two weeks ended February 1, 2003 increased to $14.9 million from $14.0 million in the fifty-two weeks ended February 2, 2002, an increase of $0.9 million or 6.4%. The increase was primarily due to an increase in the number of franchised operating locations and higher royalties from existing franchisees. There were 539 Play & Music sites at the end of the period, compared to 484 at the end of 2001.

Gross Profit

Gross profit for the fifty-two weeks ended February 1, 2003 increased to $229.9 million from $191.8 million in the fifty-two weeks ended February 2, 2002, an increase of $38.1 million, or 19.9%. As a percentage of net sales, gross profit increased to 41.9% from 36.7% in the same period last year. The increase in gross profit as a percentage of net sales was attributable to higher merchandise margins as a result of lower promotional rates as compared to the prior year, as well as the successful execution of our inventory management initiatives. The increase was also attributable to increased operating leverage on occupancy and buying expenses due to the increase in sales.

Selling, General and Administrative Expenses

SG&A increased to $194.1 million for the fifty-two weeks ended February 1, 2003 from $180.8 million in the fifty-two weeks ended February 2, 2002, an increase of $13.3 million or 7.4%. As a percentage of net sales, SG&A increased to 35.4% in 2002 compared to 34.6% in 2001. The increase in SG&A expenses was primarily due to an increase in transportation costs related to the West Coast port strike, employee compensation, depreciation on new information systems and development costs for Janie and Jack, offset in part by a net recovery of approximately $1 million received for a lease buyout in the United Kingdom.

Foreign Exchange Gains (Losses), Net

Net foreign exchange gains totaled $204,000 for the fifty-two weeks ended February 1, 2003 compared to losses of $432,000 in 2001. These gains (losses) resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries. The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and inter-company balances.

Interest Expense

Interest expense of $1.2 million was incurred for the fifty-two weeks ended February 1, 2003, compared to interest expense of $3.5 million for the same period last year. The decrease was due to lower average borrowings and lower interest rates. Included in interest expense for 2002 was $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of the Company’s debt.

Interest Income

Interest income increased to $712,000 for the fifty-two weeks ended February 1, 2003 from $301,000 in the same period last year due to interest earned on higher cash and cash equivalent balances on a year-over-year basis.

Income Tax

The Company’s effective tax rate for 2002 and 2001 was 38.5%. See Note 5 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

The combined balances of cash and cash equivalents totaled $89.6 million and $60.6 million at January 31, 2004 and February 1, 2003, respectively.

Working capital as of January 31, 2004 totaled $111.3 million as compared to $76.7 million at February 1, 2003. The increase in working capital was primarily due to an increase in operating cash flow. During 2003, the Company generated $57.9 million from operating activities primarily due to net income before depreciation and amortization of $52.9 million, an increase in accounts payable and other liabilities of $9.2 million, a decrease in prepaid expenses and other assets of $5.3 million, offset by an increase in merchandise inventories of $9.8 million. During 2003, investing activities consisted almost entirely of capital expenditures totaling $34.0 million, primarily related to the opening of 43 new domestic and international stores (including 21 Janie and Jack shops), the relocation and expansion of 16 stores, and information technology improvements. During 2003, cash provided by financing activities was $5.7 million due to proceeds from the exercise of warrants and stock options. During 2002, the Company generated $84.8 million from operating activities primarily due to net income before depreciation and amortization of $48.1 million, the tax refund of $16.5 million and an increase in accounts payable and accrued liabilities of $20.5 million. During 2002, investing activities consisted almost entirely of capital expenditures totaling $25.9 million, primarily related to the opening of 18 new domestic and international stores (including 11 Janie and Jack shops), the relocation and expansion of 14 stores, and information technology improvements. During 2002, financing activities used $5.8 million, reflecting repayments on borrowings of $9.5 million, offset by proceeds from the exercise of warrants and stock options of $3.7 million.

On August 11, 2003, the Company entered into an unsecured revolving credit facility for borrowings of up to $60 million, replacing a previous asset-based secured credit facility that was due to expire on September 20, 2003. This credit facility may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. This credit facility has a three-year term and may, at the option of the Company, be increased to $70 million at any time during the first two years of the term. The interest rate for each borrowing under the facility will be, at the option of the Company, either a base rate plus an additional marginal rate or the Eurodollar rate plus an additional marginal rate. The base rate margin is currently 0.25% and the Eurodollar rate margin is currently 1.50%. This credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of January 31, 2004, there were no outstanding borrowings and $35.7 million of documentary and standby letters of credit outstanding.

In late 2003, the Company entered into co-branded credit card agreements with a third party bank (“the Bank”) and Visa U.S.A. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which will be launched in the first quarter of 2004, will offer incentives to cardholders, such as discounts on in-store purchases using the Gymboree Visa card and annual rewards, in the form of a Gymboree gift certificate or gift card, based on a percentage of total non-Gymboree purchases. The Bank will be the sole owner of the accounts issued under the program and will absorb all losses associated with non-payment and any fraudulent usage of the accounts. Cardholder incentives will be funded from fees paid by the Bank to the Company. The Bank will pay fees to the Company based on the number of credit card accounts opened and card usage, and will make certain minimum annual advance payments established in the agreement. Visa U.S.A. will also pay fees to the Company based on card usage. As of January 31, 2004, the Company received $6.0 million in advance payments under these agreements. This amount is included in other long-term liabilities in the consolidated balance sheet as of January 31, 2004.

In March 2004, the Company signed a lease agreement for a new corporate office building in San Francisco, California. The lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years. The lease requires the Company to provide a $2.4 million standby letter of credit, which may be reduced on each anniversary of the lease commencement. As part of the agreement, the Company’s new landlord will assume the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease. When the Company ceases to use the Burlingame headquarters, which is expected in the fourth quarter of 2004, it will record a non-cash charge that cannot yet be estimated. At the same time, the same amount will be recorded as a deferred lease incentive from the new landlord, which will be amortized over the life of the new lease as a reduction of rent expense.

We estimate that net capital expenditures during 2004 will be approximately $45 million, and will primarily be used to relocate 15 Gymboree stores, to open 20 new Gymboree stores, 25 new Janie and Jack shops and 10 new Janeville stores ($28 million for all stores), to build-out our new corporate headquarters ($8 million net of allowances) and to continue the systems infrastructure replacement ($9 million). The Company’s current plans for Janie and Jack and Janeville will require increasing capital expenditures for store expansions for the next several years.

We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through 2004.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of January 31, 2004:

Contractual Obligations

($ in thousands)	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
Documentary and stand-by letters of credit	$35,677	$—	$—	$—	$35,677
Operating leases (1):
Minimum rental obligations	49,453	87,629	55,905	81,535	274,522
Other lease required obligations	22,802	39,150	25,896	34,207	122,055
Purchase obligations (2)	12,051	591	382	—	13,024
Total contractual cash obligations	$119,983	$127,370	$82,183	$115,742	$445,278

__________

(1)	Includes minimum rental obligations and other lease-required expenses such as advertising, utilities, taxes and common area maintenance. Excludes commitments related to new corporate office lease signed in March 2004. See Note 10 of the Notes to the Consolidated Financial Statements.

(2)	Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Included in the purchase obligations category above are commitments for inventory purchases, capital expenditures, information technology and professional services. Most arrangements are cancelable without a significant penalty and with short notice (usually 30 to 90 days). Amounts reflected on the consolidated balance sheet as accounts payable and accrued liabilities are excluded from the table above.

The following table reflects a summary of our potential liability under lease guarantees and lease agreements as of January 31, 2004:

Lease Guarantees

($ in thousands)	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
Lease guarantees	$1,746	$3,412	$3,280	$409	$8,847

The Company remains the guarantor on lease agreements for 8 of the 19 Zutopia stores sold to The Wet Seal in 2000 and remains liable on lease agreements for 4 Play & Music sites sold to franchisees. The guarantees on the Zutopia store leases are effective through 2009. The lease agreements on the Play & Music sites continue through 2007. The lease guarantees require that the Company make all required lease payments upon default by the current tenants. The Company’s maximum potential amount of future payments under the guarantees and lease agreements approximates $8.8 million, excluding amounts that would be payable based on a percentage of sales, as such amounts cannot be estimated. The Company has recourse against The Wet Seal, Inc. or the Play & Music franchisees in case of non-performance.

Recently Issued Accounting Standards

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s results of operations, financial position or cash flows. Disclosures required by FIN 45 as described above are included in the accompanying financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The adoption of FIN 46 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Impact of Inflation

The impact of inflation on results of operations has not been significant.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward foreign exchange contracts to hedge certain inter-company loans and inventory purchases (principally British pounds sterling and Canadian dollars). The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiaries and dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

The table below summarizes by major currency the notional amounts and fair values of our open forward foreign exchange contracts in U.S. dollars as of January 31, 2004 and February 1, 2003.

	January 31, 2004
(In thousands, except weighted average rate data)	Notional Amount	Fair Value Gain/(Loss)	Weighted Average Rate
British pounds sterling	$4,789	$(370)	$1.81
Canadian dollars	4,879	(173)	0.75
Euro	201	2	1.25
Total	$9,869	$(541)

	February 1, 2003
(In thousands, except weighted average rate data)	Notional Amount	Fair Value Loss	Weighted Average Rate
British pounds sterling	$17,456	$(752)	$1.63
Canadian dollars	9,791	(147)	0.65
Euro	5,641	(113)	1.08
Total	$32,888	$(1,012)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE GYMBOREE CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31, 2004	February 1, 2003
	(In thousands, except share data)
ASSETS
Current Assets:
Cash and cash equivalents	$89,553	$60,628
Accounts receivable, net of allowance of $185 and $66	11,456	7,506
Merchandise inventories	73,017	62,561
Prepaid expenses	4,438	9,181
Deferred taxes	1,126	1,583
Total current assets	179,590	141,459
Property and Equipment:
Land and buildings	10,375	10,371
Leasehold improvements	108,743	92,126
Furniture, fixtures, and equipment	139,974	128,212
	259,092	230,709
Less accumulated depreciation and amortization	(146,349)	(124,245)
	112,743	106,464
Deferred Taxes	4,607	5,285
Lease Rights and Other Assets	1,771	1,928
Total Assets	$298,711	$255,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$33,356	$27,150
Accrued liabilities	34,963	37,570
Total current liabilities	68,319	64,720
Long-Term Liabilities:
Deferred rent and other liabilities	26,644	20,998
Total Liabilities	94,963	85,718
Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized; 30,203,149 and 29,223,741 shares outstanding at January 31, 2004 and February 1, 2003, respectively)	58,460	50,086
Retained earnings	145,805	120,099
Accumulated other comprehensive loss	(517)	(767)
Total stockholders’ equity	203,748	169,418
Total Liabilities and Stockholders’ Equity	$298,711	$255,136

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands, except per share data)
Net sales:
Retail	$566,346	$534,049	$509,069
Play & Music	11,647	14,940	13,977
Total net sales	577,993	548,989	523,046

Cost of goods sold, including buying and occupancy expenses	(343,200)	(319,093)	(331,201)
Gross profit	234,793	229,896	191,845
Selling, general and administrative expenses	(194,149)	(194,071)	(180,792)
Operating income	40,644	35,825	11,053
Foreign exchange gains (losses), net	154	204	(432)
Interest income	743	712	301
Interest expense	(412)	(1,245)	(3,475)
Income before income taxes	41,129	35,496	7,447
Income tax expense	(15,423)	(13,666)	(2,867)
Net income	$25,706	$21,830	$4,580
Income per share:
Basic	$0.87	$0.75	$0.16
Diluted	$0.83	$0.71	$0.16
Weighted average shares outstanding:
Basic	29,656	28,992	28,326
Diluted	30,853	30,633	29,377

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,706	$21,830	$4,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,151	26,281	24,106
Impairment reserve	—	—	115
Provision for deferred income taxes	1,135	12,552	3,716
Non-cash compensation expense	—	303	—
Loss on disposal of property and equipment	486	1,225	983
Tax benefit from exercise of stock options	2,687	1,592	848
Change in assets and liabilities:
Accounts receivable	(3,911)	237	41
Merchandise inventories	(9,822)	169	14,196
Prepaid expenses and other assets	5,284	2,149	154
Accounts payable	6,097	6,714	(10,891)
Income tax payable	(4,892)	8,399	(1,929)
Accrued liabilities	2,168	5,381	6,007
Deferred rent and other liabilities	5,836	(1,983)	(2,641)
Net cash provided by operating activities	57,925	84,849	39,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(34,018)	(25,926)	(19,064)
Proceeds from sale of assets	665	99	3,195
Net cash used in investing activities	(33,353)	(25,827)	(15,869)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	5,687	3,707	3,161
Payments on borrowings	—	—	(16,225)
Payments on long term debt	—	(9,515)	(7,562)
Net cash provided by (used in) financing activities	5,687	(5,808)	(20,626)
Net Increase in Cash and Cash Equivalents	30,259	53,214	2,790
Effect of exchange rate fluctuations on cash	(1,334)	(1,015)	333

CASH AND CASH EQUIVALENTS:
Beginning of Year	60,628	8,429	5,306
End of Year	$89,553	$60,628	$8,429

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$9,926	$6,584	$461
Refunds received during the year for income taxes	$(8)	$(16,528)	$(2,666)
Cash paid during the year for interest	$182	$1,077	$3,441

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss)	Total	Total Comprehensive Income/(Loss)

	Shares	Amount
	(Dollars in thousands)
Balance at February 3, 2001	28,040,283	$28	$40,447	$93,689	$(48)	$134,116
Issuance of common stock under stock option and purchase plans	346,286	—	2,254			2,254
Issuance of common stock under exercise of stock warrants	305,177	1	906			907
Tax benefit from exercise of stock options			848			848
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax					(276)	(276)	$(276)
Net income				4,580		4,580	4,580
Comprehensive income							$4,304
Balance at February 2, 2002	28,691,746	$29	$44,455	$98,269	$(324)	$142,429
Issuance of common stock under stock option and purchase plans	499,166	—	3,609			3,609
Stock based compensation under purchase plan			303			303
Issuance of common stock under exercise of stock warrants	32,829	—	98			98
Tax benefit from exercise of stock options			1,592			1,592
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax					(443)	(443)	$(443)
Net income				21,830		21,830	21,830
Comprehensive income							$21,387
Balance at February 1, 2003	29,223,741	$29	$50,057	$120,099	$(767)	$169,418
Issuance of common stock under stock option and purchase plans	850,665	1	5,461			5,462
Issuance of common stock under exercise of stock warrants	128,743	—	225			225
Tax benefit from exercise of stock options			2,687			2,687
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax					250	250	$250
Net income				25,706		25,706	25,706
Comprehensive income							$25,956
Balance at January 31, 2004	30,203,149	$30	$58,430	$145,805	$(517)	$203,748

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation is an international specialty retailer operating stores selling high quality apparel and accessories, as well as play programs for women and children. As of January 31, 2004, the Company conducted its business through three primary divisions: Gymboree, Janie and Jack, and Gymboree Play & Music. The Company operates two reportable segments, retail stores and Play & Music (See Note 8). As of January 31, 2004, the Company’s retail segment operated 619 stores, including 536 Gymboree and 32 Janie and Jack shops in the United States, 28 Gymboree stores in Canada and 23 Gymboree stores in Europe, as well as on-line stores at www.gymboree.com and www.janieandjack.com.

Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children ages newborn to 5 years old through sight, touch, sound and movement. As of January 31, 2004, Gymboree Play & Music programs included 15 company-operated play centers in California and 517 franchisee-operated play centers, of which approximately 63% are located in the United States and the remaining 37% are located in other countries.

Fiscal Year

The Company’s year-end is on the Saturday closest to January 31. Fiscal 2003, 2002 and 2001, which included 52 weeks each, ended on January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

Basis of Presentation

The consolidated financial statements include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“the Company”). All significant inter-company balances and transactions have been eliminated.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from major credit card companies and are collected within 5 days. Also included in accounts receivable are amounts due from Play & Music franchisees for royalties and consumer product sales, as well as amounts due from sales to off-price retailers and landlord construction allowances. Royalties are due within 30 days of each quarter-end and receivables from consumer product sales are generally due upon shipment. Receivables from off-price retailers are due within 30 to 60 days of the invoice date. Construction allowance receivable due dates vary. The Company estimates its allowance by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, cash balances held at financial institutions are in excess of federally insured limits.

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

Merchandise Inventories

Merchandise inventories are recorded under the retail method of accounting and are stated at the lower of cost or market.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 10 years, except for the distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements, which include internal payroll costs for employees fully dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which range from 10 to 25 years, or the estimated useful lives of the improvements. Software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized using the straight-line method based on an estimated useful life of 3 to 5 years. Construction in progress was $9.5 million and $3.6 million as of January 31, 20 04 and February 1, 2003, respectively.

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

Capitalized Interest

The Company capitalizes interest as a component of the cost of property and equipment constructed for its own use. In 2003, 2002, and 2001, capitalized interest totaled $0, $264,000, and $362,000, respectively.

Income Taxes

The Company computes income taxes using the asset and liability method. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities. A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

Lease Rights

Lease rights are included in other assets and are recorded at cost and amortized over the life of the lease.

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Deferred Rent

Many of the Company’s operating leases contain free rent periods and predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis and records the difference between the amounts charged to expense and the rent paid as deferred rent.

Construction Allowance

As part of many lease agreements, the Company receives construction allowances from landlords. The construction allowances are deferred and amortized on a straight-line basis over the life of the lease as a reduction of rent expense. Construction allowances of $2,792,000 and $840,000 were granted in 2003 and 2002, respectively, and are included in deferred rent and other liabilities.

Workers’ Compensation Liabilities

The Company is partially self-insured for workers’ compensation insurance. The Company records a liability for its deductible based on claims filed and an estimate of claims that may have been incurred but not reported. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

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

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Web store revenue is recorded when the merchandise is delivered to the customer. Sales are presented net of a sales return reserve. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift certificates in its retail store locations and through its websites. Revenue is recognized in the period that the gift certificate is redeemed.

The Company liquidates obsolete inventory through sales to off-price retailers and donations to charity. Proceeds from sales to off-price retailers generally approximate the cost of inventory and are recognized at the time of shipment. Such proceeds are recorded as revenue in the accompanying consolidated statements of income and approximated $4.3 million, $2.4 million and $3.4 million in 2003, 2002 and 2001, respectively.

For the Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or note payable, and has fully executed a franchise agreement. The Company receives a royalty of 6% of each domestic franchisee’s gross receipts from operations and up to 20% of the fees paid by international sub-franchisees to the master franchisee. Such royalty fees are recorded when earned and are due from the franchisees 30 days following the close of each quarter. The Company also recognizes revenues from consumer products sold to franchisees for resale at the time the products are shipped to the franchisees.

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company recorded compensation expense or income for its stock option plans and the Purchase Plan, which are described more fully in Note 6, based on the fair value method consistent with the method of SFAS No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, net income and income per share would have been as follows:

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands, except per share data)
Net income, as reported	$25,706	$21,830	$4,580
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	186	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(3,661)	(2,889)	(2,543)
Pro forma net income	$22,045	$19,127	$2,037
Basic income per share
As reported	$0.87	$0.75	$0.16
Pro forma	0.74	0.66	0.07
Diluted income per share
As reported	$0.83	$0.71	$0.16
Pro forma	0.71	0.62	0.07

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments.

Income Per Share

Basic income per share is calculated by dividing net income for the year by the number of weighted average common shares outstanding for the year. Diluted income per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Fiscal Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
Shares used to compute basic EPS	29,656	28,992	28,326
Add: effect of dilutive securities	1,197	1,641	1,051
Shares used to compute diluted EPS	30,853	30,633	29,377

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Anti-dilutive options and warrants to purchase weighted average shares totaling approximately 1,769,349, 881,165 and 976,858 in 2003, 2002 and 2001, respectively, were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Reclassifications

Certain amounts for prior years have been reclassified to conform to the 2003 presentation.

Recently Issued Accounting Standards

In November 2002, FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”), was issued. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company previously did not record a liability when guaranteeing obligations unless it became probable that the Company would have to perform under the guarantee. FIN 45 applies prospectively to guarantees the Company issues or modifies subsequent to December 31, 2002, but has certain disclosure requirements effective for interim and annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s results of operations, financial position or cash flows. Disclosures required by FIN 45 as described above are included in the accompanying financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51 (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity under certain conditions. The Company does not have any involvement in variable interest entities. The adoption of FIN 46 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Foreign Exchange Exposure Management

The Company has international subsidiaries selling product in local currencies, which were purchased in US dollars. To protect product margins as well as foreign currency payables and receivables, the Company has a policy of hedging forecasted and existing foreign currency risk with forward contracts that expire within 12 months. These forward contracts are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified. Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and evaluated for effectiveness at least quarterly. The critical terms of the forward contract and the underlying transaction are matched at inception, and ongoing effectiveness is calculated by comparing the cumulative change in the forward contract’s fair value to the cumulative change in fair value of the defined exposure, with the effective portion of the highly effective hedges accumulated in Other Comprehensive Income (OCI). Any residual changes in the fair value of the instruments are recognized immediately in Other Income and Expense. An immaterial amount of ineffectiveness was recognized in 2003, 2002 and 2001.

Amounts in Accumulated OCI related to hedged inventory purchases are reclassified to Cost of Goods Sold (“COGS”) based on inventory turns. The net unrealized loss on cash flow hedges in accumulated OCI as of January 31, 2004, before tax effect, was approximately $0.9 million, and is expected to be recognized into COGS within the next 12 months.

The following table summarizes activity in OCI related to the Company’s hedging activities during the period from February 3, 2001 through January 31, 2004 (in thousands).

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Summary of Significant Accounting Policies (Continued)

Accumulated net gains on cash flow hedges at February 3, 2001	$93
Unrealized net losses on cash flow hedges	(99)
Recognition of net losses on cash flow hedges to COGS	75
Accumulated net gains on cash flow hedges at February 2, 2002	69
Unrealized net losses on cash flow hedges	(1,662)
Recognition of net losses on cash flow hedges to COGS	583
Accumulated net losses on cash flow hedges at February 1, 2003	(1,010)
Unrealized net losses on cash flow hedges	(1,669)
Recognition of net losses on cash flow hedges to COGS	1,817
Accumulated net losses on cash flow hedges at January 31, 2004	$(862)

2.    Commitments and Contingencies

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flow.

The Company leases its store locations, corporate Play & Music sites, corporate headquarters, the Shannon, Ireland foreign distribution center and certain fixtures and equipment under operating leases. The leases expire at various dates through 2024. Store leases typically provide for payment by the Company of operating expenses, real estate taxes and additional rent based on a percentage of sales if a specified sales target is exceeded. Furthermore, a majority of the store leases allow the Company to vacate after a stipulated period.

Future minimum lease payments under operating leases at January 31, 2004 are as follows:

(In thousands)
2004	$49,453
2005	46,586
2006	41,043
2007	31,099
2008	24,807
Later years	81,535
Total	$274,523

Rent expense for all operating leases totaled $68.9 million, $63.2 million, and $59.6 million in 2003, 2002, and 2001, respectively, which includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $23.3 million, $21.2 million, and $19.6 million for 2003, 2002, and 2001, respectively.

The Company remains the guarantor on lease agreements for 8 of the 19 Zutopia stores sold to The Wet Seal in 2000 and remains liable on lease agreements for 4 Play & Music sites sold to franchisees. The guarantees on the Zutopia store leases are effective through 2009. The lease agreements on the Play & Music sites continue through 2007. The lease guarantees require that the Company make all required lease payments upon default by the current tenants. The Company’s maximum potential amount of future payments under the guarantees and lease agreements approximates $8.8 million, excluding amounts that would be payable based on a percentage of sales, as such amounts cannot be estimated. The Company has recourse against The Wet Seal, Inc. or the Play & Music franchisees in case of non-performance. The following table reflects a summary of our potential liability under the lease guarantees and lease agreements as of January 31, 2004.

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Commitments and Contingencies (Continued)

($ in thousands)	Less than 1 year	1–3 years	4–5 years	After 5 years	Total
Lease guarantees	$1,746	$3,412	$3,280	$409	$8,847

3.    Borrowing Arrangements

On August 11, 2003, the Company entered into an unsecured revolving credit facility for borrowings of up to $60 million, replacing a previous asset-based secured credit facility that was due to expire on September 20, 2003. This credit facility may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. This credit facility has a three-year term and may, at the option of the Company, be increased to $70 million at any time during the first two years of the term. The interest rate for each borrowing under the facility will be, at the option of the Company, either a base rate plus an additional marginal rate or the Eurodollar rate plus an additional marginal rate. The base rate margin is currently 0.25% and the Eurodollar rate margin is currently 1.50%. This credit facility requires Gymboree to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of January 31, 2004, there were no outstanding borrowings and $35.7 million of documentary and standby letters of credit outstanding.

Total interest expense charged to operations during 2003, 2002, and 2001 was approximately $0.4 million, $1.2 million, and $3.5 million, respectively.

4.    Accrued Liabilities

Accrued liabilities consist of the following:

	January 31, 2004	February 1, 2003
	(In thousands)
Store operating expenses and other	$14,201	$9,796
Income tax payable	7,839	12,745
Employee compensation	6,439	9,760
Store credits and gift certificates	4,902	3,955
Sales taxes	1,582	1,314
Total	$34,963	$37,570

5.    Income Taxes

The provision for income taxes consists of the following:

	2003	2002	2001
	(In thousands)
Current:
Federal	$13,780	$(3,473)	$(518)
State taxes	461	4,526	(585)
Foreign	47	61	255
Total current	14,288	1,114	(848)
Deferred:
Federal	(188)	14,748	2,611
State	1,323	(2,196)	1,104
Total deferred	1,135	12,552	3,715
Total provision	$15,423	$13,666	$2,867

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Income Taxes (Continued)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2003	2002	2001
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	2.8	4.3	4.5
Other	(0.3)	(0.8)	(1.0)
Effective tax rate	37.5%	38.5%	38.5%

The amount of pre-tax income (loss) attributable to foreign operations for 2003, 2002, and 2001 was $1.9 million, $1.8 million, and $(2.3) million, respectively.

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:

	January 31, 2004	February 1, 2003
	(In thousands)
Deferred tax assets:
Uniform capitalization costs	$1,260	$1,121
Deferred revenue	2,340	—
Accrued reserves	946	765
Deferred rent	2,725	3,302
Net operating loss carryovers	3,751	5,567
Fixed asset basis differences	—	55
Cash flow hedges	323	415
Other	922	314
	12,267	11,539
Deferred tax liability:
Prepaid expenses	(990)	(900)
State taxes	(176)	(771)
Fixed asset basis differences	(2,368)	—
	(3,534)	(1,671)
Total	$8,733	$9,868
Valuation allowance	(3,000)	(3,000)
Net deferred tax assets	$5,733	$6,868

Using its best estimates, the Company has recorded a valuation allowance of $3 million at January 31, 2004 and February 1, 2003 on certain of its state deferred tax assets as it is more likely than not that they will not be realized. As of January 31, 2004, the Company has state net operating loss carryovers of approximately $94 million for tax purposes. These net operating loss carryovers will expire between 2004 and 2018. The extent to which the loss carryovers can be used to offset future taxable income may be further limited, depending on the extent of ownership changes.

6.    Stockholders’ Equity

Private Placement

During 2000, the Company issued 3,198,670 shares of common stock at $2.97 per share, resulting in proceeds of approximately $9.5 million, net of issuance costs. In connection with this issuance, the purchasers received warrants to purchase 479,803 shares of the Company’s stock at $2.97 per share. These warrants were exercisable

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Stockholders’ Equity (Continued)

over three years. As of January 31, 2004 and February 1, 2003, warrants to purchase zero and 141,797 of these shares were outstanding, respectively. Shares issued to related parties under this offering were 2,222,222, with warrants to purchase 333,334 shares.

Stock Plans

Stock Option Plans

The Company’s 1993 Stock Option Plan (the “1993 Plan”) and 2002 Stock Incentive Plan (the “2002 Plan”) provide for grants to team members of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for grants of non-statutory stock options to team members, consultants and non-employee directors of the Company. There are 6,025,000 shares of common stock reserved for issuance under the 1993 Plan and 2,500,000 shares of common stock reserved for issuance under the 2002 Plan. The 2002 Plan also allows any authorized shares not issued under the 1993 Plan and any shares subject to outstanding awards under the 1993 Plan that cease to be subject to such awards (other than by reason of exercise), up to an aggregate maximum of 4,231,075 shares, to be available for issuance under the 2002 Plan. Options granted pursuant to the plans have been granted at exercise prices equal to the fair market value of common stock on the date of grant. The options have a term of either five or ten years and generally vest over a four-year period. No further options may be granted under the 1993 Plan. There were 718,740 shares available for the grant of options under the 2002 Plan at January 31, 2004.

The following summarizes all stock option transactions for the three years ended January 31, 2004:

	Shares Outstanding	Weighted Average Exercise Price
	(Shares in thousands)
Balance, February 3, 2001	3,860	$8.83
Options granted	1,185	7.72
Options exercised	(248)	5.51
Options canceled	(705)	8.21
Balance, February 2, 2002	4,092	8.85
Options granted	1,492	17.09
Options exercised	(432)	6.89
Options canceled	(426)	11.38
Balance, February 1, 2003	4,726	11.40
Options granted	1,432	15.88
Options exercised	(797)	5.95
Options canceled	(453)	16.25
Balance, January 31, 2004	4,908	$13.15

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Stockholders’ Equity (Continued)

The following table summarizes information about stock options outstanding at January 31, 2004:

Options Outstanding						Options Exercisable
Range of Exercisable Prices			Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at January 31, 2004	Weighted Average Exercise Price
$ 2.63	to	$3.75	510,115	6.1	$3.69	494,048	$3.70
3.97	to	8.25	1,084,790	7.0	6.40	723,686	6.47
8.38	to	16.99	2,113,038	8.9	14.98	471,137	13.38
17.00	to	27.50	1,184,889	6.6	19.90	551,667	21.64
28.63	to	36.63	15,545	1.3	31.32	15,545	31.32
$ 2.63	to	$36.63	4,908,377	7.6	$13.15	2,256,083	$11.19

1993 Employee Stock Purchase Plan

We have reserved a total of 875,278 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”), which includes an additional 300,000 shares approved during 2002. The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. Unless terminated earlier, the Purchase Plan will terminate in 2013. There were 53,484, 66,966, and 97,779 shares issued under the Purchase Plan in 2003, 2002, and 2001, respectively. In 2002, the Company recorded $303,000 of compensation expense related to the Purchase Plan.

Additional Stock Plan Information

The pro-forma disclosures required by SFAS No. 123 are included in Note 1. The per share weighted average fair values of options granted during 2003, 2002, and 2001 were $6.16, $8.40, and $5.35, respectively. The fair value of option grants and shares issued under the Purchase Plan are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	January 31, 2004	February 1, 2003	February 2, 2002
	(In thousands)
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	46.0%	59.0%	96.7%
Risk-free interest rate	2.6%	3.0%	4.0%
Expected lives (yrs.)	4.0	4.3	4.0

Stockholder Rights Plan

The Company has adopted a Stockholder Rights Plan (the “Plan”) which provides a dividend of one right for each outstanding share of the Company’s common stock. The rights are represented by and traded with the Company’s common stock. There are no separate certificates or markets for the rights.

The rights do not become exercisable or trade separately from the common stock unless 17.5% or more of the common stock of the Company has been acquired, or after a tender or exchange offer is made for 17.5% or greater ownership of the Company’s common stock. Should the rights become exercisable, each right will entitle the holder thereof to buy 1/1,000th of a share of our Series A Preferred Stock at an exercise price of $125. Each 1/1,000th of a share of the new Series A Preferred Stock will essentially be the economic equivalent of one share of common stock.

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Stockholders’ Equity (Continued)

Under certain circumstances, the rights “flip-in” and become rights to buy the Company’s common stock at a 50% discount. Under certain other circumstances, the rights “flip-over” and become rights to buy an acquirer’s common stock at a 50% discount.

The rights may be redeemed by the Company for $0.01 per right at any time on or prior to the fifth day (or a later date as determined by the Board of Directors) following the first public announcement by the Company of the acquisition of beneficial ownership of 17.5% of our common stock.

7.    401(k) Plan

The Company maintains a voluntary defined contribution 401(k) profit sharing plan (the “Plan”) covering all team members who have met certain service and eligibility requirements. Employees may elect to contribute up to 20% of their compensation to the Plan, not to exceed the dollar limit set by law. The Company matches $1.00 to the Plan for each $1.00 contributed by a team member, up to 3% of the team member’s salary. The Plan permits team members to invest in the Company’s common stock with a limitation of 20% of their total investment. There are no trading restrictions for the team members. Matching contributions to the Plan totaled $307,000, $266,000, and $262,000 in 2003, 2002, and 2001, respectively.

8.    Segments

The Company operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment:

	Year ended January 31, 2004
	Retail Stores	Play & Music	Total
Net sales	$566,346	$11,647	$577,993
Depreciation and amortization	(26,646)	(505)	(27,151)
Operating income	39,323	1,321	40,644
Total assets	293,455	5,256	298,711
Capital expenditures	$33,835	$183	$34,018

	Year ended February 1, 2003
	Retail Stores	Play & Music	Total
Net sales	$534,049	$14,940	$548,989
Depreciation and amortization	(25,675)	(606)	(26,281)
Operating income	33,428	2,397	35,825
Total assets	247,126	8,010	255,136
Capital expenditures	$25,823	$103	$25,926

	Year ended February 2, 2002
	Retail Stores	Play & Music	Total
Net sales	$509,069	$13,977	$523,046
Depreciation and amortization	(23,605)	(501)	(24,106)
Operating income	8,288	2,765	11,053
Total assets	210,183	9,446	219,629
Capital expenditures	$18,594	$470	$19,064

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.    Segments (Continued)

Net retail sales from international subsidiaries amounted to $51.8 million, $50.4 million, and $45.4 million in 2003, 2002, and 2001, respectively. Long-lived assets held by international subsidiaries amounted to $7.4 million, $7.5 million, and $11.3 million as of January 31, 2004, February 1, 2003, and February 2, 2002, respectively.

9.    Quarterly Financial Information (Unaudited)

The quarterly financial information presented below reflects all adjustments, which, in the opinion of our management, are of a normal and recurring nature necessary to present fairly the results of operations for the periods presented.

	2003 Quarter Ended
	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004	2003 Total
	(In thousands, except per share amounts)
Net sales
Retail	$136,082	$110,356	$148,148	$171,760	$566,346
Play & Music	3,373	2,734	2,894	2,646	11,647
Total net sales	139,455	113,090	151,042	174,406	577,993
Gross profit	58,821	41,235	62,334	72,403	234,793
Operating income (loss)	11,895	(2,271)	13,342	17,678	40,644
Net income (loss)	$7,261	$(1,059)	$8,315	$11,189	$25,706
Basic income (loss) per share	$0.25	$(0.04)	$0.28	$0.37	$0.87
Diluted income (loss) per share	$0.24	$(0.04)	$0.27	$0.36	$0.83

	2002 Quarter Ended
	May 4, 2002	August 3, 2002	November 2, 2002	February 1, 2003	2002 Total
	(In thousands, except per share amounts)
Net sales
Retail	$129,612	$105,079	$144,539	$154,819	$534,049
Play & Music	3,989	3,169	3,339	4,443	14,940
Total net sales	133,601	108,248	147,878	159,262	548,989
Gross profit	57,154	41,280	60,853	70,609	229,896
Operating income (loss)	9,761	(1,949)	10,863	17,150	35,825
Net income (loss)	6,090	(1,205)	6,298	10,647	21,830
Basic income (loss) per share	$0.21	$(0.04)	$0.22	$0.36	$0.75
Diluted income (loss) per share	$0.20	$(0.04)	$0.21	$0.35	$0.71

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.    Subsequent Events

Effective February 1, 2004, the Company elected to change its method of inventory valuation from the retail method to the cost method. The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change on the first quarter of 2004 will be a one-time benefit of approximately $1.2 million, net of tax.

In March 2004, the Company signed a lease agreement for a new corporate office building in San Francisco, California. The lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years. The lease requires the Company to provide a $2.4 million standby letter of credit, which may be reduced on each anniversary of the lease commencement. As part of the agreement, the Company’s new landlord will assume the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease. When the Company ceases to use the Burlingame headquarters, which is expected in the fourth quarter of 2004, it will record a non-cash charge that cannot yet be estimated. At the same time, the same amount will be recorded as a deferred lease incentive from the new landlord, which will be amortized over the life of the new lease as a reduction of rent expense.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (“Gymboree”) as of January 31, 2004 and February 1, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of Gymboree’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
April 14, 2004

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.    CONTROLS AND PROCEDURES

We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report and has determined that such disclosure controls and procedures are effective.

We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the fiscal year ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our 2004 Proxy Statement. See also Item 1, “Business — Executive Officers of the Registrant.”

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Executive Compensation” and “Employment Contracts and Termination of Employment and Change-in-Control Arrangements” in our 2004 Proxy Statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Directors and Management” in our 2004 Proxy Statement.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” in our 2004 Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Independent Auditor Fees and Services” in our 2004 Proxy Statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS

The following documents are filed as a part of this Annual Report on Form 10-K.

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Cash Flows
Consolidated Statements of Stockholders’ Equity
Notes to Consolidated Financial Statements
Independent Auditors’ Report

(A)(2) FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)
3.2	Amended and Restated Bylaws of Registrant. (6)
4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)
4.2	Form of Certificate for Common Stock. (1)
4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)
4.4
Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, California. (3)
10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)
10.12	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (4)
10.13 *	Deferred Compensation Agreement. (4)
10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (5)
10.31 *	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (7)
10.43	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (7)
10.50 *	2002 Stock Incentive Plan. (8)
10.51 *	1993 Amended and Restated Employee Stock Purchase Plan. (8)
10.52 *	Management Severance Plan (9)
10.53 *	Management Severance Plan (Lump Sum Payment) (9)
10.54 *	Management Change of Control Plan (9)

Exhibit Number	Description
10.55	Credit Agreement with Bank of America dated August 11, 2003 (10)
10.56*	Employment Agreement with Stuart Moldaw dated January 6, 2003. (11)
21.1	Subsidiaries of the Registrant.
23.1	Independent Auditors’ Consent.
31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles B. McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.
32.2	Certification of Myles B. McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

REPORTS ON FORM 8-K

On November 6, 2003, we filed a current report on Form 8-K under items 7, 9 and 12 in connection with a press release announcing third quarter sales results for the fiscal quarter ended November 1, 2003.

On November 18, 2003, we filed a current report on Form 8-K under items 7, 9 and 12 in connection with a press release announcing third quarter earnings for the fiscal quarter ended November 1, 2003.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(5)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 4, 2001 Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001.

(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 1, 2002.

(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.

(11)	Attached hereto

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

THE GYMBOREE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION
April 14, 2004 (Date)	By:	/s/ Lisa M. Harper Lisa M. Harper Chief Executive Officer and Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE
/s/ Lisa M. Harper Lisa M. Harper	Chief Executive Officer and Chairman of the Board	April 14, 2004

/s/ Stuart G. Moldaw Stuart G. Moldaw	Chairman Emeritus of the Board of Directors	April 14, 2004

/s/ Myles B. McCormick Myles B. McCormick	Chief Financial Officer (Principal Financial and Accounting Officer)	April 14, 2004

/s/ Gary Heil Gary Heil	Director	April 14, 2004

/s/ Barbara L. Rambo Barbara L. Rambo	Director	April 14, 2004

/s/ John C. Pound John C. Pound	Director	April 14, 2004

/s/ William U. Westerfield William U. Westerfield	Director	April 14, 2004

/s/ Blair Lambert Blair Lambert	Director	April 14, 2004

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)
3.2	Amended and Restated Bylaws of Registrant. (6)
4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)
4.2	Form of Certificate for Common Stock. (1)
4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)
4.4
Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, California. (3)
10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)
10.12	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (4)
10.13 *	Deferred Compensation Agreement. (4)
10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (5)
10.31 *	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (7)
10.43	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (7)
10.50 *	2002 Stock Incentive Plan. (8)
10.51 *	1993 Amended and Restated Employee Stock Purchase Plan. (8)
10.52 *	Management Severance Plan (9)
10.53 *	Management Severance Plan (Lump Sum Payment) (9)
10.54 *	Management Change of Control Plan (9)
10.55	Credit Agreement with Bank of America dated August 11, 2003 (10)
10.56*	Employment Agreement with Stuart Moldaw dated January 6, 2003. (11)
21.1	Subsidiaries of the Registrant.
23.1	Independent Auditors’ Consent.
31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles B. McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.
32.2	Certification of Myles B. McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(5)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 4, 2001 Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001.

(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 1, 2002.

(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.

(11)	Attached hereto

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.