Form 10-Q
period 2004-05-01
GYMBOREE CORP
filed 2004-06-09
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended May 1, 2004

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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

          As of May 29, 2004, 30,587,466 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1,	January 31,	May 3,
	2004	2004	2003

	(Unaudited)
	(In thousands, except share data)
ASSETS
Current Assets
Cash and cash equivalents	$110,206	$89,553	$60,133
Accounts receivable	8,716	11,456	7,610
Merchandise inventories	67,927	73,017	50,504
Prepaid expenses and deferred taxes	10,399	5,564	11,537

Total current assets	197,248	179,590	129,784

Property and Equipment
Land and buildings	10,376	10,375	10,371
Leasehold improvements	116,683	108,743	93,796
Furniture, fixtures and equipment	145,472	139,974	130,523

	272,531	259,092	234,690
Less accumulated depreciation and amortization	(150,707)	(146,349)	(129,957)

	121,824	112,743	104,733
Lease Rights, Deferred Taxes and Other Assets	7,712	6,378	6,767

Total Assets	$326,784	$298,711	$241,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$36,193	$33,356	$10,252
Income tax payable	11,033	7,839	11,759
Accrued liabilities	35,571	27,124	20,703

Total current liabilities	82,797	68,319	42,714

Long-Term Liabilities
Deferred rent and other liabilities	26,808	26,644	20,734

Total Liabilities	109,605	94,963	63,448

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 30,585,870, 30,203,149 and 29,399,728 shares outstanding at May 1, 2004, January 31, 2004 and May 3, 2003, respectively)	62,207	58,460	51,220
Retained earnings	155,484	145,805	127,361
Accumulated other comprehensive loss	(512)	(517)	(745)

Total stockholders’ equity	217,179	203,748	177,836

Total Liabilities and Stockholders’ Equity	$326,784	$298,711	$241,284

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(Unaudited)

	(In thousands, except per
	share data)
Net sales:
Retail	$151,381	$136,082
Play & Music	2,667	3,373

Total net sales	154,048	139,455
Cost of goods sold, including buying and occupancy expenses	(88,268)	(80,634)

Gross profit	65,780	58,821
Selling, general and administrative expenses	(52,700)	(46,926)

Operating income	13,080	11,895
Other income (expense), net	230	(89)

Income before income taxes and cumulative effect of change in accounting principle	13,310	11,806
Income tax expense	(4,858)	(4,545)

Income before cumulative effect of change in accounting principle	8,452	7,261
Cumulative effect of change in accounting principle, net of income tax	1,227	—

Net income	$9,679	$7,261

Basic per share amounts:
Income before cumulative effect of change in accounting principle	$0.28	$0.25
Cumulative effect of change in accounting principle, net of income tax	0.04	—

Net income	$0.32	$0.25

Diluted per share amounts:
Income before cumulative effect of change in accounting principle	$0.27	$0.24
Cumulative effect of change in accounting principle, net of income tax	0.04	—

Net income	$0.31	$0.24

Weighted average shares outstanding:
Basic	30,476	29,314
Diluted	31,348	30,609

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(Unaudited)
	(In thousands)
Cash Flows from Operating Activities:
Net income	$9,679	$7,261
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of income tax	(1,227)	—
Depreciation and amortization	7,001	6,697
Deferred income tax provision	(68)	(123)
(Gain) Loss on disposal of property and equipment	(228)	35
Asset write-off	133	—
Tax benefit from exercise of stock options	1,935	385
Change in assets and liabilities:
Accounts receivable	3,027	(82)
Merchandise inventories	7,256	12,344
Prepaid expenses and other assets	(6,178)	(342)
Accounts payable	2,887	(16,944)
Income tax payable	2,484	(986)
Accrued liabilities	8,551	(4,056)
Deferred liabilities and other liabilities	187	(196)

Net cash provided by operating activities	35,439	3,993

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,607)	(5,283)
Proceeds from sale of assets	107	268

Net cash used in investing activities	(16,500)	(5,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	1,812	749

Net cash provided by financing activities	1,812	749

Effect of exchange rate fluctuations on cash	(98)	(222)
Net Increase (Decrease) in Cash and Cash Equivalents	20,653	(495)
CASH AND CASH EQUIVALENTS:
Beginning of Period	89,553	60,628

End of Period	$110,206	$60,133

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

      The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“the Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004.

      The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

      The results of operations for the thirteen weeks ended May 1, 2004 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 29, 2005.

2.	Change in Accounting Principle

      Effective February 1, 2004, the Company elected to change its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis (the “cost method”). The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change in the quarter ended May 1, 2004 was income of $1.2 million, or $0.04 per diluted share, net of income taxes. It is not possible to determine the effect of this change on any previously reported fiscal periods or on fiscal 2004.

3.	Stock Based Compensation

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

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

(“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, net income and net income per share would have been as follows:

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(In thousands, except
	per share data)
Net income, as reported	$9,679	$7,261
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,141)	(761)

Pro forma net income	$8,538	$6,500

Basic income per share
As reported	$0.32	$0.25
Pro forma	0.28	0.22
Diluted income per share
As reported	$0.31	$0.24
Pro forma	0.27	0.21

      The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods Ended

	May 1,	May 3,
	2004	2003

Expected dividend rate	0%	0%
Expected volatility	50.0%	59.0%
Risk-free interest rate	2.5%	2.8%
Expected lives (yrs.)	4.0	4.0

4.	Net Income Per Share

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

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(In thousands)
Weighted average number of shares — basic	30,476	29,314
Add: effect of dilutive securities	872	1,295

Weighted average number of shares — diluted	31,348	30,609

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

      Anti-dilutive options to purchase 1,558,897 and 1,662,996 shares of common stock were excluded from the above computations of weighted average shares for the 13 weeks ended May 1, 2004 and May 3, 2003, respectively.

5.	Comprehensive Income

      Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended

	May 1,	May 3,
	2004	2003

	(In thousands)
Net income	$9,679	$7,261
Other comprehensive income	5	23

Total comprehensive income	$9,684	$7,284

6.	Segments

      The Company operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment (in thousands).

	13 Weeks Ended May 1, 2004

	Retail
	Stores	Play & Music	Total

Net sales	$151,381	$2,667	$154,048
Depreciation and amortization	6,877	124	7,001
Operating income	12,760	320	13,080
Total assets	321,215	5,569	326,784
Capital expenditures	16,563	44	16,607

	13 Weeks Ended May 3, 2003

	Retail
	Stores	Play & Music	Total

Net sales	$136,082	$3,373	$139,455
Depreciation and amortization	6,526	171	6,697
Operating income	11,342	553	11,895
Total assets	233,650	7,634	241,284
Capital expenditures	5,241	42	5,283

      Net retail sales from international subsidiaries amounted to $12.6 million and $12.1 million in the first quarter of 2004 and 2003, respectively. Long-lived assets held by international subsidiaries amounted to $7.1 million and $6.8 million as of May 1, 2004 and May 3, 2003, respectively.

7.	Co-Branded Credit Card

      In late 2003, the Company entered into co-branded credit card agreements (the “Agreements”) with a third-party bank (“the Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(Unaudited)

was launched in April 2004, offers incentives to cardholders, including a 5% discount on in-store purchases using the Gymboree Visa card and annual rewards in the form of a Gymboree gift certificate or gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and will absorb all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift certificates or gift cards. The Bank will pay fees to the Company based on the number of credit card accounts opened and card usage and will make certain guaranteed minimum annual payments. Visa U.S.A. Inc. will also pay fees to the Company based on card usage. Cardholder incentives will be funded from the fees paid by the Bank to the Company. As of May 1, 2004 and as of January 31, 2004, the Company has received $6.0 million in advance payments under these Agreements, which are included in other long-term liabilities in the respective consolidated balance sheet. The Company will recognize revenues related to these agreements as follows:

•	New account fees will be recognized as other revenues on a straight-line basis over the estimated life of the customer relationship, currently estimated to be 3 years.

•	Credit card usage fees will be recognized as other revenues as actual usage occurs.

•	Minimum guaranteed annual payments which exceed amounts earned based on the number of accounts opened and card usage, will be recognized as other revenues on a straight-line basis over the estimated life of the customer relationship, currently estimated to be 3 years.

•	Annual rewards earned will be shown as gift certificate liabilities and recognized as retail revenues when the gift certificates are redeemed.

8.	March 2004 Corporate Office Lease

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

      We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 1, 2004 and May 3, 2003, and the related condensed consolidated statements of income and cash flows for the three-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

      We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 2 to the condensed consolidated financial statements, effective February 1, 2004, the Company changed its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis.

      We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation as of January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 14, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

San Francisco, California

June 9, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, concepts and marketing activity, gross margin achievement, our ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, trade restrictions, instability in countries where our merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for fiscal year 2003 and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

General

      The Gymboree Corporation is an international specialty retailer operating stores selling high quality apparel and accessories, as well as play programs for women and children under the GYMBOREE®, JANIE AND JACK®, JANEVILLETM and GYMBOREE PLAY & MUSIC® brands. As of May 1, 2004, the Company conducted its business through four primary divisions: Gymboree, Janie and Jack, Janeville and Gymboree Play & Music. As of May 1, 2004, we had 633 stores, including 583 stores in the United States (including 40 Janie and Jack shops and 3 Janeville stores), 28 stores in Canada and 22 stores in Europe. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

      Our plan for fiscal 2004 is to continue to grow our store base for both Gymboree and Janie and Jack, opening approximately 20 and 25 stores respectively. We will also continue to invest in Gymboree retail stores, upgrading our fixture and merchandise display systems to better and more consistently display our products. In the first quarter of 2004, we launched our newest retail concept, Janeville, with 3 stores and the goal of opening a total of 14 new stores by the end of the year. We also launched our co-branded Gymboree Visa card with a compelling rewards program for our customers.

Results of Operations

Thirteen Weeks Ended May 1, 2004 Compared to Thirteen Weeks Ended May 3, 2003

Net Sales

      Net retail sales in the first quarter of 2004 increased to $151.4 million from $136.1 million in the same period last year, an increase of $15.3 million or 11.2%. Comparable store sales increased 6% or $8.8 million over the same 13-week period last year. This increase was primarily due to an increase in the number of transactions resulting from higher traffic levels and a higher conversion rate. Product performance was strong in the first quarter of 2004 due to positive customer reaction to our baby girl and kid girl product lines, as well as the rebalance of fashion and basics in our baby boy and kid boy departments. Non-comparable store sales increased $7.6 million due to net store and square footage growth of 44 stores and 97,000 square feet, respectively. This increase was offset by a decrease of $0.8 million in sales to off-price retailers, which vary based on the availability of merchandise. The number of stores open at the end of the quarter was 633 compared to 589 as of the end of the same period last year.

      Play & Music net sales in the first quarter of 2004 decreased to $2.7 million from $3.4 million in the same period last year, a decrease of $0.7 million or 20.6%. The decrease was primarily due to a decrease in new franchise sales and royalties from existing franchisees, as well as the closure of 9 corporate owned sites as part of our ongoing restructuring of the Play & Music business.

Gross Profit

      Gross profit for the first quarter of 2004 increased to $65.8 million from $58.8 million in the same period last year. As a percentage of net sales, gross profit increased 0.5 percentage points to 42.7% in the first quarter of 2004 from 42.2% in the same period last year. Our gross margins were positively impacted by markdown optimization, whereby markdowns are targeted to maximize SKU level sales and margins, as well as occupancy leverage related to our comparable store sales increase. This effect was offset by increased buying costs related to our new concepts, Janie and Jack and Janeville. Gross profit in 2004 was calculated using the cost method compared to the retail method in 2003. The impact of this change cannot be determined.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $52.7 million in the first quarter of 2004 from $46.9 million in the same period last year. As a percentage of net sales, SG&A expenses increased 0.6 percentage points to 34.2% in the first quarter of 2004 from 33.6% in the same period last year. The increase in SG&A was primarily due to higher corporate expenses related to marketing, incentive compensation and benefits. Marketing expenses increased as a result of more extensive in-store marketing campaigns, an increase in web marketing and the launch of Janeville. Incentive compensation and benefits increased primarily due to increased headcount and medical insurance premiums.

Other income (expense), net

      Other income increased to $230,000 in the first quarter of 2004 from a loss of $89,000 in the same period last year primarily due to foreign exchange gains. These gains resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries. The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and balances held in those associated currencies.

Income Taxes

      Our effective tax rate for the first quarter of 2004 and 2003 was 36.5% and 38.5%, respectively. Our estimated annual 2004 effective tax rate was reduced to 36.5%, as we expect to benefit from higher tax-free interest income and other permanent deductions.

Seasonality

      Our business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Sales from retail operations have historically been highest during the fourth fiscal quarter, somewhat lower during the first and third fiscal quarters and lowest during the second fiscal quarter. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year.

Financial Condition

Liquidity and Capital Resources

      Net cash provided by operating activities for the thirteen weeks ended May 1, 2004 was $35.4 million compared to $4.0 million provided by operating activities in the same period last year. This increase was primarily due to changes in working capital items, including an increase in accounts payable and accrued liabilities of $24.3 million.

      Net cash used in investing activities for the thirteen weeks ended May 1, 2004 was $16.5 million and consisted primarily of capital expenditures for the opening of 16 new stores, relocation and/or expansion of 6 existing stores, expenditures related to store openings and relocations currently in progress, and information technology improvements. The Company estimates that capital expenditures, net of allowances, will be approximately $45 million during 2004, and will primarily be used to relocate 15 Gymboree stores, re-brand 200 Gymboree stores, open 20 new Gymboree stores, 25 new Janie and Jack shops and 14 new Janeville stores ($28 million for all stores), build-out our new corporate headquarters ($8 million) and continue the systems infrastructure replacement ($9 million).

      Cash provided by financing activities for the thirteen weeks ended May 1, 2004 totaled $1.8 million compared to $749,000 in the same period last year. This increase was due to an increase in proceeds from stock option exercises.

      Cash and cash equivalents were $110.2 million at May 1, 2004, an increase of $20.7 million from January 31, 2004. Working capital as of May 1, 2004 was $114.5 million compared to $111.3 million as of January 31, 2004.

      The Company has an unsecured revolving credit facility for borrowings of up to $60 million. This credit facility has a three-year term and may, at the option of the Company, be increased to $70 million at any time during the first two years of the term. This credit facility may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. As of May 1, 2004, $34.5 million of documentary and standby letters of credit were outstanding.

      In late 2003, the Company entered into co-branded credit card agreements (the “Agreements”) with a third-party bank (“the Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on in-store purchases using the Gymboree Visa card and annual rewards in the form of a Gymboree gift certificate or gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and will absorb all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift certificates or gift cards. The Bank will pay fees to the Company based on the number of credit card accounts opened and card usage and will make certain guaranteed minimum annual payments. Visa U.S.A. Inc. will also pay fees to the Company based on card usage. Cardholder incentives will be funded from the fees paid by the Bank to the Company. As of May 1, 2004 and as of January 31, 2004, the Company has received $6.0 million in advance payments under these Agreements, which are included in other long-term liabilities in the respective consolidated balance sheet. The Company will recognize revenues related to these agreements as follows:

•	New account fees will be recognized as other revenues on a straight-line basis over the estimated life of the customer relationship, currently estimated to be 3 years.

•	Credit card usage fees will be recognized as other revenues as actual usage occurs.

•	Minimum guaranteed annual payments which exceed amounts earned based on the number of accounts opened and card usage, will be recognized as other revenues on a straight-line basis over the estimated life of the customer relationship, currently estimated to be 3 years.

•	Annual rewards earned will be shown as gift certificate liabilities and recognized as retail revenues when the gift certificates are redeemed.

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

      There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 31, 2004, except for the lease obligations related to the Company’s new corporate offices described above.

      The Company no longer believes it has any potential liability in connection with the Company’s guarantees of lease agreements for Zutopia stores sold to Wet Seal in 2000. Wet Seal has announced that it has closed all Zutopia stores and that it will negotiate early lease buyouts of the Zutopia leases. The Company remains liable on lease agreements for 4 Play & Music sites sold to franchisees. However, the Company does not believe that payment by the Company of its maximum potential amount of future payments under the Play & Music lease agreements would have a material current or future effect on its liquidity or capital resources.

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

      The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of May 1, 2004 and May 3, 2003.

	May 1, 2004

	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate

	(In thousands, except weighted
	average rate data)
British pounds sterling	$7,222	$84	$1.76
Canadian dollars	9,682	320	0.73
Euro	1,779	(5)	1.20

Total	$18,683	$399

	May 3, 2003

	Notional	Fair Value	Weighted
	Amount	Loss	Average Rate

	(In thousands, except weighted
	average rate data)
British pounds sterling	$15,297	$(407)	$1.60
Canadian dollars	7,739	(629)	0.70
Euro	6,015	(404)	1.15

Total	$29,051	$(1,440)

Item 4.	Controls and Procedures

      We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, and has determined that such disclosure controls and procedures are effective.

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended May 1, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flow.

Item 6.	Exhibits and Reports on Form 8-K

      (a) Exhibits

10.57	Sublease Agreement for 500 Howard, San Francisco, CA.
15	Letter re: Unaudited Interim Financial Information
18	Letter re: Change in Accounting Principle
31.1	Certification of Lisa Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

      (b) Reports on Form 8-K

      On February 5, 2004, we furnished a current report on Form 8-K pursuant to Items 7 and 12 in connection with a press release announcing fourth quarter and fiscal year 2003 sales.

      On March 2, 2004, we furnished a current report on Form 8-K pursuant to Items 7 and 12 in connection with a press release announcing fourth quarter and fiscal year 2003 earnings, as well as February sales.

      On April 8, 2004, we filed a current report on Form 8-K pursuant to Items 5 and 7 in connection with a press release announcing March sales and a change in accounting principle.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

By:	/s/ MYLES MCCORMICK

Myles McCormick
Chief Financial Officer and
Principal Financial and Accounting Officer

Date: June 9, 2004

EXHIBIT INDEX

Exhibit
Number	Description

10.57	Sublease Agreement for 500 Howard, San Francisco, CA.
15	Letter re: Unaudited Interim Financial Information
18	Letter re: Change in Accounting Principle
31.1	Certification of Lisa Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.