Form 10-Q
period 2004-07-31
GYMBOREE CORP
filed 2004-09-09
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐

     As of August 28, 2004, 30,748,807 shares of the registrant’s common stock were outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,	August 2,
	2004	2004	2003

	(In thousands, except share data)

	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$76,495	$89,553	$48,440
Accounts receivable	14,575	11,456	7,943
Merchandise inventories	78,542	73,017	67,618
Prepaid expenses and deferred taxes	4,161	5,564	10,624

Total current assets	173,773	179,590	134,625

Property and Equipment
Land and buildings	10,376	10,375	10,371
Leasehold improvements	129,032	108,743	96,613
Furniture, fixtures and equipment	150,537	139,974	133,486

	289,945	259,092	240,470
Less accumulated depreciation and amortization	(157,075)	(146,349)	(135,850)

	132,870	112,743	104,620
Lease Rights, Deferred Taxes and Other Assets	11,039	6,378	7,303

Total Assets	$317,682	$298,711	$246,548

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$33,036	$33,356	$30,756
Income tax payable	413	7,839	121
Accrued liabilities	40,240	27,124	17,745

Total current liabilities	73,689	68,319	48,622

Long-Term Liabilities
Deferred rent and other liabilities	27,905	26,644	20,151

Total Liabilities	101,594	94,963	68,773

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 30,747,672, 30,203,149 and 29,614,340 shares outstanding at July 31, 2004, January 31, 2004 and August 2, 2003, respectively)	64,000	58,460	52,725
Retained earnings	152,318	145,805	126,301
Accumulated other comprehensive loss	(230)	(517)	(1,251)

Total stockholders’ equity	216,088	203,748	177,775

Total Liabilities and Stockholders’ Equity	$317,682	$298,711	$246,548

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands, except per share data)

	(Unaudited)
Net sales:
Retail	$119,794	$110,356	$271,175	$246,438
Play & Music and Other	2,585	2,734	5,252	6,107

Total net sales	122,379	113,090	276,427	252,545
Cost of goods sold, including buying and occupancy expenses	(78,271)	(71,855)	(166,540)	(152,489)

Gross profit	44,108	41,235	109,887	100,056
Selling, general and administrative expenses	(49,232)	(43,506)	(101,932)	(90,432)

Operating income (loss)	(5,124)	(2,271)	7,955	9,624
Other income, net	138	468	368	379

Income (loss) before income taxes and cumulative effect of change in accounting principle	(4,986)	(1,803)	8,323	10,003
Income tax benefit (expense)	1,820	744	(3,038)	(3,801)

Income (loss) before cumulative effect of change in accounting principle	(3,166)	(1,059)	5,285	6,202
Cumulative effect of change in accounting principle, net of income tax	—	—	1,228	—

Net income (loss)	$(3,166)	$(1,059)	$6,513	$6,202

Basic per share amounts:
Income (loss) before cumulative effect of change in accounting principle	$(0.10)	$(0.04)	$0.17	$0.21
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—

Net income (loss)	$(0.10)	$(0.04)	$0.21	$0.21

Diluted per share amounts:
Income (loss) before cumulative effect of change in accounting principle	$(0.10)	$(0.04)	$0.17	$0.20
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—

Net income (loss)	$(0.10)	$(0.04)	$0.21	$0.20

Weighted average shares outstanding:
Basic	30,693	29,552	30,584	29,433
Diluted	30,693	29,552	31,374	30,723

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended

	July 31,	August 2,
	2004	2003

	(In thousands)

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,513	$6,202
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting principle, net of income tax	(1,228)	—
Depreciation and amortization	14,051	13,325
Deferred income tax provision (benefit)	(3,474)	100
(Gain) Loss on disposal of property and equipment	(201)	55
Asset write-off	133	—
Tax benefit from exercise of stock options	2,643	385
Change in assets and liabilities:
Accounts receivable	(3,116)	(380)
Merchandise inventories	(3,099)	(4,705)
Prepaid expenses and other assets	188	(195)
Accounts payable	(317)	3,531
Income tax payable	(8,132)	(12,624)
Accrued liabilities	7,078	(7,029)
Deferred and other liabilities	1,312	(772)

Net cash provided by (used in) operating activities	12,351	(2,107)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,541)	(11,920)
Proceeds from sale of assets and other	416	386

Net cash used in investing activities	(28,125)	(11,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,897	2,258

Net cash provided by financing activities	2,897	2,258

Effect of exchange rate fluctuations on cash	(181)	(805)
Net Decrease in Cash and Cash Equivalents	(13,058)	(12,188)
CASH AND CASH EQUIVALENTS:
Beginning of Period	89,553	60,628

End of Period	$76,495	$48,440

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$6,066	$—

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

      The results of operations for the twenty-six weeks ended July 31, 2004 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 29, 2005 (“fiscal 2004”).

2.	Change in Accounting Principle

      Effective February 1, 2004, the Company elected to change its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis (the “cost method”). The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change, which was recorded in the first quarter of fiscal 2004, was income of $1.2 million, or $0.04 per diluted share, net of income taxes. It is not possible to determine the effect of this change on any other previously reported fiscal periods or on fiscal 2004.

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

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income (loss), as reported	$(3,166)	$(1,059)	$6,513	$6,202
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,309)	(865)	(2,450)	(1,625)

Pro forma net income (loss)	$(4,475)	$(1,924)	$4,063	$4,577

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands, except per share data)
Basic income (loss) per share
As reported	$(0.10)	$(0.04)	$0.21	$0.21
Pro forma	(0.15)	(0.07)	0.13	0.16
Diluted income (loss) per share
As reported	$(0.10)	$(0.04)	$0.21	$0.20
Pro forma	(0.15)	(0.07)	0.13	0.15

      The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods Ended

	July 31,	August 2,
	2004	2003

Expected dividend rate	0%	0%
Expected volatility	48.5%	45.4%
Risk-free interest rate	2.6%	2.6%
Expected lives (years)	4.0	4.0

4.	Net Income (Loss) Per Share

      Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for that period. Diluted net income per share includes the effects of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands)
Weighted average number of shares — basic	30,693	29,552	30,584	29,433
Add: effect of dilutive securities	—	—	790	1,290

Weighted average number of shares — diluted	30,693	29,552	31,374	30,723

      Anti-dilutive options to purchase 3,621,542 and 2,617,924 shares of common stock for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively, and 1,636,569 and 1,576,559 shares of common stock for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively, were excluded from the above computations of weighted average shares.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Comprehensive Income (Loss)

      Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended

	July 31,	August 2,	July 31,	August 2,
	2004	2003	2004	2003

	(In thousands)
Net income (loss)	$(3,166)	$(1,059)	$6,513	$6,202
Other comprehensive income (loss)	282	(507)	287	(484)

Total comprehensive income (loss)	$(2,884)	$(1,566)	$6,800	$5,718

6.	Segments

      The Company operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment (in thousands).

	13 Weeks Ended July 31, 2004			26 Weeks Ended July 31, 2004

	Retail	Play & Music		Retail	Play & Music
	Stores	and Other	Total	Stores	and Other	Total

Net sales	$119,794	$2,585	$122,379	$271,175	$5,252	$276,427
Depreciation and amortization	6,933	117	7,050	13,809	242	14,051
Operating income (loss)	(5,609)	485	(5,124)	7,149	806	7,955
Total assets	312,143	5,539	317,682	312,143	5,539	317,682
Capital expenditures	11,900	34	11,934	28,463	78	28,541

	13 Weeks Ended August 2, 2003			26 Weeks Ended August 2, 2003

	Retail	Play & Music		Retail	Play & Music
	Stores	and Other	Total	Stores	and Other	Total

Net sales	$110,356	$2,734	$113,090	$246,438	$6,107	$252,545
Depreciation and amortization	6,557	71	6,628	13,083	242	13,325
Operating income (loss)	(2,462)	191	(2,271)	8,880	744	9,624
Total assets	239,622	6,926	246,548	239,622	6,926	246,548
Capital expenditures	6,599	38	6,637	11,840	80	11,920

      Net retail sales from international subsidiaries amounted to $11.1 million and $10.6 million for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively, and $23.7 million and $22.8 million for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively. Long-lived assets held by international subsidiaries amounted to $6.9 million and $7.0 million as of July 31, 2004 and August 2, 2003, respectively.

7.	Co-Branded Credit Card

      In late 2003, the Company entered into co-branded credit card agreements (the “Agreements”) with a third-party bank (“the Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on in-store purchases using the Gymboree Visa card and annual rewards in the form of a Gymboree gift certificate or gift card equal

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and will absorb all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift certificates or gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to these Agreements as follows:

•	New account fees will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Credit card usage fees will be recognized as other revenues as actual usage occurs.

•	Minimum guaranteed annual payments which exceed amounts earned based on the number of accounts opened and card usage, will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Annual rewards earned will be shown as gift certificate liabilities and recognized as retail revenues when the gift certificates are redeemed.

      As of July 31, 2004 and as of January 31, 2004, the Company has received $6.0 million in advance payments under these Agreements. During the quarter ended July 31, 2004, the Company recognized approximately $76,000 in new account and credit card usage fees, which are included in Play & Music and Other net sales in the respective condensed consolidated statement of operations. As of July 31, 2004, $5.3 million and $0.7 million in advance payments under these Agreements are included in accrued liabilities and other long-term liabilities, respectively, in the respective condensed consolidated balance sheet.

8.	New Corporate Office Lease

      In March 2004, the Company signed a lease agreement for a new corporate office building in San Francisco, California. The lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years. The lease requires the Company to provide a $2.4 million standby letter of credit, which the Company may choose to reduce on each anniversary of the lease commencement. As part of the agreement, the Company’s new landlord will assume the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease. When the Company ceases to use the Burlingame headquarters, which is expected in the fourth quarter of fiscal 2004, it will record a non-cash charge that cannot yet be determined. At the same time, the same amount will be recorded as a deferred lease incentive from the new landlord, which will be amortized over the life of the new lease as a reduction of rent expense.

9.	Subsequent Event

      On August 16, 2004, the Board of Directors authorized the Company to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance. The Company expects the wind down of its United Kingdom and Ireland operations to be substantially complete by the end of the third quarter of fiscal 2004. The Company anticipates recording charges related to the closure of approximately $9.5 million, net of income taxes, exclusive of operating costs incurred during the wind down process. These charges, largely related to costs of lease disposition, asset write-offs and severances, are expected to be realized in the third and fourth quarters of fiscal 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

      We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of July 31, 2004 and August 2, 2003, and the related condensed consolidated statements of operations for the three-month and six-month periods then ended, and cash flows for the six-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

September 9, 2004

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

      You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations, future cash needs and the wind down of our United Kingdom and Ireland operations. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, concepts and marketing activity, gross margin achievement, our ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, trade restrictions, unexpected complications with the wind down of our United Kingdom and Ireland operations, instability in countries where our merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for fiscal year 2003 and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

General

      The Gymboree Corporation is an international specialty retailer operating stores selling high quality apparel and accessories for women and children under the GYMBOREE®, JANIE AND JACK®, JANEVILLETM brands, as well as play programs for children under the GYMBOREE PLAY & MUSICTM brand. As of July 31, 2004, the Company conducted its business through four primary divisions: Gymboree, Janie and Jack, Janeville and Gymboree Play & Music. As of July 31, 2004, we had 646 stores, including 596 stores in the United States (including all 46 Janie and Jack shops and all 7 Janeville stores), 28 stores in Canada and 22 stores in Europe. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

      Our plan for the remainder of fiscal 2004 is to continue to grow our domestic store base for Gymboree, Janie and Jack and Janeville, bringing the total number of store openings for the fiscal year to approximately 24, 24 and 14 new stores, respectively. We will also continue to invest in Gymboree retail stores in the United States, upgrading our fixture and merchandise display systems to better and more consistently display our products.

      On August 16, 2004, the Board of Directors authorized the Company to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance. The Company expects the wind down of its United Kingdom and Ireland operations to be substantially complete by the end of the third quarter of fiscal 2004.

Results of Operations

Thirteen Weeks Ended July 31, 2004 Compared to Thirteen Weeks Ended August 2, 2003

Net Sales

      Net retail sales in the thirteen weeks ended July 31, 2004 increased to $119.8 million from $110.4 million in the same period last year, an increase of $9.4 million or 8.5%. Comparable store sales increased 2% or $2.8 million over the same period last year. This increase was primarily due to an increase in the average transaction value. Strong product performance in our newborn, baby boy, baby girl, and kid girl departments was slightly offset by weakness in our accessories and kid boy departments. Non-comparable store sales increased $7.2 million due to net store and square footage growth of 52 stores and 114,000 square feet, respectively. The increase was also due to a $319,000 increase in shipping income related to our web business. These increases were offset by a decrease of $1.3 million in sales to off-price retailers as a result of our seasonal clearance strategy whereby markdown merchandise is primarily sold at our retail stores. The number of stores open at the end of the quarter was 646 compared to 594 as of the end of the same period last year.

      Play & Music net sales in the second quarter of fiscal 2004 decreased to $2.5 million from $2.7 million in the same period last year, a decrease of $0.2 million or 7.4%. The decrease was primarily due to the sale and closure of 7 corporate owned sites as part of our ongoing restructuring of the Play & Music business.

Gross Profit

      Gross profit for the second quarter of fiscal 2004 increased to $44.1 million from $41.2 million in the same period last year. As a percentage of net sales, gross profit decreased 0.5 percentage points to 36.0% in the second quarter of fiscal 2004 from 36.5% in the same period last year. The decrease in our gross profit margin was primarily due to increased buying costs related to our new concepts, Janie and Jack and Janeville, as well as higher occupancy costs as a percent of net sales. Gross profit in fiscal 2004 was calculated using the cost method compared to the retail method in fiscal 2003. The impact of this change cannot be determined.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $49.2 million in the second quarter of fiscal 2004 from $43.5 million in the same period last year. As a percentage of net sales, SG&A expenses increased 1.7 percentage points to 40.2% in the second quarter of fiscal 2004 from 38.5% in the same period last year. The increase in SG&A was primarily due to higher corporate expenses related to compensation, benefits and marketing. Compensation increased primarily due to the increased headcount needed to support our new concepts, Janie and Jack and Janeville. Benefits increased due to increased headcount, higher medical insurance premiums and expanded employee benefits. Marketing expenses increased primarily as a result of more extensive in-store marketing campaigns for Gymboree.

Other Income, Net

      Other income decreased to $138,000 in the second quarter of fiscal 2004 from $468,000 in the same period last year primarily due to foreign exchange losses. These losses resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries. The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and balances held in those associated currencies. These losses were offset by an increase of $163,000 in interest income due to higher cash and cash equivalent balances on a quarter-over-quarter basis.

Income Taxes

      Our effective tax rate for the second quarters of fiscal 2004 and 2003 was 36.5% and 38.0%, respectively. Our estimated fiscal 2004 effective tax rate was reduced to 36.5% as we expect to benefit from higher tax-free interest income and other permanent deductions.

Twenty-Six Weeks Ended July 31, 2004 Compared to Twenty-Six Weeks Ended August 2, 2003

Net Sales

      Net retail sales for the twenty-six weeks ended July 31, 2004 increased to $271.2 million from $246.4 million in the same period last year, an increase of $24.8 million or 10.1%. Comparable store sales increased 4% or $11.6 million over the same 26-week period last year. This increase was primarily due to an increase in the number of transactions resulting from higher traffic levels and a higher conversion rate, as well as an increase in average transaction value. Product performance was strong in our newborn, baby boy, baby girl and kid girl departments, offset by weak performance in our kid boy department. Non-comparable store sales increased $14.9 million due to net store and square footage growth of 52 stores and 114,000 square feet, respectively. The increase was also due to a $370,000 increase in shipping income related to our web business. These increases were offset by a decrease of $2.1 million in sales to off-price retailers as a result of our seasonal clearance strategy whereby markdown merchandise is primarily sold at our retail stores. The number of stores open at the end of the quarter was 646 compared to 594 as of the end of the same period last year.

      Play & Music net sales for the twenty-six weeks ended July 31, 2004 decreased to $5.2 million from $6.1 million in the same period last year, a decrease of $0.9 million or 15%. The decrease was primarily due to a decrease in new franchise sales, lower royalties from existing franchisees, and the sale and closure of a total of 13 corporate owned sites as part of our ongoing restructuring of the Play & Music business.

Gross Profit

      Gross profit for the twenty-six weeks ended July 31, 2004 increased to $109.9 million from $100.0 million in the same period last year, an increase of $9.9 million. As a percentage of net sales, gross profit increased 0.2 percentage points to 39.8% in the twenty-six weeks ended July 31, 2004 from 39.6% in the same period last year. Our gross margins were positively impacted by markdown optimization, whereby markdowns are targeted to maximize SKU level sales and margins. This effect was offset by increased buying costs related to our new concepts, Janie and Jack and Janeville, as well as higher occupancy costs as a percentage of net sales. Gross profit in fiscal 2004 was calculated using the cost method compared to the retail method in fiscal 2003. The impact of this change cannot be determined.

Selling, General and Administrative Expenses

      SG&A expenses increased to $101.9 million in the twenty-six weeks ended July 31, 2004 from $90.4 million in the same period last year. As a percentage of net sales, SG&A expenses increased 1.1 percentage points to 36.9% in the twenty-six weeks ended July 31, 2004 from 35.8% in the same period last year. The increase in SG&A was primarily due to higher corporate expenses related to compensation, marketing and benefits. Compensation increased primarily due to the increased headcount needed to support our new concepts, Janie and Jack and Janeville. Marketing expenses increased as a result of more extensive in-store marketing campaigns for Gymboree. Benefits increased due to increased headcount, higher medical insurance premiums and expanded employee benefits.

Other Income, Net

      Other income decreased to $368,000 in the twenty-six weeks ended July 31, 2004 from $379,000 in the same period last year primarily due to foreign exchange losses. These losses resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries. The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and balances held in those associated currencies. These losses were offset by an increase of $190,000 in interest income due to higher cash and cash equivalent balances than in the same period last year.

Income Taxes

      Our effective tax rate for the twenty-six weeks ended July 31, 2004 and August 2, 2003 was 36.5% and 38.0%, respectively. Our estimated fiscal 2004 effective tax rate was reduced to 36.5%, as we expect to benefit from higher tax-free interest income and other permanent deductions.

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

Financial Condition

Liquidity and Capital Resources

      Net cash provided by operating activities for the twenty-six weeks ended July 31, 2004 was $12.4 million compared to $2.1 million used in operating activities in the same period last year. This increase was primarily due to changes in working capital items.

      Net cash used in investing activities for the twenty-six weeks ended July 31, 2004 was $28.1 million (excluding $6.1 million in capital expenditures incurred, but not yet paid) and consisted primarily of capital expenditures for the opening of 30 new stores, relocation and/or expansion of 8 existing stores, expenditures related to store openings and relocations currently in progress, and information technology improvements. The Company estimates that capital expenditures, net of allowances, will be approximately $45 to $50 million during fiscal 2004, and will primarily be used to relocate 16 Gymboree stores, re-brand 200 existing Gymboree stores, open 24 new Gymboree stores, 24 new Janie and Jack shops and 14 new Janeville stores ($28 million for all stores), build-out our new corporate headquarters ($8 million) and continue our systems infrastructure replacement ($9 million).

      Cash provided by financing activities for the twenty-six weeks ended July 31, 2004 totaled $2.9 million compared to $2.3 million in the same period last year. This increase was due to an increase in proceeds from stock option exercises.

      Because of the seasonal nature of our business, our cash needs vary throughout the year. In the second quarter, our cash and cash equivalents and working capital typically decrease. This effect was more pronounced this year due to increased merchandise requirements related to our new concepts, Janie and Jack and Janeville, as well as the increase in capital expenditures discussed above. Cash and cash equivalents were $76.5 million at July 31, 2004, a decrease of $13.1 million from January 31, 2004. Working capital as of July 31, 2004 was $100.1 million compared to $111.3 million as of January 31, 2004.

      The Company has an unsecured revolving credit facility for borrowings of up to $70 million (increased from $60 million in August 2004). This credit facility has a three-year term expiring in August 2006, and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. As of July 31, 2004, $50.3 million of documentary and standby letters of credit were outstanding. The increase in documentary and standby letters of credit outstanding is primarily due to the increased merchandise requirements discussed above.

      In late 2003, the Company entered into co-branded credit card agreements (the “Agreements”) with a third-party bank (“the Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on in-store purchases using the Gymboree Visa card and annual rewards in the form of a Gymboree gift certificate or gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and will absorb all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift certificates or gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to these Agreements as follows:

•	New account fees will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Credit card usage fees will be recognized as other revenues as actual usage occurs.

•	Minimum guaranteed annual payments which exceed amounts earned based on the number of accounts opened and card usage, will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Annual rewards earned will be shown as gift certificate liabilities and recognized as retail revenues when the gift certificates are redeemed.

      As of July 31, 2004 and as of January 31, 2004, the Company has received $6.0 million in advance payments under these Agreements. During the quarter ended July 31, 2004, the Company recognized approximately $76,000 in new account and credit card usage fees, which are included in Play & Music and Other net sales in the respective condensed consolidated statement of operations. As of July 31, 2004, $5.3 million and $0.7 million in advance payments under these Agreements are included in accrued liabilities and other long-term liabilities, respectively, in the respective condensed consolidated balance sheet.

      In March 2004, the Company signed a lease agreement for a new corporate office building in San Francisco, California. The lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years. The lease requires the Company to provide a $2.4 million standby letter of credit, which the Company may choose to reduce on each anniversary of the lease commencement. As part of the agreement, the Company’s new landlord will assume the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease. When the Company ceases to use the Burlingame headquarters, which is expected in the fourth quarter of fiscal 2004, it will record a non-cash charge that cannot yet be determined. At the same time, the same amount will be recorded as a deferred lease incentive from the new landlord, which will be amortized over the life of the new lease as a reduction of rent expense.

      On August 16, 2004, the Board of Directors authorized the Company to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance. The Company expects the wind down of its United Kingdom and Ireland operations to be substantially complete by the end of the third quarter of fiscal 2004. The Company anticipates recording charges related to the closure of approximately $9.5 million, net of income taxes, exclusive of operating costs incurred during the wind down process. These charges, largely related to costs of lease disposition, asset write-offs and severances, are expected to be realized in the third and fourth quarters of fiscal 2004.

      There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 31, 2004, except for the lease obligations related to the Company’s new corporate offices described above.

      The Company does not believe it has any potential liability in connection with the Company’s guarantees of lease agreements for Zutopia stores sold to Wet Seal in 2000. Wet Seal has announced that it has closed all Zutopia stores and that it will negotiate early lease buyouts of the Zutopia leases. The Company remains liable on lease agreements for 3 Play & Music sites sold to franchisees. However, the Company does not believe that payment by the Company of its maximum potential amount of future payments under the Play & Music lease agreements would have a material current or future effect on its liquidity or capital resources.

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

      The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of July 31, 2004 and August 2, 2003.

	July 31, 2004

			Weighted
	Notional	Fair Value	Average
	Amount	Gain/(Loss)	Rate

	(In thousands, except weighted average
	rate data)
British pounds sterling	$5,264	$(47)	$1.81
Canadian dollars	8,049	77	0.75
Euro	1,636	49	1.20

Total	$14,949	$79

	August 2, 2003

			Weighted
	Notional	Fair Value	Average
	Amount	Loss	Rate

	(In thousands, except weighted
	average rate data)
British pounds sterling	$9,695	$(138)	$1.59
Canadian dollars	8,912	(516)	0.71
Euro	67	—	1.13

Total	$18,674	$(654)

Item 4.	Controls and Procedures

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

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

      The Gymboree Corporation Annual Meeting of Stockholders (“the annual meeting”) was held on June 16, 2004, at which time the stockholders voted on the following proposals:

		Votes Against	Abstentions and
	Votes For	or Withheld	Non-Votes

Election of Class II Directors:
Lisa M. Harper	29,253,861	333,763	—
Barbara L. Rambo	29,159,626	427,998	—
Advisory Vote on the Appointment of Deloitte & Touche LLP as Independent Auditors	28,876,471	703,807	7,345
Adoption of 2004 Equity Incentive Plan	21,352,103	5,373,974	8,062

      At the annual meeting, Lisa M. Harper and Barbara L. Rambo were elected as Class II directors, whose terms will expire at the annual meeting in 2007. Continuing Class III directors, whose terms will expire at the annual meeting in 2005, are Stuart G. Moldaw, John C. Pound and William U. Westerfield. Continuing Class I directors, whose terms will expire at the annual meeting in 2006, are Blair W. Lambert and Gary M. Heil.

      The advisory vote on the appointment of Deloitte & Touche LLP as the independent auditors of the Company for the fiscal year ending January 29, 2005 was approved at the meeting.

      The Gymboree Corporation 2004 Equity Incentive Plan was approved at the meeting.

Item 6.	Exhibits

15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa Harper Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles McCormick Pursuant to § 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§ 1350, as Adopted Pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

September 9, 2004 Date	By: /s/ MYLES MCCORMICK Myles McCormick Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.