Form 10-Q
period 2004-10-30
GYMBOREE CORP
filed 2004-12-08
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 000-21250

The Gymboree Corporation

(Exact name of registrant as specified in its charter)

Delaware	94-2615258
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Howard Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip code)

(415) 278-7000

(Registrant’s telephone number, including area code)

700 Airport Boulevard, Suite 200, Burlingame, California 94010-1912

(Former address, if changed since last report)

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

          As of November 27, 2004, 30,965,401 shares of the registrant’s common stock were outstanding.

		Page
		Number

PART I FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
	Report of Independent Registered Public Accounting Firm	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
Item 4.	Controls and Procedures	16
PART II OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 6.	Exhibits	18
Signatures		19
Exhibit Index
EXHIBIT 10.58
EXHIBIT 10.59
EXHIBIT 10.60
EXHIBIT 10.61
EXHIBIT 15
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I — FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 30,	January 31,	November 1,
	2004	2004	2003

	(In thousands, except share data)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,608	$89,553	$56,463
Accounts receivable	19,215	11,168	7,542
Merchandise inventories	91,706	73,017	81,832
Prepaid expenses	3,295	2,865	8,319
Deferred taxes	293	1,126	2,030
Current assets of discontinued operations	4,373	6,396	6,908

Total current assets	183,490	184,125	163,094

Property and Equipment
Land and buildings	10,375	10,375	10,371
Leasehold improvements	141,648	105,185	103,141
Furniture, fixtures and equipment	150,144	133,364	127,977

	302,167	248,924	241,489
Less accumulated depreciation and amortization	(156,070)	(140,026)	(134,544)

	146,097	108,898	106,945
Deferred Taxes	8,537	4,607	5,067
Lease Rights and Other Assets	1,522	1,253	712

Total Assets	$339,646	$298,883	$275,818

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$38,245	$33,318	$34,195
Income tax payable	—	8,011	5,207
Accrued liabilities	43,372	25,775	25,047
Current liabilities of discontinued operations	5,127	1,714	2,554

Total current liabilities	86,744	68,818	67,003

Long-Term Liabilities
Deferred rent and other liabilities	30,412	26,317	20,814

Total Liabilities	117,156	95,135	87,817

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 30,830,374, 30,203,149 and 29,801,652 shares outstanding at October 30, 2004, January 31, 2004 and November 1, 2003, respectively)	64,752	58,460	54,335
Retained earnings	157,809	145,805	134,617
Accumulated other comprehensive loss	(71)	(517)	(951)

Total stockholders’ equity	222,490	203,748	188,001

Total Liabilities and Stockholders’ Equity	$339,646	$298,883	$275,818

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands, except per share data)

	(Unaudited)
Net sales:
Retail	$152,619	$140,864	$410,466	$373,635
Play & Music and Other	2,989	2,894	8,241	9,002

Total net sales	155,608	143,758	418,707	382,637
Cost of goods sold, including buying and occupancy expenses	(92,799)	(83,355)	(250,387)	(225,808)

Gross profit	62,809	60,403	168,320	156,829
Selling, general and administrative expenses	(54,306)	(46,730)	(151,984)	(133,181)

Operating income	8,503	13,673	16,336	23,648
Other income, net	69	19	451	354

Income from continuing operations before income taxes	8,572	13,692	16,787	24,002
Income tax benefit (expense)	338	(5,203)	(2,661)	(9,121)

Income from continuing operations, net of income tax	8,910	8,489	14,126	14,881
Loss from discontinued operations, net of income tax	(3,419)	(174)	(3,350)	(364)

Income before cumulative effect of change in accounting principle	5,491	8,315	10,776	14,517
Cumulative effect of change in accounting principle, net of income tax	—	—	1,228	—

Net income	$5,491	$8,315	$12,004	$14,517

Basic per share amounts:
Income from continuing operations, net of income tax	$0.29	$0.29	0.46	$0.50
Loss from discontinued operations, net of income tax	(0.11)	(0.01)	(0.11)	(0.01)
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—

Net income	$0.18	$0.28	0.39	$0.49

Diluted per share amounts:
Income from continuing operations, net of income tax	$0.28	$0.28	0.45	$0.48
Loss from discontinued operations, net of income tax	(0.11)	(0.01)	(0.11)	(0.01)
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—

Net income	$0.18	$0.27	0.38	$0.47

Weighted average shares outstanding:
Basic	30,801	29,687	30,657	29,518
Diluted	31,346	30,837	31,355	30,764

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended

	October 30,	November 1,
	2004	2003

	(In thousands)

	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,004	$14,517
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income tax	3,350	364
Cumulative effect of change in accounting principle, net of income tax	(1,228)	—
Depreciation and amortization	20,368	19,097
Deferred income tax benefit	(3,097)	(230)
Loss on disposal of property and equipment	451	201
Tax benefit from exercise of stock options	2,856	770
Change in assets and liabilities:
Accounts receivable	(5,429)	(222)
Merchandise inventories	(20,189)	(19,216)
Prepaid expenses and other assets	(815)	(163)
Accounts payable	4,831	7,074
Income tax payable	(9,639)	(7,586)
Accrued liabilities	17,661	1,208
Deferred and other liabilities	4,154	315

Net cash provided by continuing operations	25,278	16,129
Net cash provided by discontinued operations	4,552	1,518

Total net cash provided by operating activities	29,830	17,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(58,040)	(24,586)
Proceeds from sale of assets and other	141	600

Net cash used in investing activities	(57,899)	(23,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	3,436	3,495

Net cash provided by financing activities	3,436	3,495

Effect of exchange rate fluctuations on cash	(312)	(1,321)

Net Decrease in Cash and Cash Equivalents	(24,945)	(4,165)
CASH AND CASH EQUIVALENTS:
Beginning of Period	89,553	60,628

End of Period	$64,608	$56,463

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$4,495	$3,395

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

      The results of operations for the thirty-nine weeks ended October 30, 2004 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 29, 2005 (“fiscal 2004”).

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

3.	Discontinued Operations

      On August 16, 2004, the Board of Directors authorized the Company to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance. As of October 30, 2004, substantially all such operations had ceased, as virtually all of the inventories were sold and the distribution center and 5 of the 22 stores were closed (4 United Kingdom stores and 1 Ireland store). The remaining 17 stores were closed during the first two weeks of November. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

      Net sales and net loss from discontinued operations, which were comprised primarily of asset write-offs of $1.7 million, severance of $0.7 million, and lease disposition costs of $1.4 million, were as follows:

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands)
Net retail sales	$9,651	$7,283	$22,979	$20,951

Loss from discontinued operations	$(5,383)	$(281)	$(5,275)	$(587)
Income tax benefit	1,964	107	1,925	223

Net loss from discontinued operations	$(3,419)	$(174)	$(3,350)	$(364)

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The liability for lease disposition costs was as follows:

13 Weeks Ended
October 30,
2004

Lease termination expense	$1,411
Amounts paid	(212)

Liability at October 30, 2004	$1,199

      The Company estimates that the net loss from discontinued operations (comprised primarily of asset write-offs and lease disposition costs) will approximate $7.6 million, net of income tax benefit, in fiscal 2004 .

4.	Stock Based Compensation

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

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands, except per share data)
Net income, as reported	$5,491	$8,315	$12,004	$14,517
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,618)	(836)	(4,865)	(2,461)

Pro forma net income	$3,873	$7,479	$7,139	$12,056

Basic income per share
As reported	$0.18	$0.28	$0.39	$0.49
Pro forma	0.13	0.25	0.23	0.41
Diluted income per share
As reported	$0.18	$0.27	$0.38	$0.47
Pro forma	0.12	0.24	0.23	0.39

      The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods Ended

	October 30,	November 1,
	2004	2003

Expected dividend rate	0%	0%
Expected volatility	47.9%	45.3%
Risk-free interest rate	2.6%	2.6%
Expected lives (years)	4.0	4.0

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Net Income Per Share

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

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands)
Weighted average number of shares — basic	30,801	29,687	30,657	29,518
Add: effect of dilutive securities	545	1,150	698	1,246

Weighted average number of shares — diluted	31,346	30,837	31,355	30,764

      Anti-dilutive options to purchase 3,225,671 and 1,995,934 shares of common stock for the 13 weeks ended October 30, 2004 and November 1, 2003, respectively, and 2,919,005 and 1,730,262 shares of common stock for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively, were excluded from the above computations of weighted average shares.

6.	Comprehensive Income

      Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended

	October 30,	November 1,	October 30,	November 1,
	2004	2003	2004	2003

	(In thousands)
Net income	$5,491	$8,315	$12,004	$14,517
Other comprehensive income (loss)	159	301	446	(183)

Total comprehensive income	$5,650	$8,616	$12,450	$14,334

7.	Segments

      The Company operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment, excluding discontinued operations (in thousands).

	13 Weeks Ended October 30, 2004			39 Weeks Ended October 30, 2004

	Retail	Play & Music		Retail	Play & Music
	Stores	and Other	Total	Stores	and Other	Total

Net sales	$152,619	$2,989	$155,608	$410,466	$8,241	$418,707
Depreciation and amortization	6,963	108	7,071	20,019	349	20,368
Operating income	8,268	235	8,503	15,295	1,041	16,336
Total assets	329,526	5,747	335,273	329,526	5,747	335,273
Capital expenditures	29,432	122	29,554	57,839	201	58,040

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	13 Weeks Ended November 1, 2003			39 Weeks Ended November 1, 2003

	Retail	Play & Music		Retail	Play & Music
	Stores	and Other	Total	Stores	and Other	Total

Net sales	$140,864	$2,894	$143,758	$373,635	$9,002	$382,637
Depreciation and amortization	6,196	138	6,334	18,717	380	19,097
Operating income	13,236	437	13,673	22,467	1,181	23,648
Total assets	262,870	6,040	268,910	262,870	6,040	268,910
Capital expenditures	12,769	34	12,803	24,472	114	24,586

      Net sales from our Canadian operations amounted to $6.5 million and $6.6 million for the 13 weeks ended October 30, 2004 and November 1, 2003, respectively, and $16.8 million and $15.7 million for the 39 weeks ended October 30, 2004 and November 1, 2003, respectively. Long-lived assets held by our Canadian operations amounted to $3.2 million and $2.9 million as of October 30, 2004 and November 1, 2003, respectively.

8.	Co-Branded Credit Card

      In late 2003, the Company entered into co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on in-store purchases using the Gymboree Visa card and annual rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and will absorb all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to these Agreements as follows:

•	New account fees will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Credit card usage fees will be recognized as other revenues as actual usage occurs.

•	Minimum guaranteed annual payments which exceed amounts earned based on the number of accounts opened and card usage, will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Annual rewards earned will be recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

      As of October 30, 2004 and as of January 31, 2004, the Company has received $6.0 million in advance payments under these Agreements. During the 13 weeks and 39 weeks ended October 30, 2004, the Company recognized approximately $195,000 and $280,000 in new account and credit card usage fees, respectively, which are included in Play & Music and Other net sales in the respective condensed consolidated statements of income. As of October 30, 2004, $4.5 million in advance payments and $0.1 million in gift card liabilities are included in accrued liabilities and deferred revenue of $1.1 million is included in other long-term liabilities, in the condensed consolidated balance sheet.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	New Corporate Office Lease

      In March 2004, the Company signed a lease agreement (the “Lease”) for a new corporate office building in San Francisco, California. The Lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years. The Lease requires the Company to provide a $2.4 million standby letter of credit, which the Company may elect to reduce on each anniversary of the Lease commencement. As part of the Lease, the Company’s new landlord assumed the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease. On November 15, 2004, the Company moved into its new corporate headquarters in San Francisco and ceased use of the Burlingame headquarters. As a result, the Company will record a non-cash charge, before income tax, of approximately $4.0 to $4.5 million in the fourth quarter of fiscal 2004. At the same time, the same amount will be recorded as a deferred lease incentive from the new landlord, which will be amortized over the life of the Lease as a reduction of rent expense. The Company remains the guarantor on lease agreements for the Burlingame, California offices through the 2006 expiration date.

10.	Income Tax Benefit

      Income from continuing operations in the current quarter included an income tax benefit of $3.4 million or $0.11 per diluted share due to the reversal of a tax reserve, which was largely attributable to the favorable resolution of a Canadian income tax audit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

      We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of October 30, 2004 and November 1, 2003, and the related condensed consolidated statements of income for the three-month and nine-month periods then ended, and cash flows for the nine-month periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

December 8, 2004

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

General

      The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for women and children under the GYMBOREE®, JANIE AND JACK®, and JANEVILLETM brands, as well as play programs for children under the GYMBOREE PLAY & MUSICTM brand. As of October 30, 2004, the Company conducted its business through four divisions: Gymboree, Janie and Jack, Janeville and Gymboree Play & Music. As of October 30, 2004, we had 643 stores, including 615 stores in the United States (including all 51 Janie and Jack shops and all 12 Janeville stores) and 28 stores in Canada. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

      Our plan for the remainder of fiscal 2004 is to continue to grow our domestic store base for Gymboree, Janie and Jack and Janeville, bringing the total number of store openings for fiscal 2004 to approximately 24, 23 and 14 new stores, respectively.

      On August 16, 2004, the Board of Directors authorized the Company to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance. As of October 30, 2004, substantially all such operations had ceased, as virtually all of the inventories were sold and the distribution center and 5 of the 22 stores were closed (4 United Kingdom stores and 1 Ireland store). The remaining 17 stores were closed during the first two weeks of November. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

Results of Operations

Thirteen weeks ended October 30, 2004 compared to thirteen weeks ended November 1, 2003

Net Sales from Continuing Operations

      Net retail sales in the thirteen weeks ended October 30, 2004 increased to $152.6 million from $140.9 million in the same period last year, an increase of $11.7 million or 8.3%. Comparable store sales increased 2% or $3.5 million over the same period last year. This increase was primarily due to an increase in the average transaction value. Strong product performance in our baby boy, kid girl, and baby girl departments was slightly offset by weakness in our accessories and kid boy departments. Non-comparable store sales increased $9.5 million due to net store and square footage growth of 55 stores and 130,000 square feet, respectively. The increase was also due to a $304,000 increase in shipping income related to our web business. These increases were offset by a decrease of $505,000 in sales to off-price retailers as a result of our seasonal clearance strategy whereby markdown merchandise is primarily sold at our retail stores, as well as an increase of $1.0 million in sales returns and Gymbucks promotional discounts. The number of stores open at the end of the quarter was 643 compared to 588 at the end of the same period last year (excluding stores in the United Kingdom and Ireland).

      Play & Music and Other net sales in the third quarter of fiscal 2004 increased to $3.0 million from $2.9 million in the same period last year, an increase of $0.1 million or 3.4%. The increase was primarily due to revenues associated with our Gymboree Visa Card program, partially offset by lower sales from our Play & Music business due to the sale and closure of 8 corporate owned sites as part of our ongoing restructuring of that division.

Gross Profit

      Gross profit for the third quarter of fiscal 2004 increased to $62.8 million from $60.4 million in the same period last year. As a percentage of net sales, gross profit decreased 1.6 percentage points to 40.4% in the third quarter of fiscal 2004 from 42.0% in the same period last year. The decrease in our gross profit margin was primarily due to increased product costs resulting from further investments in product quality, novelty items, and fashion embellishments. Due to cautious consumer sentiment and a highly promotional competitive environment, average retail sales per unit sold did not increase enough to offset these higher costs, which resulted in lower product margins. In addition, buying costs and store occupancy costs increased as a percentage of sales due in part to the deleveraging impact of our new concepts, Janie and Jack and Janeville. Gross profit in fiscal 2004 was calculated using the cost method compared to the retail method in fiscal 2003. The impact of this change cannot be determined.

Selling, General and Administrative Expenses

      Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $54.3 million in the third quarter of fiscal 2004 from $46.7 million in the same period last year. As a percentage of net sales, SG&A expenses increased 2.4 percentage points to 34.9% in the third quarter of fiscal 2004 from 32.5% in the same period last year. The increase in SG&A was largely attributable to higher store expenses related to increases in our store base. In addition, SG&A for the quarter was impacted by marketing expenses related to the Gymboree re-branding campaign, consulting expenses related to the implementation of our new merchandising system, and professional fees related to Sarbanes-Oxley compliance.

Other Income, Net

      Other income increased to $69,000 in the third quarter of fiscal 2004 from $19,000 in the same period last year primarily due to foreign exchange gains. These gains resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries. The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and balances held in those associated currencies. These gains included an increase of $26,000 in interest income due to higher cash and cash equivalent balances on a quarter-over-quarter basis.

Income Taxes

      During the third quarter of fiscal 2004, we recorded an income tax benefit of $0.3 million due to the reversal of a $3.4 million tax reserve, which was largely attributable to the favorable resolution of a Canadian income tax audit. Without the effect of this tax benefit, our effective tax rate for the quarter would have been 36.0%. Our effective tax rate for the third quarter of fiscal 2003 was 38.0%.

Discontinued Operations

      The loss reported for the discontinued United Kingdom and Ireland operations includes operating results, as well as charges related to asset write-offs, severance, and lease disposition costs in the third quarter of fiscal 2004.

Thirty-nine weeks ended October 30, 2004 compared to thirty-nine weeks ended November 1, 2003

Net Sales from Continuing Operations

      Net retail sales for the thirty-nine weeks ended October 30, 2004 increased to $410.5 million from $373.6 million in the same period last year, an increase of $36.9 million or 9.9%. Comparable store sales increased 4% or $16.5 million over the same 39-week period last year. This increase was primarily due to an increase in the number of transactions, as well as an increase in average transaction value, driven by higher average retail sales per unit sold. Non-comparable store sales increased $23.2 million due to net store and square footage growth of 55 stores and 130,000 square feet, respectively. The increase was also due to a $673,000 increase in shipping income related to our web business. These increases were offset by a decrease of $2.6 million in sales to off-price retailers as a result of our seasonal clearance strategy whereby markdown merchandise is primarily sold at our retail stores, as well as an increase of $1.0 million in sales returns and Gymbucks promotional discounts.

      Play & Music and Other net sales for the thirty-nine weeks ended October 30, 2004 decreased to $8.2 million from $9.0 million in the same period last year, a decrease of $0.8 million or 8.9%. The decrease was primarily due to lower Play & Music sales resulting from the sale and closure of a total of 15 corporate owned sites as part of our ongoing restructuring of the Play & Music business.

Gross Profit

      Gross profit for the thirty-nine weeks ended October 30, 2004 increased to $168.3 million from $156.8 million in the same period last year, an increase of $11.5 million. As a percentage of net sales, gross profit decreased 0.8 percentage points to 40.2% in the thirty-nine weeks ended October 30, 2004 from 41.0% in the same period last year. Although product margins were pressured by higher product costs and a promotional competitive environment in the third quarter of fiscal 2004, product margins for the thirty-nine weeks ended October 30, 2004 were higher than the prior year due largely to the impact of markdown optimization, whereby markdowns are targeted to maximize SKU level sales and margins. This effect was offset by increased buying costs related to our new concepts, Janie and Jack and Janeville, as well as higher occupancy costs as a percentage of net sales. Gross profit in fiscal 2004 was calculated using the cost method compared to the retail method in fiscal 2003. The impact of this change cannot be determined.

Selling, General and Administrative Expenses

      SG&A expenses increased to $152.0 million in the thirty-nine weeks ended October 30, 2004 from $133.2 million in the same period last year. As a percentage of net sales, SG&A expenses increased 1.5 percentage points to 36.3% in the thirty-nine weeks ended October 30, 2004 from 34.8% in the same period last year. The increase in SG&A was attributable to both higher store costs resulting from increases in our store base, and higher corporate expenses largely related to increased marketing, compensation, and benefits expenses. Marketing expenses increased as a result of more extensive in-store marketing campaigns for Gymboree, as well as the Gymboree re-branding campaign. Compensation increased primarily due to the increased headcount needed to support our new concepts, Janie and Jack and Janeville. Benefits increased due to increased headcount, higher medical insurance premiums and expanded employee benefits.

Other Income, Net

      Other income increased to $451,000 in the thirty-nine weeks ended October 30, 2004 from $354,000 in the same period last year primarily due to interest income, partially offset by foreign exchange losses. Interest income increased by $273,000 due to higher cash and cash equivalent balances compared to the same period last year. Foreign exchange losses resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries. The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and balances held in those associated currencies.

Income Taxes

      During the thirty-nine weeks ended October 30, 2004, our effective tax rate for continuing operations was reduced from 36.5% to 15.9% due to the reversal of a $3.4 million tax reserve, which was largely attributable to the favorable resolution of a Canadian income tax audit. Without the effect of this one-time tax benefit, our effective tax rate for the 39 weeks ended October 30, 2004 would have been 36.2%. Our effective tax rate for the 39 weeks ended November 1, 2003 was 38.0%.

Discontinued Operations

      The loss reported for the discontinued United Kingdom and Ireland operations includes operating results, as well as charges related to asset write-offs, severance, and lease disposition costs.

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

Financial Condition

Liquidity and Capital Resources

      Net cash provided by operating activities for the thirty-nine weeks ended October 30, 2004 was $29.8 million compared to $17.6 million in the same period last year. This increase was primarily due to changes in working capital items and cash provided by discontinued operations.

      Net cash used in investing activities for the thirty-nine weeks ended October 30, 2004 was $57.9 million and consisted primarily of capital expenditures for the opening of 50 new stores, relocation and/or expansion of 16 existing stores, expenditures related to store openings and relocations currently in progress, and information technology improvements. The Company estimates that capital expenditures will be approximately $50 to $55 million during fiscal 2004, net of allowances of approximately $16.0 million, and will primarily be used to relocate 16 Gymboree stores, re-brand 200 existing Gymboree stores, open 24 new Gymboree stores, 23 new Janie and Jack shops and 14 new Janeville stores (approximately $30 million for all stores), build-out our new corporate headquarters (approximately $9 million), continue our systems infrastructure replacement (approximately $9 million), and further invest in our web and distribution infrastructure (approximately $4 million).

      Net cash provided by financing activities for the thirty-nine weeks ended October 30, 2004 totaled $3.4 million compared to $3.5 million in the same period last year. This decrease was due to a decrease in proceeds from stock option exercises.

      Because of the seasonal nature of our business, our cash needs vary throughout the year. In the third quarter, our cash and cash equivalents and working capital typically decrease. Cash and cash equivalents were $64.6 million at October 30, 2004, a decrease of $24.9 million from January 31, 2004. Working capital as of October 30, 2004 was $96.7 million compared to $115.3 million as of January 31, 2004.

      The Company has an unsecured revolving credit facility for borrowings of up to $70 million (increased from $60 million in August 2004). This credit facility has a three-year term expiring in August 2006, and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. This credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. During the quarter ended October 30, 2004, the Company’s capital expenditures exceeded the annual limit for fiscal 2004 due to the amount of capital expenditures for the Company’s new offices and the Company announced plans to close its European operations. The bank subsequently provided the Company with a waiver and amendment to the credit facility to increase the capital expenditures limit for fiscal 2004 and to allow for the closure and winddown of the United Kingdom and Ireland operations. As of October 30, 2004, $48.5 million of documentary and standby letters of credit were outstanding under this facility. The increase in documentary and standby letters of credit outstanding is primarily due to the increased merchandise requirements related to our new concepts, Janie and Jack and Janeville.

      In late 2003, the Company entered into co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on in-store purchases using the Gymboree Visa card and annual rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and will absorb all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to these Agreements as follows:

•	New account fees will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Credit card usage fees will be recognized as other revenues as actual usage occurs.

•	Minimum guaranteed annual payments which exceed amounts earned based on the number of accounts opened and card usage, will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Annual rewards earned will be recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

      As of October 30, 2004 and as of January 31, 2004, the Company has received $6.0 million in advance payments under these Agreements. During the 13 weeks and 39 weeks ended October 30, 2004, the Company recognized approximately $195,000 and $280,000 in new account and credit card usage fees, respectively, which are included in Play & Music and Other net sales in the respective condensed consolidated statements of income. As of October 30, 2004, $4.5 million in advance payments and $0.1 million in gift card liabilities are included in accrued liabilities and deferred revenue of $1.1 million is included in other long-term liabilities, in the condensed consolidated balance sheet.

      In March 2004, the Company signed a lease agreement (the “Lease”) for a new corporate office building in San Francisco, California. The Lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years. The Lease requires the Company to provide a $2.4 million standby letter of credit, which the Company may elect to reduce on each anniversary of the Lease commencement. As part of the Lease, the Company’s new landlord assumed the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease. On November 15, 2004, the Company moved into its new corporate headquarters in San Francisco and ceased use of the Burlingame headquarters. As a result, the Company will record a non-cash charge, before income tax, of approximately $4.0 to $4.5 million in the fourth quarter of fiscal 2004. At the same time, the same amount will be recorded as a deferred lease incentive from the new landlord, which will be amortized over the life of the Lease as a reduction of rent expense. The Company remains the guarantor on lease agreements for the Burlingame, California offices through the 2006 expiration date.

      There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 31, 2004, except for the lease obligations related to the Company’s new corporate offices described above.

      The Company is liable on lease agreements for 3 Play & Music sites sold to franchisees. However, the Company does not believe that payment by the Company of its maximum potential amount of future payments under the Play & Music lease agreements would have a material current or future effect on its liquidity or capital resources.

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

      The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of October 30, 2004 and November 1, 2003.

	October 30, 2004

	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate

	(In thousands, except weighted
	average rate data)
British pounds sterling	$1,358	$(19)	$1.83
Canadian dollars	5,070	(262)	0.82
Euro	1,238	(41)	1.28

Total	$7,666	$(322)

	November 1, 2003

	Notional	Fair Value	Weighted
	Amount	Loss	Average Rate

	(In thousands, except weighted
	average rate data)
British pounds sterling	$6,842	$(325)	$1.68
Canadian dollars	6,775	(462)	0.75
Euro	685	2	1.16

Total	$14,302	$(785)

Item 4.	Controls and Procedures

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

      We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). No changes in our internal control over financial reporting occurred during the quarter ended October 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings

      The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flow.

Item 6.	Exhibits

10.58	2004 Equity Incentive Plan
10.59	Form of Stock Option Grant for 2004 Equity Incentive Plan
10.60	Waiver and First Amendment to Credit Agreement
10.61	Terms of Compensation Agreement
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Myles McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

December 8, 2004 Date	By: /s/ MYLES MCCORMICK Myles McCormick Chief Financial Officer and Principal Financial and Accounting Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.58	2004 Equity Incentive Plan
10.59	Form of Stock Option Grant for 2004 Equity Incentive Plan
10.60	Waiver and First Amendment to Credit Agreement
10.61	Terms of Compensation Agreement
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Myles McCormick Pursuant to §302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Lisa Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Myles McCormick Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.