Form 10-Q/A
period 2004-05-01
GYMBOREE CORP
filed 2005-04-22
CIK 786110

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

     As of May 29, 2004, 30,587,466 shares of the registrant’s common stock were outstanding.

This amendment on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the period ended May 1, 2004, as filed by the Registrant on June 9, 2004 (“Original Filing”), and is being filed to reflect the restatement of the Registrant’s condensed consolidated financial statements (the “restatement”).  This restatement reflects (i) adjustments to conform the Registrant’s lease accounting to the Generally Accepted Accounting Principles expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter dated February 7, 2005, as described in Note 10 to the condensed consolidated financial statements, (ii) reclassification of certain auction rate securities from cash and cash equivalents to marketable securities, as described in Note 10 to the condensed consolidated financial statements, and (iii) presentation of the United Kingdom and Ireland operations as discontinued operations subseq uent to the period ended May 1, 2004, as described in Note 9 to the condensed consolidated financial statements.  Amendments to the Registrant’s Quarterly Reports on Form 10-Q for the periods ended July 31, 2004 and October 30, 2004, are being filed concurrently.

The following Items in Part I of the Original Filing have been amended as a result of the restatement:  Item 1 – Financial Statements; Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Item 4 – Controls and Procedures.  In addition, pursuant to the rules of the SEC, Item 6 of Part II has been amended to contain the letter re: unaudited interim financial information from our independent registered public accounting firm and currently-dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  The letter from the independent registered public accounting firm and certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-Q/A as Exhibits 15, 31.1, 31.2, 32.1 and 32.2, respectively.

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety.  Except as otherwise expressly stated, the information in this Form 10-Q/A is as of June 9, 2004, the date on which the Original Filing was made and this Form 10-Q/A does not purport to provide an update or discussion of any developments subsequent to the Original Filing.

Part I  -  FINANCIAL  INFORMATION
Item 1.    FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	May 1, 2004	January 31, 2004	May 3, 2003

	(Restated) (Note 10)	(Restated) (Note 10)	(Restated) (Note 10)
Assets
Current Assets
Cash and cash equivalents	$30,906	$21,553	$24,208
Marketable securities	79,300	68,000	35,925
Accounts receivable	9,267	12,468	7,388
Merchandise inventories	64,840	70,674	48,793
Prepaid expenses	8,652	2,865	10,253
Deferred taxes	589	1,144	16
Current assets of discontinued operations	9,092	8,690	8,497

Total current assets	202,646	185,394	135,080

Property and Equipment
Land and buildings	10,376	10,375	10,371
Leasehold improvements	113,270	105,185	90,272
Furniture, fixtures and equipment	139,511	133,364	124,565

	263,157	248,924	225,208
Less accumulated depreciation and amortization	(144,534)	(140,026)	(124,670)

	118,623	108,898	100,538
Lease Rights, Deferred Taxes and Other Assets	9,328	8,108	7,977

Total Assets	$330,597	$302,400	$243,595

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$35,998	$33,318	$9,733
Income tax payable	11,033	7,839	11,759
Accrued liabilities	32,732	24,563	19,840
Current liabilities of discontinued operations	3,950	3,604	2,551

Total current liabilities	83,713	69,324	43,883

Long-Term Liabilities
Deferred rent and other liabilities	33,710	32,862	25,314

Total Liabilities	117,423	102,186	69,197

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 30,585,870, 30,203,149 and 29,399,728 shares issued and outstanding at May 1, 2004, January 31, 2004 and May 3, 2003, respectively)	62,207	58,460	51,220
Retained earnings	151,503	142,271	123,923
Accumulated other comprehensive loss	(536)	(517)	(745)

Total stockholders’ equity	213,174	200,214	174,398

Total Liabilities and Stockholders’ Equity	$330,597	$302,400	$243,595

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 Weeks Ended

	May 1, 2004	May 3, 2003

	(Restated) (Note 10)	(Restated) (Note 10)
Net sales:
Retail	$144,448	$128,653
Play & Music and Other	2,667	3,373

Total net sales	147,115	132,026
Cost of goods sold, including buying and occupancy expenses	(84,758)	(75,150)

Gross profit	62,357	56,876
Selling, general and administrative expenses	(50,603)	(44,928)

Operating income	11,754	11,948
Other income (loss), net	238	(117)

Income from continuing operations before income taxes	11,992	11,831
Income tax expense	(4,377)	(4,555)

Income from continuing operations, net of income tax	7,615	7,276
Income from discontinued operations, net of income tax	390	36

Income before cumulative effect of change in accounting principle	8,005	7,312
Cumulative effect of change in accounting principle, net of income tax	1,227	—

Net income	$9,232	$7,312

Basic per share amounts:
Income from continuing operations, net of income tax	$0.25	$0.25
Income from discontinued operations, net of income tax	0.01	—
Cumulative effect of change in accounting principle, net of income tax	0.04	—

Net income	$0.30	$0.25

Diluted per share amounts:
Income from continuing operations, net of income tax	$0.24	$0.24
Income from discontinued operations, net of income tax	0.01	—
Cumulative effect of change in accounting principle, net of income tax	0.04	—

Net income	$0.29	$0.24

Weighted average shares outstanding:
Basic	30,476	29,314
Diluted	31,348	30,609

See notes to condensed consolidated financial statements.

 THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended

	May 1, 2004	May 3, 2003

	(Restated) (Note 10)	(Restated) (Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,232	$7,312
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income tax	(390)	(36)
Cumulative effect of change in accounting principle, net of income tax	(1,227)	—
Depreciation and amortization	6,570	6,421
Deferred income tax benefit	(323)	(91)
Loss on disposal of property and equipment	38	38
Tax benefit from exercise of stock options	1,935	385
Change in assets and liabilities:
Accounts receivable	1,898	(57)
Merchandise inventories	7,585	10,665
Prepaid expenses and other assets	(6,134)	(449)
Accounts payable	2,725	(17,273)
Income tax payable	2,444	(986)
Accrued liabilities	4,712	(3,146)
Deferred and other liabilities	2,093	(143)

Net cash provided by continuing operations	31,158	2,640
Net cash provided by discontinued operations	721	1,290

Net cash provided by operating activities	31,879	3,930

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	196,155	102,000
Purchases of marketable securities	(207,455)	(97,925)
Capital expenditures	(13,053)	(5,217)
Proceeds from sale of assets and other	107	268

Net cash used in investing activities	(24,246)	(874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	1,812	749

Net cash provided by financing activities	1,812	749

Effect of exchange rate fluctuations on cash	(92)	(225)

Net Increase in Cash and Cash Equivalents	9,353	3,580
CASH AND CASH EQUIVALENTS:
Beginning of Period	21,553	20,628

End of Period	$30,906	$24,208

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$3,525	$—

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

     The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“the Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

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

	13 Weeks Ended

	May 1, 2004	May 3, 2003

	(In thousands, except per share data)
Net income, as reported	$9,232	$7,312
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,141)	(761)

Pro forma net income	$8,091	$6,551

Basic income per share
As reported	$0.30	$0.25
Pro forma	0.27	0.22
Diluted income per share
As reported	$0.29	$0.24
Pro forma	0.26	0.21

     The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods ended

	May 1, 2004	May 3, 2003

Expected dividend rate	0%	0%
Expected volatility	50.0%	59.0%
Risk-free interest rate	2.5%	2.8%
Expected lives (yrs.)	4.0	4.0

4.	Net Income Per Share

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

	13 Weeks Ended

	May 1, 2004	May 3, 2003

	(In thousands)
Weighted average number of shares - basic	30,476	29,314
Add: effect of dilutive securities	872	1,295

Weighted average number of shares - diluted	31,348	30,609

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

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended

	May 1, 2004	May 3, 2003

	(In thousands)
Net income	$9,232	$7,312
Other comprehensive income (loss)	(19)	23

Total comprehensive income	$9,213	$7,335

6.	Segments

     The Company operates two reportable segments, retail stores and Play & Music.  Corporate overhead and income taxes are included in the retail stores segment.  The following table provides the summary financial data of each reportable segment (in thousands).

	13 Weeks Ended May 1, 2004

	Retail Stores	Play & Music	Total

Net sales	$144,448	$2,667	$147,115
Depreciation and amortization	6,446	124	6,570
Operating income	11,434	320	11,754
Total assets	315,936	5,569	321,505
Capital expenditures	13,009	44	13,053

	13 Weeks Ended May 3, 2003

	Retail Stores	Play & Music	Total

Net sales	$128,653	$3,373	$132,026
Depreciation and amortization	6,250	171	6,421
Operating income	11,395	553	11,948
Total assets	227,464	7,634	235,098
Capital expenditures	5,175	42	5,217

     Net sales from our Canadian operations amounted to $5.7 million and $4.7 million in the first quarter of 2004 and 2003, respectively.  Long-lived assets held by our Canadian operations approximated $3.0 million as of May 1, 2004 and May 3, 2003.

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

     In March 2004, the Company signed a lease agreement for a new corporate office building in San Francisco, California.  The lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years.  The lease requires the Company to provide a $2.4 million standby letter of credit, which may be reduced on each anniversary of the lease commencement.  As part of the agreement, the Company’s new landlord will assume the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease.  When the Company ceases to use the Burlingame headquarters, which is expected in the fourth quarter of 2004, it will record a non-cash charge that cannot yet be estimated.  At the same time, the same amount will be recorded as a deferred lease incentive from the new landlord, which will be amortized over the life of the new lease as a reduction of rent expense in accordance with generally accepted accounting principles.

9.	Discontinued Operations

     On August 16, 2004, the Board of Directors authorized the Company to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance.  As of October 30, 2004, substantially all such operations had ceased.  The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.  Net sales and net loss from discontinued operations were as follows:

	13 Weeks Ended

	May 1, 2004	May 3, 2003

Net retail sales	$6,933	$7,429

Income from discontinued operations	$614	58
Income tax expense	(224)	(22)

Income from discontinued operations, net of income taxes	$390	$36

10.	Restatement of Previously Issued Condensed Consolidated Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that, like many other retailers, the period over which it recognized rent expense and amortized tenant allowances was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” (“FTB No. 85-3”) and Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).  As a result, the Company’s condensed consolidated financial statements as of and for the thirteen week periods ended May 1, 2004 and May 3, 2003, have been restated from the amounts previously reported.

     Under the requirements of FTB No. 85-3, rent expense should be recognized on a straight-line basis over the term of the lease, including any rent holiday period.  In prior periods, the Company determined that the term of the lease begins on the rent commencement date of the lease, which generally coincides with the store opening date, instead of at the time the Company takes physical possession of the property to start construction of leasehold improvements.  This had the effect of excluding the construction period of the stores from the calculation of the period over which rent is expensed.  The Company now considers possession to occur on the date it enters the space and begins construction build-out.

     With respect to lease incentives such as tenant allowances received from the landlord to cover construction costs incurred, FTB No. 88-1 states that lease incentives should be treated by the Company as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3.  The Company’s policy related to lease incentives had been to record such incentives as deferred liabilities and amortize them as a reduction to rent expense over the term of the lease which generally coincides with the store opening date, instead of at the time the Company takes physical possession of the property to start construction of leasehold improvements.  This had the effect of excluding the construction period of the stores from the calculation of the period over which lease incentives are amortized.

     For all periods presented herein, the Company determined that investments in auction rate securities should have been classified as marketable securities and not as cash and cash equivalents.  As a result, securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism approximately every 30 days, are now shown as marketable securities.  The purchase and sale of marketable securities previously presented as cash and cash equivalents have been reclassified to investing activities in the Condensed Consolidated Statements of Cash Flows.

     The following tables present a summary of the effects of this restatement and reclassification on the Company’s Condensed Consolidated Balance Sheets as of May 1, 2004 and May 3, 2003, Condensed Consolidated Statements of Income for the thirteen-weeks ended May 1, 2004 and May 3, 2003, and Condensed Consolidated Statements of Cash Flows for the thirteen-weeks ended May 1, 2004 and May 3, 2003 (in thousands, except per share data):

	As of May 1, 2004

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cash and cash equivalents	$110,206	$—	$(79,300)	$30,906
Marketable securities	—	—	79,300	79,300
Accounts receivable	8,716	(610)	1,161	9,267
Current assets of discontinued operations	—	8,942	150	9,092
Lease Rights, Deferred Taxes and Other Assets	7,712	(887)	2,503	9,328
Total assets	326,784	(1)	3,814	330,597
Current liabilities of discontinued operations	—	3,285	665	3,950
Deferred rent and other liabilities	26,808	(251)	7,153	33,710
Retained earnings	155,484	—	(3,981)	151,503
Accumulated other comprehensive income	(512)	—	(24)	(536)
Total stockholders’ equity	217,179	—	(4,005)	213,174

	As of May 3, 2003

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cash and cash equivalents	$60,133	$—	$(35,925)	$24,208
Marketable securities	—	—	35,925	35,925
Accounts receivable	7,610	(322)	100	7,388
Current assets of discontinued operations	—	8,475	22	8,497
Lease Rights, Deferred Taxes and Other Assets	6,767	(979)	2,189	7,977
Total assets	241,284	—	2,311	243,595
Current liabilities of discontinued operations	—	1,722	829	2,551
Deferred rent and other liabilities	20,734	(340)	4,920	25,314
Retained earnings	127,361	—	(3,438)	123,923
Accumulated other comprehensive income	(745)	—	—	(745)
Total stockholders’ equity	177,836	—	(3,438)	174,398

	13 Weeks Ended May 1, 2004

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cost of goods sold, including buying and occupancy expenses	$88,268	$(4,231)	$721	$84,758
Income tax benefit (expense)	(4,858)	218	263	(4,377)
Income from discontinued operations, net of tax	—	379	11	390
Net income	9,679	—	(447)	9,232
Net income per share:
Basic	$0.32	$—	$(0.02)	$0.30
Diluted	$0.31	$—	$(0.02)	$0.29

	13 Weeks Ended May 3, 2003

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cost of goods sold, including buying and occupancy expenses	$80,634	$(5,429)	$(55)	$75,150
Income tax benefit (expense)	(4,545)	11	(21)	(4,555)
Income from discontinued operations, net of tax	—	19	17	36
Net income	7,261	—	51	7,312
Net income per share:
Basic	$0.25	$—	$—	$0.25
Diluted	$0.24	$—	$—	$0.24

	13 Weeks Ended May 1, 2004

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Net cash used in investing activities	$(16,500)	3,554	(11,300)	$(24,246)

	13 Weeks Ended May 3, 2003

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Net cash used in investing activities	$(5,015)	66	4,075	$(874)

*    In the third quarter of fiscal 2004, the Company reclassified the assets, liabilities and results of operations of its United Kingdom and Ireland operations to discontinued operations for all periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 1, 2004 and May 3, 2003, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods then ended.  These condensed consolidated financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters.  It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole.  Accordingly, we do not express such an opinion.

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

As discussed in Note 10 to the condensed consolidated financial statements, the condensed consolidated financial statements have been restated.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation as of January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 22, 2005, we expressed an unqualified opinion on those consolidated financial statements (and included an explanatory paragraph relating to the restatement).  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/Deloitte & Touche LLP

San Francisco, California
June 9, 2004 (April 22, 2005 as to the discontinued operations discussed in Note 9 and the effects of the restatement discussed in Note 10)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

          The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report.  The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, concepts and marketing activity, gross margin achievement, our ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, trade restrictions, instability in countries where our merchandise is manufactured and the other factors described in this document.  When used in this document, the words “believes,” “expects,” “estimates,” “anticipates” and similar expressions are intended to identify certain of these forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Reports on Form 10-K and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that, like many other retailers, the period over which it recognized rent expense and amortized tenant allowances was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” (“FTB No. 85-3”) and Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).  As a r esult, the Company’s condensed consolidated financial statements as of and for the thirteen week periods ended May 1, 2004 and May 3, 2003, have been restated from the amounts previously reported.

     Under the requirements of FTB No. 85-3, rent expense should be recognized on a straight-line basis over the term of the lease, including any rent holiday period.  In prior periods, the Company determined that the term of the lease begins on the rent commencement date of the lease, which generally coincides with the store opening date, instead of at the time the Company takes physical possession of the property to start construction of leasehold improvements.  This had the effect of excluding the construction period of the stores from the calculation of the period over which rent is expensed.  The Company now considers possession to occur on the date it enters the space and begins construction build-out.

     With respect to lease incentives such as tenant allowances received from the landlord to cover construction costs incurred, FTB No. 88-1 states that lease incentives should be treated by the Company as a reduction of rental expense and amortized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3.  The Company’s policy related to lease incentives had been to record such incentives as deferred liabilities and amortize them as a reduction to rent expense over the term of the lease which generally coincides with the store opening date, instead of at the time the Company takes physical possession of the property to start construction of leasehold improvements.  This had the effect of excluding the construction period of the stores from the calculation of the period over which lease incentives are amortized.

     For all periods presented herein, the Company determined that investments in auction rate securities should have been classified as marketable securities and not as cash and cash equivalents.  As a result, securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism approximately every 30 days, are now shown as marketable securities.  The purchase and sale of marketable securities previously presented as cash and cash equivalents have been reclassified to investing activities in the Condensed Consolidated Statements of Cash Flows.

     See Note 10 in the notes to the condensed consolidated financial statements of this Report for a summary of the effects of these changes on the Company’s Condensed Consolidated Balance Sheets as of May 1, 2004 and May 3, 2003, Condensed Consolidated Statements of Income for the thirteen-weeks ended May 1, 2004 and May 3, 2003, and Condensed Consolidated Statements of Cash Flows for the thirteen-weeks ended May 1, 2004 and May 3, 2003.

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

     Subsequent to the issuance of the Company’s condensed consolidated financial statements for the quarter ended May 1, 2004, the Board of Directors authorized the Company, on August 16, 2004, to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance.  As of October 30, 2004, substantially all such operations had ceased.  The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

Results of Operations

Thirteen weeks ended May 1, 2004 compared to thirteen weeks ended May 3, 2003

Net Sales

     Net retail sales in the first quarter of 2004 increased to $144.4 million from $128.7 million in the same period last year, an increase of $15.7 million or 12.2%.  Comparable store sales increased 7% or $10.2 million over the same 13-week period last year.  This increase was primarily due to an increase in the number of transactions resulting from higher traffic levels and a higher conversion rate.  Product performance was strong in the first quarter of 2004 due to positive customer reaction to our baby girl and kid girl product lines, as well as the rebalance of fashion and basics in our baby boy and kid boy departments.  Non-comparable store sales increased $6.3 million due to net store and square footage growth of 44 stores and 97,000 square feet, respectively.  This increase was offset by a decrease of $0.8 million in sales to off-price retailers, which vary based on the availability of merchandise.  The number of stores open at the end of the quarter was 633 compared to 589 as of the end of the same period last year.

     Play & Music net sales in the first quarter of 2004 decreased to $2.7 million from $3.4 million in the same period last year, a decrease of $0.7 million or 20.6%.  The decrease was primarily due to a decrease in new franchise sales and royalties from existing franchisees, as well as the closure of 9 corporate owned sites as part of our ongoing restructuring of the Play & Music business.

Gross Profit

     Gross profit for the first quarter of 2004 increased to $62.4 million from $56.9 million in the same period last year.  As a percentage of net sales, gross profit decreased 0.7 percentage points to 42.4% from 43.1% in the same period last year.  Our gross margins were positively impacted by markdown optimization, whereby markdowns are targeted to maximize SKU level sales and margins, as well as occupancy leverage related to our comparable store sales increase.  This effect was offset by increased buying costs related to our new concepts, Janie and Jack and Janeville.   Gross profit in 2004 was calculated using the cost method compared to the retail method in 2003.  The impact of this change cannot be determined.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $50.6 million in the first quarter of 2004 from $44.9 million in the same period last year.  As a percentage of net sales, SG&A expenses increased 0.4 percentage points to 34.4% in the first quarter of 2004 from 34.0% in the same period last year.  The increase in SG&A was primarily due to higher corporate expenses related to marketing, incentive compensation and benefits.  Marketing expenses increased as a result of more extensive in-store marketing campaigns, an increase in web marketing and the launch of Janeville.  Incentive compensation and benefits increased primarily due to increased headcount and medical insurance premiums.

Other Income (Expense), Net

     Other income increased to $238,000 in the first quarter of 2004 from a loss of $117,000 in the same period last year primarily due to foreign exchange gains.  These gains resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.  The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and balances held in those associated currencies.

Income Taxes

     Our effective tax rate for the first quarter of 2004 and 2003 was 36.5% and 38.5%, respectively.  Our estimated annual 2004 effective tax rate was reduced to 36.5%, as we expect to benefit from higher tax-free interest income and other permanent deductions.

Discontinued Operations

     Income reported for the discontinued United Kingdom and Ireland operations includes operating results in the first quarter of fiscal 2004 and 2003, which were close to break-even.

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

Financial Condition

Liquidity and Capital Resources

     Net cash provided by operating activities for the thirteen weeks ended May 1, 2004 was $31.9 million compared to $3.9 million provided by operating activities in the same period last year.  This increase was primarily due to changes in working capital items.

     Net cash used in investing activities for the thirteen weeks ended May 1, 2004 was $24.2 million and consisted of $13.0 million in capital expenditures for the opening of 16 new stores, relocation and/or expansion of 6 existing stores, expenditures related to store openings and relocations currently in progress, and information technology improvements, as well as a net increase of $11.3 million in marketable securities.  The Company estimates that capital expenditures, net of allowances, will be approximately $45 million during 2004, and will primarily be used to relocate 15 Gymboree stores, re-brand 200 Gymboree stores, open 20 new Gymboree stores, 25 new Janie and Jack shops and 14 new Janeville stores ($28 million for all stores), build-out our new corporate headquarters ($8 million) and continue the systems infrastructure replacement ($9 million).

     Cash provided by financing activities for the thirteen weeks ended May 1, 2004 totaled $1.8 million compared to $749,000 in the same period last year.  This increase was due to an increase in proceeds from stock option exercises.

     Cash and cash equivalents were $30.9 million at May 1, 2004, an increase of $9.4 million from January 31, 2004.  Working capital as of May 1, 2004 was $118.9 million compared to $116.1 million as of January 31, 2004.

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

	May 1, 2004

	Notional Amount	Fair Value Gain/(Loss)	Weighted Average Rate

	(in thousands, except weighted average rate data)
British pounds sterling	$7,222	$84	$1.76
Canadian dollars	9,682	320	0.73
Euro	1,779	(5)	1.20

Total	$18,683	$399

	May 3, 2003

	Notional Amount	Fair Value Loss	Weighted Average Rate

	(in thousands, except weighted average rate data)
British pounds sterling	$15,297	$(407)	$1.60
Canadian dollars	7,739	(629)	0.70
Euro	6,015	(404)	1.15

Total	$29,051	$(1,440)

Item 4.    CONTROLS AND PROCEDURES

     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Due to the facts and circumstances surrounding the correction in the Company’s lease accounting practices described in Note 10 of our Condensed Consolidated Financial Statements, the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

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

Item 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
10.57	Sublease Agreement for 500 Howard, San Francisco, CA.
15	Letter re: Unaudited Interim Financial Information
18	Letter re: Change in Accounting Principle
31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-
Oxley Act of 2002.
31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted
Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

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

THE GYMBOREE CORPORATION

(Registrant)

April 22, 2005	By:	/s/ BLAIR W. LAMBERT
Date
Blair W. Lambert
Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.57	Sublease Agreement for 500 Howard, San Francisco, CA.
15	Letter re: Unaudited Interim Financial Information
18	Letter re: Change in Accounting Principle
31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.