Form 10-Q/A
period 2004-07-31
GYMBOREE CORP
filed 2005-04-22
CIK 786110

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

This amendment on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the period ended July 31, 2004, as filed by the Registrant on September 9, 2004 (“Original Filing”), and is being filed to reflect the restatement of the Registrant’s condensed consolidated financial statements (the “restatement”).  This restatement reflects (i) adjustments to conform the Registrant’s lease accounting to the Generally Accepted Accounting Principles expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter dated February 7, 2005, as described in Note 10 to the condensed consolidated financial statements, (ii) reclassification of certain auction rate securities from cash and cash equivalents to marketable securities, as described in Note 10 to the condensed consolidated financial statements, and (iii) presentation of the United Kingdom and Ireland operations as discontinued operations subsequent to the period ended July 31, 2004, as described in Note 9 to the condensed consolidated financial statements.  Amendments to the Registrant’s Quarterly Reports on Form 10-Q for the periods ended May 1, 2004 and October 30, 2004, are being filed concurrently.

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

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety.  Except as otherwise expressly stated, the information in this Form 10-Q/A is as of September 9, 2004, the date on which the Original Filing was made and this Form 10-Q/A does not purport to provide an update or discussion of any developments subsequent to the Original Filing.

Part I - FINANCIAL INFORMATION
Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 31, 2004	January 31, 2004	August 2, 2003

	(Restated) (Note 10)	(Restated) (Note 10)	(Restated) (Note 10)
Assets
Current Assets
Cash and cash equivalents	$18,495	$21,553	$20,440
Marketable securities	58,000	68,000	28,000
Accounts receivable	15,870	12,468	8,814
Merchandise inventories	74,931	70,674	65,462
Prepaid expenses	2,180	2,865	7,739
Deferred taxes	665	1,144	1,591
Current assets of discontinued operations	9,051	8,690	8,685

Total current assets	179,192	185,394	140,731

Property and Equipment
Land and buildings	10,376	10,375	10,371
Leasehold improvements	125,546	105,185	93,092
Furniture, fixtures and equipment	144,442	133,364	127,472

	280,364	248,924	230,935
Less accumulated depreciation and amortization	(150,466)	(140,026)	(130,283)

	129,898	108,898	100,652
Deferred taxes	11,514	6,855	7,411
Lease Rights and Other Assets	1,709	1,253	1,093

Total Assets	$322,313	$302,400	$249,887

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	32,845	$33,318	$29,556
Income tax payable	414	7,839	121
Accrued liabilities	36,881	24,563	16,829
Current liabilities of discontinued operations	4,513	3,604	3,229

Total current liabilities	74,653	69,324	49,735

Long-Term Liabilities
Deferred rent and other liabilities	36,380	32,862	25,862

Total Liabilities	111,033	102,186	75,597

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 30,747,672, 30,203,149 and 29,614,340 shares issued and outstanding at July 31, 2004, January 31, 2004 and August 2, 2003, respectively)	64,000	58,460	52,725
Retained earnings	147,554	142,271	122,816
Accumulated other comprehensive loss	(274)	(517)	(1,251)

Total stockholders’ equity	211,280	200,214	174,290

Total Liabilities and Stockholders’ Equity	$322,313	$302,400	$249,887

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended

	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

	(Restated) (Note 10)	(Restated) (Note 10)	(Restated) (Note 10)	(Restated) (Note 10)
Net sales:
Retail	$113,399	$104,118	$257,847	$232,771
Play & Music and Other	2,585	2,734	5,252	6,107

Total net sales	115,984	106,852	263,099	238,878
Cost of goods sold, including buying and occupancy expenses	(74,756)	(67,377)	(159,513)	(142,527)

Gross profit	41,228	39,475	103,586	96,351
Selling, general and administrative expenses	(47,075)	(41,523)	(97,678)	(86,451)

Operating income (loss)	(5,847)	(2,048)	5,908	9,900
Other income, net	145	452	382	335

Income (loss) from continuing operations before income taxes	(5,702)	(1,596)	6,290	10,235
Income tax benefit (expense)	2,081	665	(2,296)	(3,889)

Income (loss) from continuing operations, net of income tax	(3,621)	(931)	3,994	6,346
Income (loss) from discontinued operations, net of income tax	(328)	(175)	62	(140)

Income (loss) before cumulative effect of change in accounting principle	(3,949)	(1,106)	4,056	6,206
Cumulative effect of change in accounting principle, net of income tax	—	—	1,228	—

Net income (loss)	$(3,949)	$(1,106)	$5,284	$6,206

Basic per share amounts:
Income (loss) from continuing operations, net of income tax	$(0.12)	$(0.03)	$0.13	$0.22
Income (loss) from discontinued operations, net of income tax	(0.01)	(0.01)	—	—
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—

Net income (loss)	$(0.13)	$(0.04)	$0.17	$0.21

Diluted per share amounts:
Income (loss) from continuing operations, net of income tax	$(0.12)	$(0.03)	$0.13	$0.21
Income (loss) from discontinued operations, net of income tax	(0.01)	(0.01)	—	—
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—

Net income (loss)	$(0.13)	$(0.04)	$0.17	$0.20

Weighted average shares outstanding:
Basic	30,693	29,552	30,584	29,433
Diluted	30,693	29,552	31,374	30,723

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended

	July 31, 2004	August 2, 2003

	(Restated) (Note 10)	(Restated) (Note 10)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,284	$6,206
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Loss (income) from discontinued operations, net of income tax	(62)	140
Cumulative effect of change in accounting principle, net of income tax	(1,228)	—
Depreciation and amortization	13,296	12,766
Deferred income tax expense (benefit)	(4,182)	104
Loss on disposal of property and equipment	85	55
Tax benefit from exercise of stock options	2,643	385
Change in assets and liabilities:
Accounts receivable	(4,697)	(1,446)
Merchandise inventories	(2,247)	(5,980)
Prepaid expenses and other assets	233	(234)
Accounts payable	(471)	2,520
Income tax payable	(8,164)	(12,580)
Accrued liabilities	6,258	(6,164)
Deferred and other liabilities	4,790	411

Net cash provided by (used in) continuing operations	11,538	(3,817)
Net cash provided by discontinued operations	1,052	1,589

Net cash provided by (used in) operating activities	12,590	(2,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	426,305	211,850
Purchases of marketable securities	(416,305)	(199,850)
Capital expenditures	(28,485)	(11,796)
Proceeds from sale of assets and other	108	386

Net cash provided by (used in) investing activities	(18,377)	590

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,897	2,258
Net cash provided by financing activities	2,897	2,258

Effect of exchange rate fluctuations on cash	(168)	(808)

Net Decrease in Cash and Cash Equivalents	(3,058)	(188)
CASH AND CASH EQUIVALENTS:
Beginning of Period	21,553	20,628

End of Period	$18,495	$20,440

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$6,066	$—

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

	13 Weeks Ended		26 Weeks Ended

	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

	(In thousands, except per share data)
Net income (loss), as reported	$(3,949)	$(1,106)	$5,284	$6,206
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,309)	(865)	(2,450)	(1,625)

Pro forma net income (loss)	$(5,258)	$(1,971)	$2,834	$4,581

Basic income (loss) per share
As reported	$(0.13)	$(0.04)	$0.17	$0.21
Pro forma	(0.17)	(0.07)	0.09	0.16
Diluted income (loss) per share
As reported	$(0.13)	$(0.04)	$0.17	$0.20
Pro forma	(0.17)	(0.07)	0.09	0.15

The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods ended

	July 31, 2004	August 2, 2003

Expected dividend rate	0%	0%
Expected volatility	48.5%	45.4%
Risk-free interest rate	2.6%	2.6%
Expected lives (years)	4.0	4.0

4.	Net Income (Loss) Per Share

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

	13 Weeks Ended		26 Weeks Ended

	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

	(In thousands)
Weighted average number of shares - basic	30,693	29,552	30,584	29,433
Add: effect of dilutive securities	—	—	790	1,290

Weighted average number of shares - diluted	30,693	29,552	31,374	30,723

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

     Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended

	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

	(In thousands)
Net income (loss)	$(3,949)	$(1,106)	$5,284	$6,206
Other comprehensive income (loss)	262	(507)	243	(484)

Total comprehensive income (loss)	$(3,687)	$(1,613)	$5,527	$5,722

6.	Segments

     The Company operates two reportable segments, retail stores and Play & Music.  Corporate overhead and income taxes are included in the retail stores segment.  The following table provides the summary financial data of each reportable segment (in thousands).

	13 Weeks Ended July 31, 2004			26 Weeks Ended July 31, 2004

	Retail Stores	Play & Music and Other	Total	Retail Stores	Play & Music and Other	Total

Net sales	$113,399	$2,585	$115,984	$257,847	$5,252	$263,099
Depreciation and amortization	6,609	117	6,726	13,054	242	13,296
Operating income (loss)	(6,332)	485	(5,847)	5,102	806	5,908
Total assets	307,723	5,539	313,262	307,723	5,539	313,262
Capital expenditures	11,864	34	11,898	28,407	78	28,485

	13 Weeks Ended August 2, 2003			26 Weeks Ended August 2, 2003

	Retail Stores	Play & Music and Other	Total	Retail Stores	Play & Music and Other	Total

Net sales	$104,118	$2,734	$106,852	$232,771	$6,107	$238,878
Depreciation and amortization	6,274	71	6,345	12,524	242	12,766
Operating income (loss)	(2,239)	191	(2,048)	9,156	744	9,900
Total assets	234,276	6,926	241,202	234,276	6,926	241,202
Capital expenditures	6,541	38	6,579	11,716	80	11,796

Net retail sales from our Canadian operations amounted to $4.7 million and $4.4 million for the 13 weeks ended July 31, 2004 and August 2, 2003, respectively, and $10.3 million and $9.1 million for the 26 weeks ended July 31, 2004 and August 2, 2003, respectively.  Long-lived assets held by our Canadian operations amounted to $3.1 million and $2.3 million as of July 31, 2004 and August 2, 2003, respectively.

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

	13 Weeks Ended		26 Weeks Ended

	July 31, 2004	August 2, 2003	July 31, 2004	August 2, 2003

	(In thousands)
Net retail sales	$6,395	$6,239	$13,328	$13,667

Loss from discontinued operations	$(517)	$(283)	$97	$(225)
Income tax benefit	189	108	(36)	85

Loss from discontinued operations, net of income taxes	$(328)	$(175)	$62	$(140)

10.	Restatement of Previously Issued Condensed Consolidated Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that, like many other retailers, the period over which it recognized rent expense and amortized tenant allowances was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” (“FTB No. 85-3”) and Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).  As a result, the Company’s condensed consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, have been restated from the amounts previously reported.

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

     The following tables present a summary of the effects of this restatement and reclassification on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2004 and August 2, 2003, Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003, and Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003 (in thousands, except per share data):

	As of July 31, 2004

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cash and cash equivalents	$76,495	$—	$(58,000)	$18,495
Marketable securities	—	—	58,000	58,000
Accounts receivable	14,575	(224)	1,519	15,870
Current assets of discontinued operations	—	8,892	159	9,051
Lease Rights, Deferred Taxes and Other Assets	11,039	(769)	2,953	13,223
Total assets	317,682	—	4,631	322,313
Current liabilities of discontinued operations	—	3,812	701	4,513
Deferred rent and other liabilities	27,905	(263)	8,738	36,380
Retained earnings	152,318	—	(4,764)	147,554
Accumulated other comprehensive income	(230)	—	(44)	(274)
Total stockholders’ equity	216,088	—	(4,808)	211,280

	As of August 2, 2003

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cash and cash equivalents	$48,440	$—	$(28,000)	$20,440
Marketable securities	—	—	28,000	28,000
Accounts receivable	7,943	(223)	1,094	8,814
Current assets of discontinued operations	—	8,658	27	8,685
Lease Rights, Deferred Taxes and Other Assets	7,303	(1,017)	2,218	8,504
Total assets	246,548	—	3,339	249,887
Current liabilities of discontinued operations	—	2,448	781	3,229
Deferred rent and other liabilities	20,151	(332)	6,043	25,862
Retained earnings	126,301	—	(3,485)	122,816
Accumulated other comprehensive income	(1,251)	—	—	(1,251)
Total stockholders’ equity	177,775	—	(3,485)	174,290

	13 Weeks Ended July 31, 2004

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cost of goods sold, including buying and occupancy expenses	$78,271	$(4,720)	$1,205	$74,756
Income tax benefit	1,820	(179)	440	2,081
Loss from discontinued operations, net of tax	—	(310)	(18)	(328)
Net loss	(3,166)	—	(783)	(3,949)
Net loss per share:
Basic	$(0.10)	$—	$(0.03)	$(0.13)
Diluted	$(0.10)	$—	$(0.03)	$(0.13)

	13 Weeks Ended August 2, 2003

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cost of goods sold, including buying and occupancy expenses	$71,855	$(4,607)	$129	$67,377
Income tax benefit	744	(128)	49	665
Loss from discontinued operations, net of tax	—	(208)	33	(175)
Net loss	(1,059)	—	(47)	(1,106)
Net loss per share:
Basic	$(0.04)	$—	$—	$(0.04)
Diluted	$(0.04)	$—	$—	$(0.04)

	26 Weeks Ended July 31, 2004

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cost of goods sold, including buying and occupancy expenses	$166,540	$(8,952)	$1,925	$159,513
Income tax expense	(3,038)	1,445	(703)	(2,296)
Income from discontinued operations, net of tax	—	69	(7)	62
Net income	6,513	—	(1,229)	5,284
Net income per share:
Basic	$0.21	$—	$(0.04)	$0.17
Diluted	$0.21	$—	$(0.04)	$0.17

	26 Weeks Ended August 2, 2003

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Cost of goods sold, including buying and occupancy expenses	$152,489	$(10,036)	$74	$142,527
Income tax expense	(3,801)	(116)	28	(3,889)
Loss from discontinued operations, net of tax	—	(190)	50	(140)
Net income	6,202	—	4	6,206
Net income per share:
Basic	$0.21	$—	$—	$0.21
Diluted	$0.20	$—	$—	$0.20

	26 Weeks Ended July 31, 2004

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Net cash used in investing activities	$(28,125)	$(252)	$10,000	$(18,377)

	26 Weeks Ended August 2, 2003

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

Net cash used in investing activities	$(11,534)	$124	$12,000	$590

*     In the third quarter of fiscal 2004, the Company reclassified the assets, liabilities and results of operations of its United Kingdom and Ireland operations to discontinued operations for all periods presented.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of July 31, 2004 and August 2, 2003, and the related condensed consolidated statements of operations for the thirteen week and twenty-six week periods then ended, and cash flows for the twenty-six week periods then ended.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

/s/Deloitte & Touche LLP

San Francisco, California
September 9, 2004 (April 22, 2005 as to the discontinued operations discussed in Note 9 and the effects of the restatement discussed in Note 10)

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

          You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report.  The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations, future cash needs and the wind down of our United Kingdom and Ireland operations. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, concepts and marketing activity, gross margin achievement, our ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, trade restrictions, unexpected complications with the wind down of our United Kingdom and Ireland operations, instability in countries where our merchandise is manufactured and the other factors described in this document.  When used in this document, the words “believes,” “expects,” “estimates,” “anticipates” and similar expressions are intended to identify certain of these forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

Restatement of Financial Statements

     On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that, like many other retailers, the period over which it recognized rent expense and amortized tenant allowances was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” (“FTB No. 85-3”) and Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).  As a result, the Company’s condensed consolidated financial statements as of and for the thirteen and twenty-six week periods ended July 31, 2004 and August 2, 2003, have been restated from the amounts previously reported.

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

     See Note 10 in the notes to the condensed consolidated financial statements of this Report for a summary of the effects of these changes on the Company’s Condensed Consolidated Balance Sheets as of July 31, 2004 and August 2, 2003, Condensed Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003, and Condensed Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended July 31, 2004 and August 2, 2003.

General

     The Gymboree Corporation is an international specialty retailer operating stores selling high quality apparel and accessories for women and children under the GYMBOREE®, JANIE AND JACK®, JANEVILLE™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC™ brand. As of July 31, 2004, the Company conducted its business through four primary divisions: Gymboree, Janie and Jack, Janeville and Gymboree Play & Music. As of July 31, 2004, we had 646 stores, including 596 stores in the United States (including all 46 Janie and Jack shops and all 7 Janeville stores), 28 stores in Canada and 22 stores in Europe. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

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

Results of Operations

Thirteen weeks ended July 31, 2004 compared to thirteen weeks ended August 2, 2003

Net Sales

     Net retail sales in the thirteen weeks ended July 31, 2004 increased to $113.4 million from $104.1 million in the same period last year, an increase of $9.3 million or 8.9%.  Comparable store sales increased 2% or $2.9 million over the same period last year.  This increase was primarily due to an increase in the average transaction value.  Strong product performance in our newborn, baby boy, baby girl, and kid girl departments was slightly offset by weakness in our accessories and kid boy departments.  Non-comparable store sales increased $7.2 million due to net store and square footage growth of 52 stores and 114,000 square feet, respectively.  The increase was also due to a $319,000 increase in shipping income related to our web business.  These increases were offset by a decrease of $1.3 million in sales to off-price retailers as a result of our seasonal clearance strategy whereby markdown merchandise is primarily sold at our retail stores.  The number of stores open at the end of the quarter was 646 compared to 594 as of the end of the same period last year.

     Play & Music net sales in the second quarter of fiscal 2004 decreased to $2.6 million from $2.7 million in the same period last year, a decrease of $0.1 million or 3.7%.  The decrease was primarily due to the sale and closure of 7 corporate owned sites as part of our ongoing restructuring of the Play & Music business.

Gross Profit

     Gross profit for the second quarter of fiscal 2004 increased to $41.2 million from $39.5 million in the same period last year.  As a percentage of net sales, gross profit decreased 1.4 percentage points to 35.5% in the second quarter of fiscal 2004 from 36.9% in the same period last year.  The decrease in our gross profit margin was primarily due to increased buying costs related to our new concepts, Janie and Jack and Janeville, as well as higher occupancy costs as a percent of net sales.  Gross profit in fiscal 2004 was calculated using the cost method compared to the retail method in fiscal 2003.  The impact of this change cannot be determined.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $47.1 million in the second quarter of fiscal 2004 from $41.5 million in the same period last year.  As a percentage of net sales, SG&A expenses increased 1.7 percentage points to 40.6% in the second quarter of fiscal 2004 from 38.9% in the same period last year.  The increase in SG&A was primarily due to higher corporate expenses related to compensation, benefits and marketing.  Compensation increased primarily due to the increased headcount needed to support our new concepts, Janie and Jack and Janeville.  Benefits increased due to increased headcount, higher medical insurance premiums and expanded employee benefits.  Marketing expenses increased primarily as a result of more extensive in-store marketing campaigns for Gymboree.

Other Income, Net

     Other income decreased to $145,000 in the second quarter of fiscal 2004 from $452,000 in the same period last year primarily due to foreign exchange losses.  These losses resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.  The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and balances held in those associated currencies.  These losses were offset by an increase of $163,000 in interest income due to higher cash and cash equivalent balances on a quarter-over-quarter basis.

Income Taxes

     Our effective tax rate for the second quarters of fiscal 2004 and 2003 was 36.5% and 38.0%, respectively.  Our estimated fiscal 2004 effective tax rate was reduced to 36.5% as we expect to benefit from higher tax-free interest income and other permanent deductions.

Discontinued Operations

     Income reported for the discontinued United Kingdom and Ireland operations includes operating results in the second quarter of fiscal 2004 and 2003, which were close to break even.

Twenty-six weeks ended July 31, 2004 compared to twenty-six weeks ended August 2, 2003

Net Sales

     Net retail sales for the twenty-six weeks ended July 31, 2004 increased to $257.8 million from $232.8 million in the same period last year, an increase of $25.0 million or 10.7%.    Comparable store sales increased 5% or $13.1 million over the same 26-week period last year.  This increase was primarily due to an increase in the number of transactions resulting from higher traffic levels and a higher conversion rate, as well as an increase in average transaction value.  Product performance was strong in our newborn, baby boy, baby girl and kid girl departments, offset by weak performance in our kid boy department.  Non-comparable store sales increased $13.4 million due to net store and square footage growth of 52 stores and 114,000 square feet, respectively.  The increase was also due to a $370,000 increase in shipping income related to our web business.  These increases were offset by a decrease of $2.1 million in sales to off-price retailers as a result of our seasonal clearance strategy whereby markdown merchandise is primarily sold at our retail stores. The number of stores open at the end of the quarter was 646 compared to 594 as of the end of the same period last year.

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

Gross Profit

     Gross profit for the twenty-six weeks ended July 31, 2004 increased to $103.6 million from $96.4 million in the same period last year, an increase of $7.2 million.  As a percentage of net sales, gross profit decreased 0.9 percentage points to 39.4% in the twenty-six weeks ended July 31, 2004 from 40.3% in the same period last year.  The decrease in our gross profit margin was primarily due to increased buying costs related to our new concepts, Janie and Jack and Janeville, as well as higher occupancy costs as a percent of net sales.  This effect was offset by markdown optimization, whereby markdowns are targeted to maximize SKU level sales and margins.  Gross profit in fiscal 2004 was calculated using the cost method compared to the retail method in fiscal 2003.  The impact of this change cannot be determined.

Selling, General and Administrative Expenses

     SG&A expenses increased to $97.7 million in the twenty-six weeks ended July 31, 2004 from $86.5 million in the same period last year.  As a percentage of net sales, SG&A expenses increased 0.9 percentage points to 37.1% in the twenty-six weeks ended July 31, 2004 from 36.2% in the same period last year.  The increase in SG&A was primarily due to higher corporate expenses related to compensation, marketing and benefits.  Compensation increased primarily due to the increased headcount needed to support our new concepts, Janie and Jack and Janeville. Marketing expenses increased as a result of more extensive in-store marketing campaigns for Gymboree.  Benefits increased due to increased headcount, higher medical insurance premiums and expanded employee benefits.

Other Income, Net

     Other income increased to $382,000 in the twenty-six weeks ended July 31, 2004 from $335,000 in the same period last year primarily due to an increase in interest income, offset in part by foreign exchange losses.  These losses resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.  The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and balances held in those associated currencies.

Income Taxes

     Our effective tax rate for the twenty-six weeks ended July 31, 2004 and August 2, 2003 was 36.5% and 38.0%, respectively.  Our estimated fiscal 2004 effective tax rate was reduced to 36.5%, as we expect to benefit from higher tax-free interest income and other permanent deductions.

Discontinued Operations

     Income reported for the discontinued United Kingdom and Ireland operations includes operating results for the twenty-six weeks ended July 31, 2004 and August 2, 2003, which were close to break even.

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

Financial Condition

Liquidity and Capital Resources

     Net cash provided by operating activities for the twenty-six weeks ended July 31, 2004 was $12.6 million compared to $2.2 million used in operating activities in the same period last year.  This increase was primarily due to changes in working capital items.

     Net cash used in investing activities for the twenty-six weeks ended July 31, 2004 was $18.4 million (excluding $6.1 million in capital expenditures incurred, but not yet paid) and consisted of capital expenditures for the opening of 30 new stores, relocation and/or expansion of 8 existing stores, expenditures related to store openings and relocations currently in progress, and information technology improvements, as well as a net increase of $10.0 million in marketable securities.  The Company estimates that capital expenditures, net of allowances, will be approximately $45 to $50 million during fiscal 2004, and will primarily be used to relocate 16 Gymboree stores, re-brand 200 existing Gymboree stores, open 24 new Gymboree stores, 24 new Janie and Jack shops and 14 new Janeville stores ($28 million for all stores), build-out our new corporate headquarters ($8 million) and continue our systems infrastructure replacement ($9 million).

     Cash provided by financing activities for the twenty-six weeks ended July 31, 2004 totaled $2.9 million compared to $2.3 million in the same period last year.  This increase was due to an increase in proceeds from stock option exercises.

     Because of the seasonal nature of our business, our cash needs vary throughout the year.  In the second quarter, our cash and cash equivalents and working capital typically decrease.  This effect was more pronounced this year due to increased merchandise requirements related to our new concepts, Janie and Jack and Janeville, as well as the increase in capital expenditures discussed above.  Cash and cash equivalents were $18.5 million at July 31, 2004, a decrease of $3.1 million from January 31, 2004.  Marketable securities were $58.0 million at July 31, 2004, a decrease of $10.0 million from January 31, 2004.  Working capital as of July 31, 2004 was $104.5 million compared to $116.1 million as of January 31, 2004.

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

	(in thousands, except weighted average rate data )
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

     The Gymboree Corporation Annual Meeting of Stockholders (“the annual meeting”) was held on June 16, 2004, at which time the stockholders voted on the following proposals:

	Votes for	Votes Against or Withheld	Abstentions and Non-Votes

Election of Class II Directors:
Lisa M. Harper	29,253,861	333,763	—
Barbara L. Rambo	29,159,626	427,998	—
Advisory Vote on the Appointment of Deloitte & Touche LLP as Independent Auditors	28,876,471	703,807	7,345
Adoption of 2004 Equity Incentive Plan	21,352,103	5,373,974	8,062

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

THE GYMBOREE CORPORATION

(Registrant)
April 22, 2005
Date	By:	/s/ BLAIR W. LAMBERT

Blair W. Lambert Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.