Form 10-Q/A
period 2004-10-30
GYMBOREE CORP
filed 2005-04-22
CIK 786110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q/A

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 30, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from _____________________to __________________________

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

This amendment on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the period ended October 30, 2004, as filed by the Registrant on December 8, 2004 (“Original Filing”), and is being filed to reflect the restatement of the Registrant’s condensed consolidated financial statements (the “restatement”).  This restatement reflects (i) adjustments to conform the Registrant’s lease accounting to the Generally Accepted Accounting Principles expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter dated February 7, 2005, as described in Note 11 to the condensed consolidated financial statements, and (ii) reclassification of certain auction rate securities from cash and cash equivalents to marketable securities, as described in Note 11 to the condensed consolidated financial statements.   Amendments to the Registrant’s Quarterly Reports on Form 10-Q for the periods ended May 1, 2004 and July 31, 2004, are being filed concurrently.

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

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety.  Except as otherwise expressly stated, the information in this Form 10-Q/A is as of December 8, 2004, the date on which the Original Filing was made and this Form 10-Q/A does not purport to provide an update or discussion of any developments subsequent to the Original Filing.

Part I  -  FINANCIAL  INFORMATION

Item 1.  FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 30, 2004	January 31, 2004	November 1, 2003

	(Restated) (Note 11)	(Restated) (Note 11)	(Restated) (Note 11)
Assets
Current Assets
Cash and cash equivalents	$24,608	$21,553	$18,463
Marketable securities	40,000	68,000	38,000
Accounts receivable	20,332	12,468	8,507
Merchandise inventories	91,706	70,674	80,372
Prepaid expenses	3,295	2,865	8,319
Deferred taxes	311	1,144	2,030
Current assets of discontinued operations	4,428	8,690	8,501

Total current assets	184,680	185,394	164,192

Property and Equipment
Land and buildings	10,375	10,375	10,371
Leasehold improvements	141,648	105,185	103,141
Furniture, fixtures and equipment	150,144	133,364	127,977

	302,167	248,924	241,489
Less accumulated depreciation and amortization	(156,070)	(140,026)	(134,544)

	146,097	108,898	106,945
Deferred Taxes	11,251	6,855	7,307
Lease Rights and Other Assets	1,526	1,253	712

Total Assets	$343,554	$302,400	$279,156

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$38,245	$33,318	$34,195
Income tax payable	—	7,839	5,207
Accrued liabilities	43,391	24,563	25,047
Current liabilities of discontinued operations	5,631	3,604	3,285

Total current liabilities	87,267	69,324	67,734

Long-Term Liabilities
Deferred rent and other liabilities	39,943	32,862	26,945

Total Liabilities	127,210	102,186	94,679

Stockholders’ Equity
Common stock, including excess paid-in capital ($.001 par value: 100,000,000 shares authorized, 30,830,374, 30,203,149 and 29,801,652 shares issued and outstanding at October 30, 2004, January 31, 2004 and November 1, 2003, respectively)	64,752	58,460	54,335
Retained earnings	151,727	142,271	131,093
Accumulated other comprehensive loss	(135)	(517)	(951)

Total stockholders’ equity	216,344	200,214	184,477

Total Liabilities and Stockholders’ Equity	$343,554	$302,400	$279,156

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended

	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

	(Restated) (Note 11)	(Restated) (Note 11)	(Restated) (Note 11)	(Restated) (Note 11)
Net sales:
Retail	$152,619	$140,864	$410,466	$373,635
Play & Music and Other	2,989	2,894	8,241	9,002

Total net sales	155,608	143,758	418,707	382,637
Cost of goods sold, including buying and occupancy expenses	(93,944)	(83,572)	(253,457)	(226,099)

Gross profit	61,664	60,186	165,250	156,538
Selling, general and administrative expenses	(54,306)	(46,730)	(151,984)	(133,181)

Operating income	7,358	13,456	13,266	23,357
Other income, net	69	19	451	354

Income from continuing operations before income taxes	7,427	13,475	13,717	23,711
Income tax benefit (expense)	122	(5,121)	(2,174)	(9,011)

Income from continuing operations, net of income tax	7,549	8,354	11,543	14,700
Loss from discontinued operations, net of income tax	(3,377)	(78)	(3,315)	(218)

Income before cumulative effect of change in accounting principle	4,172	8,276	8,228	14,482
Cumulative effect of change in accounting principle, net of income tax	—	—	1,228	—

Net income	$4,172	$8,276	$9,456	$14,482

Basic per share amounts:
Income from continuing operations, net of income tax	$0.25	$0.28	$0.38	$0.50
Loss from discontinued operations, net of income tax	(0.11)	—	(0.11)	(0.01)
Cumulative effect of change in accounting
principle, net of income tax	—	—	0.04	—

Net income	$0.14	$0.28	$0.31	$0.49

Diluted per share amounts:
Income from continuing operations, net of income tax	$0.24	$0.27	$0.37	$0.48
Loss from discontinued operations, net of income tax	(0.11)	—	(0.11)	(0.01)
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—

Net income	$0.13	$0.27	$0.30	$0.47

Weighted average shares outstanding:
Basic	30,801	29,687	30,657	29,518
Diluted	31,346	30,837	31,355	30,764

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended

	October 30, 2004	November 1, 2003

	(Restated) (Note 11)	(Restated) (Note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,456	$14,482
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of income tax	3,315	218
Cumulative effect of change in accounting principle, net of income tax	(1,228)	—
Depreciation and amortization	20,368	19,097
Deferred income tax benefit	(3,563)	(250)
Loss on disposal of property and equipment	451	201
Tax benefit from exercise of stock options	2,856	770
Change in assets and liabilities:
Accounts receivable	(6,546)	(1,188)
Merchandise inventories	(22,533)	(20,553)
Prepaid expenses and other assets	(818)	(163)
Accounts payable	4,832	7,074
Income tax payable	(9,639)	(7,586)
Accrued liabilities	18,891	2,003
Deferred and other liabilities	8,344	1,572

Net cash provided by continuing operations	24,186	15,677
Net cash provided by discontinued operations	5,626	1,970

Net cash provided by operating activities	29,812	17,647

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	574,455	340,850
Purchases of marketable securities	(546,455)	(338,850)
Capital expenditures	(58,040)	(24,586)
Proceeds from sale of assets and other	141	600

Net cash used in investing activities	(29,899)	(21,986)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	3,436	3,495

Net cash provided by financing activities	3,436	3,495

Effect of exchange rate fluctuations on cash	(294)	(1,321)

Net Increase (Decrease) in Cash and Cash Equivalents	3,055	(2,165)
CASH AND CASH EQUIVALENTS:
Beginning of Period	21,553	20,628

End of Period	$24,608	$18,463

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$4,495	$3,395

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

     Net sales and net loss from discontinued operations, which were comprised primarily of asset write-offs of $1.7 million, severance of $0.7 million, and lease disposition costs of $1.4 million, were as follows:

	13 Weeks Ended		39 Weeks Ended

	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

	(In thousands)
Net retail sales	$9,651	$7,283	$22,979	$20,951

Loss from discontinued operations	$(5,317)	$(126)	$(5,219)	$(351)
Income tax benefit	1,940	48	1,904	133

Loss from discontinued operations, net of income taxes	$(3,377)	$(78)	$(3,315)	$(218)

          The liability for lease disposition costs was as follows:

13 Weeks Ended October 30, 2004

Lease termination expense	$1,411
Amounts paid	(212)

Liability at October 30, 2004	$1,199

     The Company estimates that the loss from discontinued operations (comprised primarily of asset write-offs and lease disposition costs) will approximate $7.6 million, net of income tax benefit, in fiscal 2004.

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

	13 Weeks Ended		39 Weeks Ended

	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

	(In thousands, except per share data)
Net income, as reported	$4,172	$8,276	$9,456	$14,482
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,618)	(836)	(4,865)	(2,461)

Pro forma net income	$2,554	$7,440	$4,591	$12,021

Basic income per share
As reported	$0.14	$0.28	$0.31	$0.49
Pro forma	0.08	0.25	0.15	0.41
Diluted income per share
As reported	$0.13	$0.27	$0.30	$0.47
Pro forma	0.08	0.24	0.15	0.39

The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods ended

	October 30, 2004	November 1, 2003

Expected dividend rate	0%	0%
Expected volatility	47.9%	45.3%
Risk-free interest rate	2.6%	2.6%
Expected lives (years)	4.0	4.0

5.	Net Income Per Share

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

	13 Weeks Ended		39 Weeks Ended

	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

	(In thousands)
Weighted average number of shares - basic	30,801	29,687	30,657	29,518
Add: effect of dilutive securities	545	1,150	698	1,246

Weighted average number of shares - diluted	31,346	30,837	31,355	30,764

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
Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended

	October 30, 2004	November 1, 2003	October 30, 2004	November 1, 2003

	(In thousands)
Net income	$4,172	$8,276	$9,456	$14,482
Other comprehensive income (loss)	139	301	382	(183)

Total comprehensive income	$4,311	$8,577	$9,838	$14,299

7.	Segments

     The Company operates two reportable segments, retail stores and Play & Music.  Corporate overhead and income taxes are included in the retail stores segment.  The following table provides the summary financial data of each reportable segment, excluding discontinued operations (in thousands).

	13 Weeks Ended October 30, 2004			39 Weeks Ended October 30, 2004

	Retail Stores	Play & Music and Other	Total	Retail Stores	Play & Music and Other	Total

Net sales	$152,619	$2,989	$155,608	$410,466	$8,241	$418,707
Depreciation and amortization	6,964	108	7,072	20,019	349	20,368
Operating income	7,123	235	7,358	12,225	1,041	13,266
Total assets	333,379	5,747	339,126	333,379	5,747	339,126
Capital expenditures	29,433	122	29,555	57,839	201	58,040

	13 Weeks Ended November 1, 2003			39 Weeks Ended November 1, 2003

	Retail Stores	Play & Music and Other	Total	Retail Stores	Play & Music and Other	Total

Net sales	$140,864	$2,894	$143,758	$373,635	$9,002	$382,637
Depreciation and amortization	6,193	138	6,331	18,717	380	19,097
Operating income	13,019	437	13,456	22,176	1,181	23,357
Total assets	264,615	6,040	270,655	264,615	6,040	270,655
Capital expenditures	12,756	34	12,790	24,472	114	24,586

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

     In March 2004, the Company signed a lease agreement (the “Lease”) for a new corporate office building in San Francisco, California.  The Lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years.  The Lease requires the Company to provide a $2.4 million standby letter of credit, which the Company may elect to reduce on each anniversary of the Lease commencement.  As part of the Lease, the Company’s new landlord assumed the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease.  On November 15, 2004, the Company moved into its new corporate headquarters in San Francisco and ceased use of the Burlingame headquarters.  As a result, the Company will record a non-cash charge, before income tax, of approximately $4.0 to $4.5 million in the fourth quarter of fiscal 2004.  At the same time, the same amount will be recorded as a deferred lease incentive from the new landlord, which will be amortized over the life of the Lease as a reduction of rent expense in accordance with generally accepted accounting principles.  The Company remains the guarantor on lease agreements for the Burlingame, California offices through the 2006 expiration date.

10.	Income Tax Benefit

          Income from continuing operations in the current quarter included an income tax benefit of $3.4 million or $0.11 per diluted share due to the reversal of a tax reserve, which was largely attributable to the favorable resolution of a Canadian income tax audit.

11.	Restatement of Previously Issued Condensed Consolidated Financial Statements

          On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that, like many other retailers, the period over which it recognized rent expense and amortized tenant allowances was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” (“FTB No. 85-3”) and Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).  As a result, the Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, have been restated from the amounts previously reported.

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

          The following tables present a summary of the effects of this restatement and reclassification on the Company’s Condensed Consolidated Balance Sheets as of October 30, 2004 and November 1, 2003, Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003, and Condensed Consolidated Statements of Cash Flows for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003 (in thousands, except per share data):

	As of October 30, 2004	As of November 1, 2003

Cash and cash equivalents
As reported	$64,608	$56,463
Adjustment	(40,000)	(38,000)
As restated	24,608	18,463
Marketable securities
As reported	—	—
Adjustment	40,000	38,000
As restated	40,000	38,000
Accounts receivable
As reported	19,215	7,542
Adjustment	1,117	965
As restated	20,332	8,507
Current assets of discontinued operations
As reported	4,373	6,908
Adjustment	55	1,593
As restated	4,428	8,501
Lease Rights, Deferred Taxes and Other Assets
As reported	10,059	5,779
Adjustment	2,718	2,240
As restated	12,777	8,019
Total assets
As reported	339,646	275,818
Adjustment	3,908	3,338
As restated	343,554	279,156
Current liabilities of discontinued operations
As reported	5,127	2,554
Adjustment	504	731
As restated	5,631	3,285
Deferred rent and other liabilities
As reported	30,412	20,814
Adjustment	9,531	6,131
As restated	39,943	26,945
Retained earnings
As reported	157,809	134,617
Adjustment	(6,082)	(3,524)
As restated	151,727	131,093
Accumulated other comprehensive income
As reported	(71)	(951)
Adjustment	(64)	—
As restated	(135)	(951)
Total stockholders’ equity
As reported	222,490	188,001
Adjustment	(6,146)	(3,524)
As restated	216,344	184,477

	13 Weeks Ended October 30, 2004

	As Reported	Adjustment	As Restated

Cost of goods sold, including buying and occupancy expenses	$92,799	$1,145	$93,944
Income tax benefit (expense)	338	(216)	122
Income (loss) from discontinued operations	(3,419)	42	(3,377)
Net income (loss)	5,491	(1,319)	4,172
Net income (loss) per share:
Basic	$0.18	$(0.04)	$0.14
Diluted	$0.18	$(0.05)	$0.13

	39 Weeks Ended October 30, 2004

	As Reported	Adjustment	As Restated

Cost of goods sold, including buying and occupancy expenses	$250,387	$3,070	$253,457
Income tax benefit (expense)	(2,661)	487	(2,174)
Income (loss) from discontinued operations	(3,350)	35	(3,315)
Net income (loss)	12,004	(2,548)	9,456
Net income (loss) per share:
Basic	$0.39	$(0.08)	$0.31
Diluted	$0.38	$(0.08)	$0.30

	13 Weeks Ended November 1, 2003

	As Reported	Adjustment	As Restated

Cost of goods sold, including buying and occupancy expenses	$83,355	$217	$83,572
Income tax benefit (expense)	(5,203)	82	(5,121
Income (loss) from discontinued operations	(174)	96	(78)
Net income (loss)	8,315	(39)	8,276
Net income (loss) per share:
Basic	$0.28	$—	$0.28
Diluted	$0.27	$—	$0.27

	39 Weeks Ended November 1, 2003

	As Reported	Adjustment	As Restated

Cost of goods sold, including buying and occupancy expenses	$225,808	$291	$226,099
Income tax benefit (expense)	(9,121)	110	(9,011)
Income (loss) from discontinued operations	(364)	146	(218)
Net income (loss)	14,517	(35)	14,482
Net income (loss) per share:
Basic	$0.49	$—	$0.49
Diluted	$0.47	$—	$0.47

	39 Weeks Ended October 30, 2004

	As Reported	Adjustment	As Restated

Net cash used in investing activities	$(57,899)	$28,000	$(29,899)

	39 Weeks Ended November 1, 2003

	As Reported	Adjustment	As Restated

Net cash used in investing activities	$(23,986)	$2,000	$(21,986)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of October 30, 2004 and November 1, 2003, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods then ended, and cash flows for the thirty-nine week periods then ended.  These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 11 to the condensed consolidated financial statements, the condensed consolidated financial statements have been restated.

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
December 8, 2004 (April 22, 2005 as to the effects of the restatement discussed in Note 11)

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

Restatement of Financial Statements

      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that, like many other retailers, the period over which it recognized rent expense and amortized tenant allowances was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” (“FTB No. 85-3”) and Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).  As a result, the Company’s condensed consolidated financial statements as of and for the thirteen and thirty-nine week periods ended October 30, 2004 and November 1, 2003, have been restated from the amounts previously reported.

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

     See Note 11 in the notes to the condensed consolidated financial statements of this Report for a summary of the effects of these changes on the Company’s Condensed Consolidated Balance Sheets as of October 30, 2004 and November 1, 2003, Condensed Consolidated Statements of Income for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003, and Condensed Consolidated Statements of Cash Flows for the thirteen and thirty-nine weeks ended October 30, 2004 and November 1, 2003.

General

     The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for women and children under the GYMBOREE®, JANIE AND JACK®, and JANEVILLE™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC™ brand. As of October 30, 2004, the Company conducted its business through four divisions: Gymboree, Janie and Jack, Janeville and Gymboree Play & Music. As of October 30, 2004, we had 643 stores, including 615 stores in the United States (including all 51 Janie and Jack shops and all 12 Janeville stores) and 28 stores in Canada.  The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

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

Gross Profit

     Gross profit for the third quarter of fiscal 2004 increased to $61.7 million from $60.2 million in the same period last year.  As a percentage of net sales, gross profit decreased 2.3 percentage points to 39.6% in the third quarter of fiscal 2004 from 41.9% in the same period last year.  The decrease in our gross profit margin was primarily due to increased product costs resulting from further investments in product quality, novelty items, and fashion embellishments.  Due to cautious consumer sentiment and a highly promotional competitive environment, average retail sales per unit sold did not increase enough to offset these higher costs, which resulted in lower product margins.  In addition, buying costs and store occupancy costs increased as a percentage of sales due in part to the deleveraging impact of our new concepts, Janie and Jack and Janeville.  Gross profit in fiscal 2004 was calculated using the cost method compared to the retail method in fiscal 2003.  The impact of this change cannot be determined.

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

Gross Profit

     Gross profit for the thirty-nine weeks ended October 30, 2004 increased to $165.3 million from $156.5 million in the same period last year, an increase of $8.8 million.  As a percentage of net sales, gross profit decreased 1.4 percentage points to 39.5% in the thirty-nine weeks ended October 30, 2004 from 40.9% in the same period last year.  Although product margins were pressured by higher product costs and a promotional competitive environment in the third quarter of fiscal 2004, product margins for the thirty-nine weeks ended October 30, 2004 were higher than the prior year due largely to the impact of markdown optimization, whereby markdowns are targeted to maximize SKU level sales and margins.  This effect was offset by increased buying costs related to our new concepts, Janie and Jack and Janeville, as well as higher occupancy costs as a percentage of net sales.  Gross profit in fiscal 2004 was calculated using the cost method compared to the retail method in fiscal 2003.  The impact of this change cannot be determined.

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

     Net cash used in investing activities for the thirty-nine weeks ended October 30, 2004 was $29.9 million and consisted primarily of capital expenditures for the opening of 50 new stores, relocation and/or expansion of 16 existing stores, expenditures related to store openings and relocations currently in progress, and information technology improvements, as well as a net increase of $28.0 million in marketable securities.  The Company estimates that capital expenditures will be approximately $50 to $55 million during fiscal 2004, net of allowances of approximately $16.0 million, and will primarily be used to relocate 16 Gymboree stores, re-brand 200 existing Gymboree stores, open 24 new Gymboree stores, 23 new Janie and Jack shops and 14 new Janeville stores (approximately $30 million for all stores), build-out our new corporate headquarters (approximately $9 million), continue our systems infrastructure replacement (approximately $9 million), and further invest in our web and distribution infrastructure (approximately $4 million).

     Net cash provided by financing activities for the thirty-nine weeks ended October 30, 2004 totaled $3.4 million compared to $3.5 million in the same period last year.  This decrease was due to a decrease in proceeds from stock option exercises.

     Because of the seasonal nature of our business, our cash needs vary throughout the year.  Cash and cash equivalents were $24.6 million at October 30, 2004, an increase of $3.0 million from January 31, 2004.  Working capital as of October 30, 2004 was $97.4 million compared to $116.1 million as of January 31, 2004.

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

     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to ensure that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Due to the facts and circumstances surrounding the correction in the Company’s lease accounting practices described in Note 11 of our Condensed Consolidated Financial Statements, the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

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

Item 6.	EXHIBITS

10.58	2004 Equity Incentive Plan
10.59	Form of Stock Option Grant for 2004 Equity Incentive Plan
10.60	Waiver and First Amendment to Credit Agreement
10.61	Terms of Compensation Arrangement for Blair Lambert Effective January 18, 2005
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

Date April 22, 2005	By:	/s/ BLAIR W. LAMBERT

Blair W. Lambert
Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.58	2004 Equity Incentive Plan
10.59	Form of Stock Option Grant for 2004 Equity Incentive Plan
10.60	Waiver and First Amendment to Credit Agreement
10.62	Terms of Compensation Arrangement for Blair Lambert Effective January 18, 2005
15	Letter re: Unaudited Interim Financial Information
31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.