Form 10-K
period 2005-01-29
GYMBOREE CORP
filed 2005-04-22
CIK 786110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER      000-21250

THE GYMBOREE CORPORATION
 (Exact name of registrant as specified in its charter)

DELAWARE	94-2615258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Howard Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (415) 278-7000

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

     The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 31, 2004, was approximately $256,000,000 based upon the last sales price reported for such date on the NASDAQ National Market.

     As of April 2, 2005, 31,180,946 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2005 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III.

THE GYMBOREE CORPORATION

FORWARD LOOKING STATEMENTS

     The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements.  Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in the section entitled “Factors That May Affect Future Performance.”  That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. When used in this document, the words “believes,” “expects,” “estimates,” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

PART 1

ITEM 1. BUSINESS

     The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women under the GYMBOREE®, JANIE AND JACK®, and JANEVILLE™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC™ brand.  The Company operates stores in the United States and Canada, primarily in regional shopping malls and in selected suburban and urban locations.  All references to “we,” “our,” “us,” and “the Company” in this Annual Report mean The Gymboree Corporation and its subsidiaries.

GENERAL

     As of January 29, 2005, the Company conducted its business through four primary divisions: Gymboree, Janie and Jack, Janeville and Gymboree Play & Music.

     Gymboree.  Gymboree retail stores offer high quality, fashionable, child-appropriate apparel and accessories characterized by bright colors, patterns and whimsical graphics, complex embellishments, comfort, functionality, and durability for children ages newborn to 9 years (larger sizes are available at our on-line store).  Under the Gymboree brand name, we design and contract manufacture children’s apparel and accessories for sale exclusively by Gymboree.  As of January 29, 2005, we operated 579 Gymboree retail stores, including 551 stores in the United States and 28 stores in Canada, as well as an on-line store at www.gymboree.com.  During 2004, the Company closed 23 stores in the United Kingdom and Ireland.  The Company plans to launch an outlet division for our Gymboree brand.  We expect to open 10 outlets in fiscal 2005.

     Janie and Jack.  The Janie and Jack shops are highly differentiated from the Gymboree stores.  Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls sizes newborn to 4T.  Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks.  Shops have an old mercantile boutique style with special details such as wainscotting and distressed wooden armoires.  As of January 29, 2005, we operated 55 Janie and Jack shops in the United States, as well as an on-line shop at www.janieandjack.com.

     Janeville.   Janeville is the Company’s newest specialty retail concept.  Janeville offers trend-infused apparel and accessories for women in their mid-30s and older.  Clothing is modern, fresh and comfortable, designed with high quality fabrics and flattering cuts and styling.  Janeville stores feature a residential environment with a cottage façade, front porch, and French doors.  Subtle feminine details are found throughout the store, such as slip-covered furniture, one-of-a-kind fixtures, found objects, distressed wood and contrasting, warm textures.  As of January 29, 2005, we operated 14 Janeville stores in the United States.

     Gymboree Play & Music.  Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children ages newborn to 5 years old through sight, touch, sound and movement.  Gymboree Play & Music also offers art classes and organized birthday parties and sells certain developmentally appropriate toys and audiotapes. As of January 29, 2005, Gymboree’s Play & Music programs included 7 Company-operated play centers in California and 521 franchisee-operated play centers, of which approximately 62% are located in the United States, and the remaining 38% are located in other countries, including Australia, Brazil, Canada, China, France, Ireland, Malaysia, Mexico, Singapore, South Korea, Switzerland, Taiwan, Thailand, and the United Kingdom.  The Company is currently focusing on revitalizing the Play & Music program with the objective of building our overall customer base.

     Gymboree was organized in October 1979, as a California corporation, and re-incorporated as a Delaware corporation in June 1992.

RETAIL STORES

     As of January 29, 2005, the Company operated a total of 648 stores:  579 Gymboree retail stores (551 in the United States and 28 in Canada), 55 Janie and Jack retail shops and 14 Janeville stores in the United States.

     In 2004, the Company opened 24 Gymboree stores, 23 Janie and Jack shops and 14 Janeville stores in the United States.  The Company also relocated 16 Gymboree stores in the United States and closed 32 Gymboree stores (9 in the United States and 23 in Europe).  During 2005, the Company plans to remodel, relocate or expand 15 Gymboree stores, open 16 new Gymboree stores (including approximately 10 outlet stores), open 15 to 20 new Janie and Jack shops and 3 new Janeville stores.  The Company also plans to close approximately 6 stores in fiscal 2005.

     The following table sets forth the net number of stores opened and closed during each of the periods indicated.

	Fiscal Year

	Prior to 2000	2000	2001	2002	2003	2004	Total

Gymboree	586	-6	—	-7	14	-8	579
Janie and Jack	—	—	—	11	21	23	55
Janeville						14	14
Zutopia (sold in 2001)	19	—	-19	—	—	—	—
Total	605	-6	-19	4	35	29	648

     Less than 5% of the Company’s revenues were derived from outside the United States in 2004, 2003 and 2002, and less than 5% of the Company’s long-lived assets were located outside the United States in 2004, 2003 and 2002.

DIRECT-TO-CONSUMER

     The Gymboree branded e-commerce site at www.gymboree.com currently offers our entire product offering for children between the ages of newborn and nine years, as well as a select product offering for girls up to twelve years.  The site also offers on-line registration for our Gymboree Play & Music classes at selected U.S. locations.  The Janie and Jack branded e-commerce web site at www.janieandjack.com, offers our entire Janie and Jack product offering for children between the ages of newborn and four years.  We plan to continue to invest in technology, operations, and merchandise offerings to meet business demands and our customer’s expectations.

SUPPLIERS

     The majority of our apparel is manufactured to our specifications by approximately 200 independent manufacturers in key countries in Asia (including China, Indonesia, Macao, Taiwan, Thailand, Turkey and Bangladesh), as well as in the United Arab Emirates, Central America, South America and the United States.  The Company purchases all products in U.S. dollars.  One buying agent manages approximately 90% of our inventory purchases.  We have no long-term contracts with suppliers and typically transact business on an order-by-order basis.  All of our factories undergo annual audits for social accountability and production quality by an independent third party.

COMPETITION AND SEASONALITY

     The Company’s operations are seasonal in nature, with sales from our retail operations peaking during the fourth quarter, primarily during the holiday season in November and December.  During 2004, the fourth quarter accounted for approximately 30% of our net sales from retail operations.

     Our Gymboree and Janie and Jack brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), Talbots Kids and certain leading department stores, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), The Children’s Place and Target.  Our Gymboree and Janie and Jack brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order or over the Internet.  Our new brand, Janeville, competes on a national level with J. Jill, Chico’s, Talbots, Anthropologie, Banana Republic, Nordstrom and Ann Taylor.  The principal factors of competition for retail sales focus around product design, product quality, brand image, customer service, and pricing, among other factors.  Our goal is to provide our customers with high quality apparel with an excellent price/value relationship.  We design our apparel exclusively for sale at our retail and on-line stores.

TRADEMARKS AND SERVICE MARKS

     In the United States, the Company is the owner of the trademarks and service marks “GYMBOREE” and “JANIE AND JACK,” the service mark “MATCHMATICS” and the trademarks “GYMBO,” “GYMBUCKS” and “GYMBABY”.  These marks and certain other of our marks are registered in the United States Patent and Trademark Office, and the mark “GYMBOREE” is also registered, or is the subject of pending applications, in approximately 60 foreign countries.  The Company is also the owner of a federal trademark and service mark application for “JANEVILLE.”  Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights in the “GYMBOREE” mark and other marks are a significant part of our business. Accordingly, we intend to maintain the mark and the related registrations.  We are not aware of any material claims of infringement or other challenges to our right to use the “GYMBOREE” mark in the United States.

     The Company uses a number of other trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to create and sustain demand for and market our products.

TEAM MEMBERS

     As of January 29, 2005, we had 8,802 full-time and part-time employees or 3,878 full-time equivalents. In addition, a significant number of seasonal employees are hired during each holiday selling season.  None of our employees is represented by a labor union.

SEGMENT AND INTERNATIONAL FINANCIAL INFORMATION

     Financial information for the Company’s segments and international subsidiary for each of the three years ended January 29, 2005, January 31, 2004, and February 1, 2003 is contained in Note 11 of the Notes to Consolidated Financial Statements.

AVAILABLE INFORMATION

     We make available on our website at www.gymboree.com, under “Financial Resources & SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, code of ethics, and amendments to such documents as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission.

EXECUTIVE OFFICERS OF THE REGISTRANT

          The following table sets forth current information regarding our executive officers.

Lisa M. Harper	45	Chairman of the Board and Chief Executive Officer
Blair W. Lambert	47	Chief Operating Officer and Chief Financial Officer
Lisa T. Bayne	52	Senior Vice President, Brand
Marina Armstrong	42	Senior Vice President, Human Resources and Loss Prevention, and Secretary
Matthew K. McCauley	32	Senior Vice President and General Manager
Kip M. Garcia	54	Senior Vice President, Merchandising - Kids
Lynda Gustafson	40	Vice President and Corporate Controller

     Lisa M. Harper has served as Chairman of our Board of Directors since June 2002 and Chief Executive Officer since February 2001.  She was Vice Chair of the Board from February 2001 through June 2002.  Ms. Harper joined Gymboree in January 1999 as Vice President, Design.  From December 1999 until February 2000, she served as our Senior Vice President, Merchandising and Design.  From February 2000 until September 2000, Ms. Harper served as our General Merchandise Manager.  From September 2000 until February 2001, she served as our President.  Prior to that, Ms. Harper served as our Director of Design and Merchandising from 1993 to 1995.  Ms. Harper has also held merchandising and design positions with several other clothing retailers, including Limited Too, Esprit de Corp., GapKids, Mervyn’s, and Levi Strauss.

     Blair W. Lambert has served as Chief Operating Officer and Chief Financial Officer of Gymboree since January 2005.  In August 2003, Mr. Lambert joined Illuminations.com, Inc., a candle and home decorating solution manufacturer, as the Chief Financial Officer.  He was named to the Illuminations.com, Inc. board of directors in October 2003.  Illuminations.com, Inc. filed for bankruptcy protection on January 9, 2004.  Prior to becoming an officer of Illuminations.com, Mr. Lambert has been a vineyard owner and a private consultant for specialty retail companies since October 2001.  Mr. Lambert served as the Chief Financial Officer of Bebe Stores, Inc. from June 1996 through October 2001.  From 1988 to 1996, Mr. Lambert was employed by Esprit de Corp., a wholesaler and retailer of junior and children’s apparel, footwear and accessories, most recently serving as Corporate Vice President of Finance.  Mr. Lambert has been on the board of directors of The Gymboree Corporation since 2003.  Mr. Lambert is a Certified Public Accountant.

     Lisa T. Bayne joined The Gymboree Corporation in December 2003 as Senior Vice President, Brand, and is responsible for in-store marketing, visual merchandising, packaging, public relations, direct mail, advertising and corporate communications.  Ms. Bayne was previously Senior Vice President of Marketing for Smith & Hawken from 2001 to 2003 and Senior Vice President of Creative Services and Brand Marketing for Eddie Bauer from 1998 to 2001.

     Marina Armstrong joined The Gymboree Corporation in May 1997 as a District Manager.  In 1998, Ms. Armstrong became a Human Resources Staffing Manager at the corporate office and later that year was promoted to Director, Recruiting and Staffing.  Ms. Armstrong was named Vice President, Human Resources in 1999 and Senior Vice President, Human Resources and Loss Prevention in February 2005.  Ms. Armstrong was named Assistant Secretary in March 2002 and Secretary in December 2004.  Prior to joining The Gymboree Corporation, Ms. Armstrong held several human resources and store operations positions with other retailers including Saks Fifth Avenue, Robinsons-May and The Bon Marche.

     Matthew K. McCauley joined The Gymboree Corporation in July 2001 as Director of Allocation and was named Vice President of Planning and Allocation in 2003.  In February 2005, Mr. McCauley was named Senior Vice President and General Manager.  Prior to joining The Gymboree Corporation, Mr. McCauley served as a Manager of Business Solutions for The Gap, Inc. from 1999 to 2001.

     Kip M. Garcia joined The Gymboree Corporation in May 2004 as Senior Vice Present of Merchandising - Kids.  Prior to joining The Gymboree Corporation, Mr. Garcia served as Senior Vice President for Gap Kids from April 2002 to February 2003 and Senior Vice President for DFS Merchandising Ltd. from February 1992 to February 2002.

     Lynda Gustafson joined The Gymboree Corporation in August 2001 as the Corporate Controller and was promoted to Vice President, Corporate Controller in December 2004.  Ms. Gustafson was a business consultant for various companies from September 2000 to July 2001.  From November 1993 to August 2000, Ms. Gustafson was at US Home & Garden Inc., and was the Principal Accounting Officer when she departed.  Prior to that time, she spent five years in public accounting.  Ms. Gustafson is a Certified Public Accountant.

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

The highly competitive industry in which we operate may impair our ability to maintain and grow our sales and results.

     The apparel segment of the specialty retail industry is highly competitive, and we may not be able to compete successfully in the future.  Our Gymboree and Janie and Jack brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), Talbots Kids and certain leading department stores, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), The Children’s Place and Target.  Our Gymboree and Janie and Jack brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order or over the Internet.  Our new brand, Janeville, competes on a national level with J. Jill, Chico’s, Talbots, Anthropologie, Banana Republic and Ann Taylor.  Many of these competitors are larger and have substantially greater financial, marketing and other resources than the Company.  Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

Our new concepts require a substantial commitment of resources and are not certain of ultimate success.

     The Company’s ongoing efforts to develop, launch and grow new businesses and brands require significant capital expenditures and management attention.  Our commitment of management resources and capital to a new concept means that those resources and capital are unavailable for other Company activities and operations.  Our decision to launch a new business is based on our assessment that a significant opportunity exists in the marketplace. We feel that such opportunity exists for Janie and Jack, Janeville and our planned Gymboree outlet stores.  Though initial consumer reaction to Janie and Jack has been positive since its launch in the third quarter of 2002, it is too early to tell whether the Janie and Jack business will grow into a profitable division of the Company.  There are no assurances that Janeville will receive sufficient consumer acceptance in its testing phase to justify the further significant investment and management effort necessary to establish the brand and business. Janeville, which targets women in their mid-30s, operates in a very competitive market in which the Company has not historically operated.  While we believe that we have an opportunity to further build the Gymboree brand by establishing outlet stores under that brand, there can be no assurance that this will be well received by our current customers or attractive to potential new customers.  If one or more of these business concepts do not develop and grow substantially and achieve profitability, this could have a material adverse effect on the Company’s long-term growth, operating results, margins and profitability.

Our business may be harmed by additional United States regulation of foreign trade or customs delays.

     Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and results of operations.  If the U.S. government imposes any such charges or restrictions, the supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results.  Unforeseen delays in customs clearance of any goods could have a material adverse effect on our ability to deliver complete shipments to our stores, which in turn could have a material adverse effect on our business and operating results.

Because we purchase our products internationally, our business is sensitive to risks associated with international business.

     Our products are currently manufactured to our specifications by independent factories located primarily in Asia, as well as Central America, South America, Mexico, the Middle East, and the United States.  As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions including epidemics, natural disasters, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located.  We cannot predict the effect of such factors on our business relationships with foreign suppliers.  If our current foreign manufacturing sources or textile mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position.

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

     We seek to require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them.  Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices.  We also rely on an independent third party to audit all of our factories on an annual basis.  If an independent manufacturer violates or is suspected of violating labor laws or other applicable regulations, or if such a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, Canada or Europe, we could in turn experience negative publicity or be sued.  Negative publicity regarding the production of our products could have a material adverse affect on our sales, business and financial position.

The loss of a key buying agent could impair our ability to deliver our inventory in a timely fashion, impacting its value.

     In 2004 and 2003, one buying agent managed approximately 90% of the company’s inventory purchases.  Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory and as a result could have a material adverse effect on our business and operating results.

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

     Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the holiday season in November and December.  We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales.  Our second quarter has historically been our weakest performing quarter due to seasonal consumer spending patterns.  Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods.  Such a circumstance could cause us to have excess inventory, necessitating markdowns to minimize this excess, which would reduce our profitability. Any failure by us to meet our business plans for, in particular, the third and fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year.  Also, because we typically spend more in labor costs during the holiday season, hiring temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

Damage to our computer systems could severely hamper our ability to manage our business.

     Our operations depend on our ability to maintain and protect our computer systems, on which we rely to manage our purchase orders, store inventory levels, web applications, accounting functions and other aspects of our business. We have computer systems located in each of our stores, with the main database server for our systems located in San Francisco, California, which exists on or near known earthquake fault zones. An earthquake or similar disaster could have a material adverse impact on our business and operating results not only by damaging our stores, but also by damaging our main server, which could disrupt our business for an indeterminate length of time. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events.  There can also be no assurance that the Company can maintain or protect its web application from a significant disruption that could result in a material adverse effect on its web revenue.

Our stores must be located in appropriate retail venues and shopping areas.

     Our stores must be located in appropriate retail space in areas with demographic characteristics consistent with our customer base.  These locations tend to be limited to upscale malls and similar venues where the market for space is very competitive.  The location of acceptable store sites and the negotiation of acceptable lease arrangements require considerable time, effort and expense. Our ability to lease desirable retail space for expansion and relocation of stores, and to renew our existing store leases, on favorable economic terms is essential to our revenue growth.  Failure to obtain and renew leases for a sufficient number of stores on acceptable terms would have a material adverse effect on our revenues and results of operations.

Our comparable store sales fluctuate from period to period

     Our comparable store sales have fluctuated significantly in the past and are expected to fluctuate in the future, especially for our newer brands, Janie and Jack and Janeville.  Our comparable store sales are affected by a number of factors including our merchandise mix, economic conditions, weather conditions, timing of our promotional offerings, competition and the overall retail environment.  The investment community often tracks comparable store sales and a decline or significant fluctuation in comparable store sales, or a failure to meet investor expectations of comparable store sales, could affect the market price of our common stock.

ITEM 2. PROPERTIES

     In March 2004, the Company signed a lease agreement for a new corporate office building in San Francisco, California.  The new lease expires on April 14, 2018.  The Company moved into its new corporate headquarters during the fourth quarter of fiscal 2004.  See Note 14 of the Notes to Consolidated Financial Statements.

     We own a 300,000 square foot distribution center on 21 acres in Dixon, California.  All products are distributed to our U.S. stores from this facility.  The Company utilizes a third-party owned and operated distribution center in Mississauga, Ontario, Canada for Canadian operations.

     At January 29, 2005, the Company’s 648 stores included an aggregate of approximately 1,201,000 square feet of space.  Our stores are all leased, typically for a 10-year term, and typically include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term.  In most cases, we pay a minimum rent plus a percentage rent based on the store’s net sales in excess of a certain threshold.  Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses.  In addition, we operate 7 Gymboree Play & Music sites in California under leases that expire between 2005 and 2010.  See Note 5 of the Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     On April 21, 2005, Gymboree Operations, Inc. (“Gymboree Operations”), a wholly-owned subsidiary of the Company, was served in a lawsuit filed in the Superior Court of Riverside County, California. The complaint, on behalf of the manager of a Gymboree store in Temecula, California, alleges that Gymboree Operations failed to pay overtime wages and provide meal breaks. The plaintiff seeks unspecified damages, including interest and penalties, under the California Labor Code and other statutes. The complaint also seeks class action status on behalf of the plaintiff and other managers of Company stores in California. The Company has not yet had an opportunity to evaluate the complaint.

     The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Our management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     The Gymboree Corporation’s common stock is traded on the Nasdaq National Market under the symbol “GYMB.” The following table sets forth the quarterly high and low sale prices per share of our common stock over the last two fiscal years, as reported on the Nasdaq National Market.

	Fiscal 2004		Fiscal 2003

	High	Low	High	Low

First Quarter	$17.91	$14.02	$17.50	$11.79
Second Quarter	18.33	14.51	18.32	13.36
Third Quarter	16.04	11.32	18.32	12.62
Fourth Quarter	13.25	10.87	18.38	14.13

     As of April 2, 2005, the number of holders of record of the Company’s common stock totaled approximately 634.  The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions.   In addition, the Company is restricted from paying dividends under the terms of its existing credit facility.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected financial data have been derived from the Consolidated Financial Statements of the Company and have been restated to reflect the adjustments discussed in Note 2 to the Consolidated Financial Statements and to present the results of the United Kingdom and Ireland operations as discontinued operations. The data set forth below should be read in conjunction with  “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto.

	2004	2003	2002	2001	2000 (1)

(In thousands, except operating data and per share amounts)		(4)	(4)	(4)	(4)
Statement of Operations Data:
Net sales:
Retail	$583,178	$537,625	$504,679	$482,206	$424,333
Play & Music and Other	11,300	11,647	14,940	13,977	13,140

Total net sales	594,478	549,272	519,619	496,183	437,473
Cost of goods sold, including buying and occupancy expenses	(362,356)	(323,678)	(297,142)	(308,717)	(304,767)

Gross profit	232,122	225,594	222,477	187,466	132,706
Selling, general and administrative expenses	(211,359)	(185,516)	(186,029)	(172,634)	(182,220)
Lease termination charges	(4,408)	—	—	—	—

Operating income (loss)	16,355	40,078	36,448	14,832	(49,514)
Foreign exchange gains (losses), net	(82)	137	874	(383)	176
Interest income	1,022	652	646	514	86
Interest expense	(355)	(411)	(1,244)	(3,475)	(1,986)

Income (loss) from continuing operations before income taxes	16,940	40,456	36,724	11,488	(51,238)
Income tax benefit (expense)	139	(15,170)	(14,139)	(4,423)	19,727

Income (loss) from continuing operations, net of income tax	17,079	25,286	22,585	7,065	(31,511)
Income (loss) from discontinued operations, net of income tax	(9,641)	375	(522)	(1,999)	(4,600)

Income (loss) before cumulative effect of change in accounting principle	7,438	25,661	22,063	5,066	(36,111)
Cumulative effect of change in accounting principle, net of income tax	1,206	—	—	—	—

Net income (loss)	$8,644	$25,661	$22,063	$5,066	$(36,111)

Basic income (loss) per share:
Income (loss) from continuing operations, net of income tax	$0.56	$0.85	$0.78	$0.25	$(1.18)
Income (loss) from discontinued operations, net of income tax	(0.31)	0.01	(0.02)	(0.07)	(0.17)
Cumulative effect of change in accounting principle, net of income tax	0.04	—	—	—	—

Net income (loss)	$0.28	$0.87	$0.76	$0.18	$(1.35)

Diluted income (loss) per share:
Income (loss) from continuing operations, net of income tax	$0.54	$0.82	$0.74	$0.24	$(1.18)
Income (loss) from discontinued operations, net of income tax	(0.31)	0.01	(0.02)	(0.07)	(0.17)
Cumulative effect of change in accounting principle, net of income tax	0.04	—	—	—	—

Net income (loss)	$0.28	$0.83	$0.72	$0.17	$(1.35)

Basic weighted average shares outstanding	30,747	29,656	28,992	28,326	26,686
Diluted weighted average shares outstanding	31,391	30,853	30,633	29,377	26,686
Operating Data:
Number of stores at end of period	648	596	559	551	567
Net sales per gross square foot at period-end (2)	$485	$498	$504	$492	$422
Net sales per average store	$900	$902	$903	$875	$748
Comparable store net sales increase (3)	2%	1%	4%	16%	—
Balance Sheet Data:
Working capital	$98,332	$116,070	$81,255	$55,793	$38,623
Total assets	351,699	302,400	257,868	222,122	247,038
Long-term debt	—	—	—	8,830	16,443
Stockholders’ equity	217,406	200,214	165,929	138,707	129,906

Notes:
(1)	2000 includes 53 weeks.
(2)	Equals retail sales divided by total square feet of store space as of each fiscal year-end.
(3)

A comparable store is one that has been opened for a full 14 months.  Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable stores net sales in fiscal years 2004 through 2001 were calculated on a 52-week basis.

(4)	As restated, see Note 2 of the Notes to the Consolidated Financial Statements.

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

     The following discussion provides information and analysis of our results of operations from fiscal 2002 through fiscal 2004, and our liquidity and capital resources. The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and related notes included elsewhere herein.

Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that, like many other retailers, the period over which it recognized rent expense and amortized tenant allowances was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” (“FTB No. 85-3”) and Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).  As a result, the Company’s consolidated financial statements as of January 31, 2004 and for each of the two fiscal years in the period ended January 31, 2004 have been restated.

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

     With respect to lease incentives such as tenant allowances received from the landlord to cover construction costs incurred, FTB No. 88-1 states that lease incentives should be treated by the Company as a reduction of rental expense and recognized on a straight-line basis over the term of the lease in accordance with FTB No. 85-3.  The Company’s policy related to lease incentives had been to record such incentives as deferred liabilities and amortize them as a reduction to rent expense over the term of the lease which generally coincides with the store opening date, instead of at the time the Company takes physical possession of the property to start construction of leasehold improvements.  This had the effect of excluding the construction period of the stores from the calculation of the period over which lease incentives are amortized.

     For all periods presented herein, the Company determined that investments in auction rate securities should have been classified as marketable securities and not as cash and cash equivalents.  As a result, securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism approximately every 30 days, are now shown as marketable securities.  The purchase and sale of marketable securities previously presented as cash and cash equivalents have been reclassified to investing activities in the Consolidated Statements of Cash Flows.

     See Note 2 in the Notes to the consolidated financial statements of this Annual Report for a summary of the effects of these changes on the Company’s Consolidated Balance Sheet as of January 31, 2004, as well as on the Company’s Consolidated Statements of Income, Cash Flows and Stockholders’ Equity for the fiscal years ended January 31, 2004 and February 1, 2003. See Note 12, “Quarterly Financial Information (Unaudited)” for the effects of these changes on the Company’s quarterly periods for fiscal 2004 and 2003.  The Company intends to amend its Forms 10-Q for the fiscal quarters ended May 1, 2004, July 31, 2004 and October 30, 2004 to reflect the restatement.  The information provided in the following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the effect of these restatements.

General

     The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women under the GYMBOREE®, JANIE AND JACK®, and JANEVILLE™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC™ brand.  As of January 29, 2005, the Company conducted its business through four primary divisions: Gymboree, Janie and Jack, Janeville and Gymboree Play & Music.  As of January 29, 2005, we had 648 stores, including 620 stores in the United States (including 55 Janie and Jack shops and 14 Janeville stores) and 28 stores in Canada.  The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

     Several significant events occurred in or with respect to fiscal 2004 that affected the Company’s business, results of operations and the financial statements for that period, including:

•	The restatement of the Company’s financial statements to correct certain aspects of the Company’s accounting for operating leases, discussed above in “Restatement of Financial Statements”;
•	A charge for discontinued operations due to the shutdown of the Company’s United Kingdom and Ireland operations, discussed in the immediately following paragraph;
•

The costs and timing of expenses related to the relocation of the Company’s headquarters to San Francisco, California, discussed below in “2004 Compared to 2003 – Lease Termination Charges,” and “Liquidity and Capital Resources”;

•	The change in the method of accounting for inventory from the retail to the cost method, discussed below in “Critical Accounting Policies and Estimates – Inventory Valuation”; and
•	The favorable resolution of a Canadian tax audit, discussed below under “2004 Compared to 2003 – Income Taxes”.

     On August 16, 2004, the Board of Directors authorized the Company to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance.  As of October 30, 2004, all such operations had substantially ceased, and all of the stores were closed by November 14, 2004.  The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

     The Company’s net sales for fiscal 2004 increased to $594.5 from $549.3 million in fiscal 2003 and $519.6 million in fiscal 2002.  Our net income totaled $8.6 million in 2004 compared to $25.7 million in 2003 and $22.1 million in 2002.  Comparable store net sales, based on a 52-week period, increased 2% during 2004 versus 2003, 1% during 2003 versus 2002, and 4% during 2002 versus 2001.  We expect that future increases in net sales and net income will be dependent on, among other factors, our ability to reduce product costs in our core Gymboree division and our ability to expand our two new growth concepts, Janie and Jack and Janeville.

     In 2005, we plan to continue to grow our store base, opening approximately 16 Gymboree stores (including approximately 10 outlet stores), 15 to 20 Janie and Jack shops, and 3 Janeville stores.  We also expect to close approximately 6 under-performing Gymboree stores throughout the year.  We are moving aggressively to improve gross margins and reduce product costs in our Gymboree division while maintaining the stylish and high quality garments our customers expect from us.  We expect to begin to see benefits from this initiative in the second half of the year ended January 28, 2006 (“fiscal 2005”).

     We believe that our long-term growth will depend on the development and implementation of new retail concepts, such as Janie and Jack and Janeville, as well as the continued investment in our core retail brand, Gymboree.  As such, we expect to continue to devote time and effort in evaluating, developing, and testing new concepts when we perceive opportunities in the marketplace.  Such efforts inevitably require significant management attention at all phases of the process and, for those concepts that we determine to launch, significant capital expenditures.

     The Company’s year-end is on the Saturday closest to January 31.  Fiscal 2004, 2003 and 2002, which included 52 weeks each, ended on January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Critical Accounting Policies and Estimates

     Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  We identified our most critical accounting policies and estimates to be those related to inventory valuation, asset impairment, workers’ compensation, sales return reserve, income taxes and lease termination charges.

     Inventory Valuation. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and reduce prices to sell merchandise.  We estimate inventory shortage for the period between the last physical count and the balance sheet date.  Our inventory shortage estimate can be affected by changes in merchandise mix and changes in actual shortage trends.  Effective February 1, 2004, the Company elected to change its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis (the “cost method”).  The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated.

     Asset Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value of the assets.  Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life.  For locations to be closed which are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related cost, as appropriate.  Most closures occur upon the lease expiration.  Our estimate of future cash flows is based on our experience, knowledge and occasionally third-party advice or market data.  However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that are difficult to predict.

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

     Income Taxes.   The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”).  SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities.  The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.  The Company is also subject to examination of income tax returns for open years by the Internal Revenue Service and other tax authorities.  The Company periodically assesses the likelihood of adverse outcomes resulting from these examinations, to determine the impact on deferred taxes and income tax liabilities and the adequacy of the provision for income taxes.

     Lease Termination Liabilities (Discontinued Operations). Lease termination liabilities represent costs to terminate lease contracts before the end of their term.  A liability is recognized and measured at its fair value when the Company ceases using the leased property.  If actual lease termination costs exceed our estimates, additional charges may be required in future periods.

     Lease Termination Charge (Corporate Headquarters).  In November 2004, the Company estimated the lease termination charge related to its former corporate headquarters in Burlingame, California, based upon the difference between the terms of the original lease agreement (which had been assumed by the Company’s landlord of its new corporate headquarters in San Francisco, California) and the estimated fair market value of a lease for similar property.

2004 Compared to 2003

Net Sales
     Net retail sales for the fifty-two weeks ended January 29, 2005 increased to $583.2 million from $537.6 million in the fifty-two weeks ended January 31, 2004, an increase of $45.6 million, or 8.5%.  Comparable store sales for the 52-week period increased 2% or $17.1 million over the same 52-week period last year.  This increase was primarily due to an increase in the average transaction value driven by higher average retail sales on a per unit basis as customers responded favorably to the upgraded fashion, embellishments, and fabrication of our garments.  In addition, the number of transactions on a comparable store basis increased due to higher customer traffic.  These increases were partially offset by a decrease in the number of units sold per transaction.  Non-comparable store sales increased $32.6 million primarily due to net store and square footage growth of 52 stores and 122,000 square feet, respectively.  The number of retail stores open at the end of the period was 648, compared to 596 open at the end of fiscal 2003.  The increase in net retail sales includes a $0.9 million increase in shipping income resulting from the increase in our on-line store businesses, a decrease of $4.1 million in sales to off-price retailers as a result of our seasonal clearance strategy whereby markdown merchandise is primarily sold at our retail stores, and an increase of $0.9 million in sales returns and Gymbucks promotional discounts.

     Play & Music net sales for the fifty-two weeks ended January 29, 2005 decreased to $11.3 million from $11.6 million in the fifty-two weeks ended January 31, 2004, a decrease of $0.3 million or 2.6%.  The decrease was primarily due to the closure of 8 company-owned sites as part of the restructuring of our Play & Music business.  We ultimately plan to operate approximately 3 company-owned sites primarily for training purposes.  There were 528 Play & Music sites at the end of the period, compared to 532 at the end of fiscal 2003.

Gross Profit
     Gross profit for the fifty-two weeks ended January 29, 2005 increased to $232.1 million from $225.6 million in the fifty-two weeks ended January 31, 2004, an increase of $6.5 million, or 2.9%.  As a percentage of net sales, gross profit decreased to 39.0% from 41.1% in the same period last year.   The decrease in gross profit as a percentage of net sales was primarily attributable to the incremental investment in our buying infrastructure required to operate multiple concepts, as well as our additional investment in the quality, novelty, and fashion embellishments in our garments.  We expect gross profit as a percentage of net sales to decrease moderately in fiscal 2005, as our initiative to improve product cost will not impact financial results until the latter half of the year.

Selling, General and Administrative Expenses
     Selling, general and administrative expenses (“SG&A”), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased for the fifty-two weeks ended January 29, 2005 to $211.4 million from $185.5 million in the fifty-two weeks ended January 31, 2004.  As a percentage of net sales, SG&A increased to 35.6% in 2004 compared to 33.8% in fiscal 2003.  The increase in SG&A as a percentage of net sales resulted primarily from an increase in costs related to benefits,  corporate marketing and marketing infrastructure.  In addition, SG&A was impacted by increased costs at our distribution facility related to the increase in our on-line businesses and increased unit shipments resulting from store growth.  We expect SG&A as a percentage of net sales to be flat to slightly lower in fiscal 2005, as we are moving aggressively to reduce our expenses.

Lease Termination Charges
     In connection with our move to our new corporate headquarters, our current landlord assumed our obligations under the lease for our previous corporate offices in Burlingame, California.  As a result, lease termination charges of $4.4 million consist of non-cash charges related to the Company’s headquarters relocation in the fourth quarter of fiscal 2004.  Approximately $4.2 million of this amount was recorded as a deferred lease incentive from the Company’s new landlord, which will be amortized over the life of the new corporate office lease as a reduction of rent expense.  See Note 14 of the Notes to the Consolidated Financial Statements.

Foreign Exchange Gains (Losses), Net
     Net foreign exchange losses totaled $82,000 for the fifty-two weeks ended January 29, 2005 compared to net gains of $137,000 for the same period last year.  These gains and losses resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.  The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and inter-company balances.

Interest Income
     Interest income increased to $1.0 million for the fifty-two weeks ended January 29, 2005 from $0.7 million in the same period last year due to interest earned on higher cash and cash equivalents and marketable securities balances during fiscal 2004.

Interest Expense
     Interest expense remained at $0.4 million for the fifty-two weeks ended January 29, 2005, and includes unused line of credit fees and the amortization of prepaid loan fees.

Income Tax
     During fiscal 2004, our effective tax rate for continuing operations was reduced from 36.5% to a benefit of approximately 1% due primarily to the reversal of tax reserves, which was largely attributable to the favorable resolution of a Canadian income tax audit and other matters.  Without the effect of the reversal, our effective tax rate for fiscal 2004 would have been 34.5%.  Our effective tax rate for fiscal 2003 was 37.5%.  See Note 8 of the Notes to Consolidated Financial Statements.

Discontinued Operations
     Losses from the discontinued United Kingdom and Ireland operations were $9.6 million for the fifty-two weeks ended January 29, 2005, and consist of operating results, as well as charges related to asset write-offs, severance, and lease disposition costs.  Income from discontinued operations was $0.4 million for the fifty-two weeks ended January 31, 2004, and consists of operating results from the United Kingdom and Ireland operations.  See Note 4 of the Notes to the Consolidated Financial Statements.

2003 Compared to 2002

Net Sales
     Net retail sales for the fifty-two weeks ended January 31, 2004 increased to $537.6 million from $504.7 million in the fifty-two weeks ended February 1, 2003, an increase of $32.9 million, or 6.5%.  Comparable store sales for the 52-week period increased 1% or $13.0 million over the same 52-week period last year.  The increase in comparable store sales was due to additional product variety offered by Gymboree, including more frequent delivery of new product lines, expanded size options, and a new baby basics line.  The increase was also due to Janie and Jack shops offering more fashion items to accommodate customers’ requests.  These increases were offset by a decrease in comparable store sales from our Gymboree boy business, as our strategy of emphasizing a larger basics product assortment while combining the styling of our baby and kid boy departments, was not successful.  In the fourth quarter of 2003, we returned to offering distinct styling between our baby and kid boy departments and began to rebalance the mix of fashion and basics in our product assortment.  Non-comparable store sales increased $17.1 million primarily due to net store and square footage growth of 37 stores and 78,000 square feet, respectively.  The number of retail stores open at the end of the period was 596, compared to 559 open at the end of fiscal 2002.  The increase in net retail sales includes a $1.3 million increase in shipping income resulting from the increase in our on-line store business, a $2.1 million increase in sales to off-price retailers, and an increase of $0.6 million in sales returns and Gymbucks promotional discounts.

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

Gross Profit
     Gross profit for the fifty-two weeks ended January 31, 2004 increased to $225.6 million from $222.5 million in the fifty-two weeks ended February 1, 2003, an increase of $3.1 million, or 1.4%.  As a percentage of net sales, gross profit decreased to 41.1% from 42.8% in the same period last year.   The decrease in gross profit as a percentage of net sales was primarily attributable to the under-performance of our Gymboree boy business, lower initial markups at Janie and Jack shops, and the weak performance of our Play & Music division due to the factors mentioned above.

Selling, General and Administrative Expenses
     SG&A, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased for the fifty-two weeks ended January 31, 2004 to $185.5 from $186.0 million in the fifty-two weeks ended February 1, 2003, a decrease of $0.5 million or 0.3%.  As a percentage of net sales, SG&A decreased to 33.8% in fiscal 2003 compared to 35.8% in fiscal 2002.  The decrease in SG&A as a percentage of net sales resulted primarily from lower incentive compensation, a decrease in direct mail marketing and lower shipping costs attributable to the consolidation of freight vendors.   This decrease was partially offset by an increase in expenses related to new retail stores opened in fiscal 2003.

Foreign Exchange Gains (Losses), Net
     Net foreign exchange gains totaled $137,000 for the fifty-two weeks ended January 31, 2004 compared to $874,000 for fiscal 2002.  These gains resulted from currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.  The amount of foreign exchange gains or losses is dependent on both monthly currency fluctuations and inter-company balances.

Interest Income
     Interest income increased to $652,000 for the fifty-two weeks ended January 31, 2004 from $646,000 in the same period last year due to interest earned on higher cash and cash equivalent and marketable securities balances on a year-over-year basis.

Interest Expense
     Interest expense of $0.4 million was incurred for the fifty-two weeks ended January 31, 2004, compared to interest expense of $1.2 million for the same period last year.  The decrease was due to lower average borrowings as the Company had no outstanding long-term debt in fiscal 2003.  In fiscal 2003, interest expense included unused line of credit fees and the amortization of prepaid loan fees.  Included in interest expense for fiscal 2002 was $432,000 in prepayment penalties and unamortized loan fees related to the early extinguishment of the Company’s debt.

Income Tax
     The Company’s effective tax rate for continuing operations for fiscal 2003 and 2002 was 37.5% and 38.5%, respectively.  The decrease was due to a lower effective state tax rate.  See Note 8 of the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources
     The combined balances of cash and cash equivalents totaled $30.6 million and $21.6 million at January 29, 2005 and January 31, 2004, respectively.  Marketable securities totaled $30.0 million and $68.0 million at January 29, 2005 and January 31, 2004, respectively.  Working capital as of January 29, 2005 totaled $98.3 million as compared to $116.1 million at January 31, 2004.  The decrease in working capital was primarily due to increased capital expenditures.

     The Company generated cash of $34.6 million from operating activities in fiscal 2004 compared to $57.6 million in fiscal 2003.  The decrease was primarily due to a decrease in net income and an increase in merchandise inventories to support Janie and Jack and Janeville store openings.  The Company used $30.2 million in investing activities in fiscal 2004 compared to $61.0 million in fiscal 2003.  The decrease was primarily due to an increase in proceeds from the sale and maturity of marketable securities of $66.0 million, offset by an increase in capital expenditures of $34.7 million.  Capital expenditures in fiscal 2004 were primarily related to the opening of 61 new domestic stores (24 Gymboree stores, 23 Janie and Jack shops and 14 Janeville stores), the relocation and expansion of 16 Gymboree stores, the relocation of the Company’s corporate headquarters, and information technology improvements.  Capital expenditures in fiscal 2003 were primarily related to the opening of 42 new domestic and Canadian stores (21 Gymboree stores and 21 Janie and Jack shops), the relocation and expansion of 16 Gymboree stores, and information technology improvements.  Cash provided by financing activities was $5.0 million in fiscal 2004 compared to $5.7 million in fiscal 2003, due to proceeds from the exercise of warrants and stock options.

     The Company has an unsecured revolving credit facility for borrowings of up to $70 million (increased from $60 million in August 2004). This credit facility has a three-year term expiring in August 2006, and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit.  The interest rate for each borrowing under the facility will be, at the option of the Company, either a base rate plus an additional marginal rate or the Eurodollar rate plus an additional marginal rate.  The base rate margin was 0.25% and the Eurodollar rate margin was 1.50% as of January 29, 2005.  This credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures.  During the quarter ended January 29, 2005, the Company did not meet one of its financial covenants due to additional rent expense recognized as a result of the lease accounting adjustment discussed in Note 2 of the Notes to the Consolidated Financial Statements.  The bank subsequently provided the Company with a waiver of this covenant violation.  As of January 29, 2005, there were no outstanding borrowings and $46.0 million of documentary and standby letters of credit were outstanding.

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
•

Minimum guaranteed annual payments which exceed amounts earned based on the number of accounts opened and card usage will be recognized as other revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Annual rewards earned will be recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

     As of January 29, 2005, the Company had received $6.0 million in advance payments under the Agreements.  During the fifty-two weeks ended January 29, 2005, the Company recognized approximately $548,000 in new account and credit card usage fees, which are included in Play & Music and other net sales in the accompanying Consolidated Statements of Income.  As of January 29, 2005, $3.8 million in advance payments and $0.1 million in gift card liabilities are included in accrued liabilities, and deferred revenue of $1.3 million is included in other long-term liabilities, in the accompanying Consolidated Balance Sheet.

     In March 2004, the Company signed a lease agreement (the “Lease”) for a new corporate office building in San Francisco, California.  The Lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years.  The Lease requires the Company to provide a $2.4 million standby letter of credit, which the Company may elect to reduce on each anniversary of the Lease commencement.  As part of the Lease, the Company’s new landlord assumed the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such lease.  On November 15, 2004, the Company moved into its new corporate headquarters in San Francisco and ceased use of the Burlingame headquarters.  As a result, the Company recorded a non-cash lease termination charge, before income tax, of $4.2 million in the fourth quart er of fiscal 2004.  At the same time, the same amount was recorded as a deferred lease incentive on the Company’s consolidated balance sheet, which will be amortized over the life of the Lease as a reduction of rent expense.  The Company remains the guarantor on lease agreements for the Burlingame, California offices through the 2006 expiration date.

     We estimate that net capital expenditures during fiscal 2005 will be approximately $30.0 million, and will primarily be used to relocate, remodel or expand 15 Gymboree stores, open 16 new Gymboree stores (including 10 outlet stores), open 15 to 20 new Janie and Jack shops and 3 new Janeville stores ($18.0 million for all stores), as well as to continue the investment in our distribution center, website and systems infrastructure replacement ($12.0 million in total).  The Company’s current plans for Janie and Jack and Janeville will require increasing capital expenditures for store expansions for the next several years.

     We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through 2005.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of January 29, 2005:

Contractual Obligations

($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Stand-by letters of credit	$6,215	$—	$—	$—	$6,215
Operating leases (1):
Minimum rental obligations	49,088	80,791	56,234	104,749	290,862
Other lease required obligations	21,600	34,166	21,086	27,112	103,964
Inventory purchase obligations (2)	72,246	—	—	—	72,246
Other purchase obligations (3)	3,826	1,105	181	—	5,112

Total contractual cash obligations	$152,975	$116,062	$77,501	$131,861	$478,399

(1)	Includes minimum rental obligations and other lease-required expenses such as advertising, utilities, real estate taxes and common area maintenance.
(2)

Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Amounts reflected on the consolidated balance sheets as accounts payable and accrued liabilities are excluded from the table above.

(3)

Unconditional purchase obligations are defined as agreements to purchase goods or services that are enforceable and legally binding on the Company and that specify all significant terms, including (a) fixed or minimum quantities to be purchased; (b) fixed, minimum or variable price provisions; and (c) and the approximate timing of the transaction.  Included in the purchase obligations category above are commitments for capital expenditures, information technology and professional services. Arrangements cancelable without a significant penalty and with short notice (usually 30 to 90 days) and amounts reflected on the consolidated balance sheets as accounts payable and accrued liabilities are excluded from the table above.

The following table reflects a summary of our potential liability under lease guarantees and lease agreements as of January 29, 2005:

Lease Guarantees

($ in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Lease guarantees	$3,543	$3,045	$—	$—	$6,588

     The Company remains liable on lease agreements for its previous Burlingame, California headquarters assigned to its current landlord and for 4 Play & Music sites sold to franchisees.  However, the Company does not believe that the maximum potential amount of future payments under these lease agreements would have a material current or future effect on its liquidity or capital resources.

Recently Issued Accounting Standards

          In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that abnormal expenses be recognized in the current period and also introduces the concept of “normal capacity” to require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal periods beginning December 1, 2005.  The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations, financial position or cash flows.

          In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires companies to record compensation expense based on the fair value of stock-based compensation awards.  Compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The Company plans to adopt SFAS No. 123(R) as of the beginning of the first quarter of fiscal 2006, as required. The Company is currently evaluating the impact adoption of SFAS No. 123(R) will have on its financial condition and results of operations.

Impact of Inflation

     The impact of inflation on results of operations has not been significant in any of the last three fiscal years.

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

     The table below summarizes by major currency the notional amounts and fair values of our open forward foreign exchange contracts in U.S. dollars as of January 29, 2005 and January 31, 2004.

	January 29, 2005

(In thousands except weighted-average rate data)	Notional Amount	Fair Value Gain	Weighted Average Rate

Canadian dollars	$4,004	$57	$0.81

Total	$4,004	$57

	January 31, 2004

(In thousands except weighted-average rate data)	Notional Amount	Fair Value Gain (Loss)	Weighted Average Rate

British pounds sterling	$4,789	$(370)	$1.81
Canadian dollars	4,879	(173)	0.75
Euro	201	2	1.25

Total	$9,869	$(541)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE GYMBOREE CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 29, 2005	January 31, 2004

		(Restated) (Note 2)
ASSETS
Current Assets:
Cash and cash equivalents	$30,599	$21,553
Marketable securities	30,000	68,000
Accounts receivable, net of allowance of $192 and $185	16,547	12,468
Merchandise inventories	97,237	70,674
Income tax receivable	3,554	—
Prepaid expenses	2,994	2,865
Deferred income taxes	3,795	1,144
Current assets of discontinued operations	1,794	8,690

Total current assets	186,520	185,394

Property and Equipment:
Land and buildings	10,375	10,375
Leasehold improvements	144,998	105,185
Furniture, fixtures, and equipment	146,917	133,364

	302,290	248,924
Less accumulated depreciation and amortization	(151,545)	(140,026)

	150,746	108,898
Deferred Income Taxes	12,891	6,855
Lease Rights and Other Assets	1,542	1,253

Total Assets	$351,699	$302,400

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$39,241	$33,318
Income tax payable	—	7,839
Accrued liabilities	41,803	24,563
Current liabilities of discontinued operations	7,144	3,604

Total current liabilities	88,188	69,324

Long-Term Liabilities:
Deferred rent and other liabilities	46,105	32,862

Total Liabilities	134,293	102,186

Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 31,062,066 and 30,203,149 shares issued and outstanding at January 29, 2005 and January 31, 2004, respectively)	66,738	58,460
Retained earnings	150,915	142,271
Accumulated other comprehensive loss	(247)	(517)

Total stockholders’ equity	217,406	200,214

Total Liabilities and Stockholders’ Equity	$351,699	$302,400

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended

	January 29, 2005	January 31, 2004	February 1, 2003

		(Restated) (Note 2)	(Restated) (Note 2)
Net sales:
Retail	$583,178	$537,625	$504,679
Play & Music and Other	11,300	11,647	14,940

Total net sales	594,478	549,272	519,619
Cost of goods sold, including buying and occupancy expenses	(362,356)	(323,678)	(297,142)

Gross profit	232,122	225,594	222,477
Selling, general and administrative expenses	(211,359)	(185,516)	(186,029)
Lease termination charges	(4,408)	—	—

Operating income	16,355	40,078	36,448
Foreign exchange gains (losses), net	(82)	137	874
Interest income	1,022	652	646
Interest expense	(355)	(411)	(1,244)

Income from continuing operations before income tax	16,940	40,456	36,724
Income tax benefit (expense)	139	(15,170)	(14,139)

Income from continuing operations, net of income tax	17,079	25,286	22,585
Income (loss) from discontinued operations, net of income tax	(9,641)	375	(522)

Income before cumulative effect of change in accounting principle	7,438	25,661	22,063
Cumulative effect of change in accounting principle, net of income tax	1,206	—	—

Net income	$8,644	$25,661	$22,063

Basic per share amounts:
Income from continuing operations, net of income tax	$0.56	$0.85	$0.78
Income (loss) from discontinued operations, net of income tax	(0.31)	0.01	(0.02)
Cumulative effect of change in accounting principle, net of income tax	0.04	—	—

Net income	$0.28	$0.87	$0.76

Diluted per share amounts:
Income from continuing operations, net of income tax	$0.54	$0.82	$0.74
Income (loss) from discontinued operations, net of income tax	(0.31)	0.01	(0.02)
Cumulative effect of change in accounting principle, net of income tax	0.04	—	—

Net income	$0.28	$0.83	$0.72

Weighted average shares outstanding:
Basic	30,747	29,656	28,992
Diluted	31,391	30,853	30,633

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended

	January 29, 2005	January 31, 2004	February 1, 2003

		(Restated) (Note 2	(Restated) (Note 2
Cash Flows from Operating Activities:
Net income	$8,644	$25,661	$22,063
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) from discontinued operations, net of income tax	9,641	(375)	522
Cumulative effect of change in accounting principle, net of income tax	(1,206)	—	—
Depreciation and amortization	27,763	25,966	24,986
Provision (benefit) for deferred income taxes	(8,686)	1,108	12,286
Non-cash compensation expense	13	—	303
Loss on disposal of property and equipment	603	346	829
Tax benefit from exercise of stock options	3,306	2,687	1,592
Change in assets and liabilities:
Accounts receivable	(4,067)	(5,148)	(363)
Merchandise inventories	(28,154)	(10,700)	510
Prepaid expenses and other assets	(534)	4,753	1,143
Accounts payable	5,828	6,243	6,760
Income tax payable	(9,586)	(4,782)	8,399
Accrued liabilities	15,190	1,528	5,156
Deferred rent and other liabilities	13,385	7,542	(1,634)

Net cash provided by operating activities of continuing operations	32,140	54,829	82,552
Net cash provided by operating activities of discontinued operations	2,476	2,769	1,761

Net cash provided by operating activities	34,616	57,598	84,313

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	677,455	442,850	85,450
Purchases of marketable securities	(639,455)	(470,850)	(125,450)
Capital expenditures	(68,384)	(33,695)	(25,712)
Proceeds from sale of assets	172	665	99

Net cash used in investing activities	(30,212)	(61,030)	(65,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	4,959	5,687	3,707
Payments on long term debt	—	—	(9,515)

Net cash provided by (used in) financing activities	4,959	5,687	(5,808)

Net Increase in Cash and Cash Equivalents	9,363	2,255	12,892
Effect of exchange rate fluctuations on cash	(317)	(1,330)	(693)
CASH AND CASH EQUIVALENTS:
Beginning of Year	21,553	20,628	8,429

End of Year	$30,599	$21,553	$20,628

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$12,451	$16,520	$7,874
Refunds received during the year for income taxes	$(33)	$(28)	$(16,528)
Cash paid during the year for interest	$115	$182	$1,077

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 29, 2005, JANUARY 31, 2004 AND FEBRUARY 1, 2003
(Dollars in thousands)

			Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total	Total Comprehensive Income / (Loss)
	Common Stock

	Shares	Amount

BALANCE AT FEBRUARY 2, 2002 (Previously reported)	28,691,746	$29	$44,455	$98,269	$(324)	$142,429
Prior period adjustment (Note 2)				(3,722)		(3,722)

BALANCE AT FEBRUARY 2, 2002 (Restated, Note 2)	28,691,746	29	44,455	94,547	(324)	138,707
Issuance of common stock under stock option and purchase plans	499,166	—	3,609			3,609
Stock based compensation under purchase plan			303			303
Issuance of common stock under exercise of stock warrants	32,829	—	98			98
Tax benefit from exercise of stock options			1,592			1,592
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax					(443)	(443)	$(443)
Net income (Restated, Note 2)				22,063		22,063	22,063

Comprehensive income							$21,620

BALANCE AT FEBRUARY 1, 2003 (Restated, Note 2)	29,223,741	29	50,057	116,610	(767)	165,929
Issuance of common stock under stock option and purchase plans	850,665	1	5,461			5,462
Issuance of common stock under exercise of stock warrants	128,743	—	225			225
Tax benefit from exercise of stock options			2,687			2,687
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax					250	250	$250
Net income (Restated, Note 2)				25,661		25,661	25,661

Comprehensive income							$25,911

BALANCE AT JANUARY 31, 2004 (Restated, Note 2)	30,203,149	30	58,430	142,271	(517)	200,214
Issuance of common stock under stock option and purchase plans	858,917	1	4,958			4,959
Stock based compensation			13			13
Tax benefit from exercise of stock options			3,306			3,306
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax					270	270	$270
Net income				8,644		8,644	8,644

Comprehensive income							$8,914

BALANCE AT JANUARY 29, 2005	31,062,066	$31	$66,707	$150,915	$(247)	$217,406

See notes to the consolidated financial statements

THE GYMBOREE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of the Business
     The Gymboree Corporation is an international specialty retailer operating stores selling high quality apparel and accessories for women and children, as well as play programs for children.  As of January 31, 2004, the Company conducted its business through four primary divisions: Gymboree, Janie and Jack, Janeville, and Gymboree Play & Music.  The Company operates two reportable segments, retail stores and Play & Music and Other (See Note 11).  As of January 29, 2005, the Company’s retail segment operated 648 stores, including 551 Gymboree stores, 55 Janie and Jack shops and 14 Janeville stores in the United States, and 28 Gymboree stores in Canada, as well as on-line stores at www.gymboree.com and www.janieandjack.com.

     Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children ages newborn to 5 years old through sight, touch, sound and movement.  As of January 29, 2005, Gymboree Play & Music programs included 7 company-operated play centers in California and 521 franchisee-operated play centers, of which approximately 62% are located in the United States and the remaining 38% are located in other countries.

Fiscal Year
     The Company’s year-end is on the Saturday closest to January 31.  Fiscal 2004, 2003 and 2002, which included 52 weeks each, ended on January 29, 2005, January 31, 2004 and February 1, 2003, respectively.

Basis of Presentation
     The consolidated financial statements include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (the “Company”).  All significant inter-company balances and transactions have been eliminated.

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

Marketable Securities
     Marketable securities consist of auction rate securities, which the Company normally liquidates within 35 days of purchase in an auction process.  These securities are held as available-for-sale.  Unrealized gains and losses were not material as of January 29, 2005 and January 31, 2004.

Accounts Receivable
     The majority of the Company’s accounts receivable are due from major credit card companies and are collected within 5 days.  Also included in accounts receivable are amounts due from Play & Music franchisees for royalties and consumer product sales, as well as amounts due from landlord construction allowances.  Royalties are due within 30 days of each quarter-end and receivables from consumer product sales are generally due upon shipment.  Construction allowance receivable due dates vary.  The Company estimates its allowance by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history.

Concentrations
     Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, cash balances held at financial institutions are in excess of federally insured limits.

Estimated Fair Value of Financial Instruments
     The carrying value of cash and cash equivalents, marketable securities, receivables, and payables approximates their estimated fair values due to the short maturities of these instruments.

Merchandise Inventories
     Merchandise inventories are recorded under the lower of cost or market method, determined on a weighted average basis.

Property and Equipment
     Property and equipment are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 10 years, except for the distribution center in Dixon, California, which has a useful life of 39 years.  Leasehold improvements, which include internal payroll costs for employees fully dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which range from 10 to 25 years, or the estimated useful lives of the improvements.  Software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized using the straight-line method based on an estimated useful life of 3 to 5 years.  Construction in progress was $7.2 million and $14.3 million as of January 29, 2005 and January 31, 2004, respectively.

Asset Impairment
     Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets.  Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life.  For locations to be closed, which are under long-term leases, a charge is recorded for lease buyout expenses or the difference between the rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate.  Most closures occur upon the lease expiration.  The estimate of future cash flows is based on historical experience, knowledge and typically third-party advice or market data.  However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

Capitalized Interest
     The Company capitalizes interest as a component of the cost of property and equipment constructed for its own use.  In  2004, 2003, and 2002, capitalized interest totaled $0, $0, and $264,000, respectively.  Capitalized interest is amortized over the estimated useful lives of the related self-constructed assets.

Income Taxes
     The Company computes income taxes using the asset and liability method.  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of our assets and liabilities.  A valuation allowance is recorded when it is deemed more likely than not that a deferred tax asset will not be realized.

Lease Rights
     Lease rights are costs incurred to acquire the right to lease a specified property and are recorded at cost and amortized over the life of the lease, starting at the time we take physical possession of the property.

Rent Expense
     Many of the Company’s operating leases contain free rent periods and predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease, starting at the time we take physical possession of the property.

Construction Allowance
     As part of many lease agreements, the Company receives construction allowances from landlords.  The construction allowances are deferred and amortized as a reduction of rent expense on a straight-line basis over the life of the lease, starting at the time we take physical possession of the property.  Construction allowances of $14,039,000, $2,792,000 and $840,000 were granted in 2004, 2003 and 2002, respectively, and are included in deferred rent and other liabilities.

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

Revenue Recognition
     Revenue is recognized at the point of sale in retail stores.  Web store revenue is recorded when the merchandise is delivered to the customer.  Sales are presented net of a sales return reserve.  Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold.  The Company also sells gift cards in its retail store locations and through its websites.  Revenue is recognized in the period that the gift card is redeemed.  Customers may earn Gymbucks coupons and redeem them for merchandise at a discount during the redemption period.  The Company records a reserve for outstanding coupons if the earnings and redemption periods fall within different accounting periods.

     At times, the Company liquidates obsolete inventory through sales to off-price retailers and donations to charity.  Proceeds from sales to off-price retailers generally approximate the cost of inventory and are recognized at the time of shipment.  Such proceeds are recorded as other net sales in the accompanying consolidated statements of income and approximated $0.1 million, $4.3 million and $2.4 million in fiscal 2004, 2003 and 2002, respectively.

     For the Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or a note payable, the franchisee has fully executed a franchise agreement and the Company has substantially completed its obligations under such agreement.  The Company receives a royalty of 6% of each domestic franchisee’s gross receipts from operations and up to 20% of the fees paid by international sub-franchisees to the master franchisee.  Such royalty fees are recorded when earned and are due from the franchisees 30 days following the close of each quarter.  The Company also recognizes revenues from consumer products sold to franchisees for resale at the time the products are shipped to the franchisees.

Stock-Based Compensation
     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  Had the Company recorded compensation expense or income for its stock option plans and the Purchase Plan, which are described more fully in Note 9, based on the fair value method consistent with the method of Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) as amended by SFAS No. 148, net income and income per share would have been as follows:

	Year Ended

	January 29, 2005	January 31, 2004	February 1, 2003

	(In thousands, except per share data)
Net income, as reported	$8,644	$25,661	$22,063
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	13	—	186
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(4,877)	(3,661)	(2,889)

Pro forma net income	$3,780	$22,000	$19,360

Basic income per share
As reported	$0.28	$0.87	$0.76
Pro forma	0.12	0.74	0.67
Diluted income per share
As reported	$0.28	$0.83	$0.72
Pro forma	0.12	0.71	0.63

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

     The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Year Ended

	January 29, 2005	January 31, 2004	February 1, 2003

	(In thousands)
Shares used to compute basic EPS	30,747	29,656	28,992
Add: effect of dilutive securities	644	1,197	1,641

Shares used to compute diluted EPS	31,391	30,853	30,633

     Options and warrants to purchase weighted average shares totaling approximately 2,975,005, 1,769,349 and 881,165 in fiscal 2004, 2003 and 2002, respectively, were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Recently Issued Accounting Standards
     In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  This statement requires that abnormal expenses be recognized in the current period and also introduces the concept of “normal capacity” to require the allocation of fixed production overhead to inventory based on the normal capacity of the production facilities.  SFAS No. 151 is effective for fiscal periods beginning December 1, 2005.  The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations, financial position or cash flows.

     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires companies to record compensation expense based on the fair value of stock-based compensation awards.  Compensation expense will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period).  The Company plans to adopt SFAS No. 123(R) as of the beginning of the first quarter of fiscal 2006, as required. The Company is currently evaluating the impact adoption of SFAS No. 123(R) will have on its financial condition and results of operations.

Foreign Exchange Exposure Management

     The Company has an international subsidiary selling product in its local currency, which was purchased in US dollars.  To protect product margins as well as foreign currency payables and receivables, the Company has a policy of hedging forecasted and existing foreign currency risk with forward contracts that expire within 12 months.  These forward contracts are employed to eliminate, reduce, or transfer selected foreign currency risks that can be identified and quantified.  Hedges of anticipated transactions are designated and documented at inception as cash flow hedges and evaluated for effectiveness at least quarterly.  The critical terms of the forward contract and the underlying transaction are matched at inception, and ongoing effectiveness is calculated by comparing the cumulative change in the forward contract’s fair value to the cumulative change in fair value of the defined exposure, with the effective portion of the highly effective hedges accumulated in Other Comprehensive Income (OCI).  Any residual changes in the fair value of the instruments are recognized immediately in Other Income and Expense.  An immaterial amount of ineffectiveness was recognized in fiscal 2004, 2003 and 2002.

     Amounts in Accumulated OCI related to hedged inventory purchases are reclassified to Cost of Goods Sold  (“COGS”) based on inventory turns.  The net unrealized loss on cash flow hedges in accumulated OCI as of January 29, 2005, before tax effect, was approximately $71,000, and is expected to be recognized into COGS within the next 12 months.

     With the closure of the United Kingdom and Ireland operations, the original forecasted inventory purchases did not occur, and as a result the Company discontinued its cash flow hedges related to those purchases.  Accordingly, net losses of $31,000 were reclassified from accumulated OCI into earnings.

     The following table summarizes activity in OCI related to the Company’s hedging activities during the period from February 2, 2002 through January 29, 2005 (in thousands).

Accumulated net gains on cash flow hedges at February 2, 2002	$69
Unrealized net losses on cash flow hedges	(1,662)
Recognition of net losses on cash flow hedges to COGS	583

Accumulated net losses on cash flow hedges at February 1, 2003	(1,010)
Unrealized net losses on cash flow hedges	(1,669)
Recognition of net losses on cash flow hedges to COGS	1,817

Accumulated net losses on cash flow hedges at January 31, 2004	(862)
Unrealized net losses on cash flow hedges	(198)
Recognition of net losses on cash flow hedges to COGS	989

Accumulated net losses on cash flow hedges at January 29, 2005	$(71)

2.  Restatement of Financial Statements

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”). The Company’s management subsequently initiated a review of its lease-related accounting practices and determined that, like many other retailers, the period over which it recognized rent expense and amortized tenant allowances was not in accordance with Financial Accounting Standards Board (“FASB”) Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” (“FTB No. 85-3”) and Technical Bulletin No. 88-1 “Issues Relating to Accounting for Leases” (“FTB No. 88-1”).  As a result, the Company’s consolidated financial statements as of January 31, 2004 and for each of the two fiscal years in the period ended January 31, 2004 have been restated.

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

     For all periods presented herein, the Company determined that investments in auction rate securities should have been classified as marketable securities and not as cash and cash equivalents.  As a result, securities that have stated maturities beyond three months, but are priced and traded as short-term investments due to the liquidity provided through the interest rate reset mechanism approximately every 30 days, are now shown as marketable securities.  The purchase and sale of marketable securities previously presented as cash and cash equivalents have been reclassified to investing activities in the Consolidated Statements of Cash Flows.

     See Note 12, “Quarterly Financial Information (Unaudited)” for the effects of these changes on the Company’s quarterly periods for Fiscal 2004 and 2003.

     The Company restated and reclassified its Consolidated Financial Statements for each of the fiscal years ended January 31, 2004 and February 1, 2003 in this report.  The following tables present a summary of the significant effects of these restatements and reclassifications on the Company’s Consolidated Balance Sheet as of January 31, 2004, Consolidated Statements of Income for the fiscal years ended January 31, 2004 and February 1, 2003, and Consolidated Statements of Stockholders’ Equity for the fiscal years ended February 1, 2003:

	Consolidated Balance Sheet

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

	(In thousands)
Fiscal year ended January 31, 2004
Cash and cash equivalents	$89,553	$—	$(68,000)	$21,553
Matketable securities	—	—	68,000	68,000
Accounts receivable	11,456	(288)	1,300	12,468
Current assets of discontinued operations	—	8,549	141	8,690
Deferred income taxes (long-term)	4,607	—	2,248	6,855
Total assets	298,711	—	3,689	302,400
Current liabilities of discontinued operations	—	2,926	678	3,604
Deferred rent and other liabilities	26,644	(327)	6,545	32,862
Retained earnings	145,805	—	(3,534)	142,271
Total stockholders’ equity	203,748	—	(3,534)	200,214

	Consolidated Statements of Income

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

	(In thousands, except per share data)
Fiscal year ended January 31, 2004
Cost of goods sold, including buying and occupancy expenses	$(343,200)	$19,892	$(370)	$(323,678)
Income tax expense	(15,423)	114	139	(15,170)
Income from discontinued operations	—	189	186	375
Net income	25,706	—	(45)	25,661
Net income per share:
Basic	$0.87	$—	$—	$0.87
Diluted	$0.83	$—	$—	$0.83
Fiscal year ended February 1, 2003
Cost of goods sold, including buying and occupancy expenses	$(319,093)	$21,761	$190	$(297,142)
Income tax expense	(13,666)	(400)	(73)	(14,139)
Loss from discontinued operations	—	(638)	116	(522)
Net income	21,830	—	233	22,063
Net income per share:
Basic	$0.75	$—	$0.01	$0.76
Diluted	$0.71	$—	$0.01	$0.72

	Consolidated Statements of Cash Flows

	As Previously Reported	Reclassifications*	Restatement Adjustments	As Restated

	(In thousands)
Fiscal year ended January 31, 2004
Net cash used in investing activities	$(33,353)	$323	$(28,000)	$(61,030)
Fiscal year ended February 1, 2003
Net cash used in investing activities	$(25,827)	$214	$(40,000)	$(65,613)

*     In the third quarter of fiscal 2004, the Company reclassified the assets, liabilities and results of operations of its United Kingdom and Ireland operations to discontinued operations for all periods presented.

3.  Change in Accounting Principle

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

4.  Discontinued Operations

     On August 16, 2004, the Board of Directors authorized the Company to proceed with the closure of its United Kingdom and Ireland operations (22 stores and one distribution center), as a result of their continued poor financial performance.  As of October 30, 2004, substantially all such operations had ceased, and all of the stores were closed by November 14, 2004.  The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

     Net sales and net income (loss) from discontinued operations were as follows:

	Year Ended

	January 29, 2005	January 31, 2004	February 1, 2003

	(In thousands)
Net retail sales	$23,574	$28,721	$29,369

Income (loss) from discontinued operations	$(14,931)	$600	$(849)
Income tax benefit (expense)	5,290	(225)	327

Income (loss) from discontinued operations, net of income taxes	$(9,641)	$375	$(522)

     Fiscal 2004 loss from discontinued operations was comprised primarily of lease disposition costs of $7.9 million, asset write-offs of $1.7 million and severance of $0.8 million. Approximately $5.6 million of lease disposition accruals are included in current liabilities of discontinued operations as of January 29, 2005.

5.  Commitments and Contingencies

     The Company is subject to various legal proceedings and claims arising in the ordinary course of business.  Management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

     The Company leases its store locations, corporate Play & Music sites, corporate headquarters, and certain fixtures and equipment under operating leases.  The leases expire at various dates through fiscal 2019. Store leases typically provide for payment by the Company of operating expenses, real estate taxes and additional rent based on a percentage of sales if a specified sales target is exceeded.   Furthermore, a majority of the store leases allow the Company to vacate after a stipulated period.

     Future minimum lease payments under operating leases at January 29, 2005 are as follows:

Fiscal	(In thousands)

2005	$70,688
2006	62,476
2007	52,481
2008	43,087
2009	34,233
Later years	131,861

Total	$394,826

     Rent expense for all operating leases totaled $70.9 million, $61.0 million, and $55.4 million in fiscal 2004, 2003, and 2002, respectively, which includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $23.2 million, $20.7 million, and $18.9 million for fiscal 2004, 2003, and 2002, respectively.

     The Company remains liable on lease agreements for its previous Burlingame, California headquarters assigned to its current landlord and for 4 Play & Music sites sold to franchisees.  However, the Company does not believe that the maximum potential amount of future payments under these lease agreements would have a material current or future effect on its liquidity or capital resources.  The following table reflects a summary of our potential liability under lease guarantees and lease agreements as of January 29, 2005:

Lease Guarantees
($ in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total

Lease guarantees	$3,543	$3,045	$—	$—	$6,588

6.  Borrowing Arrangements

     The Company has an unsecured revolving credit facility for borrowings of up to $70 million (increased from $60 million in August 2004). This credit facility has a three-year term expiring in August 2006, and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit.  The interest rate for each borrowing under the facility will be, at the option of the Company, either a base rate plus an additional marginal rate or the Eurodollar rate plus an additional marginal rate.  The base rate margin was 0.25% and the Eurodollar rate margin was 1.50% as of January 29, 2005.  This credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures.  During the quarter ended January 29, 2005, the Company did not meet one of its financial covenants due to additional rent expense recognized as a result of the lease accounting adjustment discussed in Note 2 of the Notes to the Consolidated Financial Statements.  The bank subsequently provided the Company with a waiver of this covenant violation.  As of January 29, 2005, there were no outstanding borrowings and $46.0 million of documentary and standby letters of credit outstanding.

     Total interest expense charged to operations during fiscal 2004, 2003, and 2002 was approximately $0.4 million, $0.4 million, and $1.2 million, respectively.

7.  Accrued Liabilities

     Accrued liabilities consist of the following:

	January 29, 2005	January 31, 2004

	(In thousands)
Store operating expenses and other	$21,107	$12,160
Employee compensation	8,183	6,227
Store credits and gift cards	6,583	4,594
Deferred revenue related to Gymboree Visa	3,824	—
Sales taxes	2,106	1,582

Total	$41,803	$24,563

8.    Income Taxes

The provision for income taxes consists of the following:

Provision (benefit) for continuing operations	2004	2003	2002

	(In thousands)
Current:
Federal	$10,664	$13,712	$(3,083)
State taxes	352	453	4,584
Foreign	(3,430)	10	13

Total current	7,586	14,175	1,514

Deferred:
Federal	(7,170)	(313)	14,812
State	(555)	1,308	(2,187)

Total deferred	(7,725)	995	12,625

Total provision (benefit)	$(139)	$15,170	$14,139

Total provision (benefit):
Continuing operations	$(139)	$15,170	$14,139
Discontinued operations	(5,290)	225	(327)
Cumulative effect of change in accounting principle	727	—	—

	$(4,702)	$15,395	$13,812

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for continuing operations is as follows:

	2004	2003	2002

Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	(0.8)	2.8	4.2
Tax exempt interest	(1.2)	(0.1)	—
Enhanced contribution deduction	(2.0)	(0.6)	(0.5)
Net adjustment to tax accruals (primarily favorable resolution of Canadian income tax audit)	(34.6)	(0.9)	—
Other	2.8	1.3	(0.2)

Effective tax rate	(0.8)%	37.5%	38.5%

     The amount of pre-tax income attributable to foreign operations for fiscal 2004, 2003, and 2002 was $3.2 million, $1.6 million, and $2.8 million, respectively.

     Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:

	January 29, 2005	January 31, 2004

	(In thousands)
Deferred tax assets:
Uniform capitalization costs	$1,696	$1,260
Deferred revenue	2,126	2,340
Accrued reserves	4,194	890
Deferred rent	7,550	5,021
Net operating loss carryovers	3,663	3,751
Fixed asset basis differences	2,459	—
Cash flow hedges	28	323
Other	638	922

	22,354	14,507

Deferred tax liabilities:
Prepaid expenses	(1,155)	(990)
State taxes	(850)	(258)
Fixed asset basis differences	—	(2,260)

	(2,005)	(3,508)
Total	20,349	10,999
Valuation allowance	(3,663)	(3,000)

Net deferred tax assets	$16,686	$7,999

     Using its best estimates, the Company has recorded a valuation allowance of $3.7 million at January 29, 2005 on certain of its state deferred tax assets as it is more likely than not that they will not be realized.  As of January 29, 2005, the Company has state net operating loss carryovers of approximately $91 million for tax purposes, which are fully reserved for book purposes.  These net operating loss carryovers will expire between 2005 and 2018.  The utilization of such net operating losses may be subject to a substantial annual limitation due to any future “changes in ownership” as defined by provision of Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions.  Should the Company become subject to this annual limitation, it may result in the expiration of the net operating loss before utilization.

9.    Stockholders’ Equity

Stock Plans

Equity Incentive Plan

     The Company’s 2004 Equity Incentive Plan (the “2004 Plan”), provides for grants to team members of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, for grants of non-statutory stock options to team members, consultants and non-employee directors of the Company and for grants of other types of equity incentive compensation, such as restricted stock.  There are 2,550,122 shares of common stock currently reserved for issuance under the 2004 Plan.  The 2004 Plan also provides that up to 4,087,386 shares subject to outstanding awards under the Company’s 1993 Stock Option Plan and the 2002 Stock Incentive Plan (collectively, the “Prior Plans”) that cease to be subject to such awards (other than by reason of exercise), will become available for issuance under the 2004 Plan.  No further awards may be granted under the Prior Plans.  Options granted pursuant to the 2004 Plan and the Prior Plans have been granted at exercise prices equal to the fair market value of common stock on the date of grant.  The options have a term of either five or ten years and generally vest over a four-year period.  There were 1,353,122 shares available for the grant of options under the 2004 Plan at January 29, 2005.

     The following table summarizes all stock option transactions for the three years ended January 29, 2005:

	Shares Outstanding	Weighted Average Exercise Price

	(Shares in thousands)
Balance, February 2, 2002	4,092	$8.85
Options granted	1,492	17.09
Options exercised	(432)	6.89
Options canceled	(426)	11.38

Balance, February 1, 2003	4,726	11.40
Options granted	1,432	15.88
Options exercised	(797)	5.95
Options canceled	(453)	16.25

Balance, January 31, 2004	4,908	13.15
Options granted	1,754	13.59
Options exercised	(793)	5.29
Options canceled	(635)	17.39

Balance, January 29, 2005	5,234	$13.98

     The following table summarizes information about stock options outstanding at January 29, 2005:

Options Outstanding						Options Exercisable

Range of Exercisable Prices			Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at January 29, 2005	Weighted Average Exercise Price

$ 2.81	to	$5.75	582,843	6.1	$5.30	505,010	$5.23
5.81	to	8.25	237,682	5.6	8.07	236,452	8.08
8.38	to	11.66	901,719	9.6	11.56	72,830	10.51
11.67	to	13.85	555,240	7.6	12.74	320,859	12.68
13.98	to	15.70	466,353	8.2	15.01	207,624	15.23
15.73	to	15.76	909,360	8.6	15.76	264,665	15.76
15.80	to	17.02	634,923	8.9	16.82	164,728	16.81
17.07	to	17.55	105,750	8.7	17.26	26,951	17.20
17.57	to	18.50	621,996	7.6	18.48	372,622	18.49
18.75	to	36.63	218,395	2.9	24.36	204,883	24.69

$ 2.81	to	$36.63	5,234,261	7.9	$13.98	2,376,624	$13.42

1993 Employee Stock Purchase Plan

     We have reserved a total of 875,278 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”).  The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower.  The Purchase Plan has been suspended, effective as of July 1, 2005.  Unless terminated earlier, the Purchase Plan will terminate in 2013.  There were 65,883, 53,484, and 66,966 shares issued under the Purchase Plan in fiscal 2004, 2003, and 2002, respectively.  In fiscal 2002, the Company recorded $303,000 of compensation expense related to the Purchase Plan.

Additional Stock Plan Information

     The pro-forma disclosures required by SFAS No. 123 are included in Note 1.  The per share weighted average fair values of options granted during fiscal 2004, 2003, and 2002 were $5.47, $6.16, and $8.40, respectively.  The fair value of option grants and shares issued under the Purchase Plan are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended

	January 29, 2005	January 31, 2004	February 1, 2003

Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	47.0%	46.0%	59.0%
Risk-free interest rate	2.6%	2.6%	3.0%
Expected lives (yrs.)	4.0	4.0	4.3

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

10.   401(k) Plan

     The Company maintains a voluntary defined contribution 401(k) profit sharing plan (the “Plan”) covering all team members who have met certain service and eligibility requirements.  Employees may elect to contribute up to 20% of their compensation to the Plan, not to exceed the dollar limit set by law.  The Company matches $1.00 to the Plan for each $1.00 contributed by a team member, up to 3% of the team member’s salary.  The Plan permits team members to invest in the Company’s common stock with a limitation of 20% of their total investment.  There are no trading restrictions for the team members.  Matching contributions to the Plan totaled $1,082,000, $307,000, and $266,000 in 2004, 2003, and 2002, respectively.

11.   Segments

     The Company operates two reportable segments, retail stores and Play & Music and Other.  Corporate overhead and income taxes are included in the retail stores segment.  The following table provides the summary financial data of each reportable segment, excluding discontinued operations (in thousands):

	Year ended January 29, 2005

	Retail Stores	Play & Music and Other	Total

Net sales	$583,178	$11,300	$594,478
Depreciation and amortization	(27,264)	(499)	(27,763)
Operating income	15,022	1,333	16,355
Total assets	344,039	5,866	349,905
Capital expenditures	68,040	344	68,384

	Year ended January 31, 2004

	Retail Stores	Play & Music and Other	Total

Net sales	$537,625	$11,647	$549,272
Depreciation and amortization	(25,461)	(505)	(25,966)
Operating income	38,757	1,321	40,078
Total assets	288,454	5,256	293,710
Capital expenditures	33,512	183	33,695

	Year ended February 1, 2003

	Retail Stores	Play & Music and Other	Total

Net sales	$504,679	$14,940	$519,619
Depreciation and amortization	(24,380)	(606)	(24,986)
Operating income	34,051	2,397	36,448
Total assets	242,776	8,010	250,786
Capital expenditures	25,609	103	25,712

     Net retail sales from our Canadian subsidiary amounted to $23.9 million, $23.1 million, and $21.0 million in fiscal 2004, 2003, and 2002, respectively.  Long-lived assets held by our Canadian subsidiary amounted to $3.0 million, $3.0 million, and $2.3 million as of January 29, 2005, January 31, 2004, and February 1, 2003, respectively.

12.   Quarterly Financial Information (Unaudited)

     The quarterly financial information presented below are derived from the Consolidated Statements of Income and have been restated to reflect the adjustments discussed in Note 2 to the Consolidated Financial Statements.

	2004 Quarter Ended

	May 1, 2004		July 31, 2004	October 30, 2004	January 29, 2005		2004 Total

	(In thousands, except per share amounts)
Net sales
Retail	$144,448		$113,399	$152,619	$172,712		$583,178
Play & Music and Other	2,667		2,585	2,989	3,059		11,300

Total net sales	147,115		115,984	155,608	175,771		594,478
Gross profit (as previously reported)	63,078		42,433	62,809		*		*
Gross profit (as restated, see Note 2)	62,357		41,228	61,664	66,873		232,122
Operating income (loss) (as previously reported)	12,475		(4,642)	8,503		*		*
Operating income (loss) (as restated, see Note 2)	11,754		(5,847)	7,358	3,090		16,355
Net income (loss) (as previously reported)	9,679	(1)	(3,166)	5,491		*		*
Net income (loss) (as restated, see Note 2)	9,232	(1)	(3,949)	4,172	(811)		8,644
Basic income (loss) per share (as previously reported)	0.32	(1)	(0.10)	0.18		*		*
Basic income (loss) per share (as restated, see Note 2)	0.30	(1)	(0.13)	0.14	(0.03)		0.28
Diluted income (loss) per share (as previously reported)	0.31	(1)	(0.10)	0.18		*		*
Diluted income (loss) per share (as restated, see Note 2)	0.29	(1)	(0.13)	0.13	(0.03)		0.28

* Not previously reported
(1) Includes cumulative effect of accounting change of $1,206,000 or $0.04 per basic and diluted income per share.

	2003 Quarter Ended

	May 3, 2003	August 2, 2003	November 1, 2003	January 31, 2004	2003 Total

	(In thousands, except per share amounts)
Net sales
Retail	$128,653	$104,118	$140,864	$163,990	$537,625
Play & Music and Other	3,373	2,734	2,894	2,646	11,647

Total net sales	132,026	106,852	143,758	166,636	549,272
Gross profit (as previously reported)	56,821	39,604	60,403	68,637	225,465
Gross profit (as restated, see Note 2)	56,876	39,475	60,186	69,057	225,594
Operating income (loss) (as previously reported)	11,893	(1,919)	13,673	16,302	39,949
Operating income (loss) (as restated, see Note 2)	11,948	(2,048)	13,456	16,722	40,078
Net income (loss) (as previously reported)	7,261	(1,059)	8,315	11,189	25,706
Net income (loss) (as restated, see Note 2)	7,312	(1,106)	8,276	11,179	25,661

Basic income (loss) per share (as previously reported)	0.25	(0.04)	0.28	0.37	0.87
Basic income (loss) per share (as restated, see Note 2)	0.25	(0.04)	0.28	0.38	0.87
Diluted income (loss) per share (as previously reported)	0.24	(0.04)	0.27	0.36	0.83
Diluted income (loss) per share (as restated, see Note 2)	0.24	(0.04)	0.27	0.36	0.83

13.   Co-Branded Credit Card

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

     As of January 29, 2005, the Company had received $6.0 million in advance payments under these Agreements.  During the fifty-two weeks ended January 29, 2005, the Company recognized approximately $548,000 in new account and credit card usage fees, which are included in Play & Music and Other net sales in the consolidated statements of income.  As of January 29, 2005, $3.8 million in advance payments and $0.1 million in gift card liabilities are included in accrued liabilities, and deferred revenue of $1.3 million is included in other long-term liabilities, in the consolidated balance sheet.

14.   New Corporate Office Lease

     In March 2004, the Company signed a lease agreement (the “Lease”) for a new corporate office building in San Francisco, California.  The Lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years.  The Lease requires the Company to provide a $2.4 million standby letter of credit, which the Company may elect to reduce on each anniversary of the Lease commencement.  As part of the Lease, the Company’s new landlord assumed the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such leases.  On November 15, 2004, the Company moved into its new corporate headquarters in San Francisco and ceased use of the Burlingame headquarters.  As a result, the Company recorded a non-cash charge, before income tax, of $4.2 million in the fourth quarter of fiscal 2004.  At the same time, the same amount was recorded as a deferred lease incentive in the Company’s consolidated balance sheet, which will be amortized over the life of the Lease as a reduction of rent expense.  The Company remains liable on the lease agreements for the Burlingame, California offices through the 2006 expiration date.

15.   Subsequent Event

     In February 2005, the Company announced various management changes and staff realignments including a reduction in the size of our corporate workforce.  As a result of this reorganization, the Company expects to incur a severance charge of approximately $500,000, before income taxes, in the first quarter of fiscal 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
The Gymboree Corporation:

     We have audited the accompanying consolidated balance sheets of the Gymboree Corporation and subsidiaries (the “Company”) as of January 29, 2005 and January 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Gymboree Corporation and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2005 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 3 to the consolidated financial statements, effective February 1, 2004, the Company changed its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis.

     As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements for the fiscal years ended January 31, 2004 and February 1, 2003 have been restated.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 22, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
April 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of
The Gymboree Corporation:

     We have audited management’s assessment, included in the “Management’s Report on Internal Control over Financial Reporting,” included in Item 9A herein, that the Gymboree Corporation and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 29, 2005, because of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The following material weakness has been identified and included in management’s assessment:  The Company failed to design and implement appropriate controls regarding its accounting and disclosure for certain leases.  This material weakness resulted in restatements of the Company’s interim and annual financial statements.  The impact of the restatement on previously issued financial statements is described in note 2 to the consolidated financial statements.  This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements of the Company as of and for the year ended January 29, 2005, and this report does not affect our report on such financial statements.

     In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 29, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 29, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended January 29, 2005 of the Company and our report dated April 22, 2005 expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to an accounting change.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
April 22, 2005

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.  Due to the facts and circumstances surrounding the correction of the Company’s lease accounting practices described below, the Chief Executive Officer and Chief Operating and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of the end of the period covered by this report in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act.

Management’s Report on Internal Control over Financial Reporting

The management of The Gymboree Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of the Auditing Standard No. 2, An Audit of Internal Control Over Financial Reporting Performed in Conjunction With an Audit of Financial Statements, of the Public Company Accounting Oversight Board (United States)), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 29, 2005. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management’s assessment identified the following material weakness in the Company’s internal control over financial reporting.

After reviewing its lease accounting practices in light of the views expressed by the Office of the Chief Accountant of the Securities and Exchange Commission in a letter issued to the American Institute of Certified Public Accountants on February 7, 2005, the Company determined that the period over which it recognized rent expense and amortized lease incentives was incorrect due to deficient controls over the application of generally accepted accounting principles related to lease accounting.

The Company had previously recorded straight-line rent expense and amortized lease incentives over the term of the lease, which generally coincides with the store opening date, instead of the time the Company takes physical possession of the property. As a result, the Company has restated its financial statements to recognize straight-line rent expense and amortize lease incentives starting when the Company takes physical possession of the property. The resulting restatement adjustments are discussed in Note 2 to the Consolidated Financial Statements.

Under Auditing Standard No. 2, restatement of financial statements in prior filings with the SEC is a strong indicator of the existence of a “material weakness” in the design or operation of internal control over financial reporting.  In light of its determination that previously issued annual and quarterly financial statements should be restated, management concluded that a material weakness existed in the Company’s internal control over financial reporting.

Because of the material weakness described above, management believes that, as of January 29, 2005, the Company did not maintain effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein on page 46.

Changes in Internal Control over Financial Reporting

During the Company’s fourth fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness

Subsequent to January 29, 2005, management believes it has remediated the material weakness in internal control over financial reporting by correcting its method of accounting for recognizing rent expense and amortizing lease incentives. The Company has implemented controls to ensure all future leases will be reviewed and accounted for in accordance with SFAS No. 13, FTB No. 85-3 and FTB No. 88-1.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our 2005 Proxy Statement. See also Item 1, “Business – Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Executive Compensation” and “Employment Contracts” in our 2005 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth certain information with respect to the shares of our common stock that were authorized for issuance under all of our equity compensation plans in effect as of the end of fiscal 2004.  The Company does not have any equity compensation plans that have not been approved by our stockholders.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans

Equity Compensation Plans Approved by Stockholders	5,234,261	$13.4212	1,466,789	(1)(2)
Equity Compensation Plans Not Approved by Stockholders	—	—	—
Total	5,234,261	$13.4212	1,466,789

(1)

Consists of 1,353,122 and 113,667 shares of common stock remaining available for issuance under our 2004 Equity Incentive Plan and 1993 Employee Stock Purchase Plan, respectively.  Shares available under our 2004 Equity Incentive Plan include 564,964 shares that were subject to options under our 1993 Stock Option Plan that became available for issuance under our 2004 Equity Incentive Plan when those options expired without having been exercised and 295,158 shares that became available for issuance under our 2004 Equity Incentive Plan and were either previously available for issuance and not subject to outstanding options under our 2002 Stock Incentive Plan or subject to options under our 2002 Stock Incentive Plan that expired without having been exercised.  Up to 4,087,386 shares that are currently subject to outstanding options granted under our 1993 Stock Option Plan or our 2002 Stock Incentive Plan may become available for issuance under our 2004 Equity Incentive Plan in the future to the extent those options expire without being exercised.  Shares available for issuance under our 2004 Equity Incentive Plan may be granted in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights or any other form of equity- or cash-based compensation approved by the Compensation Committee or our Board.

(2)

Our outside directors receive automatic option grants under our 2004 Equity Incentive Plan as follows: (1) an initial grant to purchase 15,000 shares of common stock as of the date of the director’s initial election to the Board and (2) an annual grant to purchase 15,000 shares of our common stock on each anniversary of the date of the director’s initial election.  These stock options vest and become exercisable on the first anniversary of the grant date.

     The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Directors and Management” in our 2005 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” in our 2005 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the section entitled “Fees and Services of Our Independent Registered Public Accounting Firm” in our 2005 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1)  FINANCIAL STATEMENTS

     The following documents are filed as a part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004
Consolidated Statements of Income for the years ended January 29, 2005, January 31, 2004 and February 1, 2003
Consolidated Statements of Cash Flows for the years ended January 29, 2005, January 31, 2004 and February 1, 2003
Consolidated Statements of Stockholders’ Equity for the years ended January 29, 2005, January 31, 2004 and February 1, 2003
Notes to Consolidated Financial Statements
Reports of Independent Registered Public Accounting Firm

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

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, CA. (3)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.13*	Deferred Compensation Agreement. (4)

10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (5)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (7)

10.43	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (7)

10.50*	2002 Stock Incentive Plan. (8)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan. (8)

10.52*	Management Severance Plan (9)

10.53*	Management Severance Plan (Lump Sum Payment) (9)

10.54*	Management Change of Control Plan (9)

10.55	Credit Agreement with Bank of America dated August 11, 2003 (10)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (11)

10.58*	2004 Equity Incentive Plan (12)

10.59*	Form of Stock Option Grant for 2004 Equity Incentive Plan (12)

10.60	Waiver and First Amendment to Credit Agreement (12)

10.61*	Terms of Compensation Arrangement for Blair W. Lambert effective January 18, 2005 (12)

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005 (13)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005 (13)

10.64*	Employment Agreement with Stuart Moldaw (14)

10.65*	Management Bonus Plan (14)

18	Letter re: Change in Accounting Principle (11)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(5)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 4, 2001 Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001.

(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002.

(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.

(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.

(12)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.

(13)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.

(14)	Attached hereto.

* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

THE GYMBOREE CORPORATION

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

April 22, 2005	By:	/s/ LISA M. HARPER
(Date)
Lisa M. Harper Chief Executive Officer and Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ LISA M. HARPER	Chief Executive Officer and Chairman of the Board	April 22, 2005

Lisa M. Harper

/s/ STUART G. MOLDAW	Chairman Emeritus of the Board of Directors	April 22, 2005

Stuart G. Moldaw

/s/ BLAIR W. LAMBERT	Chief Operating Officer, Chief Financial Officer and Director	April 22, 2005

Blair W. Lambert

/s/ GARY HEIL	Director	April 22, 2005

Gary Heil

/s/ BARBARA L. RAMBO	Director	April 22, 2005

Barbara L. Rambo

/s/ JOHN C. POUND	Director	April 22, 2005

John C. Pound

/s/ WILLIAM U. WESTERFIELD	Director	April 22, 2005

William U. Westerfield

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (6)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4

Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.6	Amended Lease Agreement for 700 Airport Blvd., Suite 200, Burlingame, CA. (3)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.13*	Deferred Compensation Agreement. (4)

10.14	Lease Agreement for Bays 140-141, Shannon Free Zone, Shannon, Ireland, dated May 6, 1997. (5)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (7)

10.43	Lease Agreement for 770 Airport Blvd., Burlingame, CA. (7)

10.50*	2002 Stock Incentive Plan. (8)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan. (8)

10.52*	Management Severance Plan (9)

10.53*	Management Severance Plan (Lump Sum Payment) (9)

10.54*	Management Change of Control Plan (9)

10.55	Credit Agreement with Bank of America dated August 11, 2003 (10)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (11)

10.58*	2004 Equity Incentive Plan (12)

10.59*	Form of Stock Option Grant for 2004 Equity Incentive Plan (12)

10.60	Waiver and First Amendment to Credit Agreement (12)

10.61*	Terms of Compensation Arrangement for Blair W. Lambert effective January 18, 2005 (12)

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005 (13)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005 (13)

10.64*	Employment Agreement with Stuart Moldaw (14)

10.65*	Management Bonus Plan (14)

18	Letter re: Change in Accounting Principle (11)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.

(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (file no. 000-21250).

(3)	Incorporated by reference to the Registrant’s 1994 Annual Report on Form 10-K filed with the Commission on April 24, 1995.

(4)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997.

(5)	Incorporated by reference to the Registrant’s 1997 Annual Report on Form 10-K filed with the Commission on April 20, 1998.

(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 4, 2001 Quarterly Report on Form 10-Q filed with the Commission on September 18, 2001.

(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.

(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002.

(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.

(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.

(12)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.

(13)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.

(14)	Attached hereto.

* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.