Form 10-Q
period 2005-04-30
GYMBOREE CORP
filed 2005-06-03
CIK 786110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2005

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

     As of May 28, 2005, 31,196,616 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	April 30,	January 29,	May 1,
	2005	2005	2004
Assets
Current Assets
Cash and cash equivalents	$33,759	$30,599	$30,906
Marketable securities	45,000	30,000	79,300
Accounts receivable	11,333	16,547	9,267
Merchandise inventories	73,116	97,237	64,840
Income tax receivable	2,454	3,554	—
Prepaid expenses	3,218	2,994	8,652
Deferred income taxes	2,671	3,795	589
Current assets of discontinued operations	1,601	1,794	9,092

Total current assets	173,152	186,520	202,646

Property and Equipment
Land and buildings	10,376	10,376	10,376
Leasehold improvements	146,347	144,998	113,270
Furniture, fixtures and equipment	146,795	146,917	139,511

	303,518	302,291	263,157
Less accumulated depreciation and amortization	(156,760)	(151,545)	(144,534)

	146,758	150,746	118,623
Deferred Income Taxes	12,386	12,891	7,735
Lease Rights and Other Assets	1,524	1,542	1,593

Total Assets	$333,820	$351,699	$330,597

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$20,698	$39,241	$35,998
Income tax payable	—	—	11,033
Accrued liabilities	35,958	41,803	32,732
Current liabilities of discontinued operations	3,906	7,144	3,950

Total current liabilities	60,562	88,188	83,713

Long-Term Liabilities
Deferred rent and other liabilities	49,220	46,105	33,710

Total Liabilities	109,782	134,293	117,423

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 31,192,868, 31,062,066 and 30,585,870 shares issued and outstanding at April 30, 2005, January 29, 2005 and May 1, 2004, respectively)	67,830	66,738	62,207
Retained earnings	156,433	150,915	151,503
Accumulated other comprehensive loss	(225)	(247)	(536)

Total stockholders’ equity	224,038	217,406	213,174

Total Liabilities and Stockholders’ Equity	$333,820	$351,699	$330,597

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
Net sales:
Retail	$160,779	$144,448
Play & Music	2,187	2,667

Total net sales	162,966	147,115
Cost of goods sold, including buying and occupancy expenses	(98,336)	(84,758)

Gross profit	64,630	62,357
Selling, general and administrative expenses	(56,621)	(50,603)

Operating income	8,009	11,754
Other income, net	206	238

Income from continuing operations before income taxes	8,215	11,992
Income tax expense	(2,936)	(4,377)

Income from continuing operations, net of income tax	5,279	7,615
Income from discontinued operations, net of income tax	239	390

Income before cumulative effect of change in accounting principle	5,518	8,005
Cumulative effect of change in accounting principle, net of income tax	—	1,227

Net income	$5,518	$9,232

Basic per share amounts:
Income from continuing operations, net of income tax	$0.17	$0.25
Income from discontinued operations, net of income tax	0.01	0.01
Cumulative effect of change in accounting principle, net of income tax	—	0.04

Net income	$0.18	$0.30

Diluted per share amounts:
Income from continuing operations, net of income tax	$0.17	$0.24
Income from discontinued operations, net of income tax	0.01	0.01
Cumulative effect of change in accounting principle, net of income tax	—	0.04

Net income	$0.18	$0.29

Weighted average shares outstanding:
Basic	31,166	30,476
Diluted	31,502	31,348

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,518	$9,232
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income tax	(239)	(390)
Cumulative effect of change in accounting principle, net of income tax	—	(1,227)
Depreciation and amortization	7,488	6,570
Deferred income tax provision (benefit)	1,629	(323)
Loss on disposal of property and equipment	93	38
Tax benefit from exercise of stock options	330	1,935
Non-cash compensation expense	39	—
Change in assets and liabilities:
Accounts receivable	5,210	1,898
Merchandise inventories	24,161	7,585
Prepaid expenses and other assets	(207)	(6,134)
Accounts payable	(18,527)	2,725
Income tax payable	1,166	2,444
Accrued liabilities	(1,792)	4,712
Deferred and other liabilities	3,215	2,093

Net cash provided by continuing operations	28,084	31,158
Net cash (used in) provided by discontinued operations	(2,900)	721

Net cash provided by operating activities	25,184	31,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	95,000	196,155
Purchases of marketable securities	(110,000)	(207,455)
Capital expenditures	(7,774)	(13,053)
Proceeds from sale of assets and other	12	107

Net cash used in investing activities	(22,762)	(24,246)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	722	1,812
Net cash provided by financing activities	722	1,812

Effect of exchange rate fluctuations on cash	16	(92)

Net Increase in Cash and Cash Equivalents	3,160	9,353

CASH AND CASH EQUIVALENTS:
Beginning of Period	30,599	21,553

End of Period	$33,759	$30,906

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$2,538	$8,193

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

     The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“the Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.

     The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

     The results of operations for the thirteen weeks ended April 30, 2005 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 28, 2006 (“fiscal 2005”).

2.	Stock Based Compensation

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

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
	(In thousands, except per share data)
Net income, as reported	$5,518	$9,232
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,361)	(1,141)

Pro forma net income	$4,196	$8,091

Basic income per share
As reported	$0.18	$0.30
Pro forma	0.13	0.27
Diluted income per share
As reported	$0.18	$0.29
Pro forma	0.13	0.26

     The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods ended
	April 30,	May 1,
	2005	2004
Expected dividend rate	0%	0%
Expected volatility	45.7%	50.0%
Risk-free interest rate	2.7%	2.5%
Expected lives (yrs.)	4.0	4.0

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

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
	(In thousands)
Weighted average number of shares - basic	31,166	30,476
Add: effect of dilutive securities	336	872

Weighted average number of shares - diluted	31,502	31,348

     Anti-dilutive options to purchase 3,268,068 and 1,558,897 shares of common stock were excluded from the above computations of weighted average shares for the 13 weeks ended April 30, 2005 and May 1, 2004, respectively.

4.	Comprehensive Income

     Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
	(In thousands)
Net income	$5,518	$9,232
Other comprehensive income (loss)	22	(19)

Total comprehensive income	$5,540	$9,213

5.	Segments

     The Company operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands).

	13 Weeks Ended April 30, 2005
	Retail
	Stores(1)	Play & Music	Total
Net sales	$160,779	$2,187	$162,966
Depreciation and amortization	7,327	161	7,488
Operating income	7,879	130	8,009
Total assets	326,650	5,569	332,219
Capital expenditures	7,707	67	7,774

	13 Weeks Ended May 1, 2004
	Retail
	Stores(1)	Play & Music	Total
Net sales	$144,448	$2,667	$147,115
Depreciation and amortization	6,446	124	6,570
Operating income	11,434	320	11,754
Total assets	315,936	5,569	321,505
Capital expenditures	13,009	44	13,053

(1)	Includes Gymboree Visa credit card program, which was previously reported under the Play & Music and Other segment.

     Net sales from our Canadian operations amounted to $6.2 million and $5.7 million in the first quarter of 2005 and 2004, respectively. Long-lived assets held by our Canadian operations approximated $2.8 and $3.0 million as of April 30, 2005 and May 1, 2004, respectively.

6.	Discontinued Operations

     The Company closed its United Kingdom and Ireland operations in fiscal 2004, and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

Net sales and income from discontinued operations were as follows (in thousands):

	13 Weeks Ended
	April 30,	May 1,
	2005	2004
Net sales	$—	$6,933

Income from discontinued operations	$524	614
Income tax expense	(285)	(224)

Income from discontinued operations, net of income taxes	$239	$390

     The changes in lease disposition accruals included in current liabilities of discontinued operations were as follows (in thousands):

Lease disposition accruals as of January 29, 2005	$5,646
Payments	(2,045)
Revisions to estimates	(633)
Other	28

Lease disposition accruals as of April 30, 2005	$2,996

7.	Change in Accounting Principle

     Effective February 1, 2004, the Company elected to change its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis (the “cost method”). The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change, which was recorded in the first quarter of fiscal 2004, was income of $1.2 million, or $0.04 per diluted share, net of income taxes. It is not possible to determine the effect of this change on any other previously reported fiscal periods or on fiscal 2004 or fiscal 2005.

8.	Contingencies

     On April 21, 2005, Gymboree Operations, Inc. (“Gymboree Operations”), a wholly-owned subsidiary of the Company, was served in a lawsuit filed in the Superior Court of Riverside County, California. The complaint, on behalf of the manager of a Gymboree store in Temecula, California, alleges that Gymboree Operations failed to pay overtime wages and provide meal breaks. The plaintiff seeks unspecified damages, including interest and penalties, under the California Labor Code and other statutes. The complaint also seeks class action status on behalf of the plaintiff and other managers of Company stores in California. On May 20, 2005, the Company filed an answer generally denying the plaintiff’s allegations. The Company is currently defending the lawsuit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of April 30, 2005 and May 1, 2004, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

As discussed in Note 7 to the condensed consolidated financial statements, effective February 1, 2004, the Company changed its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation as of January 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 22, 2005, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to a restatement and a change in accounting method. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

San Francisco, California

June 3, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

          The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, our ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, trade restrictions, unanticipated costs actually incurred in connection with the winddown of our United Kingdom and Ireland operations, instability in countries where our merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.

General

     The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women, as well as play programs for children under the GYMBOREE®, JANIE AND JACK®, JANEVILLE™ and GYMBOREE PLAY & MUSIC™ brands. As of April 30, 2005, the Company had 647 stores, including 619 stores in the United States (including 57 Janie and Jack shops and 15 Janeville stores) and 28 stores in Canada. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

     During the quarter, the Company relocated or remodeled 7 Gymboree stores, closed 4 Gymboree stores, and opened 2 Janie and Jack shops and 1 Janeville store. For the remainder of fiscal 2005, the Company plans to continue to grow its store base, opening approximately 16

Gymboree stores (including approximately 10 outlet stores), 13 to 18 Janie and Jack shops, and 2 Janeville stores. The Company also expects to remodel, expand or relocate approximately 13 Gymboree stores and close approximately 8 under-performing Gymboree stores during the remainder of fiscal 2005.

     The Company closed its United Kingdom and Ireland operations in fiscal 2004, and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

Results of Operations

Thirteen weeks ended April 30, 2005 compared to thirteen weeks ended May 1, 2004

Net Sales

     Net retail sales in the first quarter of fiscal 2005 increased to $160.8 million from $144.4 million in the same period last year, an increase of $16.4 million or 11.4%. Comparable store sales increased 3% or $5.2 million over the same 13-week period last year. This increase was primarily due to an increase in the number of transactions and average transaction size driven by strong product performance from our baby boy and kid boy product lines. Non-comparable store sales increased $8.6 million due to net store and square footage growth of 36 stores and 95,000 square feet, respectively. The number of stores open at the end of the quarter was 647 compared to 611 as of the end of the same period last year. The increase in net retail sales was also due to revenues from the Gymboree Visa credit card program, which was launched in April 2004, and contributed $0.8 million in the first quarter of fiscal 2005.

     Play & Music net sales in the first quarter of fiscal 2005 decreased to $2.2 million from $2.7 million in the same period last year, a decrease of $0.5 million or 18.5%. This decrease was primarily due to the closure of 5 corporate owned sites as part of our ongoing restructuring of the Play & Music business, as well as fewer product, equipment and franchise sales.

Gross Profit

     Gross profit for the first quarter of fiscal 2005 increased to $64.6 million from $62.4 million in the same period last year. As a percentage of net sales, gross profit decreased 2.7 percentage points to 39.7% from 42.4% in the same period last year. Our gross margins were negatively impacted by higher average product costs due to a product assortment that was skewed heavily towards higher priced products, while our average unit selling prices increased only slightly. We expect this trend to continue into the third quarter of fiscal 2005.

Selling, General and Administrative Expenses

     Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $56.6 million in the first quarter of fiscal 2005 from $50.6 million in the same period last year. As a percentage of net sales, SG&A expenses increased 0.3 percentage points to 34.7% in the first quarter of fiscal 2005 from 34.4% in the same period last year. The increase in SG&A was primarily due to higher store operating expenses, as well as higher corporate expenses related to incentive compensation, workers’ compensation, professional services, severance and benefits. The increase in store operating expenses was primarily due to new stores, as well as the increase in our on-line business volume. The increase in corporate incentive compensation and benefits was primarily due to the Company’s first quarter bonus, which was tied to quarterly earnings performance, and higher medical insurance premiums. The increase in workers’ compensation expense was due to management’s revised estimate of outstanding claims. The increase in professional services expense was primarily due to Sarbanes-Oxley Section 404 compliance costs. SG&A includes approximately $500,000 in severance charges related to the Company’s corporate workforce reduction in the first quarter of fiscal 2005.

Other Income, Net

     Other income decreased to $206,000 in the first quarter of fiscal 2005 from $238,000 in the same period last year primarily due to foreign exchange losses, offset by an increase in interest income.

Income Taxes

     Our effective tax rate for the first quarter of fiscal 2005 and 2004 was 35.7% and 36.5%, respectively. We expect the fiscal 2005 effective tax rate to be within a range of 35.0% to 37.0%. The actual rate will ultimately depend on several variables, including our overall level of earnings in fiscal 2005.

Discontinued Operations

     Income reported for the discontinued United Kingdom and Ireland operations in the first quarter of fiscal 2005 primarily represents favorable adjustments to previous lease termination accruals based on actual settlements in connection with the liquidation of the United Kingdom and Ireland entities. Income reported for the discontinued United Kingdom and Ireland operations represents operating results in the first quarter of 2004.

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

Recently Issued Accounting Standards

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

Financial Condition

Liquidity and Capital Resources

     Net cash provided by operating activities for the thirteen weeks ended April 30, 2005 was $25.2 million compared to $31.9 million provided by operating activities in the same period last year. This decrease was primarily due to an increase of $3.6 million in cash used in discontinued operations and a decrease of $3.7 million in net income.

     Net cash used in investing activities for the thirteen weeks ended April 30, 2005 was $22.8 million and consisted of $7.8 million in capital expenditures for the opening of 3 new stores, relocation, remodeling and/or expansion of 7 existing stores, capital expenditures related to store openings and relocations currently in progress, and information technology improvements, as well as a net decrease of $15.0 million in marketable securities. The Company estimates that capital expenditures during the remainder of fiscal 2005 will be approximately $22.0 million, and will primarily be used to relocate, remodel or expand 13 Gymboree stores, open 16 new Gymboree stores (including 10 outlet stores), open 13 to 18 new Janie and Jack shops and 2 new Janeville stores, as well as to continue the investment in the Company’s distribution center, website and systems infrastructure replacement.

     Cash provided by financing activities for the thirteen weeks ended April 30, 2005 totaled $0.7 million compared to $1.8 million in the same period last year. This decrease was due to fewer stock option exercises.

     Cash and cash equivalents were $33.8 million at April 30, 2005, an increase of $3.2 million from January 29, 2005. Working capital as of April 30, 2005 was $112.6 million compared to $98.3 million as of January 29, 2005.

     The Company has an unsecured revolving credit facility for borrowings of up to $70 million. This credit facility expires in August 2006, and may be used for working capital and capital expenditure needs, as well as the issuance of documentary and standby letters of credit. This credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. During the quarter ended April 30, 2005, the Company did not meet one of its financial covenants. The bank subsequently provided the Company with a waiver of this covenant violation. As of April 30, 2005, $33.0 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding.

     The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on in-store purchases using the Gymboree Visa card and annual rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and absorbs all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to these Agreements as follows:

•	New account fees are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Credit card usage fees are recognized as retail revenues as actual usage occurs.

•	Minimum guaranteed annual payments, which exceed amounts earned based on the number of accounts opened and card usage, are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Annual rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

     As of April 30, 2005, the Company had received $6.0 million in advance payments under the Agreements. During the first quarter of fiscal 2005, the Company recognized approximately $0.8 million in new account and credit card usage fees, which are included in net retail sales in the accompanying Condensed Consolidated Statement of Income. As of April 30, 2005, $0.4 million in advance payments and $0.3 million in gift card liabilities are included in accrued liabilities, and deferred revenue of $3.8 million is included in other long-term liabilities, in the accompanying Condensed Consolidated Balance Sheet.

     There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 29, 2005.

     The Company remains liable on lease agreements for its previous Burlingame, California headquarters assigned to its current landlord and for 4 Play & Music sites sold to franchisees. However, the Company does not believe that payment by the Company of its maximum potential amount of future payments under these lease agreements would have a material current or future effect on its liquidity or capital resources.

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

     The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of April 30, 2005 and May 1, 2004.

	April 30, 2005
	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate
	(in thousands, except weighted average rate data)
British pounds sterling	$375	$(5)	$1.91
Canadian dollars	2,336	54	0.80
Euro	182	1	1.29

Total	$2,893	$50

	May 1, 2004
	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate
	(in thousands, except weighted average rate data)
British pounds sterling	$7,222	$84	$1.76
Canadian dollars	9,682	320	0.73
Euro	1,779	(5)	1.20

Total	$18,683	$399

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the Company’s control objectives.

Changes in Internal Control over Financial Reporting

     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the first quarter of fiscal 2005, management remediated the material weakness in internal control over financial reporting identified in the report on internal control over financial reporting in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, by implementing controls to ensure all future leases are reviewed and accounted for in accordance with SFAS No. 13, FTB No. 85-3 and FTB No. 88-1. No other changes in our internal control over financial reporting occurred during the quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     On April 21, 2005, Gymboree Operations, Inc. (“Gymboree Operations”), a wholly-owned subsidiary of the Company, was served in a lawsuit filed in the Superior Court of Riverside County, California. The complaint, on behalf of the manager of a Gymboree store in Temecula, California, alleges that Gymboree Operations failed to pay overtime wages and provide meal breaks. The plaintiff seeks unspecified damages, including interest and penalties, under the California Labor Code and other statutes. The complaint also seeks class action status on behalf of the plaintiff and other managers of Company stores in California. On May 20, 2005, the Company filed an answer generally denying the plaintiff’s allegations. The Company is currently defending the lawsuit.

     The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 6. EXHIBITS

(a) Exhibits

10.64*	Employment Agreement with Stuart Moldaw (1)

10.65*	Management Bonus Plan (1)

10.66*	Employment Terms for Matthew McCauley (2)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on April 22, 2005.

(2)	Incorporated by reference to the Registrant’s February 7, 2005 Current Report on Form 8-K filed with the Commission on February 10, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

June 3, 2005	By: /s/ Blair W. Lambert

Date	Blair W. Lambert
Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
10.64*	Employment Agreement with Stuart Moldaw (1)

10.65*	Management Bonus Plan (1)

10.66*	Employment Terms for Matthew McCauley (2)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on April 22, 2005.

(2)	Incorporated by reference to the Registrant’s February 7, 2005 Current Report on Form 8-K filed with the Commission on February 10, 2005.