Form 10-Q
period 2005-07-30
GYMBOREE CORP
filed 2005-09-08
CIK 786110

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended July 30, 2005
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
Yes ☑      No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
     As of August 27, 2005, 31,347,080 shares of the registrant’s common stock were outstanding.

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	July 30,	January 29,	July 31,
	2005	2005	2004
Assets
Current Assets
Cash and cash equivalents	$34,953	$30,599	$18,495
Marketable securities	38,843	30,000	58,000
Accounts receivable	13,190	16,547	15,870
Merchandise inventories	89,373	97,237	74,931
Prepaid income taxes	7,764	3,554	—
Prepaid expenses	2,662	2,994	2,180
Deferred income taxes	3,443	3,795	665
Current assets of discontinued operations	1,107	1,794	9,051

Total current assets	191,335	186,520	179,192

Property and Equipment
Land and buildings	10,375	10,375	10,376
Leasehold improvements	148,949	144,998	125,546
Furniture, fixtures and equipment	149,829	146,917	144,442

	309,153	302,290	280,364
Less accumulated depreciation and amortization	(162,102)	(151,545)	(150,466)

	147,051	150,746	129,898
Deferred Income Taxes	12,217	12,891	11,514
Lease Rights and Other Assets	1,360	1,542	1,709

Total Assets	$351,963	$351,699	$322,313

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$40,439	$39,241	$32,845
Income tax payable	—	—	414
Accrued liabilities	37,742	41,803	36,881
Current liabilities of discontinued operations	1,732	7,144	4,513

Total current liabilities	79,913	88,188	74,653

Long-Term Liabilities
Deferred rent and other liabilities	49,868	46,105	36,380

Total Liabilities	129,781	134,293	111,033

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 31,337,888, 31,062,066 and 30,747,672 shares issued and outstanding at July 30, 2005, January 29, 2005 and July 31, 2004, respectively)	69,521	66,738	64,000
Retained earnings	153,090	150,915	147,554
Accumulated other comprehensive loss	(429)	(247)	(274)

Total stockholders’ equity	222,182	217,406	211,280

Total Liabilities and Stockholders’ Equity	$351,963	$351,699	$322,313

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales:
Retail	$129,296	$113,475	$290,075	$257,923
Play & Music	2,742	2,509	4,928	5,176

Total net sales	132,038	115,984	295,003	263,099
Cost of goods sold, including buying and occupancy expenses	(84,803)	(74,756)	(183,138)	(159,513)

Gross profit	47,235	41,228	111,865	103,586
Selling, general and administrative expenses	(53,302)	(47,075)	(109,923)	(97,678)

Operating income (loss)	(6,067)	(5,847)	1,942	5,908
Other income, net	294	145	501	382

Income (loss) from continuing operations before income taxes	(5,773)	(5,702)	2,443	6,290
Income tax benefit (expense)	2,062	2,081	(874)	(2,296)

Income (loss) from continuing operations	(3,711)	(3,621)	1,569	3,994
Income (loss) from discontinued operations, net of income tax	368	(328)	607	62

Income (loss) before cumulative effect of change in accounting principle	(3,343)	(3,949)	2,176	4,056
Cumulative effect of change in accounting principle, net of income tax	—	—	—	1,228

Net income (loss)	$(3,343)	$(3,949)	$2,176	$5,284

Basic per share amounts:
Income (loss) from continuing operations	$(0.12)	$(0.12)	0.05	$0.13
Income (loss) from discontinued operations, net of income tax	0.01	(0.01)	0.02	—
Cumulative effect of change in accounting principle, net of income tax	—	—	—	0.04

Net income (loss)	$(0.11)	$(0.13)	0.07	$0.17

Diluted per share amounts:
Income (loss) from continuing operations	$(0.12)	$(0.12)	0.05	$0.13
Income (loss) from discontinued operations, net of income tax	0.01	(0.01)	0.02	—
Cumulative effect of change in accounting principle, net of income tax	—	—	—	0.04

Net income (loss)	$(0.11)	$(0.13)	0.07	$0.17

Weighted average shares outstanding:
Basic	31,254	30,693	31,210	30,584
Diluted	31,254	30,693	31,607	31,374
See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	26 Weeks Ended
	July 30,	July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,176	$5,284
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income tax	(607)	(62)
Cumulative effect of change in accounting principle, net of income tax	—	(1,228)
Depreciation and amortization	14,584	13,296
Deferred income tax provision (benefit)	1,026	(4,182)
Loss on disposal of property and equipment	161	85
Tax benefit from exercise of stock options	664	2,643
Non-cash compensation expense	110	—
Change in assets and liabilities:
Accounts receivable	3,359	(4,697)
Merchandise inventories	7,911	(2,247)
Prepaid expenses and other assets	516	233
Prepaid income taxes/income taxes payable	(4,170)	(8,164)
Accounts payable	1,177	(471)
Accrued liabilities	(485)	6,258
Deferred and other liabilities	3,943	4,790

Net cash provided by continuing operations	30,365	11,538
Net cash (used in) provided by discontinued operations	(3,957)	1,052

Net cash provided by operating activities	26,408	12,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	267,125	426,305
Purchases of marketable securities	(275,968)	(416,305)
Capital expenditures	(14,878)	(28,485)
Proceeds from sale of assets and other	12	108

Net cash used in investing activities	(23,709)	(18,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,009	2,897

Net cash provided by financing activities	2,009	2,897

Effect of exchange rate fluctuations on cash	(354)	(168)

Net Increase (Decrease) in Cash and Cash Equivalents	4,354	(3,058)

CASH AND CASH EQUIVALENTS:
Beginning of Period	30,599	21,553

End of Period	$34,953	$18,495

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$2,914	$10,725
See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	Basis of Presentation
     The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (“the Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005.
The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.
     The results of operations for the twenty-six weeks ended July 30, 2005, are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 28, 2006 (“fiscal 2005”).
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

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$(3,343)	$(3,949)	$2,176	$5,284
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	45	—	70	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,139)	(1,309)	(2,540)	(2,450)

Pro forma net income (loss)	$(4,437)	$(5,258)	$(294)	$2,834

Basic income (loss) per share
As reported	$(0.11)	$(0.13)	$0.07	$0.17
Pro forma	(0.14)	(0.17)	(0.01)	0.09
Diluted income (loss) per share
As reported	$(0.11)	$(0.13)	$0.07	$0.17
Pro forma	(0.14)	(0.17)	(0.01)	0.09

     The fair value of option grants and shares issued under stock option plans and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods ended
	July 30,	July 31,
	2005	2004
Expected dividend rate	0%	0%
Expected volatility	45.5%	48.5%
Risk-free interest rate	3.8%	2.6%
Expected lives (yrs.)	4.0	4.0
On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, computed at the date of grant. Upon adoption, all employee stock option awards will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior pro forma disclosures under SFAS No. 148. The Company plans to adopt SFAS No. 123R as of the beginning of the first quarter of fiscal 2006, as required. The Company is currently evaluating the impact adoption of SFAS No. 123R will have on its financial condition and results of operations.
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

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(In thousands)
Weighted average number of shares — basic	31,254	30,693	31,210	30,584
Add: effect of dilutive securities	—	—	397	790

Weighted average number of shares — diluted	31,254	30,693	31,607	31,374

     Anti-dilutive options to purchase 3,053,837 and 3,621,542 shares of common stock for the 13 weeks ended July 30, 2005 and July 31, 2004, respectively, and 2,871,979 and 1,636,569 shares of common stock for the 26 weeks ended July 30, 2005 and July 31, 2004, respectively, were excluded from the above computations of weighted average shares.

4.	Comprehensive Income (Loss)
     Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
	(In thousands)
Net income (loss)	$(3,343)	$(3,949)	$2,176	$5,284
Other comprehensive income (loss)	(204)	262	(182)	243

Total comprehensive income (loss)	$(3,547)	$(3,687)	$1,994	$5,527

5.	Segments
     The Company operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands).

	13 Weeks Ended July 30, 2005			26 Weeks Ended July 30, 2005
	Retail			Retail
	Stores (1)	Play & Music	Total	Stores (1)	Play & Music	Total
Net sales	$129,296	$2,742	$132,038	$290,075	$4,928	$295,003
Depreciation and amortization	6,991	105	7,096	14,318	266	14,584
Operating income (loss)	(6,775)	708	(6,067)	1,103	839	1,942
Total assets	344,589	6,267	350,856	344,589	6,267	350,856
Capital expenditures	6,924	180	7,104	14,652	226	14,878

	13 Weeks Ended July 31, 2004			26 Weeks Ended July 31, 2004
	Retail			Retail
	Stores (1)	Play & Music	Total	Stores (1)	Play & Music	Total
Net sales	$113,475	$2,509	$115,984	$257,923	$5,176	$263,099
Depreciation and amortization	6,609	117	6,726	13,054	242	13,296
Operating income (loss)	(6,332)	485	(5,847)	5,102	806	5,908
Total assets	307,723	5,539	313,262	307,723	5,539	313,262
Capital expenditures	11,864	34	11,898	28,407	78	28,485

(1)	Includes Gymboree Visa credit card program, which was previously reported under Play & Music and Other segment.
     Net retail sales from our Canadian operations amounted to $5.1 million and $4.7 million for the 13 weeks ended July 30, 2005 and July 31, 2004, respectively, and $11.3 million and $10.3 million for the 26 weeks ended July 30, 2005 and July 31, 2004, respectively. Long-lived assets held by our Canadian operations amounted to $2.6 million and $3.1 million as of July 30, 2005 and July 31, 2004, respectively.
6.	Discontinued Operations
     The Company closed its United Kingdom and Ireland operations in fiscal 2004, and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.
Net sales and income (loss) from discontinued operations were as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2005	2004	2005	2004
Net sales	$—	$6,395	$—	$13,328

Income (loss) from discontinued operations	$1,047	(517)	$1,571	98
Income tax benefit (expense)	(679)	189	(964)	(36)

Income (loss) from discontinued operations, net of income taxes	$368	$(328)	$607	$62

     The changes in lease disposition accruals included in current liabilities of discontinued operations were as follows (in thousands):

Lease disposition accruals as of January 29, 2005	$5,647
Payments	(2,835)
Revisions to estimates, primarily favorable settlements of lease terminations	(2,031)

Lease disposition accruals as of July 30, 2005	$781

7.	Change in Accounting Principle
     Effective February 1, 2004, the Company elected to change its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis (the “cost method”). The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change, which was recorded in the first quarter of fiscal 2004, was income of $1.2 million, or $0.04 per diluted share, net of income taxes. It is not possible to determine the effect of this change on any other previously reported fiscal periods or on fiscal 2005.
8.	Credit Facility Amendment
     On July 27, 2005, the Company, entered into a Second Amendment to Credit Agreement (the “Second Amendment”) by and between the Company and certain of its subsidiaries (collectively, the “Borrowers”) and the Bank of America, N.A. (the “Lender”). The Second Amendment amends certain terms of the Credit Agreement dated as of August 11, 2003, as previously amended by the Waiver and First Amendment to Credit Agreement on December 3, 2004 (as amended, the “Credit Agreement”), by and between the Company, the Borrowers and the Lender. Among other things, the Second Amendment amends the Credit Agreement by:
          i. Extending the maturity date of the unsecured revolving credit facility from August 11, 2006, to August 11, 2008; and
          ii. Providing the Company with the option to increase the maximum revolving loan limit from an aggregate principal amount of $70,000,000 to $80,000,000.

9.	Contingencies
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
10.	Subsequent Event
     Subsequent to July 30, 2005, 3 Gymboree retail stores were closed due to damage suffered as a result of hurricane Katrina. The Company expects to re-open one of these stores in the third quarter of fiscal 2005. Two stores were completely destroyed. The Company is unable to estimate the impact the damage caused by hurricane Katrina will have on its financial condition and results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of The Gymboree Corporation:
We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of July 30, 2005 and July 31, 2004, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods then ended, and cash flows for the twenty-six week period then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
September 8, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
          The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, our ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, unanticipated costs actually incurred in connection with the winddown of our United Kingdom and Ireland operations, instability in countries where our merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
General
     The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women, as well as play programs for children under the GYMBOREE®, JANIE AND JACK®, JANEVILLE® and GYMBOREE PLAY & MUSIC™ brands. As of July 30, 2005, the Company operated 646 stores, including 618 stores in the United States (including 60 Janie and Jack shops and 16 Janeville stores) and 28 stores in Canada. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

     During the quarter, the Company relocated or remodeled 6 Gymboree stores, closed 5 Gymboree stores, and opened 3 Janie and Jack shops and 1 Janeville store. For the remainder of fiscal 2005, the Company plans to continue to grow its store base, opening approximately 6 Gymboree stores, 13 outlet stores (including the conversion of 2 existing Gymboree stores), 6 Janie and Jack shops, and 1 Janeville store. The Company also expects to remodel, expand or relocate approximately 7 Gymboree stores, and close approximately 5 under-performing Gymboree stores during the remainder of fiscal 2005.
     The Company closed its United Kingdom and Ireland operations in fiscal 2004, and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.
Results of Operations
Thirteen weeks ended July 30, 2005 compared to thirteen weeks ended July 31, 2004
Net Sales
     Net retail sales in the second quarter of fiscal 2005 increased to $129.3 million from $113.5 million in the same period last year, an increase of $15.8 million or 13.9%. Comparable store sales increased 9%, or $9.9 million over the same 13-week period last year. This increase was primarily driven by strong product performance from our kid boy and baby boy product lines and accessories, as well as, the implementation of a key item strategy and the improved performance of our promotional events. Non-comparable store sales increased $6.0 million due to net store and square footage growth of 22 stores and 66,000 square feet, respectively. The number of stores open at the end of the period was 646 compared to 624 as of the end of the same period last year.
     Play & Music net sales in the second quarter of fiscal 2005 increased to $2.7 million from $2.5 million in the same period last year, an increase of $0.2 million or 8.0%. This increase was primarily due to new franchise sales, increased equipment and product sales, and royalties from new domestic and international franchise sites, partially offset by the closure of 5 corporate owned sites. The number of corporate owned sites open as of the end of the period was 5 compared to 10 as of the end of the same period last year.
Gross Profit
     Gross profit for the second quarter of fiscal 2005 increased to $47.2 million from $41.2 million in the same period last year. As a percentage of net sales, gross profit increased 0.3 percentage points to 35.8% from 35.5% in the same period last year. The increase in comparable store sales allowed us to leverage occupancy and buying costs, offsetting the negative impact of higher average product costs. We expect continuing improvement in gross margins in the third and fourth quarter of fiscal 2005, as new lower cost products are sold in the stores. These lower costs are a result of an improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing.

Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $53.3 million in the second quarter of fiscal 2005 from $47.1 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 0.2 percentage points to 40.4% in the second quarter of fiscal 2005 from 40.6% in the same period last year. The increase in SG&A was primarily due to higher corporate expenses related to incentive compensation and benefits, as well as increased store operating costs. The increase in incentive compensation was primarily due to the Company’s second quarter bonus, which was tied to quarterly earnings performance. Compensation and benefits also increased due to an increase in headcount and higher medical insurance premiums. Higher store operating expenses were driven by an increase in total store count compared to the prior year, as well as an increase in direct business. During the third and fourth quarters of fiscal 2005, we expect a small reduction in SG&A as a percent of net sales compared to the same period last year.
Other Income, Net
     Other income increased in the second quarter of fiscal 2005 to $294,000 from $145,000 in the same period last year primarily due to an increase in net interest income of approximately $175,000, offset in part by foreign exchange losses. The increase in net interest income was due to a higher average cash balance coupled with higher interest rates. The foreign exchange losses resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.
Income Taxes
     Our effective tax rate for the second quarter of fiscal 2005 and 2004 was 35.7% and 36.5%, respectively. We expect the fiscal 2005 effective tax rate to be within a range of 36% to 37%. The actual rate will ultimately depend on several variables, including our overall level of earnings in fiscal 2005.
Discontinued Operations
     Income reported for the discontinued United Kingdom and Ireland operations in the second quarter of fiscal 2005 primarily represents favorable adjustments to previous lease termination accruals based on actual settlements in connection with the liquidation of the United Kingdom and Ireland entities, while the loss reported in the second quarter of 2004 represents operating results. The results of discontinued operations are presented net of income tax in the accompanying financial statements.
Results of Operations
Twenty-six weeks ended July 30, 2005 compared to twenty-six weeks ended July 31, 2004
Net Sales
     Net retail sales for the twenty-six weeks ended July 30, 2005 increased to $290.1 million from $257.9 million in the same period last year, an increase of $32.2 million or 12.5%.

Comparable store sales increased 6%, or $15.0 million over the same 26-week period last year. This increase was primarily driven by strong product performance from our kid boy and baby boy product lines and accessories, as well as, the implementation of a key item strategy and the improved performance of our promotional events. Non-comparable store sales increased $14.7 million due to net store and square footage growth of 22 stores and 66,000 square feet, respectively. The number of stores open at the end of the period was 646 compared to 624 as of the end of the same period last year.
     Play & Music net sales for the twenty-six weeks ended July 30, 2005 decreased to $4.9 million from $5.2 million in the same period last year, a decrease of $300,000 or 5.8%. This decrease was primarily due to the closure of 5 corporate owned sites as part of our ongoing repositioning of the Play & Music business. The number of corporate owned sites open at the end of the period was 5 compared to 10 as of the end of the same period last year.
Gross Profit
     Gross profit for the twenty-six weeks ended July 30, 2005 increased to $111.9 million from $103.6 million in the same period last year. As a percentage of net sales, gross profit decreased 1.5 percentage points to 37.9% from 39.4% in the same period last year. Our gross margins were negatively impacted by higher average product costs. We expect improvement in gross margins in the third and fourth quarter of fiscal 2005, as new lower cost products are sold in the stores. These lower costs are a result of an improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing.
Selling, General and Administrative Expenses
     SG&A expenses increased to $109.9 million in the twenty-six weeks ended July 30, 2005 from $97.7 million in the same period last year. As a percentage of net sales, SG&A expenses increased 0.2 percentage points to 37.3% in the twenty-six weeks ended July 30, 2005 from 37.1% in the same period last year. The increase in SG&A was primarily due to higher store operating expenses, as well as higher corporate expenses related to incentive compensation, workers’ compensation and employee benefits. The increase in store operating expenses was primarily due to new stores, as well as the increase in our direct business volume. The increase in corporate incentive compensation was primarily due to the Company’s first and second quarter bonuses, which were tied to quarterly earnings performance. Compensation and benefits increased due to an increase in headcount and higher medical insurance premiums. The increase in workers’ compensation expense was due to management’s revised estimate of outstanding claims. SG&A also includes approximately $500,000 in severance charges related to the Company’s corporate workforce reduction in the first quarter of fiscal 2005.
Other Income, Net
     Other income increased to $501,000 in the twenty-six weeks ended July 30, 2005 from $382,000 in the same period last year primarily due to an increase in net interest income of approximately $256,000, offset in part by foreign exchange losses. The increase in net interest income was due to higher interest rates and average cash balances on a year-over-year basis. The foreign exchange losses resulted from foreign currency fluctuations on inter-company transactions between our United States operations and foreign subsidiaries.

Income Taxes
     Our effective tax rate for the twenty-six weeks ended July 30, 2005 and July 31, 2004 was 35.8% and 36.5%, respectively. We expect the fiscal 2005 effective tax rate to be within a range of 36% to 37%. The actual rate will ultimately depend on several variables, including our overall level of earnings in fiscal 2005.
Discontinued Operations
     Income reported for the discontinued United Kingdom and Ireland operations in the twenty-six weeks ended July 30, 2005 primarily represents favorable adjustments to previous lease termination accruals based on actual settlements in connection with the liquidation of the United Kingdom and Ireland entities, while income reported in the first half of fiscal 2004 represents operating results, which were close to break even. The results of discontinued operations are presented net of income tax in the accompanying financial statements.
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
Recently Issued Accounting Standards
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, computed at the date of grant. Upon adoption, all employee stock option awards will be recognized as an expense in the Company’s statement of operations, typically over the related vesting period of the options. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior pro forma disclosures under SFAS No. 148. The Company plans to adopt SFAS No. 123R as of the beginning of the first quarter of fiscal 2006, as required. The Company is currently evaluating the impact adoption of SFAS No. 123R will have on its financial condition and results of operations.

Financial Condition
Liquidity and Capital Resources
     Net cash provided by operating activities for the twenty-six weeks ended July 30, 2005 was $26.4 million compared to $12.6 million provided by operating activities in the same period last year. This increase was primarily due to changes in working capital items, notably a decline in inventory levels since January 29, 2005 due to the timing of purchases. This decrease is consistent with management’s plans.
     Net cash used in investing activities for the twenty-six weeks ended July 30, 2005 was $23.7 million compared to $18.4 million in the same period last year, and consisted of $14.9 million in capital expenditures for the opening of 7 new stores, relocation, remodeling and/or expansion of 12 existing stores, capital expenditures related to store openings and relocations currently in progress, capital expenditures related to improvements to the Company’s distribution center, and information technology improvements, as well as a net decrease of $8.8 million in marketable securities. The Company estimates that capital expenditures during the remainder of fiscal 2005 will be approximately $14.0 to $16.0 million, and will primarily be used to relocate, remodel or expand 7 Gymboree stores, open 6 new Gymboree stores, open 13 new outlet stores (including the conversion of 2 existing Gymboree stores), open 6 new Janie and Jack shops and 1 new Janeville store, as well as to continue the investment in the Company’s distribution center, website and systems infrastructure replacement.
     Cash provided by financing activities for the twenty-six weeks ended July 30, 2005 totaled $2.0 million compared to $2.9 million in the same period last year. This decrease was due to fewer stock option exercises.
     Cash and cash equivalents were $35.0 million at July 30, 2005, an increase of $4.4 million from January 29, 2005. Working capital as of July 30, 2005 was $111.4 million compared to $98.3 million as of January 29, 2005.
     The Company has an unsecured revolving credit facility for borrowings of up to $70 million. The credit facility was amended on July 27, 2005, to extend the expiration to August 2008 and to provide the Company with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. This credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of July 30, 2005, $51.4 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding.
     The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on in-store purchases using the Gymboree Visa card and annual rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and absorbs all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to the Agreements as follows:
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
     For the twenty-six weeks ended July 30, 2005, the Company recognized approximately $1.3 million in new account and credit card usage fees, which are included in net retail sales in the accompanying Condensed Consolidated Statement of Operations. As of July 30, 2005, $400,000 and $3.8 million of payments received under the Agreements are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet.
     There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 29, 2005.
     The Company remains liable on lease agreements for its previous Burlingame, California headquarters assigned to its current landlord and for 2 Play & Music sites sold to franchisees. The Company does not believe that payment by the Company of its maximum potential amount of future payments under these lease agreements would have a material current or future effect on its liquidity or capital resources.
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

     The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars as of July 30, 2005 and July 31, 2004.

	July 30, 2005
	Notional	Fair Value	Weighted
	Amount	Loss	Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$5,553	$(8)	$0.82
Euro	229	(1)	1.21

Total	$5,782	$(9)

	July 31, 2004
	Notional	Fair Value	Weighted
	Amount	Gain/(Loss)	Average Rate
	(in thousands, except weighted average rate data)
British pounds sterling	$5,264	$(47)	$1.81
Canadian dollars	8,049	77	0.75
Euro	1,636	49	1.20

Total	$14,949	$79

Item 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     We maintain a set of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), designed to provide reasonable assurance that information required to be disclosed in our filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report in providing reasonable assurance of achieving the Company’s control objectives.
Changes in Internal Control over Financial Reporting
     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the second quarter of fiscal 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Gymboree Corporation Annual Meeting of Stockholders (“the Annual Meeting”) was held on June 13, 2005, at which time the stockholders voted on the following proposals:

		Votes Against	Abstentions and
	Votes for	or Withheld	Non-Votes
Election of Class III Directors:
Daniel R. Lyle	29,743,890	108,127	—
John C. Pound	16,887,702	12,964,315	—
William U. Westerfield	29,563,563	288,454	—
Advisory Vote on the Appointment of Deloitte & Touche LLP as Independent Registered Public Accounting Firm for the fiscal year ending January 28, 2006	29,265,094	575,567	11,356
At the annual meeting, Daniel R. Lyle was elected and incumbent directors John C. Pound and William U. Westerfield were each re-elected as Class III directors of the Company to serve for a three-year term expiring upon the Annual Meeting in 2008. Continuing Class I directors, whose terms will expire at the Annual Meeting in 2006, are Blair W. Lambert and Gary M. Heil. Continuing Class II directors, whose terms will expire at the Annual Meeting in 2007, are Lisa M. Harper and Barbara L. Rambo.
The advisory vote on the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending January 28, 2006 was approved at the meeting.
Item 6. EXHIBITS
(a) Exhibits

10.67*	Employment Terms for Matthew McCauley (1)

10.68	Second Amendment to Credit Agreement dated July 27, 2005. (2)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated by reference to the corresponding exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 8, 2005	By: /s/ Blair W. Lambert

Date	Blair W. Lambert
Chief Operating Officer and Chief
Financial Officer

Exhibit Index

Exhibit
Number	Description

10.67*	Employment Terms for Matthew McCauley (1)

10.68	Second Amendment to Credit Agreement dated July 27, 2005. (2)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005.

(2)	Incorporated by reference to the corresponding exhibits to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.