Form 10-Q
period 2005-10-29
GYMBOREE CORP
filed 2005-12-05
CIK 786110

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the quarterly period ended October 29, 2005
OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from                      to
Commission file number 000-21250
THE GYMBOREE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2615258 (IRS Employer Identification No.)

500 Howard Street, San Francisco, California (Address of principal executive offices)	94105 (Zip code)
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
Yes ☐            No ☑
     As of November 26, 2005, 31,666,499 shares of the registrant’s common stock were outstanding.

Part I — FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	October 29,	January 29,	October 30,
	2005	2005	2004
Assets
Current Assets
Cash and cash equivalents	$34,132	$30,599	$24,608
Marketable securities	58,275	30,000	40,000
Accounts receivable	12,095	16,547	17,732
Merchandise inventories	100,814	97,237	91,706
Prepaid income taxes	8,615	3,554	2,600
Prepaid expenses	2,928	2,994	3,295
Deferred income taxes	2,772	3,795	311
Current assets of discontinued operations	514	1,794	4,428

Total current assets	220,145	186,520	184,680

Property and Equipment
Land and buildings	10,375	10,375	10,375
Leasehold improvements	152,615	144,998	141,648
Furniture, fixtures and equipment	154,502	146,917	150,144

	317,492	302,290	302,167
Less accumulated depreciation and amortization	(169,000)	(151,545)	(156,070)

	148,492	150,746	146,097
Deferred Income Taxes	3,411	12,891	11,251
Lease Rights and Other Assets	1,558	1,542	1,526

Total Assets	$373,606	$351,699	$343,554

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$45,404	$39,241	$38,245
Accrued liabilities	44,990	41,803	43,391
Current liabilities of discontinued operations	956	7,144	5,631

Total current liabilities	91,350	88,188	87,267

Long-Term Liabilities
Deferred rent and other liabilities	47,599	46,105	39,943

Total Liabilities	138,949	134,293	127,210

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 31,397,459, 31,062,066 and 30,830,374 shares issued and outstanding at October 29, 2005, January 29, 2005 and October 30, 2004, respectively)	71,470	67,355	64,752
Retained earnings	164,247	150,915	151,727
Unearned compensation	(1,066)	(617)	—
Accumulated other comprehensive gain (loss)	6	(247)	(135)

Total stockholders’ equity	234,657	217,406	216,344

Total Liabilities and Stockholders’ Equity	$373,606	$351,699	$343,554

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net sales:
Retail	$174,507	$152,823	$464,582	$410,746
Play & Music	2,576	2,785	7,505	7,961

Total net sales	177,083	155,608	472,087	418,707
Cost of goods sold, including buying and occupancy expenses	(95,779)	(93,944)	(278,918)	(253,457)

Gross profit	81,304	61,664	193,169	165,250
Selling, general and administrative expenses	(60,956)	(54,306)	(170,879)	(151,984)

Operating income	20,348	7,358	22,290	13,266
Other income, net	488	69	989	451

Income from continuing operations before income taxes	20,836	7,427	23,279	13,717
Income tax benefit (expense)	(9,725)	122	(10,600)	(2,174)

Income from continuing operations	11,111	7,549	12,679	11,543
Income (loss) from discontinued operations, net of income tax	46	(3,377)	653	(3,315)

Income before cumulative effect of change in accounting principle	11,157	4,172	13,332	8,228
Cumulative effect of change in accounting principle, net of income tax	—	—	—	1,228

Net income	$11,157	$4,172	$13,332	$9,456

Basic per share amounts:
Income from continuing operations	$0.36	$0.25	0.41	$0.38
Income (loss) from discontinued operations, net of income tax	—	(0.11)	0.02	(0.11)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	0.04

Net income	$0.36	$0.14	0.43	$0.31

Diluted per share amounts:
Income from continuing operations	$0.35	$0.24	0.40	$0.37
Income (loss) from discontinued operations, net of income tax	—	(0.11)	0.02	(0.11)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	0.04

Net income	$0.35	$0.13	0.42	$0.30

Weighted average shares outstanding:
Basic	31,370	30,801	31,263	30,657
Diluted	32,051	31,346	31,767	31,355
See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	39 Weeks Ended
	October 29,	October 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,332	$9,456
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations, net of income tax	(653)	3,315
Cumulative effect of change in accounting principle, net of income tax	—	(1,228)
Depreciation and amortization	21,889	20,368
Deferred income tax provision (benefit)	10,504	(3,563)
Loss on disposal of property and equipment	287	451
Tax benefit from exercise of stock options	794	2,856
Non-cash compensation expense	210	—
Change in assets and liabilities:
Accounts receivable	4,459	(6,546)
Merchandise inventories	(3,733)	(22,533)
Prepaid expenses and other assets	52	(818)
Prepaid income taxes	(4,879)	(9,639)
Accounts payable	6,074	4,832
Accrued liabilities	7,975	18,891
Deferred and other liabilities	1,652	8,344

Net cash provided by continuing operations	57,963	24,186
Net cash (used in) provided by discontinued operations	(4,193)	5,626

Net cash provided by operating activities	53,770	29,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	362,125	574,455
Purchases of marketable securities	(390,400)	(546,455)
Capital expenditures	(24,377)	(58,040)
Proceeds from sale of assets and other	18	141

Net cash used in investing activities	(52,634)	(29,899)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of stock	2,660	3,436

Net cash provided by financing activities	2,660	3,436

Effect of exchange rate fluctuations on cash	(263)	(294)

Net Increase in Cash and Cash Equivalents	3,533	3,055

CASH AND CASH EQUIVALENTS:
Beginning of Period	30,599	21,553

End of Period	$34,132	$24,608

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$2,192	$4,495
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$5,362	$12,318
Cash paid for interest	$6	$59
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
     The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature, except for adjustments related to income taxes and the litigation settlement which are disclosed in Notes 9 and 10.
     The results of operations for the thirty-nine weeks ended October 29, 2005, are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 28, 2006 (“fiscal 2005”).
2.	Stock Based Compensation
     The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” The table below illustrates the effect on net income and income per share had the Company recorded compensation expense for its stock option plans, stock awards plan and purchase plan based on the fair value method consistent with the method of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148.

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income, as reported	$11,157	$4,172	$13,332	$9,456
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63	—	132	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,068)	(1,618)	(3,548)	(4,865)

Pro forma net income	$10,152	$2,554	$9,916	$4,591

Basic income per share
As reported	$0.36	$0.14	$0.43	$0.31
Pro forma	0.32	0.08	0.32	0.15
Diluted income per share
As reported	$0.35	$0.13	$0.42	$0.30
Pro forma	0.32	0.08	0.31	0.15

     The fair value of option grants and shares issued under stock option plans, share awards plan and the purchase plan are estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Periods ended
	October 29,	October 30,
	2005	2004
Expected dividend rate	0%	0%
Expected volatility	46.0%	47.9%
Risk-free interest rate	4.3%	2.6%
Expected lives (yrs.)	4.1	4.0
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, computed at the date of grant. Upon adoption, all employee stock option awards will be recognized as an expense in the Company’s statement of income, typically over the related vesting period of the options. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior pro forma disclosures under SFAS No. 148. The Company plans to adopt SFAS No. 123R as of the beginning of the first quarter of fiscal 2006, as required. The Company expects the adoption of SFAS No. 123R to reduce earnings for fiscal 2006 by approximately $0.08 to $0.10 per diluted share.
3.	Net Income Per Share
     Basic net income per share is calculated by dividing net income for the period by the weighted average common shares outstanding for that period. Diluted net income per share includes the effects of dilutive instruments, such as stock options and unvested stock award shares, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In thousands)
Weighted average number of shares — basic	31,370	30,801	31,263	30,657
Add: effect of dilutive securities	681	545	504	698

Weighted average number of shares — diluted	32,051	31,346	31,767	31,355

     Anti-dilutive options to purchase 2,218,369 and 3,225,671 shares of common stock for the 13 weeks ended October 29, 2005 and October 30, 2004, respectively, and 2,609,718 and 2,919,005 shares of common stock for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively, were excluded from the above computations of weighted average shares.
4.	Comprehensive Income
     Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
	(In thousands)
Net income	$11,157	$4,172	$13,332	$9,456
Other comprehensive income	435	139	253	382

Total comprehensive income	$11,592	$4,311	$13,585	$9,838

5.	Segments
     The Company operates two reportable segments, retail stores and Play & Music. Corporate overhead and income taxes are included in the retail stores segment. The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands).

	13 Weeks Ended October 29, 2005			39 Weeks Ended October 29, 2005
	Retail			Retail
	Stores	Play & Music	Total	Stores	Play & Music	Total
Net sales	$174,507	$2,576	$177,083	$464,582	$7,505	$472,087
Depreciation and amortization	7,192	113	7,305	21,510	379	21,889
Operating income	19,785	563	20,348	20,888	1,402	22,290
Total assets	367,210	5,882	373,092	367,210	5,882	373,092
Capital expenditures	9,399	100	9,499	24,052	325	24,377

	13 Weeks Ended October 30, 2004			39 Weeks Ended October 30, 2004
	Retail			Retail
	Stores (1)	Play & Music	Total	Stores (1)	Play & Music	Total
Net sales	$152,823	$2,785	$155,608	$410,746	$7,961	$418,707
Depreciation and amortization	6,964	108	7,072	20,019	349	20,368
Operating income	7,123	235	7,358	12,225	1,041	13,266
Total assets	333,379	5,747	339,126	333,379	5,747	339,126
Capital expenditures	29,433	122	29,555	57,839	201	58,040

(1)	Includes Gymboree Visa credit card program, which was previously reported under Play & Music and Other segment.
     Net retail sales from our Canadian operations amounted to $7.5 million and $6.5 million for the 13 weeks ended October 29, 2005 and October 30, 2004, respectively, and $18.8 million and $16.8 million for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. Long-lived assets held by our Canadian operations amounted to $2.5 million and $3.2 million as of October 29, 2005 and October 30, 2004, respectively.

6. Discontinued Operations
     The Company closed its United Kingdom and Ireland operations in fiscal 2004 and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.
Net sales and income (loss) from discontinued operations were as follows (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004
Net sales	$—	$9,651	$—	$22,979

Income (loss) from discontinued operations	$(441)	(5,317)	$1,130	(5,219)
Income tax benefit (expense)	487	1,940	(477)	1,904

Income (loss) from discontinued operations, net of income taxes	$46	$(3,377)	$653	$(3,315)

     The changes in lease disposition accruals included in current liabilities of discontinued operations were as follows (in thousands):

Lease disposition accruals as of January 29, 2005	$5,647
Payments	(3,489)
Revisions to estimates, primarily favorable settlements of lease terminations	(2,158)

Lease disposition accruals as of October 29, 2005	$—

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
8. Credit Facility Amendment
     On July 27, 2005, the Company entered into a Second Amendment to Credit Agreement (the “Second Amendment”) by and between the Company and certain of its subsidiaries (collectively, the “Borrowers”) and the Bank of America, N.A. (the “Lender”). The Second Amendment amends certain terms of the Credit Agreement dated as of August 11, 2003, as previously amended by the Waiver and First Amendment to Credit Agreement on December 3, 2004 (as amended, the “Credit Agreement”), by and between the Company, the Borrowers and the Lender. Among other things, the Second Amendment amends the Credit Agreement by:
     i. Extending the maturity date of the unsecured revolving credit facility from August 11, 2006, to August 11, 2008; and
     ii. Providing the Company with the option to increase the maximum revolving loan limit from an aggregate principal amount of $70,000,000 to $80,000,000.
9. Income Taxes
     Income tax expense for the thirteen and thirty-nine weeks ended October 29, 2005 includes $1.9 million of additional expense related to the establishment of new valuation allowances for certain tax assets, an election to take bonus depreciation resulting in the impairment of an existing deferred tax asset and the adjustment of estimated income tax expense to match the final fiscal 2004 tax return filed in October 2005. Excluding the effect of this additional expense, the effective tax rate for the thirty-nine weeks ending October 29, 2005 would have approximated 37%. During the thirteen and thirty-nine weeks ended October 30, 2004, income tax expense was reduced due to the reversal of a $3.4 million tax reserve, which was largely attributable to the favorable resolution of a Canadian income tax audit. Excluding the effect of this tax benefit, the effective tax rate for the thirty-nine weeks ended October 30, 2004 would have approximated 36%.
10. Subsequent Events
Share Repurchase
     On November 2, 2005, the Board of Directors authorized the Company to utilize up to $55 million of the Company’s cash reserves to purchase shares of the Company’s outstanding common stock. Purchases will be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through October 28, 2006.
Litigation Settlement
     The Company was served in a class action lawsuit filed against Gymboree Operations, Inc., a wholly owned subsidiary of the Company, in the Superior Court of Riverside County, California on April 21, 2005. The lawsuit alleged that Gymboree Operations failed to pay overtime wages and provide meal and rest breaks. As a result of mediation proceedings, the Company entered into a binding Memorandum of Understanding on November 18, 2005 to fully resolve all claims related to the lawsuit. The Memorandum of Understanding provides for a settlement in the total amount of up to approximately $2.3 million, payable on a claims-made basis. The settlement resulted in a charge of approximately $1.5 million after tax, which was recorded in the thirteen weeks ended October 29, 2005. Court hearings to review the fairness of the terms of the settlement are expected to be held in the first quarter of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of The Gymboree Corporation:
We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of October 29, 2005 and October 30, 2004, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods then ended, and cash flows for the thirty-nine week periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.
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
December 5, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
     The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, our ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, unanticipated costs actually incurred in connection with the liquidation of our United Kingdom and Ireland entities, instability in countries where our merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005 and our other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business, prospects and results of operations.
General
     The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women, as well as play programs for children under the GYMBOREE®, JANIE AND JACK®, JANEVILLE® and GYMBOREE PLAY & MUSIC™ brands. As of October 29, 2005, the Company operated a total of 663 stores: 574 Gymboree stores (546 in the United States and 28 in Canada), 11 Gymboree Outlet stores, 62 Janie and Jack shops and 16 Janeville stores in the United States. The Company also operates online stores at www.gymboree.com and www.janieandjack.com, and offers directed parent-child developmental play programs at 522 franchised and company-operated centers in the United States and 24 other countries.

     During the quarter, the Company opened 6 Gymboree stores, relocated or remodeled 3 Gymboree stores, converted 2 Gymboree stores into Gymboree Outlet stores, opened 2 Janie and Jack shops and opened 11 Gymboree Outlet stores (including the 2 conversions).
     For the remainder of fiscal 2005, the Company plans to open approximately 2 Gymboree Outlet stores, 2 Janie and Jack shops, and 1 Janeville store. The Company also expects to relocate 1 Gymboree store and close approximately 6 Gymboree stores during the remainder of fiscal 2005.
     The Company closed its United Kingdom and Ireland operations in fiscal 2004, and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.
Results of Operations
Thirteen weeks ended October 29, 2005 compared to thirteen weeks ended October 30, 2004
Net Sales
     Net retail sales in the third quarter of fiscal 2005 increased to $174.5 million from $152.8 million in the same period last year, an increase of $21.7 million, or 14.2%. Comparable store sales increased 10% over the same 13-week period last year. This increase was primarily driven by a strong customer response to our fall and holiday deliveries. The largest increase in comparable store sales came from our newborn and accessories departments, followed by our boy and girl departments. In addition, the Company revised the timing of several branded promotional events within the quarter, which improved the productivity of these events while allowing us to capitalize on our strong product performance. Non-comparable store sales increased $5.1 million due to net store and square footage growth of 21 stores and 57,000 square feet, respectively. There were 663 stores open at the end of the period compared to 642 as of the end of the same period last year.
     Play & Music net sales in the third quarter of fiscal 2005 decreased to $2.6 million from $2.8 million in the same period last year, a decrease of $0.2 million or 7.1%. This decrease was primarily due to a decrease in equipment sales, partially offset by an increase in domestic franchise fees. There were 5 corporate owned sites open at the end of the period compared to 8 at the end of the same period last year.
Gross Profit
     Gross profit for the third quarter of fiscal 2005 increased to $81.3 million from $61.7 million in the same period last year. As a percentage of net sales, gross profit increased 6.3 percentage points to 45.9% from 39.6% in the same period last year. This increase was attributable to the reduction in product costs as a result of our product costing strategy and the strong customer response to our fall and holiday lines. Our product costing strategy involved the improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. The increase in comparable store sales also allowed us to leverage occupancy and buying costs. Management expects continued improvement in gross margins in the fourth quarter of fiscal 2005 compared to the same period last year.

Selling, General and Administrative Expenses
     Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $61.0 million in the third quarter of fiscal 2005 from $54.3 million in the same period last year. The increase in SG&A expense was due to higher corporate expenses for incentive compensation, as well as higher store operating costs due to an increase in total store count compared to the prior year and an increase in sales volume. SG&A also includes approximately $2.3 million related to the settlement of a class action lawsuit in the third quarter of fiscal 2005. As a percentage of net sales, SG&A expenses decreased 0.5 percentage points to 34.4% in the third quarter of fiscal 2005 from 34.9% in the same period last year as the increase in comparable store sales allowed us to leverage store operating costs. During the fourth quarter of fiscal 2005, the Company expects a reduction in SG&A expense as a percent of net sales compared to the same period last year.
Other Income, Net
     Other income increased in the third quarter of fiscal 2005 to $488,000 from $69,000 in the same period last year primarily due to an increase in net interest income of approximately $327,000. The increase in net interest income was due to higher investment balances coupled with higher interest rates.
Income Taxes
     Income tax expense for the thirteen weeks ended October 29, 2005 includes $1.9 million of additional expense related to the establishment of new valuation allowances for certain tax assets, an election to take bonus depreciation resulting in the impairment of an existing deferred tax asset and the adjustment of estimated income tax expense to match the final fiscal 2004 tax return filed in October 2005. Excluding the effect of this additional expense, the effective tax rate for the quarter would have approximated 37%. During the thirteen weeks ended October 30, 2004, the Company recorded a $0.3 million tax benefit due to the reversal of a $3.4 million tax reserve, which was largely attributable to the favorable resolution of a Canadian income tax audit. Excluding the effect of this tax benefit, the effective tax rate for the third quarter of fiscal 2004 would have approximated 36%.
Discontinued Operations
     The loss reported for the discontinued United Kingdom and Ireland operations in the third quarter of fiscal 2005 primarily represents the recognition of the cumulative foreign currency translation losses in connection with the liquidation of the United Kingdom and Ireland entities. The offsetting income tax benefit primarily represents the reconciliation of financial accounting records to the fiscal 2004 income tax return filed in the quarter. The loss reported in the third quarter of fiscal 2004 represents operating results, as well as charges related to asset write-offs, severance and lease disposition costs. The results of discontinued operations are presented net of income tax in the accompanying financial statements.

Results of Operations
Thirty-nine weeks ended October 29, 2005 compared to thirty-nine weeks ended October 30, 2004
Net Sales
     Net retail sales for the thirty-nine weeks ended October 29, 2005 increased to $464.6 million from $410.7 million in the same period last year, an increase of $53.9 million, or 13.1%. Comparable store sales increased 7% over the same 39-week period last year. This increase was primarily driven by strong product performance, as well as the implementation of a key item strategy and the improved performance of our branded promotional events. Non-comparable store sales increased $19.7 million due to net store and square footage growth of 21 stores and 57,000 square feet, respectively. There were 663 stores open at the end of the period compared to 642 as of the end of the same period last year.
     Play & Music net sales for the thirty-nine weeks ended October 29, 2005 decreased to $7.5 million from $8.0 million in the same period last year, a decrease of $0.5 million, or 6.3%. This decrease was primarily due to the closure of corporate owned sites as part of our ongoing repositioning of the Play & Music business. There were 5 corporate owned sites open at the end of the period compared to 8 as of the end of the same period last year.
Gross Profit
     Gross profit for the thirty-nine weeks ended October 29, 2005 increased to $193.2 million from $165.3 million in the same period last year. As a percentage of net sales, gross profit increased 1.4 percentage points to 40.9% from 39.5% in the same period last year. This increase was attributable to the reduction in product costs as a result of our product costing strategy and a strong customer response to our product assortment. Our product costing strategy involved the improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. The increase in comparable sales also allowed us to leverage occupancy and buying costs. Management expects continued improvement in gross margins in the fourth quarter of fiscal 2005 compared to the same period last year.
Selling, General and Administrative Expenses
     SG&A expenses increased to $170.9 million in the thirty-nine weeks ended October 29, 2005 from $152.0 million in the same period last year. The increase in SG&A expense was due to higher store operating expenses related to new store openings and an increase in sales volume, as well as higher corporate expenses related to incentive compensation. SG&A expense also includes approximately $2.3 million related to the settlement of a class action lawsuit in the third quarter of fiscal 2005 and approximately $500,000 in severance charges related to the Company’s corporate workforce reduction in the first quarter of fiscal 2005. As a percentage of net sales, SG&A expenses decreased 0.1 percentage points to 36.2% in the thirty-nine weeks ended October 29, 2005 from 36.3% in the same period last year.

Other Income, Net
     Other income increased to $989,000 in the thirty-nine weeks ended October 29, 2005 from $451,000 in the same period last year primarily due to an increase in net interest income of approximately $582,000, offset in part by foreign exchange losses. The increase in net interest income was due to a higher investment balances coupled with higher interest rates. The foreign exchange losses resulted from foreign currency fluctuations on inter-company transactions between our United States operations and Canadian subsidiary.
Income Taxes
     Income tax expense for the thirty-nine weeks ended October 29, 2005 includes $1.9 million of additional expense related to the establishment of new valuation allowances for certain tax assets, an election to take bonus depreciation resulting in the impairment of an existing deferred tax asset and the adjustment of estimated income tax expense to match the final fiscal 2004 tax return filed in October 2005. Excluding the effect of this additional expense, the effective tax rate for the thirty-nine weeks ending October 29, 2005 would have approximated 37%. During the thirty-nine weeks ended October 30, 2004, the effective tax rate for continuing operations was 15.9% due to the reversal of a $3.4 million tax reserve, which was largely attributable to the favorable resolution of a Canadian income tax audit. Excluding the effect of this tax benefit, the effective tax rate for the 39 weeks ended October 30, 2004 would have approximated 36%.
Discontinued Operations
     Income reported for the discontinued United Kingdom and Ireland operations for the thirty-nine weeks ended October 29, 2005 primarily represents the favorable resolution of lease terminations in connection with the liquidation of the United Kingdom and Ireland entities. The loss reported in the first three quarters of fiscal 2004 includes operating results, as well as charges related to asset write-offs, severance, and lease disposition costs. The results of discontinued operations are presented net of income tax in the accompanying financial statements.
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
Recently Issued Accounting Standards
     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, computed at the date of grant. Upon adoption, all employee stock option awards will be recognized as an expense in the Company’s statement of income, typically over the related vesting period of the options. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior pro forma disclosures under SFAS No. 148. The Company plans to adopt SFAS No. 123R as of the beginning of the first quarter of fiscal 2006, as required. The Company expects the adoption of SFAS No. 123R to reduce earnings for fiscal 2006 by approximately $0.08 to $0.10 per diluted share.
Financial Condition
Liquidity and Capital Resources
     Net cash provided by operating activities for the thirty-nine weeks ended October 29, 2005 was $53.8 million compared to $29.8 million provided by operating activities in the same period last year. The increase was primarily due to significantly higher operating income and a slower increase in inventory levels in the thirty-nine weeks ended October 29, 2005 compared to the same period last year. In the thirty-nine weeks ended October 30, 2004, inventories were increased substantially to support the growth of the Company’s two new concepts, Janie and Jack and Janeville.
     Net cash used in investing activities for the thirty-nine weeks ended October 29, 2005 was $52.6 million compared to $29.9 million in the same period last year. Net cash used in investing activities for the thirty-nine weeks ended October 29, 2005 consisted of $24.4 million in capital expenditures for the opening of 26 new stores, relocation, remodeling and/or expansion of 15 existing stores, capital expenditures related to store openings and relocations currently in progress, capital expenditures related to improvements to the Company’s distribution center, and information technology improvements, as well as $28.3 million in net marketable securities purchases. The Company estimates that capital expenditures during the remainder of fiscal 2005 will be approximately $2.5 to $3.0 million, and will primarily be used to relocate, remodel or expand 1 Gymboree store, open 2 new Gymboree Outlet stores, open 2 new Janie and Jack shops and 1 new Janeville store, as well as to continue the investment in the Company’s distribution center, website and systems infrastructure replacement.
     Cash provided by financing activities for the thirty-nine weeks ended October 29, 2005 totaled $2.7 million compared to $3.4 million in the same period last year. This decrease was due to a decrease in proceeds from stock option exercises.
     Cash and cash equivalents were $34.1 million at October 29, 2005, an increase of $3.5 million from January 29, 2005. Working capital as of October 29, 2005 was $128.8 million compared to $98.3 million as of January 29, 2005.
     The Company has an unsecured revolving credit facility for borrowings of up to $70 million. The credit facility was amended on July 27, 2005, to extend the expiration to August 2008 and to provide the Company with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. This credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of October 29, 2005, the Company was in compliance with these covenants. As of October 29, 2005, $50.8 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding.
     The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. For the thirty-nine weeks ended October 29, 2005, the Company recognized approximately $2.0 million in new account and credit card usage fees, which are included in net retail sales in the accompanying Condensed Consolidated Statement of Income. As of October 29, 2005, $2.2 million and $2.1 million of payments received under the Agreements are included in accrued liabilities and other long-term liabilities, respectively, in the accompanying Condensed Consolidated Balance Sheet.
     On November 2, 2005, the Board of Directors authorized the Company to utilize up to $55 million of the Company’s cash reserves to purchase shares of the Company’s outstanding common stock. Purchases will be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through October 28, 2006.
     As discussed in Note 10 to the condensed consolidated financial statements, the Company entered into a binding Memorandum of Understanding which provides for a settlement in the total amount of up to approximately $2.3 million, payable on a claims-made basis. Court hearings to review the fairness of the terms of the settlement are expected to be held in the first quarter of fiscal 2006. If approved, the Company does not expect the settlement to have a material effect on future liquidity or cash flow.
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
     The tables below summarize by major currency the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars.

	October 29, 2005
	Notional	Fair Value	Weighted Average
	Amount	Loss	Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$2,849	$(98)	$0.85

Total	$2,849	$(98)

	October 30, 2004
	Notional	Fair Value	Weighted Average
	Amount	Loss	Rate
	(in thousands, except weighted average rate data)
British pounds sterling	$1,358	$(19)	$1.83
Canadian dollars	5,070	(262)	0.82
Euro	1,238	(41)	1.28

Total	$7,666	$(322)

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
Changes in Internal Control over Financial Reporting
     We also maintain a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the third quarter of fiscal 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     The Company was served in a class action lawsuit filed against Gymboree Operations, Inc., a wholly owned subsidiary of the Company, in the Superior Court of Riverside County, California on April 21, 2005. The lawsuit alleged that Gymboree Operations failed to pay overtime wages and provide meal and rest breaks. As a result of mediation proceedings, the Company entered into a binding Memorandum of Understanding on November 18, 2005 to fully resolve all claims related to the lawsuit. The Memorandum of Understanding provides for a settlement in the total amount of up to approximately $2.3 million, payable on a claims-made basis. The settlement resulted in a charge of approximately $1.5 million after tax, which was recorded in the thirteen weeks ended October 29, 2005. Court hearings to review the fairness of the terms of the settlement are expected to be held in the first quarter of fiscal 2006.

Item 6. EXHIBITS
3.2	Amended and Restated Bylaws of The Gymboree Corporation (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

December 5, 2005 Date	By: /s/ Blair W. Lambert Blair W. Lambert Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit
Number	Description
3.2	Amended and Restated Bylaws of The Gymboree Corporation (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Lisa M. Harper Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Lisa M. Harper Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005.