Form 10-K
period 2006-01-28
GYMBOREE CORP
filed 2006-04-12
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JANUARY 28, 2006

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 30, 2005, was approximately $475,000,000 based upon the last sales price reported for such date on the NASDAQ National Market.

As of April 1, 2006, 33,180,404 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 13, 2006 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III.

THE GYMBOREE CORPORATION

FORWARD LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in Item 1A, “Risk Factors.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. When used in this document, the words “believes,” “expects,” “estimates,” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

PART 1

ITEM 1.	BUSINESS

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women under the GYMBOREE®, JANIE AND JACK®, and JANEVILLE® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. The Company operates stores in the United States and Canada, primarily in regional shopping malls and in selected suburban and urban locations. All references to “we,” “our,” “us,” and the “Company” in this Annual Report mean The Gymboree Corporation and its subsidiaries.

GENERAL

As of January 28, 2006, the Company conducted its business through five primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, Janeville and Gymboree Play & Music.

Gymboree: Gymboree stores offer high quality, fashionable, child-appropriate apparel and accessories characterized by bright colors, patterns and whimsical graphics, complex embellishments, comfort, functionality, and durability for children ages newborn to 12 years. As of January 28, 2006, we operated 565 Gymboree stores, including 537 stores in the United States and 28 stores in Canada, as well as an on-line store at www.gymboree.com.

Gymboree Outlet: In August 2005, the Company opened its first Gymboree Outlet store. The Gymboree Outlet stores provide our customers with high quality children’s apparel and accessories in the same age ranges as traditional Gymboree stores but at outlet prices. The majority of our Gymboree Outlet product is developed and manufactured exclusively for the Gymboree Outlet stores. As of January 28, 2006, we operated 13 Gymboree Outlet stores.

Janie and Jack: Janie and Jack shops are highly differentiated from Gymboree stores. Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls ages newborn to 5 years. Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks. Shops have an old mercantile boutique style with special details such as wainscoting and distressed wooden armoires. As of January 28, 2006, we operated 64 Janie and Jack shops in the United States, as well as an on-line shop at www.janieandjack.com.

Janeville: Janeville stores offer trend-infused apparel and accessories for women in their mid-30s and older. Clothing is modern, fresh and comfortable, designed with high quality fabrics and flattering cuts and styling. Janeville stores feature a residential environment with a cottage façade, front porch, and French doors. As of January 28, 2006, we operated 17 Janeville stores in the United States.

Gymboree Play & Music. Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children ages newborn to 5 years old through sight, touch, sound and movement. Gymboree Play & Music also offers art classes and organized birthday parties and sells certain developmentally appropriate toys, books and audiotapes. As of January 28, 2006, Gymboree’s Play & Music programs included 4 Company-operated play centers in California and 541 franchisee-operated play centers, of which approximately 56% are located in the United States, and the remaining 44% are located in 25 other countries, including Australia, Brazil, Canada, China, Colombia, Ecuador, El Salvador, France, Hong Kong, Indonesia, Ireland, Malaysia, Mexico, Peru, the Philippines, Singapore, South Korea, Switzerland, Taiwan, Thailand, the United Arab Emirates and the United Kingdom.

Gymboree was organized in October 1979, as a California corporation, and re-incorporated as a Delaware corporation in June 1992.

RETAIL STORES

As of January 28, 2006, the Company operated a total of 659 retail stores, including 631 stores in the United States (537 Gymboree stores, 13 Gymboree Outlet stores, 64 Janie and Jack shops and 17 Janeville stores) and 28 stores in Canada. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

In 2005, the Company opened 6 Gymboree stores, 13 Gymboree Outlet stores, 9 Janie and Jack shops and 3 Janeville stores in the United States. The Company also relocated or remodeled 23 Gymboree stores and closed 20 Gymboree stores in the United States. During 2006, the Company plans to open approximately 10 new Gymboree stores, 20 new Gymboree Outlet stores and 15 new Janie and Jack shops. No new Janeville stores are planned for fiscal 2006. The Company also plans to remodel, relocate or expand approximately 40 Gymboree stores.

The Gymboree e-commerce site at www.gymboree.com offers our entire Gymboree product offering for children between the ages of newborn and 12 years. The site also offers on-line registration for our Gymboree Play & Music classes at selected U.S. locations. The Janie and Jack e-commerce web site at www.janieandjack.com, offers our entire Janie and Jack product offering for children sizes newborn to 5T.

Less than 5% of the Company’s revenues were derived from outside the United States in 2005, 2004 and 2003, and less than 5% of the Company’s long-lived assets were located outside the United States in 2005, 2004 and 2003.

SUPPLIERS

The majority of our apparel is manufactured to our specifications by approximately 200 independent manufacturers in key countries in Asia (including China, Thailand, Indonesia, Vietnam, Taiwan, and Sri Lanka), as well as in Central America, South America, the United States and the United Arab Emirates. The Company purchases all products in U.S. dollars. One buying agent manages approximately 94% of our inventory purchases. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. All of our factories undergo annual audits for social accountability and production quality by an independent third party.

COMPETITION AND SEASONALITY

The Company’s operations are seasonal in nature, with sales from our retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2005, the fourth quarter accounted for approximately 30% of our net sales from retail operations.

Our Gymboree and Janie and Jack brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), Talbots Kids and certain leading department stores operating in malls, outlet centers or street locations, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), The Children’s Place and Target. Our Gymboree and Janie and Jack brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order, over the Internet or through outlet malls. Janeville competes on a national level with J. Jill, Chico’s, Talbots, Anthropologie, Banana Republic, Nordstrom and Ann Taylor. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our goal is to provide our customers with high quality apparel with an excellent price/value relationship. We design and produce our apparel exclusively for sale at our retail and on-line stores.

TRADEMARKS AND SERVICE MARKS

In the United States, the Company is the owner of the trademarks and service marks “GYMBOREE,” “JANIE AND JACK,” “JANEVILLE” and “GYMBOREE PLAY & MUSIC,” and the trademarks “GYMBO” and “GYMBUCKS.” These marks and certain other of our marks are registered in the United States Patent and Trademark Office. The mark “GYMBOREE” is also registered, or is the subject of pending applications, in approximately 61 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights in the “GYMBOREE” and “JANIE AND JACK” marks and other marks are a significant part of our business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other challenges to our right to use the “GYMBOREE” and “JANIE AND JACK” marks in the United States.

The Company uses a number of other trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

TEAM MEMBERS

As of January 28, 2006, we had approximately 9,600 full-time and part-time employees or 4,200 full-time equivalents. In addition, a significant number of seasonal employees are hired during each holiday selling season. None of our employees is represented by a labor union.

SEGMENT AND INTERNATIONAL FINANCIAL INFORMATION

Financial information for the Company’s two segments, retail stores and Play & Music, and for its international subsidiary for each of the three years ended January 28, 2006, January 29, 2005, and January 31, 2004, is contained in Note 10 to Consolidated Financial Statements.

AVAILABLE INFORMATION

We make available on our website at www.gymboree.com under “Financial Resources & SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such documents as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission. We also make available under “Corporate Policies,” our code of ethics.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth current information regarding our executive officers.

Lisa M. Harper	46	Chief Creative Officer and Chairman of the Board
Matthew K. McCauley	33	Chief Executive Officer
Blair W. Lambert	48	Chief Operating Officer and Chief Financial Officer
Kip M. Garcia	55	President
Marina Armstrong	43	Senior Vice President, Stores, Human Resources and Loss Prevention, and Secretary
Lynda G. Gustafson	41	Vice President and Corporate Controller

Lisa M. Harper was named Chief Creative Officer in January 2006 and has served as Chairman of our Board of Directors since June 2002. She served as Chief Executive Officer from February 2001 to January 2006 and was Vice Chair of the Board from February 2001 through June 2002. Ms. Harper joined Gymboree in January 1999 as Vice President, Design. From December 1999 until February 2000, she served as our Senior Vice President, Merchandising and Design. From February 2000 until September 2000, Ms. Harper served as our General Merchandise Manager. From September 2000 until February 2001, she served as our President. Prior to that, Ms. Harper served as our Director of Design and Merchandising from 1993 to 1995. Ms. Harper has also held merchandising and design positions with several other clothing retailers, including Limited Too, Esprit de Corp., GapKids, Mervyn’s, and Levi Strauss. Since February 2006, Ms. Harper serves as a director of Longs Drug Stores Corporation, a retail drug store chain.

Matthew K. McCauley has served as our Chief Executive Officer since January 2006. He joined The Gymboree Corporation in July 2001 as Director of Allocation and was named Vice President of Planning and Allocation in 2003. Mr. McCauley was named Senior Vice President and General Manager in February 2005 and President in June 2005, and Chief Executive Officer in January 2006. Prior to joining The Gymboree Corporation, Mr. McCauley served in a variety of positions at The Gap, Inc., a clothing retailer, including Planning Manager from 2000 to 2001 and Manager of Business Solutions in 2001. Mr. McCauley has been on our Board of Directors since October 2005.

Blair W. Lambert has served as Chief Operating Officer and Chief Financial Officer of Gymboree since January 2005. In August 2003, Mr. Lambert joined Illuminations.com, Inc., a candle and home decorating retailer, as the Chief Financial Officer. He was named to the Illuminations.com, Inc. Board of Directors in October 2003. Illuminations.com, Inc. filed for bankruptcy protection on January 9, 2004. Mr. Lambert has been a vineyard owner since October 2001 and, prior to becoming an officer of Illuminations.com, was a private consultant for specialty retail companies. Mr. Lambert served as the Chief Financial Officer of Bebe Stores, Inc., a clothing retailer, from June 1996 through October 2001. From 1988 to 1996, Mr. Lambert was employed by Esprit de Corp., a wholesaler and retailer of junior and children’s apparel, footwear and accessories, most recently serving as Corporate Vice President of Finance. Mr. Lambert has been on our Board of Directors since 2003. Mr. Lambert is a Certified Public Accountant.

Kip M. Garcia joined The Gymboree Corporation in May 2004 as Senior Vice President of Merchandising—Kids and was named President in January 2006. Prior to joining The Gymboree Corporation, Mr. Garcia served as Senior Vice President for Gap Kids, a division of The Gap Inc. and a children’s clothing retailer, from April 2002 to February 2003 and Senior Vice President for DFS Merchandising Ltd., a travel retail company, from February 1992 to February 2002.

Marina Armstrong joined The Gymboree Corporation in May 1997 as a District Manager. In 1998, Ms. Armstrong became a Human Resources Staffing Manager at the corporate office and later that year was promoted to Director, Recruiting and Staffing. Ms. Armstrong was named Vice President, Human Resources in 1999 and Senior Vice President, Stores, Human Resources and Loss Prevention in February 2005. Ms. Armstrong was named Assistant Secretary in March 2002 and Secretary in December 2004. Prior to joining

The Gymboree Corporation, Ms. Armstrong held several human resources and store operations positions with other retailers including Saks Fifth Avenue, Robinsons-May and The Bon Marche.

Lynda G. Gustafson joined The Gymboree Corporation in August 2001 as the Corporate Controller and was promoted to Vice President, Corporate Controller in February 2005. Ms. Gustafson was a business consultant for various companies from September 2000 to July 2001. From November 1993 to August 2000, Ms. Gustafson was at US Home & Garden, Inc., and was the Vice President, Finance and Principal Accounting Officer when she departed. Prior to that time, she spent five years in public accounting. Ms. Gustafson is a Certified Public Accountant.

ITEM 1A.	RISK FACTORS

Our results may be adversely affected by our failure to anticipate and respond to changes in fashion trends and consumer preferences.

Our sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for our apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends. A decline in demand for our apparel and accessories or a misjudgment of fashion trends could, among other things, lead to lower sales, excess inventories and higher markdowns which could have a material adverse effect on our business, financial condition and operating results.

Competition and the strength of our competitors may impair our ability to maintain and grow our sales and adversely affect our operating results.

The apparel segment of the specialty retail industry is highly competitive, and we may not be able to compete successfully in the future. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our Gymboree and Janie and Jack brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), Talbots Kids and certain leading department stores operating in malls, outlet centers or street locations, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), The Children’s Place and Target. Our Gymboree and Janie and Jack brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order, over the Internet or through outlet malls. Our Janeville brand competes on a national level with J. Jill, Chico’s, Talbots, Anthropologie, Banana Republic and Ann Taylor. Many of these competitors are larger than the Company and have substantially greater financial, marketing and other resources. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

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

Our new concepts and businesses require a substantial commitment of resources and are not certain of ultimate success.

The Company’s ongoing efforts to develop, launch and grow new divisions, businesses and brands require significant capital expenditures and management attention. Our commitment of management resources and capital to a new concept means that those resources and capital are unavailable for other Company activities and operations. Our decision to launch a new business is based on our assessment that a significant opportunity exists in the marketplace. We felt that such opportunity existed for Janeville, though it is too early to tell whether Janeville will grow into a consistently profitable division for the Company. The Janeville business generated net losses in fiscal 2005 and we expect that it will lose money in fiscal 2006. There are no assurances that Janeville will receive sufficient consumer acceptance in its testing phase to justify further significant investment and management efforts necessary to establish the brand and business. Janeville, which targets women in their mid-30s, operates in a very competitive market in which the Company has not historically operated. If Janeville does not develop and grow substantially and achieve profitability, it could have a material adverse effect on the Company’s growth, operating results, margins and profitability. In addition, we began the Gymboree Outlet business during fiscal 2005. The business was marginally profitable in fiscal 2005, however it is too early to tell if this business will be successful in the future.

Our business may be harmed by additional United States regulation of foreign trade or delays caused by additional US customs requirements.

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

Our products are currently manufactured to our specifications by independent factories located primarily in Asia, as well as Central America, South America, the United States and the United Arab Emirates. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions including epidemics, natural disasters, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. We cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to deliver products into our stores in a timely manner. If even a small portion of our current foreign manufacturing sources or textile mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position.

We may suffer negative publicity if any of our products are found to be unsafe.

We currently test products sold in our stores, but we have in the past and may in the future, need to recall products that we later determine may present safety issues. If these products have safety problems of which we are not aware, or if the Consumer Product Safety Commission recalls a product sold in our stores, we could experience negative publicity and product liability lawsuits, which could have a material adverse effect on our reputation, business and financial position.

We may be subject to negative publicity or be sued if our manufacturers violate labor laws or engage in practices that our customers believe are unethical.

We seek to require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices. We also rely on an independent third party to audit all of our factories on an annual basis. If an independent manufacturer violates or is suspected of violating labor laws or other applicable regulations, or if a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, Canada or Europe, we could in turn experience negative publicity or be sued. Negative publicity or legal actions regarding the production of our products could have a material adverse affect on our reputation, sales, business and financial position.

The loss of a key buying agent could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

In 2005 and 2004, one buying agent managed approximately 94% and 90% of the Company’s inventory purchases, respectively. Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory and as a result could have a material adverse effect on our business and operating results.

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

Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the holiday season in November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. We have historically generated net losses during our second quarter and expect to generate such losses in the future due to seasonal consumer spending patterns. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. Such a circumstance could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plans for, in particular, the third or fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

Our ability to successfully implement significant information technology systems is critical to our business.

In the coming year, we plan to undertake a series of initiatives to upgrade our information technology infrastructure. These initiatives include a program to upgrade our point-of-sale, sales audit and financial systems. Such technology systems changes are complex and could cause disruptions that would adversely affect our business. We cannot assure you that we will be able to successfully execute these changes without significant disruption to our business. If we are not successful, we may not achieve the expected benefits from these initiatives, despite having expended significant capital. We may also determine that additional investment is required to bring our systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk. Furthermore, the Company will rely on third parties to fulfill contractual obligations related to the upgrade of these systems. Failure of these third parties to fulfill their contractual obligations could lead to significant expenses or losses due to a disruption in business operations.

Our business may be harmed if our computer network security is compromised.

Despite the Company’s considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. This could lead to adverse publicity, loss of sales and profits or cause the Company to incur significant costs to reimburse third parties for damages.

Damage to our computer systems could severely hamper our ability to manage our business.

Our operations depend on our ability to maintain and protect our computer systems on which we rely to manage our purchase orders, store inventory levels, web applications, accounting functions and other aspects of our business. We have computer systems located in each of our stores, with the main database servers for our systems located in San Francisco, California, which exists on or near known earthquake fault zones. An earthquake or similar disaster could have a material adverse impact on our business and operating results not only by damaging our stores or corporate headquarters, but also by damaging our main servers, which could disrupt our business for an indeterminate length of time. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, and similar events. We do not have back-up sites from which to conduct our business in the event of a natural disaster. There can also be no assurance that the Company can maintain or protect its on-line business application from a significant disruption that could result in a material adverse effect on its on-line revenue.

Our growth will be hampered if we are unable to locate new stores and relocate existing stores in appropriate retail venues and shopping area.

Our stores must be located in appropriate retail space in areas with demographic characteristics consistent with our customer base. These locations tend to be limited to upscale malls and similar venues where the market for space is very competitive. The location of acceptable store sites and the negotiation of acceptable lease arrangements require considerable time, effort and expense. Our ability to lease desirable retail space for expansion and relocation of stores, and to renew our existing store leases, on favorable economic terms is essential to our revenue growth. There can be no assurance that the Company will be able to achieve its store expansion goals, effectively manage its growth, successfully integrate the planned new stores into the Company’s operations, or profitably operate its new and remodeled stores. Failure to obtain and renew leases for a sufficient number of stores on acceptable terms would have a material adverse effect on our revenues and results of operations.

Our comparable store sales fluctuate from period to period.

Our comparable store sales have fluctuated significantly in the past and are expected to fluctuate in the future, especially for our newer brands, Janie and Jack, Janeville and Gymboree Outlet, as well as our growing on-line stores. Our comparable store sales are affected by a number of factors including our merchandise assortment, economic conditions, weather conditions, timing of our promotional offerings, competition and the overall retail environment. The investment community often tracks comparable store sales and a decline or significant fluctuation in comparable store sales, or a failure to meet investor expectations of comparable store sales, could affect the market price of our common stock.

Failure of internal control over financial reporting could harm our business and financial results.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to accurately and timely report its financial results or to detect and prevent fraud.

The implementation of FAS 123(R) will reduce our reported earnings which could result in a decline in our stock price.

The company headquarters is located in a geographic area in which there is significant competition for skilled managerial employees. Many of the firms in the area in which the Company competes use stock based compensation as a means to compete for these employees. As a result, the impact of the implementation of FAS 123(R) may be more significant for the Company than it is for other retailers not similarly located. To the extent that investors perceive the cost incurred for FAS 123(R) to be higher than that incurred by other retailers, our stock price may be negatively impacted.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases approximately 162,400 square feet of office space in a building in San Francisco, California for its corporate offices. The lease expires on April 14, 2018. See Note 4 to Consolidated Financial Statements.

The Company owns a 300,000 square foot distribution center on 21 acres in Dixon, California. All products are distributed to our U.S. stores from this facility. The Company utilizes a third-party owned and operated distribution center in Mississauga, Ontario, Canada for Canadian operations.

At January 28, 2006, the Company’s 659 stores included an aggregate of approximately 1,245,000 square feet of space. Our store leases typically have 10-year terms and typically include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. In most cases, our leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and repair and maintenance expenses. Approximately 100, 110, and 100 store leases will come up for renewal during fiscal 2006, 2007 and 2008, respectively. As of January 28, 2006, we also operated 4 Gymboree Play & Music sites in California under leases that expire between 2006 and 2008. See Note 4 to Consolidated Financial Statements.

ITEM 3.	LEGAL PROCEEDINGS

The Company was served in a class action lawsuit filed against Gymboree Operations, Inc., a wholly owned subsidiary of the Company, in the Superior Court of Riverside County, California on April 21, 2005. The lawsuit alleged that Gymboree Operations failed to pay overtime wages and provide meal and rest breaks to its employees. As a result of mediation proceedings, the Company settled the action. The settlement provides that the Company will pay a total amount of up to approximately $2.3 million, payable on a claims-made basis, to fully resolve all claims related to the lawsuit. The settlement resulted in a charge of approximately $1.5 million after tax, which was recorded in the thirteen weeks ended October 29, 2005. The Court granted preliminary approval of the settlement on February 8, 2006. A final approval hearing is scheduled for the second quarter of fiscal 2006.

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

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

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
First Quarter	$13.18	$11.21	$17.91	$14.02
Second Quarter	17.20	11.25	18.33	14.51
Third Quarter	17.98	12.89	16.04	11.32
Fourth Quarter	25.00	16.87	13.25	10.87

As of April 1, 2006, the number of holders of record of the Company’s common stock totaled approximately 652. The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business or stock repurchases. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions. In addition, the Company is restricted from paying dividends under the terms of its existing credit facility. This credit facility also limits stock repurchases.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the Consolidated Financial Statements of the Company. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and notes thereto.

	2005	2004	2003	2002	2001
(In thousands, except operating data and per share amounts)
Statement of Operations Data:
Net sales:
Retail	$667,507	$583,725	$537,625	$504,679	$482,206
Play & Music	10,946	10,753	11,647	14,940	13,977

Total net sales	678,453	594,478	549,272	519,619	496,183
Cost of goods sold, including buying and occupancy expenses	(386,054)	(362,356)	(323,678)	(297,142)	(308,717)

Gross profit	292,399	232,122	225,594	222,477	187,466
Selling, general and administrative expenses	(239,036)	(211,359)	(185,516)	(186,029)	(172,634)
Lease termination charges	—	(4,408)	—	—	—

Operating income	53,363	16,355	40,078	36,448	14,832
Foreign exchange gains (losses), net	(75)	(82)	137	874	(383)
Interest income	2,221	1,022	652	646	514
Interest expense	(340)	(355)	(411)	(1,244)	(3,475)

Income from continuing operations before income taxes	55,169	16,940	40,456	36,724	11,488
Income tax benefit (expense)	(22,275)	139	(15,170)	(14,139)	(4,423)

Income from continuing operations, net of income tax	32,894	17,079	25,286	22,585	7,065
Income (loss) from discontinued operations, net of income tax	790	(9,641)	375	(522)	(1,999)

Income before cumulative effect of change in accounting principle	33,684	7,438	25,661	22,063	5,066
Cumulative effect of change in accounting principle, net of income tax	—	1,206	—	—	—

Net income	$33,684	$8,644	$25,661	$22,063	$5,066

Basic income (loss) per share:
Income from continuing operations, net of income tax	$1.04	$0.56	$0.85	$0.78	$0.25
Income (loss) from discontinued operations, net of income tax	0.03	(0.31)	0.01	(0.02)	(0.07)
Cumulative effect of change in accounting principle, net of income tax	—	0.04	—	—	—

Net income	$1.07	$0.28	$0.87	$0.76	$0.18

Diluted income (loss) per share:
Income from continuing operations, net of income tax	$1.02	$0.54	$0.82	$0.74	$0.24
Income (loss) from discontinued operations, net of income tax	0.02	(0.31)	0.01	(0.02)	(0.07)
Cumulative effect of change in accounting principle, net of income tax	—	0.04	—	—	—

Net income	$1.05	$0.28	$0.83	$0.72	$0.17

Basic weighted average shares outstanding	31,485	30,747	29,656	28,992	28,326
Diluted weighted average shares outstanding	32,178	31,391	30,853	30,633	29,377

Operating Data:
Number of stores at end of period	659	648	596	559	551
Net sales per gross square foot at period-end (1)	$534	$485	$498	$504	$492
Net sales per average store (2)	$1,009,000	$900,000	$902,000	$903,000	$875,000
Comparable store net sales increase (3)	9%	2%	1%	4%	16%

Balance Sheet Data:
Working capital	$171,306	$98,332	$116,070	$81,255	$55,793
Total assets	424,778	351,699	302,400	257,868	222,122
Long-term debt	—	—	—	—	8,830
Stockholders’ equity	275,077	217,406	200,214	165,929	138,707

Notes:

(1)	Equals retail sales, excluding revenues from the Gymboree Visa program, divided by total square feet of store space as of each fiscal year-end.
(2)	Equals retail sales, excluding revenues from the Gymboree Visa program, divided by stores open as of each fiscal year-end.
(3)	A comparable store is one that has been opened for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable stores net sales include net sales from the Company’s on-line stores. Comparable stores net sales in fiscal years 2001 through 2005 were calculated on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in the item 1A, “Risk Factors” and those discussed elsewhere in this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

The following discussion provides information and analysis of our results of operations from fiscal years 2003 through fiscal 2005, and our liquidity and capital resources.

General

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women under the GYMBOREE®, JANIE AND JACK®, and JANEVILLE® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of January 28, 2006, the Company conducted its business through five primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, Janeville and Gymboree Play & Music. As of January 28, 2006, we had 659 stores, including 631 stores in the United States (including 64 Janie and Jack shops, 17 Janeville stores and 13 Gymboree Outlet stores) and 28 stores in Canada. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

The Company’s net sales for fiscal 2005 increased to $678.5 million from $594.5 million in fiscal 2004 and $549.3 million in fiscal 2003. Our net income totaled $33.7 million in fiscal 2005 compared to $8.6 million in fiscal 2004 and $25.7 million in fiscal 2003. Comparable store net sales (which include on-line stores), based on a 52-week period, increased 9% during fiscal 2005 versus 2004, 2% during fiscal 2004 versus 2003, and 1% during fiscal 2003 versus 2002. We expect that future increases in net sales and net income will be dependent on, among other factors, our ability to continue to reduce product costs while maintaining high quality standards, as well as our ability to attract new customers while maintaining existing customers longer in our core Gymboree division. Sales growth will also be dependent on our ability to expand our three new growth concepts, Janie and Jack, Janeville and Gymboree Outlet. During 2006, the Company plans to open approximately 10 new Gymboree stores, 20 new Gymboree Outlet stores and 15 new Janie and Jack shops. No new Janeville stores are planned for fiscal 2006. The Company also plans to remodel, relocate or expand approximately 40 Gymboree stores.

Our long-term growth will depend on the development and implementation of new retail concepts, such as Janie and Jack, Janeville and Gymboree Outlet, as well as continued investment in our core retail brand, Gymboree. As such, we expect to continue to devote time and effort to evaluating, developing, and testing new concepts when we perceive opportunities in the marketplace. Such efforts inevitably require significant management attention at all phases of the process and, for those concepts that we determine to launch, significant capital expenditures and losses during the early years of operation.

The Company’s year-end is on the Saturday closest to January 31. Fiscal 2005, 2004 and 2003, which included 52 weeks each, ended on January 28, 2006, January 29, 2005, and January 31, 2004, respectively.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We identified our most critical accounting policies and estimates to be those related to inventory valuation, asset impairment, workers’ compensation, co-branded credit card, revenue recognition and income taxes.

Inventory Valuation. We review our inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and reduce prices to sell that merchandise. The Company takes a physical count of inventories in all stores and the distribution center once a year, and in some stores twice a year. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Effective February 1, 2004, the Company elected to change its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis (the “cost method”). The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated.

Asset Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, we recognize a loss equal to the difference between the carrying value and the fair value of the assets. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed which are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related cost, as appropriate. Most closures occur upon the lease expiration. Our estimate of future cash flows is based on our experience, knowledge and occasionally third-party advice or market data. However, these estimates can be affected by factors that are difficult to predict such as future store profitability, real estate demand and economic conditions.

Workers’ Compensation. The Company is partially self-insured for workers’ compensation insurance. The Company records a liability based on actuarially determined amounts. Any actuarial projection of losses concerning our liability is subject to a high degree of variability due to external factors including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Co-Branded Credit Card. The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on purchases from Gymboree using the Gymboree Visa card and annual rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and absorbs all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to the Agreements as follows:

•	New account fees are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.

•	Minimum guaranteed annual payments, which exceed amounts earned based on the number of accounts opened and card usage, are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Annual rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

Revenue Recognition. Revenue is recognized at the point of sale in retail stores. On-line revenue is recorded when the merchandise is delivered to the customer. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations and through its on-line stores. Revenue is recognized in the period that the gift card is redeemed. Customers may earn Gymbucks and redeem them for merchandise at a discount during the redemption period. The Company records a reserve for outstanding Gymbucks if the earnings and redemption periods fall within different accounting periods. Sales are presented net of a sales return reserve, which is estimated based on historical return trends. If actual returns exceed our estimates, additional sales returns may be recorded in the future.

For the Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or a note payable, the franchisee has fully executed a franchise agreement and the Company has substantially completed its obligations under such agreement. The Company receives royalties based on each domestic franchisee’s gross receipts from operations and based on fees paid by international sub-franchisees to the master franchisee. Such royalty fees are recorded when earned and are due from the franchisees 30 days following the close of each quarter. The Company also recognizes revenues from consumer products sold to franchisees for resale at the time the products are shipped to the franchisees.

Income Taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is subject to periodic audits by the Internal Revenue Service, and other taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Loss and gain contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

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

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net retail sales for fiscal 2005 increased to $667.5 million from $583.7 million in fiscal 2004, an increase of $83.8 million, or 14.4%. Comparable store sales increased 9%, primarily driven by strong consumer acceptance of our products as well as improved performance of our branded promotional events. Non-comparable store sales increased $25.6 million due to net store and square footage growth of 11 stores and 43,500 square feet, respectively. There were 659 stores open at the end of fiscal 2005 compared to 648 at the end of fiscal 2004.

Play & Music net sales for fiscal 2005 increased to $10.9 million from $10.8 million in fiscal 2004. There were 545 Play & Music sites at the end of fiscal 2005 (including 4 Company-operated sites), compared to 528 sites (including 7 Company-operated sites) at the end of fiscal 2004. We ultimately plan to operate only 3 Company-operated sites, primarily for training purposes.

Gross Profit

Gross profit for fiscal 2005 increased to $292.4 million from $232.1 million in fiscal 2004. As a percentage of net sales, gross profit increased 4.1 percentage points to 43.1% from 39.0% last year. This increase was attributable to strong product demand generating more full-priced selling and a reduction in product costs in the second half of the year as a result of our product costing strategy. Our product costing strategy involved the improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. The increase in net sales also allowed us to leverage occupancy and buying costs. In fiscal 2006, we expect improvement in year over year gross margin, particularly in the first half of the year as we annualize the impact of our initial product costing initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $239.0 million in fiscal 2005 from $211.4 million in fiscal 2004. The increase in SG&A expense was due to higher store operating expenses related to new store openings and an increase in sales volume, as well as higher corporate expenses related to incentive compensation and increased marketing efforts. SG&A expense also includes approximately $2.3 million related to the settlement of a class action lawsuit in the third quarter of fiscal 2005 and approximately $500,000 in severance charges related to the Company’s corporate workforce reduction in the first quarter of fiscal 2005. As a percentage of net sales, SG&A expenses decreased 0.4 percentage points to 35.2% in fiscal 2005 from 35.6% in fiscal 2004.

Lease Termination Charges

In connection with the move to our new corporate headquarters in San Francisco, California in fiscal 2004, our current landlord assumed our obligations under the lease for our previous corporate offices in Burlingame, California. As a result, lease termination charges of $4.4 million, consisting of non-cash charges related to the Company’s headquarters relocation, were recorded in the fourth quarter of fiscal 2004. Approximately $4.2 million of this amount was recorded as a deferred lease incentive from the Company’s new landlord, and is amortized over the life of the new corporate office lease as a reduction of occupancy expense. See Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income increased to $2.2 million in fiscal 2005 from $1.0 million in fiscal 2004 due to interest earned on higher cash and cash equivalents and marketable securities balances, as well as increased interest rates.

Interest Expense

Interest expense decreased to $0.3 million in fiscal 2005 from $0.4 million in fiscal 2004, and includes unused line of credit fees, amortization of prepaid loan fees and facilities fees.

Income Taxes

Income tax expense for fiscal 2005 resulted in an effective tax rate of approximately 40%. Such rate includes $1.9 million, or 3%, of additional tax expense due mainly to a decrease in the tax benefit for donations of inventory, reconciliations of certain deferred tax assets and changes in tax reserves. Our fiscal 2004 effective tax rate was a benefit of approximately 1% due primarily to the reversal of tax reserves, which was largely attributable to the favorable resolution of a Canadian income tax audit and other matters. Without the effect of the reversal, our effective tax rate for fiscal 2004 would have been 34.5%. See Note 7 to the Consolidated Financial Statements.

Discontinued Operations

Income for the discontinued United Kingdom and Ireland operations was $0.8 million for fiscal 2005 and primarily represents the favorable resolution of lease terminations in connection with the liquidation of the United Kingdom and Ireland entities, and is partially offset by legal and accounting fees to liquidate the entities, as well as foreign exchange losses primarily related to the recognition of cumulative translation adjustments related to the entities. Losses from the discontinued United Kingdom and Ireland operations were $9.6 million for fiscal 2004, and consisted primarily of lease disposition costs of $7.9 million, asset write-offs of $1.7 million and severance of $0.8 million. See Note 3 to the Consolidated Financial Statements.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net retail sales for fiscal 2004 increased to $583.7 million from $537.6 million in fiscal 2003, an increase of $46.1 million, or 8.6%. Comparable store sales for fiscal 2004 increased 2%. This increase was primarily due to an increase in the average transaction value driven by higher average retail sales on a per unit basis as customers responded favorably to the upgraded fashion, embellishments, and fabrication of our garments. In addition, the number of transactions on a comparable store basis increased due to higher customer traffic. These increases were partially offset by a decrease in the number of units sold per transaction. Non-comparable store sales increased $32.6 million primarily due to net store and square footage growth of 52 stores and 122,000 square feet, respectively. The number of retail stores open at the end of fiscal 2004 was 648, compared to 596 open at the end of fiscal 2003. The increase in net retail sales was offset by a decrease of $4.1 million in sales to off-price retailers as a result of our seasonal clearance strategy whereby markdown merchandise is primarily sold at our retail stores.

Play & Music net sales for fiscal 2004 decreased to $10.8 million from $11.6 million in fiscal 2003. The decrease was primarily due to the closure of 8 Company-operated sites as part of the restructuring of our Play & Music business. There were 528 Play & Music sites at the end of fiscal 2004, compared to 532 at the end of fiscal 2003.

Gross Profit

Gross profit for fiscal 2004 increased to $232.1 million from $225.6 million in fiscal 2003, an increase of $6.5 million, or 2.9%. As a percentage of net sales, gross profit decreased to 39.0% from 41.1% in the previous year. The decrease in gross profit as a percentage of net sales was primarily attributable to the incremental investment in our buying infrastructure required to operate multiple concepts, as well as our additional investment in the quality, novelty, and fashion embellishments in our garments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”), which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased for fiscal 2004 to $211.4 million from $185.5 million in fiscal 2003. As a percentage of net sales, SG&A increased to 35.6% in fiscal 2004 compared to 33.8% in fiscal 2003. The increase in SG&A as a percentage of net sales resulted primarily from an increase in costs related to benefits, corporate marketing and marketing infrastructure. In addition, SG&A was impacted by increased costs at our distribution facility related to the increase in our on-line businesses and increased unit shipments resulting from store growth.

Lease Termination Charges

In connection with our move to our new corporate headquarters in San Francisco, California in fiscal 2004, our current landlord assumed our obligations under the lease for our previous corporate offices in Burlingame,

California. As a result, the Company recorded non-cash lease termination charges of $4.4 million related to the Company’s headquarters relocation in the fourth quarter of fiscal 2004. Approximately $4.2 million of this amount was recorded as a deferred lease incentive from the Company’s new landlord, which will be amortized over the life of the new corporate office lease as a reduction of rent expense. See Note 4 to the Consolidated Financial Statements.

Interest Income

Interest income increased to $1.0 million for fiscal 2004 from $0.7 million in fiscal 2003 due to interest earned on higher cash and cash equivalents and marketable securities balances and increased interest rates.

Interest Expense

Interest expense remained at $0.4 million for fiscal 2004, and included unused line of credit fees and the amortization of prepaid loan fees.

Income Taxes

Our effective tax rate for fiscal 2004 was a benefit of approximately 1% due primarily to the reversal of tax reserves, which was largely attributable to the favorable resolution of a Canadian income tax audit and other matters. Without the effect of the reversal, our effective tax rate for fiscal 2004 would have been 34.5%. Our effective tax rate for fiscal 2003 was 37.5%. See Note 7 to Consolidated Financial Statements.

Discontinued Operations

Losses from the discontinued United Kingdom and Ireland operations were $9.6 million for fiscal 2004, and consist of operating results, as well as charges related to lease disposition costs of $7.9 million, asset write-offs of $1.7 million and severance of $0.8 million. Income from discontinued operations was $0.4 million for fiscal 2003, and consisted of operating results from the United Kingdom and Ireland operations. See Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents totaled $32.0 million and $30.6 million as of January 28, 2006 and January 29, 2005, respectively. Marketable securities totaled $115.0 million and $30.0 million as of January 28, 2006 and January 29, 2005, respectively. Working capital as of January 28, 2006 totaled $171.3 million as compared to $98.3 million as of January 29, 2005.

Net cash provided by operating activities for fiscal 2005 was $97.3 million compared to $34.6 million in fiscal 2004. The increase was primarily due to significantly higher operating income and a smaller increase in inventory levels in part due to our efforts to reduce product costs in fiscal 2005 compared to fiscal 2004. In fiscal 2004, inventories were increased substantially to support the growth of the Company’s two new concepts, Janie and Jack and Janeville.

Net cash used in investing activities for fiscal 2005 was $114.5 million compared to $30.2 million in fiscal 2004. Net cash used in investing activities for fiscal 2005 consisted of $29.6 million in capital expenditures for the opening of 31 new stores, relocation, remodeling and/or expansion of 23 existing stores, capital expenditures related to store openings and relocations currently in progress, capital expenditures related to improvements to the Company’s distribution center, and information technology improvements, as well as $85.0 million in net marketable securities purchases.

Net cash provided by financing activities for fiscal 2005 totaled $18.8 million compared to $5.0 million in fiscal 2004. This increase was due to an increase in proceeds from stock option exercises due in part to the rise of our stock price.

The Company has an unsecured revolving credit facility for borrowings and issuance of letters of credit of up to $70 million. The credit facility was amended on July 27, 2005, to extend the expiration to August 2008 and provide the Company with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The interest rate for each borrowing under the facility will be, at the option of the Company, a base rate plus an additional marginal rate (7.50% as of January 28, 2006) or the Eurodollar rate plus an additional marginal rate (6.07% as of January 28, 2006). This credit facility requires the Company to meet financial covenants on a quarterly basis, limits annual capital expenditures, restricts the payment of dividends, and limits stock repurchases. As of January 28, 2006, the Company was in compliance with these covenants. As of January 28, 2006, there were no outstanding borrowings and $45.2 million of documentary and standby letters of credit were outstanding.

On November 2, 2005, the Board of Directors authorized the Company to utilize up to $55 million of the Company’s cash reserves to purchase shares of the Company’s outstanding common stock. Purchases will be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through October 28, 2006. Subsequent to fiscal 2005 year-end and through April 12, 2006, the Company repurchased 251,644 shares of common stock for approximately $5.7 million.

The Company estimates capital expenditures for fiscal 2006 will approximate $38.0 million and will be used to open approximately 10 new Gymboree stores, 20 new Gymboree Outlet stores, 15 new Janie and Jack shops, remodel, relocate or expand approximately 40 Gymboree stores, as well as to continue the investment in the Company’s distribution center, on-line stores and systems infrastructure replacement. The Company’s current plans for Janie and Jack, Janeville and Gymboree Outlet will require increasing capital expenditures for store expansions for the next several years.

We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities will be sufficient to satisfy our cash needs through 2006.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of January 28, 2006:

Contractual Obligations

($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Stand-by letters of credit	$6,216	—	—	—	$6,216
Operating leases (1):
Minimum rental obligations	49,797	79,876	59,280	108,359	297,312
Other lease required obligations	23,194	35,451	24,943	37,297	120,885
Inventory purchase obligations (2)	81,421	—	—	—	81,421
Other purchase obligations (3)	2,820	4,545	136	—	7,501

Total contractual cash obligations	$163,448	$119,872	$84,359	$145,656	$513,335

(1)	Includes minimum rental obligations and other lease-required expenses such as utilities, real estate taxes and common area maintenance.
(2)	Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms, including fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(3)	Other purchase obligations include commitments for capital expenditures, information technology and professional services.

The Company remains liable on lease agreements for its previous Burlingame, California headquarters assigned to its current landlord and for 2 Play & Music sites sold to franchisees. The Company does not believe that the maximum potential amount of future payments under these lease agreements would have a material current or future effect on its liquidity or capital resources.

The following table reflects a summary of our potential liability under lease guarantees and lease agreements as of January 28, 2006:

($ in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Lease guarantees	$2,996	$49	$—	$—	$3,045

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, computed at the date of grant. Upon adoption, all employee stock option awards will be recognized as an expense in the Company’s statement of income, typically over the related vesting period of the options. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior pro forma disclosures under SFAS No. 148. The Company has adopted SFAS No. 123R as of the beginning of the first quarter of fiscal 2006, as required. The Company expects the adoption of SFAS No. 123R to reduce earnings for fiscal 2006 by approximately $0.13 to $0.15 per diluted share.

Impact of Inflation

The impact of inflation on results of operations has not been significant in any of the last three fiscal years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward foreign exchange contracts to hedge certain intercompany loans and inventory purchases. The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiary and dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

The table below summarizes the notional amounts and fair values of our open forward foreign exchange contracts in U.S. dollars as of January 28, 2006 and January 29, 2005.

	January 28, 2006
(In thousands except weighted-average rate data)	Notional Amount	Fair Value Gain	Weighted Average Rate
Canadian dollars	$3,460	$38	$0.87

Total	$3,460	$38

	January 29, 2005
(In thousands except weighted-average rate data)	Notional Amount	Fair Value (Loss)	Weighted Average Rate
Canadian dollars	$4,004	$(57)	$0.81

Total	$4,004	$(57)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 28, 2006	January 29, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$32,037	$30,599
Marketable securities	115,000	30,000
Accounts receivable, net of allowance of $322 and $192	12,027	16,547
Merchandise inventories	100,474	97,237
Prepaid income taxes	5,285	3,554
Prepaid expenses	2,755	2,994
Deferred income taxes	4,470	3,795
Current assets of discontinued operations	479	1,794

Total current assets	272,527	186,520

Property and Equipment:
Land and buildings	10,375	10,375
Leasehold improvements	153,737	144,998
Furniture, fixtures, and equipment	149,309	146,917

	313,421	302,290
Less accumulated depreciation and amortization	(167,366)	(151,545)

	146,055	150,745
Deferred Income Taxes	4,067	12,891
Lease Rights and Other Assets	2,129	1,543

Total Assets	$424,778	$351,699

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$45,186	$39,241
Accrued liabilities	55,303	41,803
Current liabilities of discontinued operations	732	7,144

Total current liabilities	101,221	88,188

Long-Term Liabilities:
Deferred rent and other liabilities	48,480	46,105

Total Liabilities	149,701	134,293

Commitments and Contingencies (Note 4)	—	—
Stockholders’ Equity:
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 32,774,860 and 31,112,066 shares issued and outstanding at January 28, 2006 and January 29, 2005, respectively)	92,317	67,355
Retained earnings	184,599	150,915
Unearned compensation	(964)	(617)
Accumulated other comprehensive loss	(875)	(247)

Total stockholders’ equity	275,077	217,406

Total Liabilities and Stockholders’ Equity	$424,778	$351,699

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Net sales:
Retail	$667,507	$583,725	$537,625
Play & Music	10,946	10,753	11,647

Total net sales	678,453	594,478	549,272
Cost of goods sold, including buying and occupancy expenses	(386,054)	(362,356)	(323,678)

Gross profit	292,399	232,122	225,594
Selling, general and administrative expenses	(239,036)	(211,359)	(185,516)
Lease termination charges	—	(4,408)	—

Operating income	53,363	16,355	40,078
Foreign exchange gains (losses), net	(75)	(82)	137
Interest income	2,221	1,022	652
Interest expense	(340)	(355)	(411)

Income from continuing operations before income tax	55,169	16,940	40,456
Income tax benefit (expense)	(22,275)	139	(15,170)

Income from continuing operations, net of income tax	32,894	17,079	25,286
Income (loss) from discontinued operations, net of income tax	790	(9,641)	375

Income before cumulative effect of change in accounting principle	33,684	7,438	25,661
Cumulative effect of change in accounting principle, net of income tax	—	1,206	—

Net income	$33,684	$8,644	$25,661

Basic per share amounts:
Income from continuing operations, net of income tax	$1.04	$0.56	$0.85
Income (loss) from discontinued operations, net of income tax	0.03	(0.31)	0.01
Cumulative effect of change in accounting principle, net of income tax	—	0.04	—

Net income	$1.07	$0.28	$0.87

Diluted per share amounts:
Income from continuing operations, net of income tax	$1.02	$0.54	$0.82
Income (loss) from discontinued operations, net of income tax	0.02	(0.31)	0.01
Cumulative effect of change in accounting principle, net of income tax	—	0.04	—

Net income	$1.05	$0.28	$0.83

Weighted average shares outstanding:
Basic	31,485	30,747	29,656
Diluted	32,178	31,391	30,853

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,684	$8,644	$25,661
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of income tax	(790)	9,641	(375)
Cumulative effect of change in accounting principle, net of income tax	—	(1,206)	—
Depreciation and amortization	29,432	27,763	25,966
Provision (benefit) for deferred income taxes	6,743	(8,686)	1,108
Non-cash compensation expense	316	13	—
Loss on disposal of property and equipment	903	603	346
Tax benefit from exercise of stock options	5,476	3,306	2,687
Change in assets and liabilities:
Accounts receivable	4,528	(4,067)	(5,148)
Merchandise inventories	(2,964)	(28,154)	(10,700)
Prepaid expenses and other assets	(340)	(534)	4,753
Accounts payable	5,816	5,828	6,243
Prepaid income taxes	(1,661)	(9,586)	(4,782)
Accrued liabilities	17,666	15,190	1,528
Deferred rent and other liabilities	2,580	13,385	7,542

Net cash provided by operating activities of continuing operations	101,389	32,140	54,829
Net cash (used in) provided by operating activities of discontinued operations	(4,079)	2,476	2,769

Net cash provided by operating activities	97,310	34,616	57,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	568,225	677,455	442,850
Purchases of marketable securities	(653,225)	(639,455)	(470,850)
Capital expenditures	(29,583)	(68,384)	(33,695)
Proceeds from sale of assets	89	172	665

Net cash used in investing activities	(114,494)	(30,212)	(61,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	18,823	4,959	5,687

Net cash provided by financing activities	18,823	4,959	5,687

Net Increase in Cash and Cash Equivalents	1,639	9,363	2,255
Effect of exchange rate fluctuations on cash	(201)	(317)	(1,330)

CASH AND CASH EQUIVALENTS:
Beginning of Year	30,599	21,553	20,628

End of Year	$32,037	$30,599	$21,553

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$2,780	$6,575	$4,659

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$12,354	$12,451	$16,520
Cash paid during the year for interest	$119	$115	$182

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005 AND JANUARY 31, 2004

(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income / (Loss)	Total	Total Comprehensive Income
	Shares	Amount
BALANCE AT FEBRUARY 1, 2003	29,223,741	$29	$50,057	$116,610	$—	$(767)	$165,929
Issuance of common stock under stock option and purchase plans	850,665	1	5,461				5,462
Issuance of common stock under exercise of stock warrants	128,743		225				225
Tax benefit from exercise of stock options			2,687				2,687
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax						250	250	$250
Net income				25,661			25,661	25,661

Comprehensive income								$25,911

BALANCE AT JANUARY 31, 2004	30,203,149	30	58,430	142,271	—	(517)	200,214
Issuance of common stock under stock option and purchase plans	858,917	1	4,958				4,959
Unearned compensation from issuance of restricted stock	50,000		630		(630)		—
Stock based compensation					13		13
Tax benefit from exercise of stock options			3,306				3,306
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax						270	270	$270
Net income				8,644			8,644	8,644

Comprehensive income								$8,914

BALANCE AT JANUARY 29, 2005	31,112,066	31	67,324	150,915	(617)	(247)	217,406
Issuance of common stock under stock option and purchase plans	1,612,794	2	18,821				18,823
Unearned compensation from issuance of restricted stock	50,000		659		(659)		—
Stock based compensation			4		312		316
Tax benefit from exercise of stock options			5,476				5,476
Net adjustments for foreign currency translation and unrealized net loss on cash flow hedges, net of tax						(628)	(628)	$(628)
Net income				33,684			33,684	33,684

Comprehensive income								$33,056

BALANCE AT JANUARY 28, 2006	32,774,860	$33	$92,284	$184,599	$(964)	$(875)	$275,077

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women, as well as play programs for children. As of January 28, 2006, the Company conducted its business through five primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, Janeville, and Gymboree Play & Music. The Company operates two reportable segments, retail stores and Play & Music (see Note 10). As of January 28, 2006, the retail segment operated a total of 659 retail stores, including 631 stores in the United States (537 Gymboree stores, 13 Gymboree Outlet stores, 64 Janie and Jack shops and 17 Janeville stores) and 28 stores in Canada, as well as two on-line stores at www.gymboree.com and www.janieandjack.com.

Gymboree Play & Music offers directed parent-child developmental play programs designed to enhance early childhood development through fun-filled sensory and motor activities that engage children ages newborn to 5 years old through sight, touch, sound and movement. As of January 28, 2006, Gymboree Play & Music programs included 4 Company-operated play centers in California and 541 franchisee-operated play centers, of which approximately 56% are located in the United States and the remaining 44% are located in other countries.

Fiscal Year

The Company’s year-end is on the Saturday closest to January 31. Fiscal 2005, 2004 and 2003, which included 52 weeks each, ended on January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

Basis of Presentation

The consolidated financial statements include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Marketable Securities

Marketable securities consist of auction rate securities, which the Company normally liquidates within 49 days of purchase in an auction process. These securities are held as available-for-sale. Unrealized gains and losses were not material as of January 28, 2006, January 29, 2005 and January 31, 2004.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents and marketable securities. At times, cash balances held at financial institutions are in excess of federally insured limits.

Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, marketable securities, receivables, and payables approximates their estimated fair values due to the short maturities of these instruments.

Merchandise Inventories

Merchandise inventories are recorded under the lower of cost or market method, determined on a weighted average basis.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 15 years, except for the distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements, which include internal payroll costs for employees fully dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which range from 10 to 13 years, or the estimated useful lives of the improvements. Software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized using the straight-line method based on an estimated useful life of 3 to 7 years. Construction in progress was $7.6 million and $7.2 million as of January 28, 2006 and January 29, 2005, respectively.

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

Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations.” FIN 47 clarifies that the term “conditional asset retirement obligation” as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The Company adopted FIN 47, effective January 28, 2006, as required. The impact was not material to the Company’s consolidated financial statements.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is subject to periodic audits by the Internal Revenue Service, and other taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Loss and gain contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Lease Rights

Lease rights are costs incurred to acquire the right to lease a specified property and are recorded at cost and amortized over the term of the lease, starting at the time we take physical possession of the property.

Intangible Assets

Intangible assets include costs incurred to register our trademarks and service marks. These assets have been assigned an indefinite life and are reviewed for impairment on an annual basis. Intangible assets approximated $355,000 and $114,000 as of January 28, 2006 and January 29, 2005, respectively.

Rent Expense

Many of the Company’s operating leases contain free rent periods and predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease, starting at the time we take physical possession of the property.

Construction Allowance

As part of many lease agreements, the Company receives construction allowances from landlords. The construction allowances are deferred and amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time we take physical possession of the property. Construction allowances of $6,434,000, $14,039,000 and $2,792,000 were granted in fiscal 2005, 2004 and 2003, respectively, and are included in deferred rent and other liabilities.

Workers’ Compensation Liabilities

The Company is partially self-insured for workers’ compensation insurance. The Company records a liability based on actuarially determined amounts. This liability approximated $2.1 million and $1.6 million as of January 28, 2006 and January 29, 2005, respectively. Any actuarial projection of losses concerning our liability is subject to a high degree of variability due to external factors including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated to U.S. dollars at the exchange rates effective on the balance sheet date. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as other comprehensive income within stockholders’ equity. Foreign currency translation adjustments related to the discontinued United Kingdom and Ireland entities have been recognized as foreign exchange losses upon substantial liquidation of those entities in fiscal 2005, and are included in income from discontinued operations in the accompanying Consolidated Statements of Income (see Note 3).

Store Preopening Costs

Store preopening costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense totaled approximately $5.6 million, $5.9 million and $4.5 million in fiscal 2005, 2004 and 2003, respectively.

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. On-line revenue is recorded when the merchandise is delivered to the customer. Sales are presented net of a sales return reserve. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations and through its websites. Revenue is recognized in the period that the gift card is redeemed. Customers may earn Gymbucks and redeem them for merchandise at a discount during the redemption period. The Company records a reserve for outstanding Gymbucks if the earnings and redemption periods fall within different accounting periods.

At times, the Company liquidates obsolete inventory through sales to off-price retailers and donations to charity. Proceeds from sales to off-price retailers generally approximate the cost of inventory and are recognized at the time of shipment. Such proceeds are recorded as retail sales in the accompanying Consolidated Statements of Income and approximated $0.3 million, $0.1 million and $4.3 million in fiscal 2005, 2004 and 2003, respectively.

For the Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or a note payable, the franchisee has fully executed a franchise agreement and the Company has substantially completed its obligations under such agreement. The Company receives royalties based on each domestic franchisee’s gross receipts from operations and based on fees paid by international sub-franchisees to the master franchisee. Such royalty fees are recorded when earned and are due from the franchisees 30 days following the close of each quarter. The Company also recognizes revenues from consumer products sold to franchisees for resale at the time the products are shipped to the franchisees.

Stock-Based Compensation

The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Had the Company recorded compensation expense for its equity incentive plans and the Purchase Plan, which are described more fully in Note 8, based on the fair value method consistent with the method of Statement of Financial Accounting Standards No.123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) as amended by SFAS No. 148, net income and income per share would have been as follows:

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(In thousands, except per share data)
Net income, as reported	$33,684	$8,644	$25,661
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	197	13	—
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(3,351)	(4,877)	(3,661)

Pro forma net income	$30,530	$3,780	$22,000

Basic income per share
As reported	$1.07	$0.28	$0.87
Pro forma	0.97	0.12	0.74
Diluted income per share
As reported	$1.05	$0.28	$0.83
Pro forma	0.95	0.12	0.71

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments and is shown in the Consolidated Statements of Stockholders’ Equity.

Income Per Share

Basic income per share is calculated by dividing net income for the year by the number of weighted average common shares outstanding for the year. Diluted income per share includes the effects of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding.

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(In thousands)
Shares used to compute basic EPS	31,485	30,747	29,656
Add: effect of dilutive securities	693	644	1,197

Shares used to compute diluted EPS	32,178	31,391	30,853

Options to purchase weighted average shares totaling approximately 1,349,918, 2,975,005 and 1,769,349 in fiscal 2005, 2004 and 2003, respectively, were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. The statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments, computed at the date of grant. Upon adoption, all employee stock option awards will be recognized as an expense in the Company’s statement of income, typically over the related vesting period of the options. Additionally, SFAS No. 123R requires companies to record compensation expense for the unvested portion of previously granted awards as they continue to vest, as calculated previously and included in the Company’s prior pro forma disclosures under SFAS No. 148. The Company has adopted SFAS No. 123R as of the beginning of the first quarter of fiscal 2006. The Company expects the adoption of SFAS No. 123R to reduce earnings for fiscal 2006 by approximately $0.13 to $0.15 per diluted share.

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

3.	Discontinued Operations

The Company closed its United Kingdom and Ireland operations in fiscal 2004 and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

Net sales and income (loss) from discontinued operations, net of income taxes, were as follows:

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
	(In thousands)
Net retail sales	$—	$23,574	$28,721

Income (loss) from discontinued operations	$1,130	$(14,931)	$600

Income tax benefit (expense)	(340)	5,290	(225)

Income (loss) from discontinued operations, net of income taxes	$790	$(9,641)	$375

Income from discontinued operations in fiscal 2005 primarily represents the favorable resolution of lease terminations, offset by approximately $721,000 in legal and accounting fees to liquidate the legal entities, and a charge of approximately $610,000 related to the recognition of cumulative foreign currency translation adjustments in connection with the substantial liquidation of the United Kingdom and Ireland entities. The loss from discontinued operations in fiscal 2004 was comprised primarily of lease disposition costs of $7.9 million, asset write-offs of $1.7 million and severance of $0.8 million. The changes in lease disposition accruals included in current liabilities of discontinued operations were as follows (in thousands):

Lease disposition accruals as of January 29, 2005	$5,647
Payments	(3,489)
Revisions to estimates, primarily favorable settlements of lease terminations	(2,158)

Lease disposition accruals as of January 28, 2006	$—

Investing and financing activities of discontinued operations included in the Consolidated Statements of Cash Flows for fiscal 2005, fiscal 2004 and fiscal 2003 were insignificant.

4.	Commitments and Contingencies

The Company was served in a class action lawsuit filed against Gymboree Operations, Inc., a wholly owned subsidiary of the Company, in the Superior Court of Riverside County, California on April 21, 2005. The lawsuit alleged that Gymboree Operations failed to pay overtime wages and provide meal and rest breaks to its employees. As a result of mediation proceedings, the Company settled the action. The settlement provides that the Company will pay a total amount of up to approximately $2.3 million, payable on a claims-made basis, to fully resolve all claims related to the lawsuit. The settlement resulted in a charge of approximately $1.5 million after tax, which was recorded in the thirteen weeks ended October 29, 2005. The Court granted preliminary approval of the settlement on February 8, 2006. A final approval hearing is scheduled for the second quarter of fiscal 2006.

The Company is a party to the Visa/MasterCard class action antitrust litigation related to debit card charges that was settled during the third quarter of fiscal 2005. The Company expects to receive payments related to such settlement; however, the amount and timing of such payments are not certain at this time as the proceedings are still continuing. The Company will record income from this settlement as cash is received.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

The Company leases its store locations, Company-operated Play & Music sites, corporate headquarters, and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2018. Store leases typically provide for payment by the Company of operating expenses, real estate taxes and additional rent based on a percentage of sales if a specified sales target is exceeded. Furthermore, a majority of the store leases allow the Company to vacate after a stipulated period.

In March 2004, the Company signed a lease agreement (the “Lease”) for a new corporate office building in San Francisco, California. The Lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years. The Lease requires the Company to provide a $2.4 million standby letter of credit, which the Company may elect to reduce on each anniversary of the Lease commencement. On February 23, 2006, the Company reduced the balance on this letter of credit to $2.0 million. As part of the Lease, the Company’s new landlord assumed the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such leases. On November 15, 2004, the Company moved into its new corporate headquarters in San Francisco and ceased use of the Burlingame headquarters. As a result, the Company recorded a non-cash charge, before income tax, of $4.2 million in the fourth quarter of fiscal 2004. At the same time, the same amount was recorded as a deferred lease incentive in the Company’s consolidated balance sheet, which will be amortized over the life of the Lease as a reduction of rent expense.

Future minimum lease payments under operating leases at January 28, 2006 are as follows:

Fiscal	(In thousands)
2006	$72,991
2007	62,600
2008	52,727
2009	44,144
2010	40,079
Later years	145,656

Total	$418,197

Rent expense for all operating leases totaled $72.6 million, $70.9 million and $61.0 million in fiscal 2005, 2004 and 2003, respectively, which includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $25.3 million, $23.2 million and $20.7 million for fiscal 2005, 2004 and 2003, respectively.

The Company remains liable on lease agreements for its previous Burlingame, California headquarters assigned to its current landlord and for 2 Play & Music sites sold to franchisees. The Company does not believe that the maximum potential amount of future payments under these lease agreements would have a material current or future effect on its liquidity or capital resources. The following table reflects a summary of our potential liability under lease guarantees and lease agreements as of January 28, 2006:

($ in thousands)	Less than 1 year	1-3 years	4-5 years	After 5 years	Total
Lease guarantees	$2,996	$49	$—	$—	$3,045

5.	Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $70 million. The credit facility was amended on July 27, 2005, to extend the expiration to August 2008 and provide the Company with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The interest rate for each borrowing under the facility will be, at the option of the Company, a base rate plus an additional marginal rate (7.50% as of January 28, 2006) or the Eurodollar rate plus an additional marginal rate (6.07% as of January 28, 2006). This credit facility requires the Company to meet financial covenants on a quarterly basis, limits annual capital expenditures, restricts the payment of dividends, and limits stock repurchases. As of January 28, 2006, the Company was in compliance with these covenants. As of January 28, 2006, there were no outstanding borrowings and $45.2 million of documentary and standby letters of credit were outstanding.

Total interest expense charged to operations during fiscal 2005, 2004 and 2003 was approximately $0.3 million, $0.4 million and $0.4 million, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	January 28, 2006	January 29, 2005
	(In thousands)
Store operating expenses and other	$23,053	$21,107
Employee compensation	13,768	8,183
Store credits and gift cards	9,705	6,583
Deferred revenue to Gymboree Visa program	6,560	3,824
Sales taxes	2,217	2,106

Total	$55,303	$41,803

7.	Income Taxes

The provision for income taxes consists of the following:

	2005	2004	2003
	(In thousands)
Current:
Federal	$14,805	$10,664	$13,712
State taxes	2,123	352	453
Foreign	126	(3,430)	10

Total current	17,054	7,586	14,175

Deferred:
Federal	4,383	(7,170)	(313)
State	838	(555)	1,308

Total deferred	5,221	(7,725)	995

Total provision (benefit)	$22,275	$(139)	$15,170

Total provision (benefit):
Continuing operations	$22,275	$(139)	$15,170
Discontinued operations	340	(5,290)	225
Cumulative effect of change in accounting principle	—	727	—

	$22,615	$(4,702)	$15,395

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for continuing operations is as follows:

	2005	2004	2003
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	3.6	(0.8)	2.8
Tax exempt interest	(0.8)	(1.2)	(0.1)
Enhanced contribution deduction	—	(2.0)	(0.6)
Net adjustment to tax accruals (primarily favorable resolution of Canadian income tax audit)	—	(34.6)	(0.9)
Valuation allowances, reconciliation to prior year returns and other	2.6	2.8	1.3

Effective tax rate	40.4%	(0.8)%	37.5%

The amount of pre-tax income attributable to foreign operations for fiscal 2005, 2004 and 2003 was $4.9 million, $3.2 million and $1.6 million, respectively.

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:

	January 28, 2006	January 29, 2005
	(In thousands)
Deferred tax assets:
Inventory valuation	$1,278	$1,020
Deferred revenue	3,633	2,126
Accrued reserves	4,846	4,194
Deferred rent	7,051	7,550
Net operating loss carryovers	6,950	6,825
Fixed asset basis differences	—	4,014
Cash flow hedges	44	28
Charitable contribution	986	2,638
Other	31	—

	24,819	28,395

Deferred tax liabilities:
Prepaid expenses	(1,001)	(1,155)
State taxes	(117)	(850)
Cumulative translation adjustments	(1,421)	—
Fixed asset basis differences	(5,674)	—
Other	—	(1,324)

	(8,213)	(3,329)

Total	16,606	25,066
Valuation allowance	(8,069)	(8,380)

Net deferred tax assets	$8,537	$16,686

Using its best estimates, the Company has recorded a valuation allowance of $8.1 million at January 28, 2006 on certain of its deferred tax assets including net operating losses and related charitable contributions as it is more likely than not that they will not be realized. As of January 28, 2006, the Company has state net operating loss carryovers of approximately $93.0 million for tax purposes, which are fully reserved for book purposes. These net operating loss carryovers will expire between 2006 and 2019. The utilization of such net operating losses may be subject to a substantial annual limitation due to any future “changes in ownership” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions. Should the Company become subject to this annual limitation, it may result in the expiration of the net operating loss carryovers before utilization.

During 2005, the Company repatriated $1.7 million of earnings from its United Kingdom subsidiary to the United States to take advantage of the lower tax rate allowed by the American Jobs Creation Act of 2004. The U.S. parent company will use the repatriated earnings to fund U.S. store openings. This resulted in an income tax rate reduction of approximately 0.6% in fiscal 2005.

8.	Stockholders’ Equity

Stock Plans

Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”), provides for grants to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, for grants of non-statutory stock options to employees, consultants and non-employee directors of the Company and for grants of other types of equity incentive compensation, such as restricted stock and restricted stock units. There are 3,084,839 shares of common stock currently reserved for issuance under the 2004 Plan. Options granted pursuant to the 2004 Plan have been granted at exercise prices equal to the fair market value of common stock on the date of grant. The options have a term of ten years and generally vest over a four-year period. There were 962,363 shares available for the grant of awards under the 2004 Plan at January 28, 2006.

The following table summarizes all stock option transactions for the three years ended January 28, 2006:

	Options Outstanding	Weighted Average Exercise Price
	(Shares in thousands)
Balance, February 1, 2003	4,726	$11.40
Options granted	1,432	15.88
Options exercised	(797)	5.95
Options canceled	(453)	16.25

Balance, January 31, 2004	4,908	13.15
Options granted	1,754	13.59
Options exercised	(793)	5.29
Options canceled	(635)	17.39

Balance, January 29, 2005	5,234	13.98
Options granted	1,004	13.93
Options exercised	(1,589)	11.69
Options canceled	(778)	15.95

Balance, January 28, 2006	3,871	$14.51

The following table summarizes information about stock options outstanding at January 28, 2006:

Options Outstanding						Options Exercisable
Range of Exercisable Prices			Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number Exercisable at January 28, 2006	Weighted Average Exercise Price
$2.81		$5.75	88,539	5.0	$4.83	88,539	$4.83
5.81		8.25	88,098	4.3	7.93	88,098	7.93
9.00		12.24	1,310,367	8.4	11.83	429,031	11.86
12.29		14.11	398,790	8.0	13.16	167,071	13.30
14.16		15.70	214,013	7.7	15.12	98,508	15.24
15.73		15.76	576,268	7.6	15.76	326,384	15.76
15.80		17.02	648,915	8.6	16.83	185,917	16.80
17.07		22.53	387,518	7.2	18.32	220,232	18.41
23.07		29.25	157,576	2.1	24.92	140,576	25.14
30.00		30.00	533	0.8	30.00	533	30.00

$2.81	to	$30.00	3,870,617	7.7	$14.51	1,744,889	$14.79

The Company granted 50,000 shares of restricted stock in both fiscal 2005 and 2004. These shares vest over a four-year period. Compensation expense related to these awards, which is recognized on a straight-line basis over the vesting period, was approximately $312,000 and $13,000 in fiscal 2005 and 2004, respectively.

1993 Employee Stock Purchase Plan

We have reserved a total of 875,278 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”). The price at which stock is purchased under the Purchase Plan is equal to

85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. The Purchase Plan, which was suspended effective July 1, 2005, was reinstated in fiscal 2006. There were 23,852, 65,883 and 52,919 shares issued under the Purchase Plan in fiscal 2005, 2004 and 2003, respectively.

Additional Stock Plan Information

The pro-forma disclosures required by SFAS No. 123 are included in Note 1. The per share weighted average fair values of options granted during fiscal 2005, 2004 and 2003 were $5.53, $5.47 and $6.16, respectively. The fair value of option grants and shares issued under the Purchase Plan are estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended
	January 28, 2006	January 29, 2005	January 31, 2004
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	45.6%	47.0%	46.0%
Risk-free interest rate	3.3%	2.6%	2.6%
Expected lives (years)	4.0	4.0	4.0

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

The Company maintains a voluntary defined contribution 401(k) profit sharing plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 100% of their compensation to the Plan, not to exceed the dollar limit set by law. The Company contributes $1.00 to the Plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. The Plan permits employees to invest in the Company’s common stock with a limitation of 20% of their total investment. There are restrictions for employees trading Company stock. Matching contributions to the Plan totaled approximately $1,467,000, $1,082,000 and $307,000 in fiscal 2005, 2004 and 2003, respectively.

10.	Segments

The Company has 2 reportable segments: retail stores and Play & Music. The retail stores segment includes four brands which sell high quality apparel: Gymboree (including an on-line store), Gymboree Outlet, Janie and

Jack (including an on-line store) and Janeville. The retail stores segment includes the Gymboree Visa credit card program, which was previously reported under the Play & Music and Other Segment. Prior year amounts were insignificant and have been reclassified to conform to the current year presentation. Corporate overhead (costs related to our distribution center and shared corporate services) is included in the retail stores segment The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands):

	Year ended January 28, 2006
	Retail Stores	Play & Music	Total
Net sales	$667,507	$10,946	$678,453
Depreciation and amortization	(28,939)	(493)	(29,432)
Operating income	50,409	2,954	53,363
Total assets	418,531	5,768	424,299
Capital expenditures	29,181	402	29,583

	Year ended January 29, 2005
	Retail Stores	Play & Music	Total
Net sales	$583,725	$10,753	$594,478
Depreciation and amortization	(27,264)	(499)	(27,763)
Operating income	15,022	1,333	16,355
Total assets	344,039	5,866	349,905
Capital expenditures	68,040	344	68,384

	Year ended January 31, 2004
	Retail Stores	Play & Music	Total
Net sales	$537,625	$11,647	$549,272
Depreciation and amortization	(25,461)	(505)	(25,966)
Operating income	38,757	1,321	40,078
Total assets	288,454	5,256	293,710
Capital expenditures	33,512	183	33,695

Net retail sales from our Canadian subsidiary amounted to $27.5 million, $23.9 million and $23.1 million in fiscal 2005, 2004 and 2003, respectively. Long-lived assets held by our Canadian subsidiary amounted to $2.4 million, $3.0 million and $3.0 million as of January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

11.	Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Income.

	2005 Quarter Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006	2005 Total
	(In thousands, except per share amounts)
Net sales
Retail	$160,779	$129,296	$174,507	$202,925	$667,507
Play & Music	2,187	2,742	2,576	3,441	10,946

Total net sales	162,966	132,038	177,083	206,366	678,453
Gross profit	64,630	47,235	81,304	99,230	292,399
Operating income (loss)	8,009	(6,067)	20,348	31,073	53,363
Net income (loss)	5,518	(3,343)	11,157	20,352	33,684
Basic income (loss) per share	0.18	(0.11)	0.36	0.63	1.07
Diluted income (loss) per share	0.18	(0.11)	0.35	0.61	1.05

	2004 Quarter Ended
	May 1, 2004		July 31, 2004	October 30, 2004		January 29, 2005	2004 Total
	(In thousands, except per share amounts)
Net sales
Retail	$144,448		$113,475 (2)	$152,823	(2)	$172,979 (2)	$583,725
Play & Music	2,667		2,509	2,785		2,792	10,753

Total net sales	147,115		115,984	155,608		175,771	594,478
Gross profit	62,357		41,228	61,664		66,873	232,122
Operating income (loss)	11,754		(5,847)	7,358		3,090	16,355
Net income (loss)	9,232	(1)	(3,949)	4,172		(811)	8,644
Basic income (loss) per share	0.30	(1)	(0.13)	0.14		(0.03)	0.28
Diluted income (loss) per share	0.29	(1)	(0.13)	0.13		(0.03)	0.28

(1)	Includes the cumulative effect of accounting change of $1,206,000 or $0.04 per basic and diluted income per share.
(2)	Includes Gymboree Visa credit card program, which was previously reported under Play & Music and Other segment.

12.	Co-Branded Credit Card

The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on purchases from Gymboree using the Gymboree Visa card and annual rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and absorbs all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to the Agreements as follows:

•	New account fees are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.

•	Minimum guaranteed annual payments, which exceed amounts earned based on the number of accounts opened and card usage, are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be 3 years.

•	Annual rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

During fiscal 2005 and fiscal 2004, the Company recognized approximately $2.7 million and $548,000 in new account and credit card usage fees, respectively. These fees are included in net retail sales in the accompanying Consolidated Statements of Income. As of January 28, 2006 and January 29, 2005, $4.5 million and $3.8 million in advance payments, $2.0 million and zero in short-term deferred revenue, and $247,000 and $118,000 in gift card liabilities are included in accrued liabilities, respectively, and deferred revenue of $1.9 million and $1.3 million is included in other long-term liabilities, in the accompanying Consolidated Balance Sheets, respectively.

13.	Share Repurchase

On November 2, 2005, the Board of Directors authorized the Company to utilize up to $55 million of the Company’s cash reserves to purchase shares of the Company’s outstanding common stock. Purchases will be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through October 28, 2006. Subsequent to fiscal 2005 year-end and through April 12, 2006, the Company repurchased 251,644 shares of common stock for approximately $5.7 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of the Gymboree Corporation and subsidiaries (the “Company”) as of January 28, 2006 and January 29, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2006. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that the Company maintained effective internal control over financial reporting as of January 28, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and affected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 28, 2006 and January 29, 2005, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2006 is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006 based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, effective February 1, 2004, the Company changed its accounting method for inventory valuation from the retail method to the lower of cost of market method, determined on a weighted average basis.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 12, 2006

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Chief Executive Officer and Chief Operating and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure them that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and Chief Operating and Chief Financial Officer concluded as of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Operating and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2006. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that, as of January 28, 2006, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s independent registered public accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein on page 42.

Changes in Internal Control over Financial Reporting

During the Company’s fourth fiscal quarter, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the sections entitled “Election of Directors” and “Section 16 (a) Beneficial Ownership Reporting Compliance” in our 2006 Proxy Statement. See also Item 1, “Business—Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “Executive Compensation” and “Employment Contracts” in our 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Directors and Management” in our 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Party Transactions” in our 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Fees and Services of Our Independent Registered Public Accounting Firm” in our 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following documents are filed as a part of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of January 28, 2006 and January 29, 2005
Consolidated Statements of Income for the years ended January 28, 2006, January 29, 2005 and January 31, 2004
Consolidated Statements of Cash Flows for the years ended January 28, 2006, January 29, 2005 and January 31, 2004
Consolidated Statements of Stockholders’ Equity for the years ended January 28, 2006, January 29, 2005 and January 31, 2004
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(A)(2) FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (4)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.13*	Deferred Compensation Agreement. (3)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (5)

10.50*	2002 Stock Incentive Plan. (6)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan. (16)

10.52*	Management Severance Plan. (7)

10.53*	Management Severance Plan (Lump Sum Payment). (7)

10.54*	Management Change of Control Plan. (7)

10.55	Credit Agreement with Bank of America dated August 11, 2003. (8)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (9)

Exhibit Number	Description
10.58*	2004 Equity Incentive Plan. (15)

10.59*	Form of Stock Option Grant for 2004 Equity Incentive Plan. (10)

10.60	Waiver and First Amendment to Credit Agreement. (10)

10.61*	Terms of Compensation Arrangement for Blair W. Lambert effective January 18, 2005. (10)

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005. (11)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005. (11)

10.64*	Employment Agreement with Stuart Moldaw. (12)

10.65*	Management Bonus Plan. (12)

10.67*	Key Terms of Compensation Agreement for Matthew K. McCauley effective January 17, 2006. (14)

10.68*	Key Terms of Compensation Agreement for Kip M. Garcia effective January 17, 2006. (14)

10.69*	Key Terms of Compensation Arrangement for Lisa M. Harper effective January 17, 2006. (14)

10.70	Second Amendment to Credit Agreement dated July 27, 2005. (13)

10.71	Third Amendment to Credit Agreement dated March 30, 2006. (17)

18	Letter re: Change in Accounting Principle. (9)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.
(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (File No. 000-21250).
(3)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997 (File No. 000-21250).
(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005.
(5)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001 (File No. 000-21250).
(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002.
(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.
(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.
(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.

(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.
(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.
(12)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on April 22, 2005.
(13)	Incorporated by reference to the exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.
(14)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2006.
(15)	Incorporated by reference to Annex [A] in the definitive form of the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be held on June 13, 2006 and to be filed with the Securities and Exchange Commission.
(16)	Incorporated by reference to Annex [B] in the definitive form of the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be held on June 13, 2006 and to be filed with the Securities and Exchange Commission.
(17)	Attached hereto.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

THE GYMBOREE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

April 12, 2006	By:	/s/ MATTHEW K. MCCAULEY
(Date)		Matthew K. McCauley
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ LISA M. HARPER Lisa M. Harper	Chairman of the Board	April 12, 2006

/s/ MATTHEW K. MCCAULEY Matthew K. McCauley	Chief Executive Officer (Principal Executive Officer)	April 12, 2006

/s/ BLAIR W. LAMBERT Blair W. Lambert	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	April 12, 2006

/s/ LYNDA G. GUSTAFSON Lynda G. Gustafson	Vice President, Corporate Controller (Principal Accounting Officer)	April 12, 2006

/s/ GARY M. HEIL Gary M. Heil	Director	April 12, 2006

/s/ BARBARA L. RAMBO Barbara L. Rambo	Director	April 12, 2006

/s/ JOHN C. POUND John C. Pound	Director	April 12, 2006

/s/ WILLIAM U. WESTERFIELD William U. Westerfield	Director	April 12, 2006

/s/ DANIEL R. LYLE Daniel R. Lyle	Director	April 12, 2006

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (4)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.13*	Deferred Compensation Agreement. (3)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (5)

10.50*	2002 Stock Incentive Plan. (6)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan. (16)

10.52*	Management Severance Plan. (7)

10.53*	Management Severance Plan (Lump Sum Payment). (7)

10.54*	Management Change of Control Plan. (7)

10.55	Credit Agreement with Bank of America dated August 11, 2003. (8)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (9)

10.58*	2004 Equity Incentive Plan. (15)

10.59*	Form of Stock Option Grant for 2004 Equity Incentive Plan. (10)

10.60	Waiver and First Amendment to Credit Agreement. (10)

10.61*	Terms of Compensation Arrangement for Blair W. Lambert effective January 18, 2005. (10)

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005. (11)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005. (11)

10.64*	Employment Agreement with Stuart Moldaw. (12)

10.65*	Management Bonus Plan. (12)

10.67*	Key Terms of Compensation Arrangement for Matthew K. McCauley effective January 17, 2006. (14)

10.68*	Key Terms of Compensation Arrangement for Kip M. Garcia effective January 17, 2006. (14)

10.69*	Key Terms of Compensation Arrangement for Lisa M. Harper effective January 17, 2006. (14)

10.70*	Second Agreement to Credit Agreement dated July 27, 2005. (13)

10.71*	Third Amendment to Credit Agreement dated March 30, 2006. (17)

Exhibit Number	Description
18	Letter re: Change in Accounting Principle. (9)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.
(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (File No. 000-21250).
(3)	Incorporated by reference to the Registrant’s 1996 Annual Report on Form 10-K filed with the Commission on May 5, 1997 (File No. 000-21250).
(4)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 1, 2005.
(5)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001 (File No. 000-21250).
(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002.
(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.
(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.
(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.
(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.
(11)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.
(12)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on April 22, 2005.
(13)	Incorporated by reference to the exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.
(14)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2006.
(15)	Incorporated by reference to Annex [A] in the definitive form of the Registrants Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be held on June 13, 2006 and to be filed with the Securities and Exchange Commission.
(16)	Incorporated by reference to Annex [B] in the definitive form of the Registrant’s Proxy Statement relating to the 2006 Annual Meeting of Stockholders to be held on June 13, 2006 and to be filed with the Securities and Exchange Commission.
(17)	Attached hereto.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.