Form 10-Q
period 2006-04-29
GYMBOREE CORP
filed 2006-06-02
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 29, 2006

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

Large accelerated filer  ☐                 Accelerated Filer  ☑                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of May 27, 2006, 32,636,151 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	April 29, 2006	January 28, 2006	April 30, 2005
Assets
Current Assets
Cash and cash equivalents	$14,453	$32,037	$33,759
Marketable securities	156,860	115,000	45,000
Accounts receivable	10,120	12,027	11,333
Merchandise inventories	78,220	100,474	73,116
Prepaid income taxes	—	5,285	2,454
Prepaid expenses	3,156	2,755	3,218
Deferred income taxes	4,470	4,470	2,671
Current assets of discontinued operations	—	479	1,601

Total current assets	267,279	272,527	173,152

Property and Equipment
Land and buildings	10,376	10,376	10,376
Leasehold improvements	158,005	153,737	146,347
Furniture, fixtures and equipment	153,964	149,308	146,795

	322,345	313,421	303,518
Less accumulated depreciation and amortization	(173,881)	(167,366)	(156,760)

	148,464	146,055	146,758
Deferred Income Taxes	4,295	4,067	12,386
Lease Rights and Other Assets	1,055	2,129	1,524

Total Assets	$421,093	$424,778	$333,820

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$29,601	$45,186	$20,698
Accrued liabilities	56,636	55,303	35,958
Income tax payable	3,681	—	—
Current liabilities of discontinued operations	—	732	3,906

Total current liabilities	89,918	101,221	60,562

Long-Term Liabilities
Deferred rent and other liabilities	49,172	48,480	49,220

Total Liabilities	139,090	149,701	109,782

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 32,801,273, 32,774,860 and 31,192,868 shares issued and outstanding at April 29, 2006, January 28, 2006 and April 20, 2005, respectively)	98,306	91,353	67,830
Retained earnings	184,384	184,599	156,433
Accumulated other comprehensive loss	(687)	(875)	(225)

Total stockholders’ equity	282,003	275,077	224,038

Total Liabilities and Stockholders’ Equity	$421,093	$424,778	$333,820

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	April 29, 2006	April 30, 2005
Net sales:
Retail	$186,181	$160,779
Play & Music	2,767	2,187

Total net sales	188,948	162,966
Cost of goods sold, including buying and occupancy expenses	(98,517)	(98,336)

Gross profit	90,431	64,630
Selling, general and administrative expenses	(63,285)	(56,621)

Operating income	27,146	8,009
Other income, net	1,291	206

Income from continuing operations before income taxes	28,437	8,215
Income tax expense	(10,554)	(2,936)

Income from continuing operations	17,883	5,279
Income from discontinued operations, net of income taxes	—	239

Net income	$17,883	$5,518

Basic per share amounts:
Income from continuing operations	$0.55	$0.17
Income from discontinued operations, net of income taxes	—	0.01

Net income	$0.55	$0.18

Diluted per share amounts:
Income from continuing operations	$0.53	$0.17
Income from discontinued operations, net of income taxes	—	0.01

Net income	$0.53	$0.18

Weighted average shares outstanding:
Basic	32,491	31,166
Diluted	33,596	31,502

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 29, 2006	April 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,883	$5,518
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income tax	—	(239)
Depreciation and amortization	7,249	7,488
Deferred income tax provision (benefit)	(228)	1,629
Loss on disposal of property and equipment and other	14	93
Excess tax benefits from share based awards	(1,731)	—
Tax benefit from exercise of stock options	—	330
Share-based compensation expense	1,788	39
Change in assets and liabilities:
Accounts receivable	2,119	5,210
Merchandise inventories	22,381	24,161
Prepaid expenses and other assets	951	(207)
Income tax payable	10,628	1,166
Accounts payable	(15,624)	(18,527)
Accrued liabilities	(2,039)	(1,792)
Deferred and other liabilities	677	3,215

Net cash provided by continuing operations	44,068	28,084
Net cash used in discontinued operations	—	(2,900)

Net cash provided by operating activities	44,068	25,184

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	315,265	95,000
Purchases of marketable securities	(357,125)	(110,000)
Capital expenditures	(7,103)	(7,774)
Proceeds from sale of assets and other	42	12

Net cash used in investing activities	(48,921)	(22,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	5,568	722
Repurchases of common stock	(20,163)	—
Excess tax benefits from share based awards	1,731	—

Net cash (used in) provided by financing activities	(12,864)	722

Effect of exchange rate fluctuations on cash	133	16

Net (Decrease) Increase in Cash and Cash Equivalents	(17,584)	3,160
CASH AND CASH EQUIVALENTS:
Beginning of Period	32,037	30,599

End of Period	$14,453	$33,759

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$5,365	$2,538
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$163	$168
Cash paid for interest	$30	$31

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

The results of operations for the 13 weeks ended April 29, 2006, are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 3, 2007 (“fiscal 2006”).

2.	Stock Based Compensation

Effective January 29, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation cost for (1) all share-based payments granted prior to, but not vested as of January 28, 2006, is based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and for (2) all share-based payments granted subsequent to January 28, 2006, is based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Accordingly, share-based compensation expense is recognized over the requisite service period using the straight-line attribution method.

The Company recognized share-based compensation expense of $1.8 million, before income taxes, in the quarter ended April 29, 2006 as a component of selling, general and administrative expenses. Share-based compensation expense in the first quarter of fiscal 2006 consisted of $1.4 million for stock options, $0.4 million for restricted stock awards and restricted stock units, and $29,000 for the 1993 Employee Stock Purchase Plan (“Purchase Plan”). The Company recognized an income tax benefit related to share-based compensation expense of approximately $432,000.

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards (excess tax benefits) to be classified as financing cash flows. For the quarter ended April 29, 2006, the Company reported $1.7 million in excess tax benefits as a financing cash inflow.

Had share-based compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s equity incentive plans and Purchase Plan in accordance with FASB Statement No. 123, the Company’s net income and income per common share for the 13 weeks ended April 30, 2005 would have been as follows (in thousands, except per share data):

Net income, as reported	$5,518
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	39
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,361)

Pro forma net income	$4,196

Basic income per share
As reported	$0.18
Pro forma	0.13
Diluted income per share
As reported	$0.18
Pro forma	0.13

The fair value of option grants issued under equity incentive plans and rights to purchase shares under the Purchase Plan is estimated on the date of grant using the Black-Scholes option valuation model. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the Company’s historical volatility. The risk-free interest rates are based on U.S. Treasury yields for notes with comparable terms as the awards, in effect at the time of the grant. The expected term of options granted is based on analyses of historical employee termination rates and option exercises, giving consideration to expectations of future employee behavior. The expected term of rights to purchase shares under the Purchase Plan is based on the length of the purchase period. Assumptions used in the Black-Scholes valuation model are presented below:

	Periods ended
	April 29, 2006	April 30, 2005
Expected dividend rate	0%	0%
Expected volatility	42.3%	45.7%
Risk-free interest rate	4.7%	2.7%
Stock Option Expected lives (years)	4.1	4.0
Purchase Plan Expected lives (years)	0.75	N/A

The Company’s policy is to issue new shares for restricted stock awards, upon exercise of stock options, on payment of restricted stock units, and for purchases under the Purchase Plan.

Stock Options

The following table summarizes stock option activity during the quarter ended April 29, 2006:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 28, 2006	3,871	$14.51
Granted	21	23.45
Exercised	(379)	14.71
Forfeited	(50)	14.14
Expired	(21)	23.13

Outstanding at April 29, 2006	3,442	$14.49	7.6	$53,644

Vested and Expected to Vest at April 29, 2006 (1)	3,164	$14.53	7.5	$49,210

Exercisable at April 29, 2006	1,572	$14.70	6.5	$24,183

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The weighted average fair value of options granted during the first quarter of fiscal 2006 was $9.34. The total intrinsic value of options exercised during the first quarter of fiscal 2006 was $4.4 million.

As of April 29, 2006, there was $8.4 million of total unrecognized compensation cost, before income taxes, related to nonvested stock options, that is expected to be recognized over a weighted-average period of 2.3 years.

Restricted Stock and Restricted Stock Units

Restricted stock have the same voting rights as other common stock and are issued and outstanding shares. Restricted stock units do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

In the first quarter of fiscal 2006, the Company granted 380,000 shares of restricted stock, 280,000 of which are subject to performance conditions for fiscal 2006. The extent to which these performance conditions are satisfied will affect the total number of shares of restricted stock that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2007. The Company recognizes expense related to performance based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

The fair value of restricted stock and restricted stock units is based on the fair value of the Company’s common stock on the date of grant.

Restricted stock award activity during the first quarter of fiscal 2006 is summarized as follows:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at January 28, 2006	100	$12.90
Granted	380	22.12

Nonvested at April 29, 2006	480	$20.20

As of April 29, 2006, there was $6.3 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 3.6 years.

The following table summarizes restricted stock unit activity during the quarter ended April 29, 2006:

	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 28, 2006	—
Granted	171

Outstanding at April 29, 2006	171	3.8	$5,144

Vested and Expected to Vest at April 29, 2006 (1)	125	3.8	$3,760

Vested at April 29, 2006	—	—	$—

(1)	The expected to vest restricted stock units are the result of applying the pre-vesting forfeiture rate assumptions to total unvested units outstanding.

The weighted average grant-date fair value of restricted stock units granted during the first quarter of fiscal 2006 was $22.54.

As of April 29, 2006, there was $2.6 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.8 years.

Purchase Plan

As of April 29, 2006, there was approximately $256,000 of unrecognized compensation cost, before income taxes, related to the Purchase Plan which is expected to be recognized in fiscal 2006.

3.	Net Income Per Share

Basic net income per share is calculated by dividing net income for the period by the weighted average common shares outstanding for the period. Diluted net income per share includes the effects of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended
	April 29, 2006	April 30, 2005
	(in thousands)
Weighted average number of shares - basic	32,491	31,166
Add: effect of dilutive securities	1,105	336

Weighted average number of shares - diluted	33,596	31,502

Options to purchase 107,406 and 3,268,068 shares of common stock for the 13 weeks ended April 29, 2006 and April 30, 2005, respectively, were excluded from the above computations of weighted average shares as the effect would have been anti-dilutive. Performance-based restricted stock awards were also excluded from the above calculation because performance targets were not met as of April 29, 2006.

4.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended
	April 29, 2006	April 30, 2005
	(in thousands)
Net income	$17,883	$5,518
Other comprehensive income, net of tax	188	22

Total comprehensive income	$18,071	$5,540

5.	Segments

The Company has 2 reportable segments: retail stores and Play & Music. The retail stores segment includes four brands which sell high quality apparel: Gymboree (including an on-line store), Gymboree Outlet, Janie and Jack (including an on-line store) and Janeville. Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands):

	13 Weeks Ended April 29, 2006
	Retail Stores	Play & Music	Total
Net sales	$186,181	$2,767	$188,948
Depreciation and amortization	7,136	113	7,249
Operating income	26,228	918	27,146
Total assets	416,114	4,979	421,093
Capital expenditures	7,058	45	7,103

	13 Weeks Ended April 30, 2005
	Retail Stores	Play & Music	Total
Net sales	$160,779	$2,187	$162,966
Depreciation and amortization	7,327	161	7,488
Operating income	7,879	130	8,009
Total assets	326,650	5,569	332,219
Capital expenditures	7,707	67	7,774

Net retail sales from the Company’s Canadian operations were $7.4 million and $6.2 million for the 13 weeks ended April 29, 2006 and April 30, 2005, respectively. Long-lived assets held by the Company’s Canadian operations were $2.3 million and $2.8 million as of April 29, 2006 and April 30, 2005, respectively.

6.	Common Stock Repurchases

On November 2, 2005, the Board of Directors authorized the Company to utilize up to $55 million to purchase shares of the Company’s outstanding common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through October 28, 2006. The Company plans to retire the repurchased shares. As of April 29, 2006, 732,293 shares of Company stock have been repurchased at a cost of $20.2 million ($18.1 million reduced retained earnings and $2.1 million reduced common stock).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of April 29, 2006 and April 30, 2005, and the related condensed consolidated statements of income and cash flows for the thirteen week periods then ended. These condensed consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation as of January 28, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 12, 2006, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to a change in accounting method. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 2, 2006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, unanticipated costs actually incurred in connection with the liquidation of the Company’s United Kingdom and Ireland entities, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women under the GYMBOREE®, JANIE AND JACK®, and JANEVILLE® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of April 29, 2006, the Company operated a total of 672 stores: 567 Gymboree retail stores (539 in the United States and 28 in Canada), 19 Gymboree Outlet retail stores, 69 Janie and Jack retail shops and 17 Janeville retail stores in the United States. The Company also operates online stores at www.gymboree.com and www.janieandjack.com, and offers directed parent-child developmental play programs at 540 franchised and company-operated centers in the United States and 27 other countries.

During the quarter, the Company opened 2 Gymboree stores, relocated or remodeled 14 Gymboree stores, opened 5 Janie and Jack shops and opened 6 Gymboree Outlet stores.

For the remainder of fiscal 2006, the Company plans to open approximately 13 Gymboree stores, 19 Gymboree Outlet stores and 10 Janie and Jack shops. The Company also expects to relocate or remodel 26 Gymboree stores during the remainder of fiscal 2006.

The Company closed its United Kingdom and Ireland operations in fiscal 2004, and is in the process of liquidating the legal entities. Due to immateriality, the results of the United Kingdom and Ireland operations have been included in continuing operations for the 13 weeks ended April 29, 2006. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements as of January 28, 2006 and for the 13 weeks ended April 30, 2005.

Results of Operations

13 weeks ended April 29, 2006 compared to 13 weeks ended April 30, 2005

Net Sales

Net retail sales in the first quarter of fiscal 2006 increased to $186.2 million from $160.8 million in the same period last year, an increase of $25.4 million, or 16%. Comparable store sales increased 13% over the same period last year. This increase was primarily driven by strong product acceptance. At Gymboree stores, all departments performed strongly led by the baby and newborn departments, which included additional sizes in the toddler age range. Janie and Jack shops also experienced strong performance from all departments, which resulted in an increase in full price selling. Non-comparable store sales increased due to net store and square footage growth of 25 stores and 64,000 square feet, respectively. There were 672 stores open at the end of the period compared to 647 as of the end of the same period last year.

Play & Music net sales in the first quarter of fiscal 2006 increased to $2.8 million from $2.2 million in the same period last year. This increase was primarily due to franchise fees associated with two new international franchise agreements.

Gross Profit

Gross profit for the first quarter of fiscal 2006 increased to $90.4 million from $64.6 million in the same period last year. As a percentage of net sales, gross profit increased 8.2 percentage points to 47.9% from 39.7% in the same period last year. This increase was primarily due to the reduction in product costs resulting from the Company’s product costing strategy, which involves improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. Improved full price selling and the leveraging of buying and occupancy expenses also contributed to this increase. Management expects a less significant improvement in gross margins in the second quarter of fiscal 2006 compared to the same period last year as a result of an anticipated smaller increase in comparable store sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $63.2 million in the first quarter of fiscal 2006 from $56.6 million in the same period last year. The increase in SG&A expense was primarily due to higher corporate expenses for incentive compensation, including $1.8 million in share-based compensation expense as a result of adopting FAS Statement No. 123(R) in the first quarter of fiscal 2006, as well as higher store operating costs due to an increase in sales volume and total store count compared to the prior year. As a percentage of net sales, SG&A expenses decreased 1.2 percentage points to 33.5% in the first quarter of fiscal 2006 from 34.7% in the same period last year as the increase in comparable store sales allowed us to leverage store operating costs. Based on current sales expectations and expense plans, the Company expects a less significant reduction in SG&A expense as a percent of net sales, before the impact of share-based compensation, during the second quarter of fiscal 2006 compared to the same period last year.

Other Income, Net

Other income increased in the first quarter of fiscal 2006 to $1.3 million from $206,000 in the same period last year primarily due to an increase in net interest income due to higher investment balances coupled with higher interest rates.

Income Taxes

The Company’s effective tax rate for the first quarter of fiscal 2006 and 2005 was 37.1% and 35.7% respectively. The actual fiscal 2006 effective rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations and the Company’s overall level of earnings in fiscal 2006. Additional factors which may impact the Company’s fiscal 2006 income tax rate in subsequent quarters include the potential resolution of outstanding tax contingencies and the reassessment of certain valuation allowances based upon revised income projections.

Discontinued Operations

Income reported for the discontinued United Kingdom and Ireland operations in the first quarter of fiscal 2005 primarily represents favorable adjustments to previous lease termination accruals based on actual settlements in connection with the liquidation of the United Kingdom and Ireland entities. Due to immateriality, the results of the United Kingdom and Ireland operations have been included in continuing operations for the 13 weeks ended April 29, 2006.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Sales from retail operations have historically been highest during the fourth fiscal quarter, somewhat lower during the first and third fiscal quarters and lowest during the second fiscal quarter. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates affecting the application of those accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, except as follows.

Share-based compensation: In fiscal 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method and began accounting for stock-based compensation using a fair-valued based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of stock-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected term and forfeiture rates. The Company develops its estimates based on historical data and market information which can change significantly over time.

The Company uses the Black-Scholes option valuation model to value employee share-based awards. The Company estimates stock price volatility based on an average historical volatility of its stock. Expected term and forfeiture rate assumptions are also derived from historical data, giving consideration to expectations of future employee behavior. The Company recognizes compensation expense primarily using the straight-line amortization method. Had the Company used alternative valuation methodologies or assumptions, the amount it expensed for stock based payments could be significantly different.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $14.5 million at April 29, 2006, a decrease of $17.6 million from January 28, 2006. Marketable securities were $156.9 million at April 29, 2006, an increase of $41.9 million from fiscal 2005 year end. Working capital as of April 29, 2006 was $177.4 million compared to $171.3 million as of January 28, 2006.

Net cash provided by operating activities for the 13 weeks ended April 29, 2006 was $44.1 million compared to $25.2 million provided by operating activities in the same period last year. The increase was primarily due to significantly higher operating income.

Net cash used in investing activities for the 13 weeks ended April 29, 2006 was $48.9 million compared to $22.8 million in the same period last year. Net cash used in investing activities for the 13 weeks ended April 29, 2006 consisted of $7.1 million in capital expenditures for the opening of 13 new stores, relocation, remodeling and/or expansion of 14 existing stores, and capital expenditures related to store openings and relocations currently in progress, as well as $41.9 million in net marketable securities purchases. The Company estimates that capital expenditures during the remainder of fiscal 2006 will be approximately $30 million, and will primarily be used to relocate, remodel or expand 26 Gymboree stores, open 13 new Gymboree stores, 19 new Gymboree Outlet stores and 10 new Janie and Jack shops and, as well as to continue the investment in the Company’s distribution center, website and systems infrastructure upgrade and replacement.

Net cash used in financing activities for the 13 weeks ended April 29, 2006 was $12.9 million compared to cash provided by financing activities of $0.7 million in the same period last year. This decrease was primarily due to stock repurchases of $20.2 million offset by stock option exercises of $5.6 million.

The Company has an unsecured revolving credit facility for borrowings of up to $70 million. The credit facility expires on August 2008 and provides the Company with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. This credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of April 29, 2006, the Company was in compliance with these covenants. As of April 29, 2006, $33.6 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding.

On November 2, 2005, the Board of Directors authorized the Company to utilize up to $55 million to purchase shares of the Company’s outstanding common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through October 28, 2006. As of April 29, 2006, the Company had repurchased 732,293 shares at a cost of $20.2 million.

There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 28, 2006.

The Company remains liable on lease agreements for its previous Burlingame, California headquarters assigned to its current landlord and for two Play & Music sites sold to franchisees. The Company does not believe that payment by the Company of its maximum potential amount of future payments under these lease agreements would have a material current or future effect on its liquidity or capital resources.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward foreign exchange contracts to hedge certain inventory purchases. The term of the forward exchange contracts is generally less than one year. The purpose of the Company’s foreign currency hedging activities is to protect it from the risk that the eventual dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

The table below summarizes by major currency the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	April 29, 2006
	Notional Amount	Fair Value Loss	Weighted Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$1,749	$(65)	$0.89

Total	$1,749	$(65)

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure them that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded as of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the first quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, which could affect its business, prospects and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase

On November 2, 2005, the Board of Directors authorized the Company to utilize up to $55 million to purchase shares of the Company’s outstanding common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through October 28, 2006.

Stock repurchases for the quarter ended April 29, 2006 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 29 - February 25)	251,644	$22.48	251,644	$49,342,000
Month #2 (February 26 - April 1)	—	—	—	$49,342,000
Month #3 (April 2 - April 29)	480,649	$30.18	480,649	$34,837,000

Total, April 29, 2006	732,293	$27.53	732,293	$34,837,000

Item 6.	EXHIBITS

10.72	*	Discretionary Bonus Plan for Fiscal 2006 (1)

15		Letter re: Unaudited Interim Financial Information

31.1		Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2		Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

June 2, 2006	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.72*	Discretionary Bonus Plan for Fiscal 2006 (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-Q.