Form 10-Q
period 2006-07-29
GYMBOREE CORP
filed 2006-09-05
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 29, 2006

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

As of August 26, 2006, 31,951,073 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 29, 2006	January 28, 2006	July 30, 2005
Assets
Current Assets
Cash and cash equivalents	$31,581	$32,037	$34,953
Marketable securities	85,250	115,000	38,843
Accounts receivable	11,316	12,027	13,190
Merchandise inventories	94,314	100,474	89,373
Prepaid income taxes	16,056	5,285	7,764
Prepaid expenses	3,012	2,755	2,662
Deferred income taxes	4,470	4,470	3,443
Current assets of discontinued operations	—	479	1,107

Total current assets	245,999	272,527	191,335

Property and Equipment
Land and buildings	10,376	10,376	10,375
Leasehold improvements	162,160	153,737	148,949
Furniture, fixtures and equipment	153,060	149,308	149,829

	325,596	313,421	309,153
Less accumulated depreciation and amortization	(176,224)	(167,366)	(162,102)

	149,372	146,055	147,051
Deferred Income Taxes	4,295	4,067	12,217
Lease Rights and Other Assets	1,298	2,129	1,360

Total Assets	$400,964	$424,778	$351,963

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$44,562	$45,186	$40,439
Accrued liabilities	70,278	55,303	37,742
Current liabilities of discontinued operations	—	732	1,732

Total current liabilities	114,840	101,221	79,913

Long-Term Liabilities
Deferred rent and other liabilities	48,897	48,480	49,868

Total Liabilities	163,737	149,701	129,781

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 31,464,176, 32,774,860 and 31,337,888 shares issued and outstanding at July 29, 2006, January 28, 2006 and July 30, 2005, respectively)	105,106	91,353	69,521
Retained earnings	132,725	184,599	153,090
Accumulated other comprehensive loss	(604)	(875)	(429)

Total stockholders’ equity	237,227	275,077	222,182

Total Liabilities and Stockholders’ Equity	$400,964	$424,778	$351,963

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
Net sales:
Retail	$152,996	$129,296	$339,176	$290,075
Play & Music	2,481	2,742	5,248	4,928

Total net sales	155,477	132,038	344,424	295,003
Cost of goods sold, including buying and occupancy expenses	(89,896)	(84,803)	(188,412)	(183,138)

Gross profit	65,581	47,235	156,012	111,865
Selling, general and administrative expenses	(66,667)	(53,302)	(129,952)	(109,923)

Operating income (loss)	(1,086)	(6,067)	26,060	1,942
Other income, net	1,768	294	3,059	501

Income (loss) from continuing operations before income taxes	682	(5,773)	29,119	2,443
Income tax (expense) benefit	(138)	2,062	(10,692)	(874)

Income (loss) from continuing operations	544	(3,711)	18,427	1,569
Income from discontinued operations, net of income taxes	—	368	—	607

Net income (loss)	$544	$(3,343)	$18,427	$2,176

Basic per share amounts:
Income (loss) from continuing operations	$0.02	$(0.12)	$0.58	$0.05
Income from discontinued operations, net of income taxes	—	0.01	—	0.02

Net income (loss)	$0.02	$(0.11)	$0.58	$0.07

Diluted per share amounts:
Income (loss) from continuing operations	$0.02	$(0.12)	$0.55	$0.05
Income from discontinued operations, net of income taxes	—	0.01	—	0.02

Net income (loss)	$0.02	$(0.11)	$0.55	$0.07

Weighted average shares outstanding:
Basic	31,570	31,254	32,031	31,210
Diluted	33,041	31,254	33,380	31,607

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	July 29, 2006	July 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,427	$2,176
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income tax	—	(607)
Depreciation and amortization	14,302	14,584
Deferred income tax provision (benefit)	(228)	1,026
Loss on disposal of property and equipment and other	23	161
Excess tax benefits from exercise of share based awards	(2,529)	—
Tax benefit from exercise of stock options	4,121	664
Share-based compensation expense	5,963	110
Change in assets and liabilities:
Accounts receivable	918	3,359
Merchandise inventories	6,401	7,911
Prepaid expenses and other assets	858	516
Prepaid income taxes	(10,771)	(4,170)
Accounts payable	(652)	1,177
Accrued liabilities	12,389	(485)
Deferred and other liabilities	409	3,943

Net cash provided by continuing operations	49,631	30,365
Net cash used in discontinued operations	—	(3,957)

Net cash provided by operating activities	49,631	26,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	698,685	267,125
Purchases of marketable securities	(668,935)	(275,968)
Capital expenditures	(15,899)	(14,878)
Proceeds from sale of assets and other	42	12

Net cash provided by (used in) investing activities	13,893	(23,709)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	10,494	2,009
Repurchases of common stock	(77,127)	—
Excess tax benefits from share based awards	2,529	—

Net cash (used in) provided by financing activities	(64,104)	2,009

Effect of exchange rate fluctuations on cash	124	(354)

Net (Decrease) Increase in Cash and Cash Equivalents	(456)	4,354
CASH AND CASH EQUIVALENTS:
Beginning of Period	32,037	30,599

End of Period	$31,581	$34,953

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$4,585	$2,914
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$17,633	$4,048
Cash paid for interest	$65	$64

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

The results of operations for the 26 weeks ended July 29, 2006, are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 3, 2007 (“fiscal 2006”).

2.	Stock Based Compensation

Effective January 29, 2006, the Company adopted FASB Statement No. 123(R) “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation cost for (1) all share-based payments granted prior to, but not vested as of January 28, 2006, is based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to January 28, 2006, is based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Accordingly, share-based compensation expense is recognized over the requisite service period using the straight-line amortization method.

The Company recognized share-based compensation expense, before income taxes, of $4.2 million and $6.0 million for the 13 and 26 weeks ended July 29, 2006, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in the 13 weeks ended July 29, 2006 consisted of $3.5 million for stock options (including a charge of $2.2 million related to the retirement of the Company’s former Chairman and Chief Creative Officer discussed in Note 8), $0.6 million for restricted stock awards and restricted stock units, and $0.1 million for the 1993 Employee Stock Purchase Plan (“Purchase Plan”). Share-based compensation expense for the 26 weeks ended July 29, 2006 consisted of $4.8 million for stock options (including a charge of $2.2 million related to the retirement of the Company’s former Chairman and Chief Creative Officer discussed in Note 8), $1.0 million for restricted stock awards and restricted stock units, and $0.1 million for the Purchase Plan. The Company recognized an income tax benefit related to share-based compensation expense of approximately $1.4 million and $1.8 million for the 13 and 26 weeks ended July 29, 2006, respectively (including approximately $0.8 million related to the retirement of the Company’s former Chairman and Chief Creative Officer discussed in Note 8).

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards (excess tax benefits) to be classified as financing cash flows. For the 26 weeks ended July 29, 2006, the Company reported $2.5 million in excess tax benefits as a financing cash inflow.

Had share-based compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s equity incentive plans and Purchase Plan in accordance with FASB Statement No. 123, the Company’s net income (loss) and income (loss) per common share for the 13 and 26 weeks ended July 30, 2005 would have been as follows:

	13 Weeks Ended	26 Weeks Ended
	July 30, 2005	July 30, 2005
	(in thousands, except per share data)
Net income (loss), as reported	$(3,343)	$2,176
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	45	70
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,139)	(2,540)

Pro forma net income (loss)	$(4,437)	$(294)

Basic income (loss) per share
As reported	$(0.11)	$0.07
Pro forma	(0.14)	(0.01)
Diluted income (loss) per share
As reported	$(0.11)	$0.07
Pro forma	(0.14)	(0.01)

The fair value of option grants issued under equity incentive plans and rights to purchase shares under the Purchase Plan is estimated on the date of grant using the Black-Scholes option valuation model. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the Company’s historical volatility. The risk-free interest rates are based on U.S. Treasury yields in effect at the time of the grant for notes with comparable terms as the awards. The expected term of options granted is based on analyses of historical employee termination rates and option exercises, giving consideration to expectations of future employee behavior. The expected term of rights to purchase shares under the Purchase Plan is based on the length of the purchase period. Assumptions used in the Black-Scholes valuation model are presented below:

	Periods ended
	July 29, 2006	July 30, 2005
Expected dividend rate	0%	0%
Expected volatility	42.3%	45.5%
Risk-free interest rate	4.7%	3.8%
Stock option expected lives (years)	4.1	4.0
Purchase Plan expected lives (years)	0.75	N/A

The Company’s policy is to issue new shares for restricted stock awards, upon exercise of stock options, on payment of restricted stock units, and for purchases under the Purchase Plan.

Stock Options

The following table summarizes stock option activity during the 26 weeks ended July 29, 2006:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 28, 2006	3,870	$14.51
Granted	21	23.45
Exercised	(719)	14.60
Forfeited	(177)	14.03
Expired	(23)	22.38

Outstanding at July 29, 2006	2,972	$14.52	7.5	$55,603

Vested and Expected to Vest at July 29, 2006 (1)	2,778	$14.55	7.5	$51,897

Exercisable at July 29, 2006	1,625	$14.74	6.8	$30,052

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The weighted average fair value of options granted during the 26 weeks ended July 29, 2006 was $9.26. The total intrinsic value of options exercised during the 26 weeks ended July 29, 2006 was $11.4 million.

As of July 29, 2006, there was $6.6 million of total unrecognized compensation cost, before income taxes, related to nonvested stock options, that is expected to be recognized over a weighted-average period of 2.2 years.

Restricted Stock and Restricted Stock Units

Restricted stock have the same voting rights as other common stock and are issued and outstanding shares. Restricted stock units do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

In the 26 weeks ended July 29, 2006, the Company granted 391,000 shares of restricted stock, 280,000 of which are subject to performance conditions for fiscal 2006. The extent to which these performance conditions are satisfied will affect the total number of shares of restricted stock that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2007. The Company recognizes expense related to performance based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

The fair value of restricted stock and restricted stock units is based on the fair value of the Company’s common stock on the date of grant.

Restricted stock award activity during the 26 weeks ended July 29, 2006 is summarized as follows:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at January 28, 2006	100	$12.90
Granted	391	22.41

Nonvested at July 29, 2006	491	$20.47

As of July 29, 2006, there was $6.2 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 3.4 years.

The following table summarizes restricted stock unit activity during the 26 weeks ended July 29, 2006:

	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 28, 2006	—
Granted	178

Outstanding at July 29, 2006	178	3.5	$5,915

Vested and Expected to Vest at July 29, 2006 (1)	135	3.5	$4,472

Vested at July 29, 2006	—	—	$—

(1)	The expected to vest restricted stock units are the result of applying the pre-vesting forfeiture rate assumptions to total unvested units outstanding.

The weighted average grant-date fair value of restricted stock units granted during the 26 weeks ended July 29, 2006 was $23.05.

As of July 29, 2006, there was $2.6 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.5 years.

Purchase Plan

As of July 29, 2006, there was approximately $161,600 of unrecognized compensation cost, before income taxes, related to the Purchase Plan, which is expected to be recognized in fiscal 2006.

3.	Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) for the period by the weighted average common shares outstanding for the period. Diluted net income per share includes the effects of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. The following summarizes the incremental shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	(in thousands)
Weighted average number of shares - basic	31,570	31,254	32,031	31,210
Add: effect of dilutive securities	1,471	—	1,349	397

Weighted average number of shares - diluted	33,041	31,254	33,380	31,607

Options to purchase 5,000 and 3,053,837 shares of common stock for the 13 weeks ended July 29, 2006 and July 30, 2005, respectively, and 24,220 and 2,871,979 shares of common stock for the 26 weeks ended July 29, 2006 and July 30, 2005, respectively, were excluded from the above computations of weighted average shares as the effect would have been anti-dilutive. Performance-based restricted stock awards were also excluded from the above calculation because performance targets were not met as of July 29, 2006.

4.	Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 29, 2006	July 30, 2005	July 29, 2006	July 30, 2005
	(in thousands)
Net income (loss)	$544	$(3,343)	$18,427	$2,176
Other comprehensive income (loss), net of tax	84	(204)	272	(182)

Total comprehensive income (loss)	$628	$(3,547)	$18,699	$1,994

5.	Segments

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

	13 Weeks Ended July 29, 2006			26 Weeks Ended July 29, 2006
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$152,996	$2,481	$155,477	$339,176	$5,248	$344,424
Depreciation and amortization	6,940	113	7,053	14,076	226	14,302
Operating income (loss)	(1,862)	776	(1,086)	24,366	1,694	26,060
Total assets	396,207	4,757	400,964	396,207	4,757	400,964
Capital expenditures	8,730	66	8,796	15,787	112	15,899

	13 Weeks Ended July 30, 2005			26 Weeks Ended July 30, 2005
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$129,296	$2,742	$132,038	$290,075	$4,928	$295,003
Depreciation and amortization	6,991	105	7,096	14,318	266	14,584
Operating income (loss)	(6,775)	708	(6,067)	1,103	839	1,942
Total assets	344,589	6,267	350,856	344,589	6,267	350,856
Capital expenditures	6,924	180	7,104	14,652	226	14,878

Net retail sales from the Company’s Canadian operations were $6.8 million and $5.1 million for the 13 weeks ended July 29, 2006 and July 30, 2005, respectively and $14.2 million and $11.3 million for the 26 weeks ended July 29, 2006 and July 30, 2005, respectively. Long-lived assets held by the Company’s Canadian operations were $2.3 million and $2.6 million as of July 29, 2006 and July 30, 2005, respectively.

6.	Common Stock Repurchases

The Board of Directors has authorized the Company to utilize up to $110 million to purchase shares of the Company’s outstanding common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through June 30, 2007. The Company plans to retire the repurchased shares. As of July 29, 2006, 2,420,564 shares of Company stock have been repurchased at a cost of $77.1 million ($70.3 million reduced retained earnings and $6.8 million reduced common stock).

7.	Credit Facility Amendment

On July 11, 2006, the Company entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment”), dated as of July 5, 2006, by and between the Company and certain of its subsidiaries (collectively, the “Borrowers”) and the Bank of America, N.A. (the “Lender”). The Fourth Amendment amends certain terms of the Credit Agreement dated as of August 11, 2003, as previously amended by the Waiver and First Amendment to Credit Agreement on December 3, 2004, the Second Amendment to Credit Agreement dated July 27, 2005 and the Third Amendment to Credit Agreement dated March 30, 2006 (collectively, the “Credit Agreement”). Among other things, the Fourth Amendment amends the Credit Agreement by:

i. Permitting the Company to purchase, redeem or otherwise acquire shares of its capital stock for cash in an aggregate amount of up to $110,000,000 under certain circumstances and;

ii. Eliminating the Company’s requirement to comply in future periods with the financial covenant relating to consolidated tangible net worth.

8.	Retirement of Chairman and Chief Creative Officer

On July 20, 2006, Lisa Harper, Chairman and Chief Creative Officer, retired from the Company. As a result, the Company recorded a charge of approximately $3.7 million, before income taxes, in selling, general, and administrative expenses in the 13 weeks ended July 29, 2006 related to cash compensation ($1.5 million) and accelerated vesting of certain stock options ($2.2 million).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of July 29, 2006 and July 30, 2005, and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods then ended, and cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

September 5, 2006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women under the GYMBOREE®, JANIE AND JACK®, and JANEVILLE® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of July 29, 2006, the Company operated a total of 684 stores: 570 Gymboree retail stores (542 in the United States and 28 in Canada), 27 Gymboree Outlet retail stores, 70 Janie and Jack retail shops and 17 Janeville retail stores in the United States. The Company also operates online stores at www.gymboree.com and www.janieandjack.com, and offers directed parent-child developmental play programs at 528 franchised and company-operated centers in the United States and 27 other countries.

During the quarter, the Company opened 3 Gymboree stores, relocated or remodeled 15 Gymboree stores, opened 1 Janie and Jack shop and opened 8 Gymboree Outlet stores.

For the remainder of fiscal 2006, the Company plans to open approximately 10 Gymboree stores, 15 Gymboree Outlet stores and 10 Janie and Jack shops. The Company also expects to relocate or remodel 10 Gymboree stores during the remainder of fiscal 2006.

The Company closed its United Kingdom and Ireland operations in fiscal 2004, and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements as of January 28, 2006, and for the 13 and 26 weeks ended July 30, 2005.

Results of Operations

13 weeks ended July 29, 2006 compared to 13 weeks ended July 30, 2005

Net Sales

Net retail sales in the second quarter of fiscal 2006 increased to $153.0 million from $129.3 million in the same period last year, an increase of $23.7 million, or 18.3%. Comparable store sales increased 12% over the same period last year. This increase was primarily driven by strong product acceptance, which resulted in an increase in full price selling and effective promotional events. Non-comparable store sales increased due to net store and square footage growth of 38 stores and approximately 96,000 square feet, respectively. There were 684 stores open at the end of the period compared to 646 as of the end of the same period last year.

Play & Music net sales in the second quarter of fiscal 2006 decreased to $2.5 million from $2.7 million in the same period last year. This decrease was primarily due to lower product sales to franchisees.

Gross Profit

Gross profit for the second quarter of fiscal 2006 increased to $65.6 million from $47.2 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2006 increased 6.4 percentage points to 42.2% from 35.8% in the same period last year. This increase was primarily due to the reduction in product costs resulting from the Company’s product costing strategy, which involves improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. Improved full price selling and the leveraging of buying and occupancy expenses also contributed to this increase. In the third quarter of fiscal 2006, the Company will begin to annualize the implementation of its product costing initiatives begun in fiscal 2005, thereby reducing the level of improvement in year over year gross profit margins.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $66.7 million in the second quarter of fiscal 2006 from $53.3 million in the same period last year. As a percentage of net sales, SG&A expenses increased 2.5 percentage points to 42.9% in the second quarter of fiscal 2006 from 40.4% in the same period last year. SG&A expense in the second quarter of fiscal 2006 includes a charge of $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer and $2.0 million in share-based compensation expense as a result of FAS Statement No. 123(R), offset by approximately $500,000 of benefit arising from the finalization of payments to be made under a previously accrued wage and hour lawsuit. Excluding these three items, SG&A as a percentage of sales for the second quarter of fiscal 2006 decreased 0.9 percentage points to 39.5% compared to the same period last year. SG&A savings as a percentage of sales for the second quarter of fiscal 2006 were generated from leveraging store compensation, depreciation savings, reduced repair and maintenance costs and lower operating supplies cost, partially offset by increases in corporate compensation and costs related to our incremental marketing initiatives.

Other Income, Net

Other income increased to $1.8 million in the second quarter of fiscal 2006 from $294,000 in the same period last year, primarily due to an increase in net interest income due to higher investment balances coupled with higher interest rates. In addition, the Company received and recorded income of approximately $400,000 in the second quarter of fiscal 2006 from the settlement of the class action antitrust litigation against Visa/Mastercard.

Income Taxes

The Company’s effective tax rate for the second quarter of fiscal 2006 and 2005 was 20.2% and 35.7%, respectively. Income tax expense for the 13 weeks ended July 29, 2006 includes an increase in the state effective tax rate, as well as the favorable adjustment of estimated income tax expense to match the final fiscal 2005 foreign tax returns filed during the quarter. The actual fiscal 2006 effective rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations and the Company’s overall level of earnings in fiscal 2006. Additional factors which may impact the Company’s fiscal 2006 income tax rate in subsequent quarters include the potential resolution of outstanding tax contingencies and the reassessment of certain valuation allowances based upon revised income projections.

Discontinued Operations

Income reported for the discontinued United Kingdom and Ireland operations in the second quarter of fiscal 2005 primarily represents favorable adjustments to previous lease termination accruals based on actual settlements in connection with the liquidation of the United Kingdom and Ireland entities.

Results of Operations

Twenty-six weeks ended July 29, 2006 compared to twenty-six weeks ended July 30, 2005

Net Sales

Net retail sales for the 26 weeks ended July 29, 2006 increased to $339.2 million from $290.1 million in the same period last year, an increase of $49.1 million, or 16.9%. Comparable store sales increased 12% over the same period last year. This increase was primarily driven by strong product acceptance, which resulted in an increase in full price selling and effective promotional events. Non-comparable store sales increased due to net store and square footage growth of 38 stores and approximately 96,000 square feet, respectively. There were 684 stores open at the end of the period compared to 646 as of the end of the same period last year.

Play & Music net sales for the 26 weeks ended July 29, 2006 increased to $5.2 million from $4.9 million in the same period last year. This increase was primarily due to franchise fees associated with two new international franchise agreements, offset by lower product sales to franchisees.

Gross Profit

Gross profit for the 26 weeks ended July 29, 2006 increased to $156.0 million from $111.9 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended July 29, 2006 increased 7.4 percentage points to 45.3% from 37.9% in the same period last year. This increase was primarily due to the reduction in product costs resulting from the Company’s product costing strategy, which involves improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. Improved full price selling and the leveraging of buying and occupancy expenses also contributed to this increase. In the third quarter of fiscal 2006, the Company will begin to annualize the implementation of its product costing initiatives begun in fiscal 2005, thereby reducing the level of improvement in year over year gross profit margins.

Selling, General and Administrative Expenses

SG&A expenses increased to $130.0 million in the 26 weeks ended July 29, 2006 from $109.9 million in the same period last year. As a percentage of net sales, SG&A expenses increased 0.4 percentage points to 37.7% in the 26 weeks ended July 29, 2006 from 37.3% in the same period last year. SG&A expense for the 26 weeks ended July 29, 2006 includes $3.8 million in share-based compensation expense as a result of FAS Statement No. 123(R) and a charge of $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer, offset by approximately $500,000 of benefit arising from the finalization of payments to be made under a previously accrued wage and hour lawsuit. Excluding these three items, SG&A as a percentage of sales decreased 1.6 percentage points in the 26 weeks ended July 29, 2006 to 35.7% compared to the same period last year. SG&A savings as a percentage of sales for the 26 weeks ended July 29, 2006 were generated from leveraging store compensation, depreciation savings, reduced repair and maintenance costs and lower operating supplies costs, partially offset by increases in corporate compensation and costs related to our incremental marketing initiatives.

Other Income, Net

Other income increased to $3.1 million in the 26 weeks ended July 29, 2006 from $501,000 in the same period last year primarily due to an increase in net interest income due to higher investment balances coupled with higher interest rates. In addition, the Company received and recorded income of approximately $400,000 from the settlement of the class action antitrust litigation against Visa/Mastercard.

Income Taxes

The Company’s effective tax rate for the 26 weeks ended July 29, 2006 and July 30, 2005 was 36.7% and 35.8%, respectively. The actual fiscal 2006 effective rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations and the Company’s overall level of earnings in fiscal 2006. Additional factors which may impact the Company’s fiscal 2006 income tax rate in subsequent quarters include the potential resolution of outstanding tax contingencies and the reassessment of certain valuation allowances based upon revised income projections.

Discontinued Operations

Income reported for the discontinued United Kingdom and Ireland operations in the 26 weeks ended July 30, 2005 primarily represents favorable adjustments to previous lease termination accruals based on actual settlements in connection with the liquidation of the United Kingdom and Ireland entities.

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

Share-based compensation: In fiscal 2006, the Company adopted SFAS No. 123(R) using the modified prospective transition method and began accounting for stock-based compensation using a fair-valued based recognition method. Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected term and forfeiture rates. The Company develops its estimates based on historical data and market information, which can change significantly over time.

The Company uses the Black-Scholes option valuation model to value employee share-based awards. The Company estimates stock price volatility based on an average historical volatility of its stock. Expected term and forfeiture rate assumptions are also derived from historical data, giving consideration to expectations of future employee behavior. The Company recognizes compensation expense primarily using the straight-line amortization method. Had the Company used alternative valuation methodologies or assumptions, the amount it expensed for share-based awards could be significantly different.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $31.6 million at July 29, 2006, a decrease of $456,000 from January 28, 2006. Marketable securities were $85.3 million at July 29, 2006, a decrease of $29.8 million from fiscal 2005 year end. Working capital as of July 29, 2006 was $131.2 million compared to $171.3 million as of January 28, 2006.

Net cash provided by operating activities for the 26 weeks ended July 29, 2006 was $49.6 million compared to $26.4 million provided by operating activities in the same period last year. The increase was primarily due to an increase in net income of $16.3 million and an increase in accrued liabilities of $12.9 million due primarily to share repurchase payables related to the Company’s share repurchase plan, offset by an increase in prepaid income taxes of $6.6 million due to an increase in taxable income compared to the prior year.

Net cash provided by investing activities for the 26 weeks ended July 29, 2006 was $13.9 million compared to net cash used in investing activities of $23.7 million in the same period last year. Net cash provided by investing activities for the 26 weeks ended July 29, 2006 consisted of $15.9 million in capital expenditures for the opening of 25 new stores, relocation, remodeling and/or expansion of 29 existing stores, and capital expenditures related to store openings and relocations currently in progress, offset by $29.8 million in net marketable securities sales. The Company estimates that capital expenditures during the remainder of fiscal 2006 will be approximately $22 million, and will primarily be used to relocate, remodel or expand 10 Gymboree stores, open 10 new Gymboree stores, 15 new Gymboree Outlet stores and 10 new Janie and Jack shops, as well as to continue the investment in the Company’s website and systems infrastructure upgrade and replacement. In the second quarter of fiscal 2006, the Board of Directors approved a project to expand the Company’s distribution center in Dixon by approximately 161,000 square feet. The project is estimated to cost approximately $15 million and is expected to be completed in the third quarter of fiscal 2007. The Company is in the process of negotiating contracts for this project.

Net cash used in financing activities for the 26 weeks ended July 29, 2006 was $64.1 million compared to cash provided by financing activities of $2.0 million in the same period last year. This decrease was primarily due to stock repurchases of $77.1 million offset by stock option exercises of $10.5 million.

The Company has an unsecured revolving credit facility for borrowings of up to $70 million. The credit facility expires in August 2008 and provides the Company with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of July 29, 2006, the Company was in compliance with these covenants. As of July 29, 2006, $54.2 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding.

The Board of Directors has authorized the Company to utilize up to $110 million to purchase shares of the Company’s outstanding common stock. Purchases may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through June 30, 2007. The Company plans to retire the repurchased shares. As of July 29, 2006, 2,420,564 shares of Company stock have been repurchased at a cost of $77.1 million.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	July 29, 2006
	Notional Amount	Fair Value Gain	Weighted Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$4,951	$115	$0.88

Total	$4,951	$115

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure them that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and Chief Operating Officer/Chief Financial Officer concluded as of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Operating Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the second quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company was served in a class action lawsuit filed against Gymboree Operations, Inc., a wholly owned subsidiary of the Company, in the Superior Court of Riverside County, California on April 21, 2005. The lawsuit alleged that Gymboree Operations failed to pay overtime wages and provide meal and rest breaks to its employees. As a result of mediation proceedings, the Company settled the action. The Court granted final approval of the settlement on June 12, 2006. In accordance with the final judgment and order of dismissal, the Company will pay approximately $1.8 million in the third fiscal quarter of 2006.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, which could affect its business, prospects and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase

On June 16, 2006, the Board of Directors authorized the Company to extend its share repurchase program from October 28, 2006 to June 30, 2007, and to increase the aggregate dollar value of common stock that may be purchased thereunder by an additional $55 million (for an aggregate of $110,000,000 from the inception of the program). Purchases may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through June 30, 2007. The Company plans to retire the repurchased shares. As of July 29, 2006, 2,420,564 shares of Company stock have been repurchased at a cost of $77.1 million.

Stock repurchases for the quarter ended July 29, 2006, respectively, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 30 - May 27	190,618	$32.63	190,618	$28,619,000
May 28 - July 1	872,756	$34.64	872,756	$53,383,000
July 2 - July 29	624,897	$32.82	624,897	$32,873,000

Total, July 29, 2006	1,688,271	$33.74	1,688,271	$32,873,000

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2006 Annual Meeting of Stockholders was held on June 13, 2006, at which time the stockholders voted on the following proposals:

(I)	Election of three Class I directors, each to serve for a three-year term expiring upon the 2009 Annual Meeting of Stockholders:

	For	Withheld
Matthew K. McCauley	28,835,546	2,320,779
Blair W. Lambert	27,186,074	3,970,251
Gary M. Heil	30,485,834	670,491

Barbara L. Rambo is a continuing Class II director, whose term will expire at the Annual Meeting in 2007. Lisa Harper, a former Class II director, continued to serve following the 2006 Annual Meeting, but retired effective July 20, 2006. Class III directors, whose terms will expire at the Annual Meeting in 2008, are Daniel R. Lyle, John C. Pound, and William U. Westerfield.

(II)	Amendment to The Gymboree Corporation 2004 Equity Incentive Plan to authorize the issuance of an additional 500,000 shares of The Gymboree Corporation’s common stock:

For	Against	Abstain	Broker Non Votes
22,973,084	5,593,409	5,722	2,584,110

(III)	Amendment to The Gymboree Corporation 1993 Employee Stock Purchase Plan to authorize the issuance of an additional 150,000 shares of The Gymboree Corporation’s common stock:

For	Against	Abstain	Broker Non Votes
27,679,783	891,092	1,341	2,584,109

(IV)	Advisory vote on the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending February 3, 2007 was as follows:

For	Against	Abstain
29,950,451	1,204,842	1,032

Item 6.	EXHIBITS

3.2	Amended and Restated Bylaws of Registrant (1)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan (4)

10.58*	2004 Equity Incentive Plan (5)

10.73	Form of Indemnification Agreement (1)

10.74	Fourth Amendment to Credit Agreement, dated July 5, 2006 (2)

10.75*	Retirement Agreement between the Gymboree Corporation and Lisa Harper, dated July 20, 2006 (3)

10.76*	Summary of Non-Employee Director Compensation

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.

(2)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006.

(3)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2006.

(4)	Incorporated by reference to Appendix C to The Gymboree Corporation’s definitive Proxy Statement on Schedule 14A relating to its 2006 Annual Meeting of Stockholders filed on May 2, 2006.

(5)	Incorporated by reference to Appendix B to The Gymboree Corporation’s definitive Proxy Statement on Schedule 14A relating to its 2006 Annual Meeting of Stockholders filed on May 2, 2006.

*	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 5, 2006	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert
Chief Operating Officer and Chief Financial Officer

Exhibit Index

Exhibit Number	Description

3.2	Amended and Restated Bylaws of Registrant (1)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan (4)

10.58*	2004 Equity Incentive Plan (5)

10.73	Form of Indemnification Agreement (1)

10.74	Fourth Amendment to Credit Agreement, dated July 5, 2006 (2)

10.75*	Retirement Agreement between the Gymboree Corporation and Lisa Harper, dated July 20, 2006 (3)

10.76*	Summary of Non-Employee Director Compensation

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.

(2)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006.

(3)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2006.

(4)	Incorporated by reference to Appendix C to The Gymboree Corporation’s definitive Proxy Statement on Schedule 14A relating to its 2006 Annual Meeting of Stockholders filed on May 2, 2006.

(5)	Incorporated by reference to Appendix B to The Gymboree Corporation’s definitive Proxy Statement on Schedule 14A relating to its 2006 Annual Meeting of Stockholders filed on May 2, 2006.

*	Indicates management contracts or compensatory plans or arrangements.