Form 10-Q
period 2006-10-28
GYMBOREE CORP
filed 2006-12-05
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 28, 2006

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

As of November 24, 2006, 31,623,779 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 28, 2006	January 28, 2006	October 29, 2005
Assets
Current Assets
Cash and cash equivalents	$25,549	$32,037	$34,132
Marketable securities	97,600	115,000	58,275
Accounts receivable	14,243	12,027	12,095
Merchandise inventories	104,694	100,474	100,814
Prepaid income taxes	11,471	5,285	8,615
Prepaid expenses	3,260	2,755	2,928
Deferred income taxes	3,710	4,470	2,772
Current assets of discontinued operations	—	479	514

Total current assets	260,527	272,527	220,145

Property and Equipment
Land and buildings	10,375	10,375	10,375
Leasehold improvements	159,280	153,737	152,615
Furniture, fixtures and equipment	154,854	149,309	154,502

	324,509	313,421	317,492
Less accumulated depreciation and amortization	(178,976)	(167,366)	(169,000)

	145,533	146,055	148,492
Deferred Income Taxes	3,538	4,067	3,411
Lease Rights and Other Assets	1,210	2,129	1,558

Total Assets	$410,808	$424,778	$373,606

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$54,251	$45,186	$45,404
Accrued liabilities	65,360	55,303	44,990
Current liabilities of discontinued operations	—	732	956

Total current liabilities	119,611	101,221	91,350

Long-Term Liabilities
Deferred rent and other liabilities	46,654	48,480	47,599

Total Liabilities	166,265	149,701	138,949

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 31,613,812, 32,774,860 and 31,397,459 shares issued and outstanding at October 28, 2006, January 28, 2006 and October 29, 2005, respectively)	125,652	91,353	70,404
Retained earnings	119,689	184,599	164,247
Accumulated other comprehensive gain (loss)	(798)	(875)	6

Total stockholders’ equity	244,543	275,077	234,657

Total Liabilities and Stockholders’ Equity	$410,808	$424,778	$373,606

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
Net sales:
Retail	$212,922	$174,507	$552,098	$464,582
Play & Music	2,708	2,576	7,956	7,505

Total net sales	215,630	177,083	560,054	472,087
Cost of goods sold, including buying and occupancy expenses	(110,013)	(95,779)	(298,425)	(278,918)

Gross profit	105,617	81,304	261,629	193,169
Selling, general and administrative expenses	(77,221)	(60,956)	(207,173)	(170,879)

Operating income	28,396	20,348	54,456	22,290
Other income, net	1,083	488	4,142	989

Income from continuing operations before income taxes	29,479	20,836	58,598	23,279
Income tax expense	(12,062)	(9,725)	(22,754)	(10,600)

Income from continuing operations	17,417	11,111	35,844	12,679
Income from discontinued operations, net of income taxes	—	46	—	653

Net income	$17,417	$11,157	$35,844	$13,332

Basic per share amounts:
Income from continuing operations	$0.56	$0.36	$1.13	$0.41
Income from discontinued operations, net of income taxes	—	—	—	0.02

Net income	$0.56	$0.36	$1.13	$0.43

Diluted per share amounts:
Income from continuing operations	$0.53	$0.35	$1.08	$0.40
Income from discontinued operations, net of income taxes	—	—	—	0.02

Net income	$0.53	$0.35	$1.08	$0.42

Weighted average shares outstanding:
Basic	31,332	31,370	31,798	31,263
Diluted	32,735	32,051	33,206	31,767

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	October 28, 2006	October 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,844	$13,332
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of income taxes	—	(653)
Depreciation and amortization	21,523	21,889
Deferred income tax provision	1,058	10,504
Loss on disposal of property and equipment and other	7,035	287
Excess tax benefits from exercise of share based awards	(6,931)	—
Tax benefit from exercise of stock options	10,183	794
Share-based compensation expense	7,649	210
Change in assets and liabilities:
Accounts receivable	(2,005)	4,459
Merchandise inventories	(3,954)	(3,733)
Prepaid expenses and other assets	704	52
Prepaid income taxes	(6,186)	(4,879)
Accounts payable	9,015	6,074
Accrued liabilities	4,903	7,975
Deferred and other liabilities	545	1,652

Net cash provided by continuing operations	79,383	57,963
Net cash used in discontinued operations	—	(4,193)

Net cash provided by operating activities	79,383	53,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	927,735	362,125
Purchases of marketable securities	(910,335)	(390,400)
Capital expenditures	(26,122)	(24,377)
Proceeds from sale of assets and other	42	18

Net cash used in investing activities	(8,680)	(52,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	25,712	2,660
Repurchases of common stock	(110,000)	—
Excess tax benefits from share based awards	6,931	—

Net cash (used in) provided by financing activities	(77,357)	2,660

Effect of exchange rate fluctuations on cash	166	(263)

Net (Decrease) Increase in Cash and Cash Equivalents	(6,488)	3,533
CASH AND CASH EQUIVALENTS:
Beginning of Period	32,037	30,599

End of Period	$25,549	$34,132

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$7,133	$2,192
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$17,761	$5,362
Cash paid for interest	$59	$91

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

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature, except for adjustments related to the retirement of the Company’s former Chairman and Chief Creative Officer discussed in Note 8 and the planned closure of the Janeville division discussed in Note 9.

The results of operations for the 39 weeks ended October 28, 2006, are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 3, 2007 (“fiscal 2006”).

2.	Stock Based Compensation

Effective January 29, 2006, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 123(R) “Share-Based Payment,” using the modified prospective transition method. Under this transition method, compensation cost for (1) all share-based payments granted prior to, but not vested as of January 28, 2006, is based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of FASB Statement No. 123 and (2) all share-based payments granted subsequent to January 28, 2006, is based on the grant date fair value estimated in accordance with the provisions of FASB Statement No. 123(R). Share-based compensation expense is recognized over the requisite service period using the straight-line amortization method.

The Company recognized share-based compensation expense, before income taxes, of $1.7 million and $7.6 million for the 13 and 39 weeks ended October 28, 2006, respectively, as a component of selling, general and administrative expenses. Share-based compensation expense in the 13 weeks ended October 28, 2006 consisted of $0.9 million for stock options, $0.7 million for restricted stock awards and restricted stock units, and $95,000 for stock issued pursuant to the 1993 Employee Stock Purchase Plan (“Purchase Plan”). Share-based compensation expense for the 39 weeks ended October 28, 2006 consisted of $5.8 million for stock options (including a charge of $2.2 million related to the retirement of the Company’s former Chairman and Chief Creative Officer discussed in Note 8), $1.7 million for restricted stock awards and restricted stock units, and $0.2 million for stock issued pursuant to the Purchase Plan. The Company recognized an income tax benefit related to share-based compensation expense of approximately $0.6 million and $2.4 million for the 13 and 39 weeks ended October 28, 2006, respectively (including approximately $0.8 million during the 39 weeks ended October 28, 2006 related to the retirement of the Company’s former Chairman and Chief Creative Officer discussed in Note 8).

Prior to the adoption of FASB Statement No. 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. FASB Statement No. 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards (excess tax benefits) to be classified as financing cash flows. For the 39 weeks ended October 28, 2006, the Company reported $6.9 million in excess tax benefits as a financing cash inflow.

Had share-based compensation expense been determined based upon the fair values at the grant dates for awards under the Company’s equity incentive plans and Purchase Plan in accordance with FASB Statement No. 123, the Company’s net income and income per common share for the 13 and 39 weeks ended October 29, 2005 would have been as follows:

	13 Weeks Ended	39 Weeks Ended
	October 29, 2005	October 29, 2005
	(in thousands, except per share data)

Net income, as reported	$11,157	$13,332
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	63	132
Deduct: Total stock-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(1,068)	(3,548)

Pro forma net income	$10,152	$9,916

Basic income per share
As reported	$0.36	$0.43
Pro forma	0.32	0.32
Diluted income per share
As reported	$0.35	$0.42
Pro forma	0.32	0.31

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

	Periods ended
	October 28, 2006	October 29, 2005
Expected dividend rate	0%	0%
Expected volatility	42.3%	46.0%
Stock option risk-free interest rate	4.6%	4.3%
Purchase Plan risk-free interest rate	4.8%	N/A
Stock option expected lives (years)	4.1	4.1
Purchase Plan expected lives (years)	0.75	N/A

The Company’s policy is to issue new shares for restricted stock awards, upon exercise of stock options, on payment of restricted stock units, and for purchases under the Purchase Plan.

Stock Options

The following table summarizes stock option activity during the 39 weeks ended October 28, 2006:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 28, 2006	3,870	$14.51
Granted	21	23.45
Exercised	(1,726)	14.90
Forfeited	(202)	14.07
Expired	(23)	22.27

Outstanding at October 28, 2006	1,940	$14.21	7.5	$64,029

Vested and Expected to Vest at October 28, 2006 (1)	1,788	$14.23	7.4	$58,967

Exercisable at October 28, 2006	819	$14.35	6.6	$26,915

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The weighted average fair value of options granted during the 39 weeks ended October 28, 2006 was $9.26 per share. The total intrinsic value of options exercised during the 39 weeks ended October 28, 2006 was $29.5 million.

As of October 28, 2006, there was $5.7 million of total unrecognized compensation cost, before income taxes, related to nonvested stock options, that is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Stock and Restricted Stock Units

Restricted stock has the same voting rights as other common stock and are issued and outstanding shares. Restricted stock units do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested.

In the 39 weeks ended October 28, 2006, the Company granted 391,000 shares of restricted stock, 280,000 of which are subject to performance conditions for fiscal 2006. The extent to which these performance conditions are satisfied will affect the total number of shares of restricted stock that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2007 based on fiscal 2006 results. The Company recognizes expense related to performance based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable.

The fair value of restricted stock and restricted stock units is based on the fair value of the Company’s common stock on the date of grant.

Restricted stock award activity during the 39 weeks ended October 28, 2006 is summarized as follows:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at January 28, 2006	100	$12.90
Granted	391	22.41

Nonvested at October 28, 2006	491	$20.47

As of October 28, 2006, there was $5.8 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 3.1 years.

The following table summarizes restricted stock unit activity during the 39 weeks ended October 28, 2006:

	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 28, 2006	—
Granted	198
Forfeited	(6)

Outstanding at October 28, 2006	192	3.3	$9,055

Vested and Expected to Vest at October 28, 2006 (1)	149	3.3	$7,040

Vested at October 28, 2006	—	—	$—

(1)	The expected to vest restricted stock units are the result of applying the pre-vesting forfeiture rate assumptions to total unvested units outstanding.

The weighted average grant-date fair value of restricted stock units granted during the 39 weeks ended October 28, 2006 was $24.47 per share.

As of October 28, 2006, there was $2.9 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.3 years.

Purchase Plan

As of October 28, 2006, there was approximately $67,000 of unrecognized compensation cost, before income taxes, related to the Purchase Plan, which is expected to be recognized in fiscal 2006.

3.	Net Income Per Share

Basic net income per share is calculated by dividing net income for the period by the weighted average common shares outstanding for the period. Diluted net income per share includes the effects of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of shares that are to be added to the weighted average number of shares outstanding. The following summarizes the shares from these potentially dilutive securities, calculated using the treasury stock method.

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(in thousands)
Weighted average number of shares - basic	31,332	31,370	31,798	31,263
Add: effect of dilutive securities	1,403	681	1,408	504

Weighted average number of shares - diluted	32,735	32,051	33,206	31,767

Options to purchase zero and 2,218,369 shares of common stock for the 13 weeks ended October 28, 2006 and October 29, 2005, respectively, and 5,914 and 2,609,718 shares of common stock for the 39 weeks ended October 28, 2006 and October 29, 2005, respectively, were excluded from the above computations of weighted average shares as the effect would have been anti-dilutive.

4.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 28, 2006	October 29, 2005	October 28, 2006	October 29, 2005
	(in thousands)
Net income	$17,417	$11,157	$35,844	$13,332
Other comprehensive income (loss), net of tax	(194)	435	77	253

Total comprehensive income	$17,223	$11,592	$35,921	$13,585

5.	Segments

The Company has 2 reportable segments: retail stores and Play & Music. The retail stores segment includes four brands which sell high quality apparel: Gymboree (including an on-line store), Gymboree Outlet, Janie and Jack (including an on-line store) and Janeville (see Note 9). Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands):

	13 Weeks Ended October 28, 2006			39 Weeks Ended October 28, 2006
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$212,922	$2,708	$215,630	$552,098	$7,956	$560,054
Depreciation and amortization	7,110	111	7,221	21,186	337	21,523
Operating income	27,574	822	28,396	51,940	2,516	54,456
Total assets	406,489	4,319	410,808	406,489	4,319	410,808
Capital expenditures	10,221	2	10,223	26,009	113	26,122

	13 Weeks Ended October 29, 2005			39 Weeks Ended October 29, 2005
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$174,507	$2,576	$177,083	$464,582	$7,505	$472,087
Depreciation and amortization	7,192	113	7,305	21,510	379	21,889
Operating income	19,785	563	20,348	20,888	1,402	22,290
Total assets	367,210	5,882	373,092	367,210	5,882	373,092
Capital expenditures	9,399	100	9,499	24,052	325	24,377

Net retail sales from the Company’s Canadian operations were $9.4 million and $7.5 million for the 13 weeks ended October 28, 2006 and October 29, 2005, respectively, and $23.6 million and $18.8 million for the 39 weeks ended October 28, 2006 and October 29, 2005, respectively. Long-lived assets held by the Company’s Canadian operations were $2.1 million and $2.5 million as of October 28, 2006 and October 29, 2005, respectively.

6.	Common Stock Repurchases

The Board of Directors previously authorized the Company to utilize up to $110 million to purchase shares of the Company’s outstanding common stock. As of October 17, 2006, the Company completed its share repurchase program, having purchased a total of 3,277,654 shares of Company stock at a cost of $110 million ($100.8 million reduced retained earnings and $9.2 million reduced common stock). The Company retired the repurchased shares.

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

i. Permitting the Company to purchase, redeem or otherwise acquire shares of its capital stock for cash in an aggregate amount of up to $110 million under certain circumstances and;

ii. Eliminating the Company’s requirement to comply in future periods with the financial covenant relating to consolidated tangible net worth.

8.	Retirement of Chairman and Chief Creative Officer

On July 20, 2006, Lisa Harper, Chairman and Chief Creative Officer, retired from the Company. As a result, the Company recorded a charge of approximately $3.7 million, before income taxes, in selling, general, and administrative expenses in the 39 weeks ended October 28, 2006 related to cash compensation ($1.5 million) and accelerated vesting of certain stock options ($2.2 million).

9.	Planned Closure of Janeville Division

On October 4, 2006, the Board of Directors authorized the Company to proceed with the closure of its Janeville division (17 stores), as a result of the division’s inability to achieve the level of financial performance expected by management and the desire to focus existing resources on other opportunities. The Company expects all Janeville stores to be closed in the fourth quarter of fiscal 2006. Beginning in the fourth quarter of 2006, the results of the Janeville division will be presented as discontinued operations and all prior periods will be reclassified to conform to such presentation. The Company anticipates recording incremental charges related to the closure of approximately $13.2 million, before income taxes, in fiscal 2006. These charges are largely related to asset impairment, lease terminations, cancellation of certain purchase commitments, and employee severance. In the 13 weeks ended October 28, 2006, the Company recognized a pre-tax charge of approximately $10.2 million, which consisted of approximately $7.6 million for asset impairment, $1.2 million for the cancellation of certain purchase commitments, $1.2 million for lease terminations, and $0.2 million for employee severance. Approximately $7.1 million of this charge is included in selling, general, and administrative expenses and $3.1 million is included in cost of goods sold on the accompanying condensed consolidated statement of income.

10.	Distribution Center Expansion

In the second quarter of fiscal 2006, the Board of Directors approved the expansion of the Company’s distribution center in Dixon, California by approximately 161,000 square feet. The project, which commenced in October 2006, is estimated to cost approximately $15 million (including building and equipment) and is expected to be completed in the third quarter of fiscal 2007. On October 6, 2006, the Company entered into an agreement with a third party vendor for the design and construction of the expanded facility. The agreement requires the Company to pay approximately $9.5 million, subject to adjustment based on changes to construction orders, payable monthly based on work completed.

11.	Subsequent Event

In November 2006, the Company received approximately $1.2 million in connection with a legal settlement. Such amount will be recorded in other income in the fourth quarter of fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of The Gymboree Corporation:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of October 28, 2006 and October 29, 2005, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods then ended, and cash flows for the thirty-nine week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

December 5, 2006

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, unanticipated costs incurred in connection with the closure of the Janeville division, general economic conditions, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children and women under the GYMBOREE®, JANIE AND JACK®, and JANEVILLE® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of October 28, 2006, the Company operated a total of 709 stores: 577 Gymboree retail stores (549 in the United States and 28 in Canada), 37 Gymboree Outlet retail stores, 78 Janie and Jack retail shops and 17 Janeville retail stores in the United States. The Company also operates online stores at www.gymboree.com and www.janieandjack.com, and offers directed parent-child developmental play programs at 547 franchised and 3 company-operated centers in the United States and 27 other countries.

During the quarter, the Company opened 8 Gymboree stores, 8 Janie and Jack shops, and 10 Gymboree Outlet stores. The Company also relocated or remodeled 7 Gymboree stores and closed 1 Gymboree store.

For the remainder of fiscal 2006, the Company plans to open approximately 3 Gymboree stores, 5 Gymboree Outlet stores and 3 Janie and Jack shops. The Company also expects to relocate or remodel 3 Gymboree stores.

The Company closed its United Kingdom and Ireland operations in fiscal 2004, and is in the process of liquidating the legal entities. The results of the United Kingdom and Ireland operations have been presented as discontinued operations in the accompanying financial statements as of January 28, 2006, and for the 13 and 39 weeks ended October 29, 2005. Results from the United Kingdom and Ireland entities in fiscal 2006 are not material and are included in continuing operations for all applicable periods relating to fiscal 2006.

As discussed in Note 9 to the condensed consolidated financial statements, the Company plans to close its Janeville division (17 stores) in the fourth quarter of fiscal 2006. As a result, during the 13 week period ended October 28, 2006, the Company incurred approximately $10.2 million in incremental pre-tax charges, which were included in selling, general and administrative expenses ($7.1 million) and cost of goods sold ($3.1 million). Beginning in the fourth quarter of 2006, the results of the Janeville division will be presented as discontinued operations and all prior periods will be reclassified to conform to such presentation.

Results of Operations

13 weeks ended October 28, 2006 compared to 13 weeks ended October 29, 2005

Net Sales

Net retail sales in the third quarter of fiscal 2006 increased to $212.9 million from $174.5 million in the same period last year, an increase of $38.4 million, or 22%. Comparable store sales increased 16% over the same period last year. This increase was primarily driven by strong product acceptance resulting in increased full price selling, and effective direct mail marketing and promotional events. Non-comparable store sales increased due to net store and square footage growth of 46 stores and approximately 104,000 square feet, respectively. There were 709 stores open at the end of the period compared to 663 as of the end of the same period last year.

Play & Music net sales in the third quarter of fiscal 2006 increased to $2.7 million from $2.6 million in the same period last year.

Gross Profit

Gross profit for the third quarter of fiscal 2006 increased to $105.6 million from $81.3 million in the same period last year. As a percentage of net sales, gross profit for the third quarter of fiscal 2006 increased 3.1 percentage points to 49.0% from 45.9% in the same period last year. Gross profit for the third quarter of fiscal 2006 includes approximately $3.1 million of charges related to the closure of the Janeville division (primarily $1.2 million for the cancellation of certain purchase commitments and $1.2 million for lease terminations). Excluding this item, gross profit as a percentage of sales for the third quarter of fiscal 2006 increased 4.5 percentage points to 50.4% from 45.9% in the same period last year. This increase was primarily due to an increase in full price selling due to strong customer acceptance of the product, lower product costs resulting from the Company’s product cost reduction strategies, and the leveraging of buying and occupancy expenses. In the fourth quarter of fiscal 2006, the Company will continue the implementation of its product cost reduction strategies, which focus on improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. The Company expects to continue to generate lower product costs in the fourth quarter of fiscal 2006 but does not expect the year over year improvement in gross margin to be as significant as that experienced in the first three quarters of fiscal 2006.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $77.2 million in the third quarter of fiscal 2006 from $61.0 million in the same period last year. As a percentage of net sales, SG&A expenses increased 1.4 percentage points to 35.8% in the third quarter of fiscal 2006 from 34.4% in the same period last year. SG&A expense in the third quarter of fiscal 2006 includes approximately $7.1 million of charges related to the closure of the Janeville division (primarily related to approximately $6.9 million in asset impairment) and $1.7 million in share-based compensation expense as a result of the adoption of FASB Statement No. 123(R). Excluding these two items, SG&A as a percentage of sales for the third quarter of fiscal 2006 decreased 2.7 percentage points to 31.7% compared to the same period last year. SG&A savings as a percentage of sales for the third quarter of fiscal 2006 were generated from leveraging depreciation and store compensation, reduced repair and maintenance costs and lower operating supplies cost, partially offset by increased costs related to our additional marketing initiatives and corporate compensation. In addition, SG&A as a percentage of sales improved as a result of a $2.3 million legal settlement charge recorded in the third quarter of fiscal 2005.

Other Income, Net

Other income increased to $1.1 million in the third quarter of fiscal 2006 from $0.5 million in the same period last year, primarily due to an increase in net interest income due to higher investment balances coupled with higher interest rates.

Income Taxes

The Company’s effective tax rate for the third quarter of fiscal 2006 and 2005 was 40.9% and 46.7%, respectively. Income tax expense for the 13 weeks ended October 28, 2006 includes an increase in the state effective tax rate, as well as the adjustment of estimated income tax expense to match the fiscal 2005 federal and foreign tax returns filed during the quarter. Income tax expense for the 13 weeks ended October 29, 2005 includes $1.9 million of additional expense related to the establishment of valuation allowances for certain tax assets, an election to take bonus depreciation resulting in the impairment of an existing deferred tax asset and the adjustment of estimated income tax expense to match the final fiscal 2004 tax return filed in October 2005.

Discontinued Operations

The income reported for the discontinued United Kingdom and Ireland operations in the third quarter of fiscal 2005 primarily represents the recognition of the cumulative foreign currency translation losses in connection with the liquidation of the United Kingdom and Ireland entities offset by income tax benefits primarily from the reconciliation of financial accounting records to the fiscal 2004 income tax return filed in the quarter.

Results of Operations

Thirty-nine weeks ended October 28, 2006 compared to thirty-nine weeks ended October 29, 2005

Net Sales

Net retail sales for the 39 weeks ended October 28, 2006 increased to $552.1 million from $464.6 million in the same period last year, an increase of $87.5 million, or 18.8%. Comparable store sales increased 14% over the same period last year. This increase was primarily driven by strong product acceptance resulting in increased full price selling, and effective direct mail marketing and promotional events. Non-comparable store sales increased due to net store and square footage growth of 46 stores and approximately 104,000 square feet, respectively. There were 709 stores open at the end of the period compared to 663 as of the end of the same period last year.

Play & Music net sales for the 39 weeks ended October 28, 2006 increased to $8.0 million from $7.5 million in the same period last year. This increase was primarily due to franchise fees associated with new international franchise agreements, higher domestic franchise resales, and an increase in product and equipment sales.

Gross Profit

Gross profit for the 39 weeks ended October 28, 2006 increased to $261.6 million from $193.2 million in the same period last year. As a percentage of net sales, gross profit for the 39 weeks ended October 28, 2006 increased 5.8 percentage points to 46.7% from 40.9% in the same period last year. Gross profit for the 39 weeks ended October 28, 2006 includes approximately $3.1 million of expenses related to the closure of the Janeville division. Excluding this item, gross profit as a percentage of sales for the 39 weeks ended October 28, 2006 increased 6.4 percentage points to 47.3% from 40.9% in the same period last year. This increase was primarily due to the reduction in product costs resulting from the Company’s product cost reduction strategies, improved full price selling and the leveraging of buying and occupancy expenses. In the fourth quarter of fiscal 2006, the Company will continue the implementation of its product cost reduction strategies which focus on improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. The Company expects to continue to generate lower product costs in the fourth quarter of fiscal 2006 but does not expect the year over year improvement in gross margin to be as significant as that experienced in the first three quarters of fiscal 2006.

Selling, General and Administrative Expenses

SG&A expenses increased to $207.2 million in the 39 weeks ended October 28, 2006 from $170.9 million in the same period last year. As a percentage of net sales, SG&A expenses increased 0.8 percentage points to 37.0% in the 39 weeks ended October 28, 2006 from 36.2% in the same period last year. SG&A expense for the 39 weeks ended October 28, 2006 includes approximately $7.1 million of charges related to the closure of the Janeville division, $5.4 million in share-based compensation expense as a result of the adoption of FASB Statement No. 123(R), and a charge of $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer, offset by approximately $500,000 of benefit arising from the finalization of payments to be made under a previously accrued wage and hour lawsuit. Excluding these four items, SG&A as a percentage of sales decreased 2.0 percentage points in the 39 weeks ended October 28, 2006 to 34.2% compared to the same period last year. SG&A savings as a percentage of sales for the 39 weeks ended October 28, 2006 were generated from leveraging depreciation and store compensation, reduced repair and maintenance costs and lower operating supplies costs, partially offset by increases in costs related to our additional marketing initiatives and corporate compensation. In addition, SG&A as a percentage of sales improved as a result of a $2.3 million legal settlement charge recorded in the third quarter of fiscal 2005.

Other Income, Net

Other income increased to $4.1 million in the 39 weeks ended October 28, 2006 from $1.0 million in the same period last year primarily due to an increase in net interest income due to higher investment balances coupled with higher interest rates. In addition, the Company received and recorded income of approximately $400,000 from the settlement of the class action antitrust litigation against Visa/Mastercard in the second quarter of fiscal 2006.

Income Taxes

The Company’s effective tax rate for the 39 weeks ended October 28, 2006 and October 29, 2005 was 38.8% and 45.5%, respectively. The actual fiscal 2006 effective rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations and the Company’s overall level of earnings in fiscal 2006. Additional factors which may impact the Company’s fiscal 2006 income tax rate include the potential resolution of outstanding tax contingencies and the reassessment of certain valuation allowances based on actual fiscal 2006 results. Income tax expense for the 39 weeks ended October 29, 2005 includes $1.9 million of additional expense related to the establishment of valuation allowances for certain tax assets, an election to take bonus depreciation resulting in the impairment of an existing deferred tax asset and the adjustment of estimated income tax expense to match the final fiscal 2004 tax return filed in October 2005.

Discontinued Operations

Income reported for the discontinued United Kingdom and Ireland operations in the 39 weeks ended October 29, 2005 primarily represents favorable adjustments to previous lease termination accruals based on actual settlements in connection with the liquidation of the United Kingdom and Ireland entities.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Sales from retail operations have historically been highest during the fourth fiscal quarter, somewhat lower during the first and third fiscal quarters and lowest during the second fiscal quarter. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year. These historical quarterly trends may not continue in the future.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates affecting the application of those accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006, except as follows.

Share-based compensation: In fiscal 2006, the Company adopted FASB Statement No. 123(R) using the modified prospective transition method and began accounting for stock-based compensation using a fair-valued based recognition method. Under the provisions of FASB Statement No. 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected term and forfeiture rates. The Company develops its estimates based on historical data and market information, which can change significantly over time.

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

Recently Issued Accounting Standards

In June 2006, FASB issued FASB Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company will adopt the provisions of FIN 48 as of the beginning of the first quarter of fiscal 2007, as required. The Company is currently in the process of determining the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” This guidance indicates that the materiality of a misstatement must be evaluated using both the rollover and iron curtain approaches. The iron curtain approach quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, while the rollover approach quantifies a misstatement based on the amount of the error originating in the current year income statement. The Company will adopt SAB No. 108 as of the beginning of the first quarter of fiscal 2007, as required. The Company is currently in the process of determining the effect, if any, the adoption of SAB 108 will have on its consolidated financial statements.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $25.5 million at October 28, 2006, a decrease of $6.5 million from January 28, 2006. Marketable securities were $97.6 million at October 28, 2006, a decrease of $17.4 million from fiscal 2005 year end. Working capital as of October 28, 2006 was $140.9 million compared to $171.3 million as of January 28, 2006.

Net cash provided by operating activities for the 39 weeks ended October 28, 2006 was $79.4 million compared to $53.8 million in the same period last year. The increase was primarily due to an increase in operating income of $32.2 million.

Net cash used in investing activities for the 39 weeks ended October 28, 2006 was $8.7 million compared to $52.6 million in the same period last year. Net cash used in investing activities for the 39 weeks ended October 28, 2006 consisted of $26.1 million in capital expenditures for the opening of 51 new stores, relocation, remodeling and/or expansion of 36 existing stores, and for store openings and relocations currently in progress, offset by $17.4 million in net marketable securities sales. The Company estimates that capital expenditures during the remainder of fiscal 2006 will be approximately $10 million, which will primarily be used to relocate, remodel or expand 3 Gymboree stores, open 3 new Gymboree stores, 5 new Gymboree Outlet stores and 3 new Janie and Jack shops, as well as to expand the Company’s distribution center and continue the investment in the Company’s website and systems infrastructure upgrade and replacement. In the second quarter of fiscal 2006, the Board of Directors approved the expansion of the Company’s distribution center in Dixon, California by approximately 161,000 square feet. The project, which commenced in October 2006, is estimated to cost approximately $15 million (including building and equipment) and is expected to be completed in the third quarter of 2007. In October 2006, the Company entered into an agreement with a third party vendor for the design and construction of the expanded facility. The agreement requires the Company to pay approximately $9.5 million, subject to adjustment based on changes to construction orders, payable monthly based on work completed.

Net cash used in financing activities for the 39 weeks ended October 28, 2006 was $77.4 million compared to cash provided by financing activities of $2.7 million in the same period last year. This decrease was primarily due to stock repurchases of $110 million offset by proceeds from stock option exercises of $25.7 million.

On October 4, 2006, the Board of Directors authorized the Company to proceed with the closure of its Janeville division (17 stores), as a result of the division’s inability to achieve the level of financial performance expected by management and the desire to focus existing resources on other opportunities. The Company expects all Janeville stores to be closed in the fourth quarter of fiscal 2006. The Company anticipates recording incremental charges related to the closure of approximately $13.2 million, before income taxes, in fiscal 2006. Of the total charges relating to the planned closure, approximately $5.7 million will result in cash expenditures. As of October 28, 2006, approximately $1.2 million of these cash expenditures have been incurred.

The Board of Directors previously authorized the Company to utilize up to $110 million to purchase shares of the Company’s outstanding common stock. As of October 17, 2006, the Company completed its share repurchase program, having purchased a total of 3,277,654 shares of Company stock at a cost of $110 million. The Company retired the repurchased shares.

The Company has an unsecured revolving credit facility for borrowings of up to $70 million. The credit facility expires in August 2008 and provides the Company with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of October 28, 2006, the Company was in compliance with these covenants. As of October 28, 2006, $56.5 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the quarter was $62.6 million.

There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 28, 2006, except for the contractual commitment entered into for the design and construction of the expanded distribution center facility.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	October 28, 2006
	Notional Amount	Fair Value Gain	Weighted Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$2,735	$41	$0.89

Total	$2,735	$41

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the third quarter of fiscal 2006, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

The Company was served in a class action lawsuit filed against Gymboree Operations, Inc., a wholly owned subsidiary of the Company, in the Superior Court of Riverside County, California on April 21, 2005. The lawsuit alleged that Gymboree Operations failed to pay overtime wages and provide meal and rest breaks to its employees. As a result of mediation proceedings, the Company settled the action. The Court granted final approval of the settlement on June 12, 2006. In accordance with the final judgment and order of dismissal, the Company paid approximately $1.8 million in the third fiscal quarter of 2006.

Item 1a.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended January 28, 2006, which could affect its business, prospects and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase

On June 16, 2006, the Board of Directors authorized the Company to increase the aggregate dollar value of common stock that may be purchased under the share repurchase program by an additional $55 million (for an aggregate of $110 million). As of October 17, 2006, the Company completed its share repurchase program, having purchased a total of 3,277,654 shares of Company stock at a cost of $110 million. The Company retired the repurchased shares.

Stock repurchases for the quarter ended October 28, 2006, respectively, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 30 - August 26	243,211	$30.48	243,211	$25,460,000
August 27 - September 30	203,000	$34.16	203,000	$18,524,000
October 1 - October 28	410,879	$45.08	410,879	$—

Total, October 28, 2006	857,090	$38.35	857,090	$—

Item 6.	EXHIBITS

10.58*	2004 Equity Incentive Plan

10.77	Standard Form of Agreement between Owner, The Gymboree Corporation, and Design/Builder, Panattoni Construction, Inc., dated September 11, 2006. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

December 5, 2006	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.58*	2004 Equity Incentive Plan

10.77	Standard Form of Agreement between Owner, The Gymboree Corporation, and Design/Builder, Panattoni Construction, Inc., dated September 11, 2006. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.

*	Indicates management contract or compensatory plan or arrangement.