Form 10-K
period 2007-02-03
GYMBOREE CORP
filed 2007-04-02
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2007

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Title of Each Class	Name of each exchange on which registered
COMMON STOCK, $0.001 PAR VALUE	THE NASDAQ STOCK MARKET LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☒            Accelerated filer    ☐            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of July 29, 2006, was approximately $917,000,000 based upon the last sales price reported for such date on The NASDAQ Stock Market LLC.

As of March 3, 2007, 31,393,108 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 12, 2007 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III.

THE GYMBOREE CORPORATION

FORWARD LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in Item 1A, “Risk Factors.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. When used in this document, the words “believes,” “expects,” “estimates,” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

PART 1

ITEM 1.	BUSINESS

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children under the GYMBOREE® and JANIE AND JACK® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. The Company operates retail stores in the United States and Canada, primarily in regional shopping malls and in selected suburban and urban locations. All references to “we,” “our,” “us,” and the “Company” in this Annual Report mean The Gymboree Corporation and its subsidiaries.

GENERAL

As of February 3, 2007, the Company conducted its business through four primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, and Gymboree Play & Music.

Gymboree: Gymboree stores offer high quality, fashionable, child-appropriate apparel and accessories characterized by bright colors, patterns and whimsical graphics, complex embellishments, comfort, functionality, and durability for children sizes preemie through 12. As of February 3, 2007, we operated 575 Gymboree stores, including 547 stores in the United States and 28 stores in Canada, as well as an on-line store at www.gymboree.com.

Gymboree Outlet: Gymboree Outlet stores provide our customers with high quality children’s apparel and accessories in the same size ranges as traditional Gymboree stores but at outlet prices. The majority of our Gymboree Outlet product is developed and manufactured exclusively for the Gymboree Outlet stores. As of February 3, 2007, we operated 42 Gymboree Outlet stores.

Janie and Jack: Janie and Jack shops are highly differentiated from Gymboree stores. Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls sizes preemie through 5T. Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks. Shops have an old mercantile boutique style with special details such as wainscoting and distressed wooden armoires. As of February 3, 2007, we operated 81 Janie and Jack shops in the United States, as well as an on-line shop at www.janieandjack.com.

Gymboree Play & Music. Gymboree Play & Music offers children ages newborn to 5 years the opportunity to explore, learn, play and have fun in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts, as well as birthday parties and developmental toys, books and music. As of February 3, 2007, Gymboree Play & Music programs included 3 Company-operated play centers in California and 545 franchisee-operated play centers, of which approximately 52% are located in the United States, and the remaining 48% are located in 29 other countries: Argentina, Australia, Brazil, Canada, Chile, China, Colombia, Costa Rica, Ecuador, El Salvador, France, Hong Kong, Indonesia, Ireland, Japan, Malaysia, Mexico, Panama, Peru, Philippines, Puerto Rico, Singapore, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey and the United Kingdom.

On October 4, 2006, the Board of Directors authorized the Company to proceed with the closure of its women’s division (Janeville, 17 stores), as a result of the division’s inability to achieve the level of financial performance expected by management and the desire to focus existing resources on other opportunities. All Janeville stores were closed in the fourth quarter of fiscal 2006.

Gymboree was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992.

RETAIL STORES

As of February 3, 2007, the Company operated a total of 698 retail stores, including 670 stores in the United States (547 Gymboree stores, 42 Gymboree Outlet stores, and 81 Janie and Jack shops) and 28 stores in Canada. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

In 2006, the Company opened 17 Gymboree stores, 29 Gymboree Outlet stores, and 17 Janie and Jack shops in the United States. The Company also relocated or remodeled 39 Gymboree stores, closed 7 Gymboree stores, and closed all 17 Janeville stores in the United States (see Note 3 to Consolidated Financial Statements). During 2007, the Company plans to open approximately 20 new Gymboree stores (16 in the United States and 4 in Canada), 45 new Gymboree Outlet stores, 15 new Janie and Jack shops, and a minimum of 10 stores in a new concept in the children’s apparel space. The Company also plans to remodel, relocate or expand approximately 64 Gymboree stores.

The Gymboree on-line store at www.gymboree.com offers the entire Gymboree product offering for children between the sizes of preemie through 12. The site also offers on-line registration for Gymboree Play & Music classes at selected U.S. locations. The Janie and Jack on-line store at www.janieandjack.com, offers the entire Janie and Jack product offering for children sizes preemie through 5T. The Company fully integrates its on-line stores and retail stores in determining pricing and promotional strategies.

Less than 5% of the Company’s revenues were derived from outside the United States in 2006, 2005 and 2004, and less than 5% of the Company’s long-lived assets were located outside the United States in 2006, 2005 and 2004.

SUPPLIERS

The majority of our apparel is manufactured to our specifications by approximately 120 independent manufacturers in Asia, as well as in the United States, Central America, the Middle East, and South America. The Company purchases all products in U.S. dollars. One buying agent manages approximately 95% of our inventory purchases. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. All of our factories undergo annual audits for social accountability by an independent third party. In addition, all product undergoes a quality audit performed by independent third parties.

SEASONALITY AND COMPETITION

The Company’s operations are seasonal in nature, with sales from our retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2006, the fourth quarter accounted for approximately 30% of our net sales from retail operations.

Our Gymboree and Janie and Jack brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), Talbots Kids and certain leading department stores operating in malls, outlet centers or street locations, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), The Children’s Place, Wal-Mart and Target. Our Gymboree and Janie and Jack brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order, over the Internet or through outlet malls. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our goal is to provide our customers with high quality apparel with an excellent price/value relationship. We design and produce our apparel exclusively for sale at our retail and on-line stores.

TRADEMARKS AND SERVICE MARKS

In the United States, the Company is the owner of the trademarks and service marks “GYMBOREE,” “JANIE AND JACK,” and “GYMBOREE PLAY & MUSIC,” and the trademarks “GYMBO” and “GYMBUCKS.” These marks and certain other of our marks are registered in the United States Patent and Trademark Office. The mark “GYMBOREE” is also registered, or is the subject of pending applications, in approximately 80 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights in the “GYMBOREE” and “JANIE AND JACK” marks and other marks are a significant part of our business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other challenges to our right to use the “GYMBOREE” and “JANIE AND JACK” marks in the United States.

The Company uses a number of other trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common law trademarks have significant value and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

TEAM MEMBERS

As of February 3, 2007, the Company had approximately 9,500 full-time and part-time employees or 4,300 full-time equivalents. In addition, a significant number of seasonal employees are hired during each holiday selling season. None of the Company’s employees are represented by a labor union.

SEGMENT AND INTERNATIONAL FINANCIAL INFORMATION

Financial information for the Company’s two segments, retail stores and Gymboree Play & Music, and for its international subsidiary for each of the three years ended February 3, 2007, January 28, 2006, and January 29, 2005, is contained in Note 10 to Consolidated Financial Statements.

AVAILABLE INFORMATION

The Company makes available on its website at www.gymboree.com, under “Our Company—Financial Resources & SEC filings,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such documents as soon as reasonably practicable after the Company electronically files or furnishes such materials to the U.S. Securities and Exchange Commission. The Company also makes available under “Our Company—Corporate Governance,” its code of ethics as well as other documents and materials relating to corporate governance.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of March 30, 2007:

Matthew K. McCauley	34	Chief Executive Officer and Chairman of the Board
Blair W. Lambert	49	Chief Operating Officer and Chief Financial Officer
Kip M. Garcia	56	President
Marina Armstrong	44	Senior Vice President, Stores, Human Resources and Loss Prevention, and Secretary
Lynda G. Gustafson	42	Vice President, Corporate Controller
Jeffrey P. Harris	44	Vice President, Finance

Matthew K. McCauley has served as our Chief Executive Officer since January 2006 and Chairman of the Board since July 2006. Mr. McCauley joined The Gymboree Corporation in July 2001 as Director of Allocation and was named Vice President of Planning and Allocation in 2003, Senior Vice President and General Manager in February 2005, President in June 2005, Chief Executive Officer in January 2006, and Chairman of the Board in July 2006. Prior to joining The Gymboree Corporation, Mr. McCauley served in a variety of positions at The Gap, Inc., a clothing retailer, including Planning Manager from 2000 to 2001 and Manager of Business Solutions in 2001. Mr. McCauley has been on our Board of Directors since October 2005.

Blair W. Lambert has served as our Chief Operating Officer and Chief Financial Officer since January 2005. In August 2003, Mr. Lambert joined Illuminations.com, Inc., a candle and home decorating retailer, as the Chief Financial Officer. He was named to the Illuminations.com, Inc. Board of Directors in October 2003. Illuminations.com, Inc. filed for bankruptcy protection on January 9, 2004. Mr. Lambert has been a vineyard owner since October 2001 and, prior to becoming an officer of Illuminations.com, was a private consultant for specialty retail companies. Mr. Lambert served as the Chief Financial Officer of Bebe Stores, Inc., a clothing retailer, from June 1996 through October 2001. From 1988 to 1996, Mr. Lambert was employed by Esprit de Corp., a wholesaler and retailer of junior and children’s apparel, footwear and accessories, most recently serving as Corporate Vice President of Finance. Mr. Lambert has been on our Board of Directors since 2003. Mr. Lambert is a Certified Public Accountant.

Kip M. Garcia joined The Gymboree Corporation in May 2004 as Senior Vice President of Merchandising – Kids and was named President in January 2006. Prior to joining The Gymboree Corporation, Mr. Garcia served as Senior Vice President for Gap Kids, a division of The Gap Inc., a children’s clothing retailer, from April 2002 to February 2003 and Senior Vice President for DFS Merchandising Ltd., a travel retail company, from February 1992 to February 2002.

Marina Armstrong has served as our Senior Vice President, Stores, Human Resources, Loss Prevention, and Play & Music since January 2006, and Secretary since December 2004. Ms. Armstrong joined The Gymboree Corporation in May 1997 as a District Manager and became a Human Resources Staffing Manager at the corporate office in 1998. Later that year she was promoted to Director, Recruiting and Staffing. Ms. Armstrong was named Vice President, Human Resources in 1999 and Senior Vice President, Stores, Human Resources and Loss Prevention in February 2005. Ms. Armstrong was named Assistant Secretary in March 2002 and Secretary in December 2004. Prior to joining The Gymboree Corporation, Ms. Armstrong held several human resources and store operations positions with other retailers including Saks Fifth Avenue, Robinsons-May and The Bon Marche.

Lynda G. Gustafson has served as our Vice President, Corporate Controller since February 2005. Ms. Gustafson joined The Gymboree Corporation in August 2001 as the Corporate Controller and was promoted to Vice President, Corporate Controller in February 2005. Ms. Gustafson was a business consultant for various companies from September 2000 to July 2001. From November 1993 to August 2000, Ms. Gustafson was at US Home & Garden, Inc., and was the Vice President, Finance and Principal Accounting Officer when she departed. Prior to that time, she spent five years in public accounting. Ms. Gustafson is a Certified Public Accountant.

Jeffrey P. Harris joined the Gymboree Corporation in July 2005 as Vice President, Finance. In 2004, Mr. Harris served as Vice President of Finance for CBS MarketWatch, a leading multimedia source of financial news and information, prior to its sale to Dow Jones in 2005. From 2001 to 2004, he was employed at Lucasfilm in the capacity of Corporate Controller. Prior to this, Mr. Harris worked in the Consumer Products division of The Walt Disney Company, an entertainment company, as Controller and Director of Finance for its Art and Collectibles division. He also spent over seven years working in various finance and audit roles for the Tribune Company based in Chicago, Illinois. Mr. Harris is a Certified Public Accountant.

ITEM 1A.	RISK FACTORS

We may not be able to continue our current level of sales and earnings growth, which could cause the market price for our common stock to decline.

During the past year, we realized substantial growth in both sales and earnings. Many factors have historically affected, and will continue to affect, our rate of growth and performance. We expect that future increases in net sales and net income will be dependent on, among other factors, our ability to attract new customers through strategies such as direct mail campaigns and cross-brand marketing; maintain existing customers longer in the core Gymboree division through appropriate size expansions; continue to reduce product costs while maintaining high quality standards; and expand our two newer growth concepts, Janie and Jack and Gymboree Outlet. Other factors that could impact our sales and earnings growth are discussed below in this section. There can be no assurance that we will be able to grow our sales or continue the earnings performance that we have recently experienced. Additionally, any decline in our future growth or our rate of growth in sales or earnings could have a material adverse effect on the market price of our common stock.

Our results may be adversely affected by our failure to anticipate and respond to changes in fashion trends and consumer preferences in a timely manner.

Our sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for our apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends. In addition, since much of the Company’s inventory is sourced from vendors located outside the United States, the Company usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to nine months in advance of the applicable selling season and frequently before trends are known. A decline in demand for our apparel and accessories or a misjudgment of fashion trends could, among other things, lead to lower sales, excess inventories and higher markdowns, which could have a material adverse effect on our business, financial condition and operating results.

Competition and the strength of our competitors may impair our ability to maintain and grow our sales and adversely affect our operating results.

The apparel segment of the specialty retail industry is highly competitive, and we may not be able to compete successfully in the future. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our Gymboree and Janie and Jack brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), Talbots Kids and certain leading department stores operating in malls, outlet centers or street locations, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), The Children’s Place, Wal-Mart and Target. Our Gymboree and Janie and Jack brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order, over the Internet or through outlet malls. Many of these competitors are larger than the Company and have substantially greater financial, marketing and other resources. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

The continued success of the Company is largely dependent on the individual efforts and abilities of our senior management team and certain other key personnel and on our ability to retain current management and to attract and retain qualified key personnel in the future. The loss of certain key employees or our inability to continue to attract and retain other qualified key employees could have a material adverse effect on our growth, operations and financial position.

Our new concepts and businesses require a substantial commitment of resources and are not certain of ultimate success.

The Company’s ongoing efforts to develop, launch and grow new divisions, businesses and brands require significant capital expenditures and management attention. Our commitment of management resources and capital to a new concept means that those resources and capital are unavailable for other Company activities and operations. Our decision to launch a new business is based on our assessment that a significant opportunity exists in the marketplace. The Company has opened new businesses in the past that were ultimately unsuccessful such as the Janeville division, which the Company closed in fiscal 2006. There can be no assurance that new business concepts the Company opens in the future will be successful, and the incurrence of expenses in the launch of new business concepts that do not ultimately succeed could have a material adverse effect on our financial position.

Our business may be harmed by additional United States regulation of foreign trade or delays caused by additional United States customs requirements.

Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and results of operations. If the United States government imposes any such charges or restrictions, the supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results. Unforeseen delays in customs clearance of any goods could have a material adverse effect on our ability to deliver complete shipments to our stores in a timely manner, which in turn could have a material adverse effect on our business and operating results.

Because we purchase our products internationally, our business is sensitive to risks associated with international business.

Our products are currently manufactured to our specifications by independent factories located primarily in Asia, Central America, the Middle East, and South America. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions including epidemics, natural disasters, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. We cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to deliver products into our stores in a timely manner. If even a small portion of our current foreign manufacturing sources or textile mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position. In addition, the Company is currently pursuing strategies with the goal of reducing product costs. These strategies may result in sourcing product from factories from which we have not previously purchased products and which may be in countries in which we have not done business before. These efforts could result in greater risk to timely deliveries and quality control.

We must timely and effectively deliver merchandise to our stores and customers.

We cannot control all of the various factors that might affect our fulfillment rates for on-line sales and timely and effective merchandise delivery to our stores. We rely upon third party carriers for our merchandise shipments to and from stores and reliable data regarding the timing of those shipments and we also rely upon a third party distribution facility for merchandise fulfillment to our Canadian stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to our customers. Accordingly, we are subject to the risks, including labor disputes, union organizing activity, inclement weather, natural disasters, and possible acts of terrorism associated with such carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and sales.

We may suffer negative publicity if any of our products are found to be unsafe.

We currently test Gymboree branded products sold in our stores and at our Play & Music sites. We have in the past and may in the future need to recall products that we later determine may present safety issues. If these products have safety problems of which we are not aware, or if the Consumer Product Safety Commission recalls a product sold in our stores, we could experience negative publicity and product liability lawsuits, which could have a material adverse effect on our reputation, business and financial position.

We may be subject to negative publicity or be sued if our manufacturers violate labor laws or engage in practices that our customers believe are unethical.

We require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices. We also rely on an independent third party to audit all of our factories on an annual basis. If an independent manufacturer violates or is suspected of violating labor laws or other applicable regulations, or if a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States, Canada or Europe, we could in turn experience negative publicity or be sued. Negative publicity or legal actions regarding the production of our products could have a material adverse effect on our reputation, sales, business and financial position.

The loss of a key buying agent could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

In 2006 and 2005, one buying agent managed approximately 95% and 94% of the Company’s inventory purchases, respectively. Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory which could result in a material adverse effect on our business and operating results.

Changes in economic conditions that impact consumer spending could harm our business.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Future economic conditions affecting disposable consumer income such as employment levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other products could have a material adverse effect on our growth, sales and profitability.

Changes in seasonal consumer spending patterns that are beyond our control could harm our business.

Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the holiday season in November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. In fiscal 2006, we generated net income in the second quarter, however, we have historically generated net losses during the second quarter and could generate such losses in the future due to seasonal consumer spending patterns. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. Such a circumstance could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plans for, in particular, the third or fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

Our ability to successfully implement significant information technology systems is critical to our business.

In the coming year, we plan to undertake a series of initiatives to upgrade our information technology infrastructure. These initiatives include a program to upgrade our point-of-sale and sales audit systems, implement a new customer relationship management system, and continue to support and enhance functionality for the Company’s websites. Such technology systems changes are complex and could cause disruptions that would adversely affect our business. While management will make every effort to ensure the orderly implementation of various information technology systems, we cannot ensure that we will be able to successfully execute these changes without potentially incurring a significant disruption to our business. If we are not successful, we may not achieve the expected benefits from these initiatives, despite having expended significant capital. We may also determine that additional investment is required to bring our systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk. Furthermore, the Company intends to rely on third parties to fulfill contractual obligations related to the upgrade of these systems. Failure of these third parties to fulfill their contractual obligations could lead to significant expenses or losses due to a disruption in business operations.

Our business may be harmed if our computer network security is compromised.

Despite the Company’s considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. This could lead to adverse publicity, loss of sales and profits, or cause the Company to incur significant costs to reimburse third parties for damages which could impact profits. The Company is currently in the process of upgrading its systems and procedures to meet the Payment Card Industry (“PCI”) data security standards. The Company’s compliance with these standards is required to undergo audits by independent third parties. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on the Company’s ability to accept payment cards. There can be no assurance that the Company will satisfy audit requirements.

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

Our failure to successfully manage our on-line businesses could have a negative impact on our business.

The operation of our on-line businesses depends on our ability to maintain the efficient and uninterrupted operation of our order-taking and fulfillment operations and our on-line stores. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, security breaches, human error, changes in programming, natural disasters or adverse weather conditions. Our on-line businesses are vulnerable to additional risks and uncertainties associated with the Internet, including changes in required technology and other technical failures as well as changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Problems in any of these areas could result in a reduction in sales, increased selling, general and administrative expenses and damage to our reputation and brands.

In addition, we face the risk that we cannot hire enough qualified employees, or that there will be a disruption in the labor we hire from third party providers, especially during our peak season, to support our on-line operations, due to circumstances that reduce the available workforce. The need to operate with fewer employees could negatively impact our customer service levels and our operations.

Our growth will be hampered if we are unable to locate new stores and relocate existing stores in appropriate retail venues and shopping areas.

Our stores must be located in appropriate retail spaces in areas with demographic characteristics consistent with our customer base. These locations tend to be limited to upscale malls and similar venues where the market for available space is very competitive. The location of acceptable store sites and the negotiation of acceptable lease arrangements require considerable time, effort and expense. Our ability to lease desirable retail space for expansion and relocation of stores, and to renew our existing store leases, on favorable economic terms is essential to our revenue and earnings growth. Approximately 130, 100, and 40 store leases will come up for renewal during fiscal 2007, 2008 and 2009, respectively. We are also in the process of negotiating lease terms for approximately 80 stores, which are currently operating under month-to-month terms. There can be no assurance that the Company will be able to achieve its store expansion goals, effectively manage its growth, successfully integrate the planned new stores into its operations, or profitably operate its new and remodeled stores. Failure to obtain and renew leases for a sufficient number of stores on acceptable terms would have a material adverse effect on our revenues and results of operations.

Our growth will be hampered if we are unable to successfully open new stores.

The Company plans to open approximately 90 new stores in fiscal 2007, which is a significant increase from 63 new stores in fiscal 2006 and 28 new stores in fiscal 2005. Our growth depends in large part on our ability to successfully open new stores, which in turn is dependent on a number of factors, including our ability to hire and train skilled store operating and management teams and our ability to complete construction within planned timelines and budgets. There can be no assurance that the Company will successfully open the number of stores planned for fiscal 2007, and the resulting impact on our growth rate could cause the market price for our common stock to decline.

Our comparable store sales fluctuate over time, which may cause the market price of our common stock to decline.

Our comparable store sales have fluctuated significantly in the past and are expected to fluctuate in the future. Our comparable store sales are affected by a number of factors including our merchandise assortment, economic conditions, weather conditions, timing of our promotional offerings, competition, and the overall retail environment. The investment community often tracks comparable store sales and a decline or significant fluctuation in comparable store sales, or a failure to meet investor expectations of comparable store sales, could materially affect the market price of our common stock.

Failure of internal control over financial reporting could harm our business and financial results.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect the Company’s transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of the financial statements; providing reasonable assurance that receipts and expenditures of the Company’s assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on the financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected. Any failure to maintain an effective system of internal control over financial reporting could limit the Company’s ability to accurately and timely report its financial results or to detect and prevent fraud.

Our operating and financial performance in any given period might not meet the extensive guidance that we have provided to the public.

We provide extensive public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future, and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in many United States and Canadian jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of probable settlements of foreign and domestic tax audits. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these issues. As a result, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

We may be a party to legal proceedings that could result in unexpected outcomes.

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally, which contain class action allegations under federal and state wage and hour laws. We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with GAAP. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions, could have a material adverse impact on our financial results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases approximately 162,400 square feet of office space in a building in San Francisco, California for its corporate offices. The lease expires on April 14, 2018. See Note 4 to Consolidated Financial Statements.

The Company owns a 300,000 square foot distribution center on 21 acres in Dixon, California. All products are distributed to our U.S. stores from this facility. In the second quarter of fiscal 2006, the Board of Directors approved the expansion of the Company’s distribution center by approximately 161,000 square feet. The expansion, which commenced in October 2006, is expected to be completed in the third quarter of fiscal 2007. The Company utilizes a third-party owned and operated distribution center in Burlington, Ontario, Canada for Canadian operations.

As of February 3, 2007, the Company’s 698 stores included an aggregate of approximately 1,311,000 square feet of space. Store leases typically have 10-year terms and include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. In most cases, leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 130, 100, and 40 store leases will come up for renewal during fiscal 2007, 2008 and 2009, respectively. The Company is also in the process of negotiating lease terms for approximately 80 stores, which are currently operating under month-to-month terms. As of February 3, 2007, we also operated 3 Gymboree Play & Music corporate-owned sites in California under leases that expire between fiscal 2007 and 2008. See Note 4 to Consolidated Financial Statements.

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

The Gymboree Corporation’s common stock is traded on The Nasdaq Stock Market LLC under the symbol “GYMB.” The following table sets forth the quarterly high and low sale prices per share of our common stock over the last two fiscal years, as reported on The Nasdaq Stock Market LLC.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
First Quarter	$31.10	$20.78	$13.18	$11.21
Second Quarter	38.22	29.90	17.20	11.25
Third Quarter	48.65	28.69	17.98	12.89
Fourth Quarter	49.11	36.58	25.00	16.87

As of March 3, 2007, the number of holders of record of the Company’s common stock totaled approximately 607. The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business or stock repurchases. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions. In addition, the Company is restricted from paying dividends under the terms of its existing credit facility. This credit facility also limits stock repurchases.

On November 2, 2005, the Board of Directors had authorized the Company to utilize up to $55 million to purchase shares of the Company’s outstanding common stock under a share repurchase program. On June 16, 2006, the Board of Directors authorized the Company to increase the aggregate dollar value of common stock that could be purchased under the share repurchase program by an additional $55 million (for an aggregate of $110 million). As of October 17, 2006, the Company completed its share repurchase program, having purchased a total of 3,277,654 shares of Company stock at a cost of $110 million. The Company retired the repurchased shares.

On January 23, 2007, the Board of Directors authorized the Company to utilize an additional $50 million to purchase shares of the Company’s outstanding common stock under a second share repurchase program. Purchases under this share repurchase program may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through February 2, 2008. There were no share repurchases under this program as of February 3, 2007. As of March 30, 2007, the Company repurchased a total of 1,231,588 shares at a cost of $47.4 million.

The following graph compares the cumulative 5-year total return to shareholders on The Gymboree Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a peer group of sixty companies contained in SIC Codes 5600-5699. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on February 2, 2002, and tracks the investment through February 3, 2007. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG THE GYMBOREE CORPORATION, THE NASDAQ COMPOSITE INDEX

AND A PEER GROUP

	2/2/02	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07
THE GYMBOREE CORPORATION	100.00	100.00	102.52	88.01	174.26	316.83
NASDAQ COMPOSITE	100.00	67.71	106.18	110.50	128.60	128.35
PEER GROUP	100.00	87.02	128.63	157.49	185.09	214.02

The sixty companies included in the customized peer group are: Abercrombie & Fitch Company, Aeropostale Inc., American Eagle Outfitters, Ann Taylor Stores Corp., Babyuniverse Inc., Bakers Footwear Group Inc., Big DOG Holdings Inc., Bluefly Inc., Brown Shoe Inc., Buckle Inc., Cache Inc., Carters Holdings

Inc., Casual Male Retail Group Inc., Cato Corp., Charlotte Russe Holdings Inc., Charming Shoppes Inc., Chicos FAS Inc., Children’s Place Retail Stores Inc., Christopher & Banks Corp., Citi Trends Inc., Claires Stores Inc., DEB Shops Inc., Delia*s Inc., Dover Saddlery Inc., Dress Barn Inc., DSW Inc., Eddie Bauer Holdings Inc., Finish Line Inc., Foot Locker Inc., Gap Inc., Genesco Inc., The Gymboree Corporation, Harold Stores Inc., Hartmarx Corp., Hot Topic Inc., Jo-Ann Stores Inc., Kuhlman Company Inc., Limited Brands Inc., Mens Wearhouse Inc., Mothers Work Inc., Movie Star Inc., Naturally Advanced Technologies Inc., New York & Company Inc., Nordstrom Inc., One Price Clothing Stores, Pacific Sunwear California Inc., Payless Shoesource Inc., Ross Stores Inc., Shoe Carnival Inc., Shoe Pavilion Inc., Stage Stores Inc., Stein Mart Inc., Syms Corp., Talbots Inc., The Stride Rite Corp., Tween Brands Inc., United Retail Group Inc., Wet Seal Inc., Wilsons The Leather Experts and Zumiez Inc.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the Consolidated Financial Statements of the Company and have been reclassified to present the results of Janeville operations as discontinued operations for all periods. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto.

	2006	2005	2004	2003	2002
(In thousands, except operating data and per share amounts)
Statement of Operations Data:
Net sales:
Retail (1)	$781,172	$656,546	$578,266	$537,625	$504,679
Play & Music	10,466	10,946	10,753	11,647	14,940

Total net sales	791,638	667,492	589,019	549,272	519,619
Cost of goods sold, including buying and occupancy expenses	(407,180)	(372,158)	(353,510)	(322,652)	(297,092)

Gross profit	384,458	295,334	235,509	226,620	222,527
Selling, general and administrative expenses	(278,294)	(233,481)	(207,578)	(185,255)	(185,912)
Lease termination charges	—	—	(4,408)	—	—

Operating income	106,164	61,853	23,523	41,365	36,615
Interest income	5,314	2,221	1,022	652	646
Interest expense	(232)	(340)	(355)	(411)	(1,244)
Other income (expense), net	1,560	(75)	(82)	137	874

Income from continuing operations, before income tax	112,806	63,659	24,108	41,743	36,891
Income tax expense	(41,655)	(25,460)	(2,550)	(15,666)	(14,204)

Income from continuing operations, net of income tax	71,151	38,199	21,558	26,077	22,687
Loss from discontinued operations, net of income tax	(10,901)	(4,515)	(14,120)	(416)	(624)

Income before cumulative effect of change in accounting principle	60,250	33,684	7,438	25,661	22,063
Cumulative effect of change in accounting principle, net of income tax	—	—	1,206	—	—

Net income	$60,250	$33,684	$8,644	$25,661	$22,063

Basic income (loss) per share:
Income from continuing operations, net of income tax	$2.25	$1.21	$0.70	$0.88	$0.78
Loss from discontinued operations, net of income tax	(0.34)	(0.14)	(0.46)	(0.01)	(0.02)
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—	—

Net income	$1.90	$1.07	$0.28	$0.87	$0.76

Diluted income (loss) per share:
Income from continuing operations, net of income tax	$2.15	$1.19	$0.69	$0.85	$0.74
Loss from discontinued operations, net of income tax	(0.33)	(0.14)	(0.45)	(0.01)	(0.02)
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04	—	—

Net income	$1.82	$1.05	$0.28	$0.83	$0.72

Basic weighted average shares outstanding	31,647	31,485	30,747	29,656	28,992
Diluted weighted average shares outstanding	33,099	32,178	31,391	30,853	30,633

Operating Data:
Number of stores at end of period	698	642	634	596	559
Net sales per gross square foot at period-end (2)	$592	$549	$498	$498	$504
Net sales per average store (3)	$1,111,000	$1,018,000	$911,000	$902,000	$903,000
Comparable store net sales increase (4)	12%	9%	2%	1%	4%

Balance Sheet Data:
Working capital	$161,710	$179,045	$106,538	$116,521	$81,255
Total assets	454,208	424,778	351,699	302,400	257,868
Stockholders’ equity	275,727	275,077	217,406	200,214	165,929

Notes:

(1)	Net retail sales include revenues from the Company’s retail stores, on-line stores and the Gymboree Visa program.
(2)	Equals net retail sales, excluding revenues from the Gymboree Visa program, divided by total square feet of store space as of each fiscal year-end.
(3)	Equals net retail sales, excluding revenues from the Gymboree Visa program, divided by stores open as of each fiscal year-end.
(4)	A comparable store is one that has been open for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable stores net sales include net sales from the Company’s on-line stores. Comparable stores net sales in fiscal years 2002 through 2006 were calculated on a 52-week basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in Item 1A, “Risk Factors” and those discussed elsewhere in this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

The following discussion provides information and analysis of our results of operations from fiscal years 2004 through 2006, and our liquidity and capital resources.

General

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children under the GYMBOREE® and JANIE AND JACK® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of February 3, 2007, the Company conducted its business through four primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, and Gymboree Play & Music. As of February 3, 2007, the Company had 698 stores, including 670 stores in the United States (including 81 Janie and Jack shops and 42 Gymboree Outlet stores) and 28 stores in Canada. The Company also operates two on-line stores at www.gymboree.com and www.janieandjack.com.

On October 4, 2006, the Board of Directors authorized the Company to proceed with the closure of its women’s division (Janeville, 17 stores), as a result of the division’s inability to achieve the level of financial performance expected by management and the desire to focus existing resources on other opportunities. All Janeville stores were closed in the fourth quarter of fiscal 2006. The results of operations for the Janeville division have been presented as discontinued operations in the accompanying financial statements for all periods presented.

The Company’s net sales for fiscal 2006 increased to $791.6 million from $667.5 million in fiscal 2005 and $589.0 million in fiscal 2004. Net income totaled $60.3 million in fiscal 2006 compared to $33.7 million in fiscal 2005 and $8.6 million in fiscal 2004. Comparable store net sales (which include on-line stores), based on a 52-week period, increased 12% during fiscal 2006 versus 2005, 9% during fiscal 2005 versus 2004, and 2% during fiscal 2004 versus 2003.

The Company expects that future increases in net sales and net income will be dependent on, among other factors, its ability to:

•	Attract new customers through strategies such as direct mail campaigns and cross-brand marketing;

•	Maintain existing customers longer in the core Gymboree division through appropriate size expansions;

•	Continue to reduce product costs while maintaining high quality standards; and

•	Expand its two newer growth concepts, Janie and Jack and Gymboree Outlet.

The Company’s long-term growth will depend on the development and implementation of newer retail concepts, such as Janie and Jack and Gymboree Outlet, as well as continued investment in its core retail brand, Gymboree. As such, the Company expects to continue to devote time and effort to evaluating, developing, and testing new concepts when it perceives opportunities in the marketplace. Such efforts inevitably require significant management attention at all phases of the process and, for those concepts that the Company determines to launch, significant capital expenditures and losses during the early years of operation. In fiscal 2007, the Company plans to open a minimum of 10 stores in a new concept in the children’s apparel space. The Company anticipates that losses related to this new concept will reduce net income by approximately $0.08 per diluted share in fiscal 2007.

During 2007, the Company also plans to open approximately 20 new Gymboree stores, 45 new Gymboree Outlet stores and 15 new Janie and Jack shops. The Company also plans to remodel, relocate or expand approximately 64 Gymboree stores.

The Company’s year-end is on the Saturday closest to January 31. Fiscal 2006, which included 53 weeks, ended on February 3, 2007. Fiscal 2005 and 2004, which included 52 weeks each, ended on January 28, 2006 and January 29, 2005, respectively. Management estimates that the 53rd week of fiscal 2006 contributed approximately $0.05 per diluted share to income from continuing operations.

Critical Accounting Policies

Critical accounting policies are those accounting policies and estimates that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Share-Based Compensation. In fiscal 2006, the Company adopted SFAS No. 123(R), Share-Based Compensation (“SFAS 123(R)”) using the modified prospective transition method and began accounting for stock-based compensation using a fair-valued based recognition method. Under the provisions of SFAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model and calculating the fair value of share-based awards at the grant date requires considerable judgment, including estimating stock price volatility, expected term and forfeiture rates. The Company develops its estimates based on historical data and market information, which can change significantly over time.

The Company uses the Black-Scholes option valuation model to value employee share-based awards. The Company estimates stock price volatility based on an average historical volatility of its stock. Expected term and forfeiture rate assumptions are also derived from historical data, giving consideration to expectations of future employee behavior. The Company recognizes compensation expense using the straight-line amortization method. Had the Company used alternative valuation methodologies or assumptions, the amount expensed for share-based awards could be significantly different.

Inventory Valuation. The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and reduces prices to sell that merchandise. The Company takes a physical count of inventories in all stores and its retail distribution center once a year, and in some stores twice a year. The Company performs cycle counts of inventory for its on-line stores throughout the year. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends.

Asset Impairment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value of the assets. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed which are under long-term leases, the Company records a charge for lease buyout expense or the difference between its rent and the rate at which it expects to be able to sublease the properties and related cost, as appropriate. Most closures occur upon the lease expiration. The Company’s estimate of future cash flows is based on experience, knowledge and occasionally third-party advice or market data. However, these estimates can be affected by factors that are difficult to predict such as future store profitability, real estate demand and economic conditions.

Workers’ Compensation. The Company is partially self-insured for workers’ compensation insurance. The Company records a liability based on claims filed and an actuarially determined amount of claims incurred, but not yet reported. Any actuarial projection of losses concerning the Company’s liability is subject to a high degree of variability due to external factors including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Co-Branded Credit Card. The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on purchases from Gymboree using the Gymboree Visa card and rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and absorbs all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to the Agreements as follows:

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

•	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

Revenue Recognition. Revenue is recognized at the point of sale in retail stores. On-line revenue is recorded when the Company estimates merchandise is delivered to the customer. Customers generally receive merchandise within a few days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations and through its on-line stores. Revenue is recognized in the period that the gift card is redeemed. Customers may earn Gymbucks and redeem them for merchandise at a discount during the redemption period. One-half of the Gymbucks coupon value is earned by customers when the minimum purchase requirement is met during the earning period, and the other half is earned when the additional purchase requirement is met during the redemption period. A liability is recorded for all Gymbucks earned, but not redeemed within an accounting period. Sales are presented net of a sales return reserve, which is estimated based on historical return trends. If actual returns or Gymbucks redemptions exceed or fall short of estimates, adjustments to the sales returns and markdowns may be recorded in the future.

Income Taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The

Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is subject to periodic audits by the Internal Revenue Service, and other taxing authorities. These audits may challenge certain of the Company’s tax positions, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Loss and gain contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies,” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Lease Termination Charge (former Corporate Headquarters). In fiscal 2004, the Company estimated the lease termination charge related to its former corporate headquarters in Burlingame, California, based upon the difference between the terms of the original lease agreement (which had been assumed by the landlord of the Company’s new corporate headquarters in San Francisco, California) and the estimated fair market value of a lease for similar property.

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net retail sales for fiscal 2006 increased to $781.2 million from $656.5 million in fiscal 2005, an increase of $124.7 million, or 19%. Comparable store sales increased 12% (on a 52-week basis), primarily driven by a variety of factors including improved performance from the Company’s kid and baby boy divisions, a substantial increase in direct-marketing efforts, and a more effective merchandising and promotional cadence throughout the year. Non-comparable store sales increased due to net store and square footage growth of 56 stores and 120,000 square feet, respectively. There were 698 stores open at the end of fiscal 2006 compared to 642 at the end of fiscal 2005.

Gymboree Play & Music net sales for fiscal 2006 decreased to $10.5 million from $10.9 million in fiscal 2005. There were 548 Gymboree Play & Music sites at the end of fiscal 2006 (including 3 Company-operated sites), compared to 545 sites (including 4 Company-operated sites) at the end of fiscal 2005. We plan to continue operating our 3 Company-operated sites, primarily for training purposes.

Gross Profit

Gross profit for fiscal 2006 increased to $384.5 million from $295.3 million in fiscal 2005. As a percentage of net sales, gross profit increased 4.4 percentage points to 48.6% from 44.2% last year. This increase was primarily due to the reduction in product costs resulting from the Company’s product cost reduction strategies, improved full price selling and the leveraging of buying and occupancy expenses. In fiscal 2007, the Company will continue its product cost reduction strategies which focus on improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $278.3 million in fiscal 2006 from $233.5 million in fiscal 2005, an increase of $44.8 million or 19.2%. SG&A expense for fiscal 2006 includes approximately $8.4 million in share-based compensation expense as a result of the adoption of SFAS 123(R), $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer, and a legal settlement charge of $1.3 million offset by approximately $500,000 of benefit arising from the finalization of payments to be made under a previously accrued lawsuit. Excluding these four items, SG&A as a percentage of sales decreased 1.5 percentage points in fiscal 2006 to 34% compared to the same period last year. SG&A savings as a percentage of sales for fiscal 2006 were generated from leveraging store compensation and depreciation, reduced professional fees and lower repair and maintenance costs, partially offset by increases in costs related to corporate compensation and the Company’s additional marketing initiatives.

Interest Income

Interest income increased to $5.3 million in fiscal 2006 from $2.2 million in fiscal 2005 resulting from interest earned on higher average investment balances, as well as higher average interest rate yields compared to the prior year.

Other Income (Expense), net

Other income of $1.6 million in fiscal 2006 primarily represents amounts received in connection with legal settlements.

Income Taxes

Income tax expense for fiscal 2006 resulted in an effective tax rate of approximately 36.9%. Such rate includes approximately $3.6 million in tax benefit from the release of a valuation allowance related to state net operating loss carryforwards and other foreign tax attributes, which the Company expects to utilize as a result of its significant earnings improvement. In addition, the Company also recorded an increase in certain state reserves of approximately $1.9 million.

Discontinued Operations

Losses from discontinued operations in fiscal 2006 and 2005 relate primarily to the Company’s Janeville division, which was closed in the fourth quarter of fiscal 2006. Losses for the Janeville division, before income tax, were approximately $17.5 million in fiscal 2006, and included operating losses as well as approximately $6.8 million for asset impairment, $4.8 million for lease disposition costs, $0.8 million for the cancellation of certain purchase commitments, and $0.3 million for severance to employees. Losses for the Janeville division, before income taxes, approximated $8.5 million in fiscal 2005. The Janeville losses were offset by income of approximately $1.1 million, before income taxes, related to the Company’s United Kingdom and Ireland entities, which were closed in fiscal 2004. Income generated from the United Kingdom and Ireland entities in fiscal 2005 primarily represents the favorable resolution of lease terminations in connection with the liquidation of the entities, and is partially offset by legal and accounting fees, as well as foreign exchange losses primarily related to the recognition of cumulative translation adjustments. See Note 3 to the Consolidated Financial Statements.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Net retail sales for fiscal 2005 increased to $656.5 million from $578.3 million in fiscal 2004, an increase of $78.2 million, or 14%. Comparable store sales increased 9%, primarily driven by strong consumer acceptance of our products as well as improved performance of our branded promotional events. Non-comparable store sales increased $19.6 million due to net store and square footage growth of 8 stores and 30,900 square feet, respectively. There were 642 stores open at the end of fiscal 2005 compared to 634 at the end of fiscal 2004.

Gymboree Play & Music net sales for fiscal 2005 increased to $10.9 million from $10.8 million in fiscal 2004. There were 545 Gymboree Play & Music sites at the end of fiscal 2005 (including 4 Company-operated sites), compared to 528 sites (including 7 Company-operated sites) at the end of fiscal 2004.

Gross Profit

Gross profit for fiscal 2005 increased to $295.3 million from $235.5 million in fiscal 2004. As a percentage of net sales, gross profit increased 4.2 percentage points to 44.2% from 40.0% last year. This increase was attributable to strong product demand generating more full-price selling and a reduction in product costs in the second half of the year as a result of our product costing strategies. Our product costing strategies involved the improved coordination of product design, merchandising and development, as well as greater efficiencies in product sourcing. The increase in net sales also allowed us to leverage occupancy and buying costs.

Selling, General and Administrative Expenses

SG&A expenses increased to $233.5 million in fiscal 2005 from $207.6 million in fiscal 2004. The increase in SG&A expense was due to higher store operating expenses related to new store openings and an increase in sales volume, as well as higher corporate expenses related to incentive compensation and increased marketing efforts. SG&A expense also includes approximately $2.3 million related to the settlement of a class action lawsuit in the third quarter of fiscal 2005. As a percentage of net sales, SG&A expenses decreased 0.2 percentage points to 35.0% in fiscal 2005 from 35.2% in fiscal 2004.

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

Interest Income

Interest income increased to $2.2 million in fiscal 2005 from $1.0 million in fiscal 2004 due to interest earned on higher investment balances, as well as increased interest rates.

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

Discontinued Operations

Losses from discontinued operations in fiscal 2005 relate primarily to the Company’s Janeville division, which was closed in the fourth quarter of fiscal 2006. Losses for the Janeville division, before income taxes, approximated $8.5 million in fiscal 2005, and were offset by income of approximately $1.1 million, before income taxes, related to the Company’s United Kingdom and Ireland entities, which were closed in fiscal 2004. Income generated from the United Kingdom and Ireland entities in fiscal 2005 primarily represents the favorable resolution of lease terminations in connection with the liquidation of the entities, and is partially offset by legal and accounting fees, as well as foreign exchange losses primarily related to the recognition of cumulative translation adjustments. Losses from discontinued operations in fiscal 2004 relate to the United Kingdom and Ireland entities (approximately $14.9 million before income taxes) and the Janeville division (approximately $7.2 million before income taxes). Losses from the United Kingdom and Ireland entities consisted primarily of lease disposition costs of $7.9 million, asset write-offs of $1.7 million and severance to employees of $0.8 million. See Note 3 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents totaled $27.5 million and $32.0 million as of February 3, 2007 and January 28, 2006, respectively. Marketable securities totaled $129.3 million and $115.0 million as of February 3, 2007 and January 28, 2006, respectively. Working capital as of February 3, 2007 totaled $161.7 million as compared to $179.0 million as of January 28, 2006.

Net cash provided by operating activities for fiscal 2006 was $121.7 million compared to $97.4 million in fiscal 2005. The increase was primarily due to an increase in operating income of $44.3 million.

Net cash used in investing activities for fiscal 2006 was $52.9 million compared to $114.5 million in fiscal 2005. Net cash used in investing activities for fiscal 2006 consisted of $38.7 million in capital expenditures for the opening of 63 new stores, relocation, remodeling and/or expansion of 39 existing stores, store openings and relocations currently in progress, improvements to the Company’s distribution center, and information technology improvements, as well as $14.3 million in net marketable securities purchases.

Net cash used in financing activities for fiscal 2006 was $73.2 million compared to net cash provided by financing activities of $18.8 million in fiscal 2005. This decrease was primarily due to $110 million in stock repurchases in fiscal 2006 discussed in more detail below.

The Company has an unsecured revolving credit facility for borrowings of up to $70 million, with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility, which expires in August 2008, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The interest rate for each borrowing under the facility will be, at the option of the Company, a base rate plus an additional marginal rate (8.25% as of February 3, 2007) or the Eurodollar rate plus an additional marginal rate (6.07% as of February 3, 2007). This credit facility requires the Company to meet financial covenants on a quarterly basis, limits annual capital expenditures, restricts the payment of dividends, and limits stock repurchases. As of February 3, 2007, the Company was in compliance with these covenants. As of February 3, 2007, there were no outstanding borrowings and $52.6 million of documentary and standby letters of credit were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the fiscal year was $62.6 million.

On November 2, 2005, the Board of Directors had authorized the Company to utilize up to $55 million to purchase shares of the Company’s outstanding common stock under a share repurchase program. On June 16, 2006, the Board of Directors authorized the Company to increase the aggregate dollar value of common stock that could be purchased under the share repurchase program by an additional $55 million (for an aggregate of $110 million). As of October 17, 2006, the Company completed its share repurchase program, having purchased a total of 3,277,654 shares of Company stock at a cost of $110 million. The Company retired the repurchased shares.

On January 23, 2007, the Board of Directors authorized the Company to utilize an additional $50 million of its cash reserves to purchase shares of the Company’s outstanding common stock under a second share repurchase program. Purchases under the share repurchase program may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through February 2, 2008. There were no share repurchases under this program as of February 3, 2007.

In the second quarter of fiscal 2006, the Board of Directors approved the expansion of the Company’s distribution center in Dixon, California by approximately 161,000 square feet. The project, which commenced in October 2006, is estimated to cost approximately $15 million (including building and equipment) and is expected to be completed in the third quarter of fiscal 2007. On October 6, 2006, the Company entered into an agreement with a third party vendor for the design and construction of the expanded facility. The agreement requires the Company to pay approximately $10.5 million, subject to adjustment based on changes to construction orders, payable monthly based on work completed.

The Company estimates capital expenditures for fiscal 2007 will approximate $70 million and will be used to open approximately 20 new Gymboree stores (16 in the United States and 4 in Canada), 45 new Gymboree Outlet stores, 15 new Janie and Jack shops, a minimum of 10 stores in a new concept in the children’s retail space, and to remodel, relocate or expand approximately 64 Gymboree stores, as well as to invest in the Company’s distribution center, new retail point of sale system, on-line stores and systems infrastructure upgrade and replacement. The Company’s current plans for Janie and Jack, Gymboree Outlet and the new concept will require increasing capital expenditures for new stores for the next several years.

We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through fiscal 2007.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of February 3, 2007:

Contractual Obligations

($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Stand-by letters of credit	$5,547	$—	$—	$—	$5,547
Operating leases (1):
Minimum rental obligations	51,765	84,528	71,573	126,499	334,365
Other lease-required obligations	23,773	36,891	30,124	47,677	138,465
Inventory purchase obligations (2)	127,746	—	—	—	127,746
Other purchase obligations (3)	3,760	1,064	—	—	4,824

Total contractual cash obligations	$212,591	$122,483	$101,697	$174,176	$610,947

(1)	Includes minimum rental obligations and other lease-required expenses such as utilities, real estate taxes and common area repairs and maintenance.
(2)	Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.
(3)	Other purchase obligations include commitments for capital expenditures, information technology and professional services.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in tax returns. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company will adopt the provisions of FIN 48 as of the beginning of the first quarter of fiscal 2007, as required. The Company estimates the cumulative effect of adopting FIN 48 will decrease retained earnings by approximately $2 million to $4 million as of the beginning of fiscal 2007. In addition, the Company is currently in the process of quantifying the impact the adoption of FIN 48 will have on other components of the balance sheet.

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

The table below summarizes the notional amounts and fair values of our open forward foreign exchange contracts in U.S. dollars as of February 3, 2007 and January 28, 2006.

	February 3, 2007
(In thousands except weighted-average rate data)	Notional Amount	Fair Value Gain	Weighted Average Rate
Canadian dollars	$3,743	$138	$0.85

Total	$3,743	$138

	January 28, 2006
(In thousands except weighted-average rate data)	Notional Amount	Fair Value Loss	Weighted Average Rate
Canadian dollars	$3,460	$(38)	$0.87

Total	$3,460	$(38)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA:

We have audited the accompanying consolidated balance sheets of the Gymboree Corporation and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2007. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting” that the Company maintained effective internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the Consolidated Financial Statements referred to above present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of February 3, 2007 and

January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the Consolidated Financial Statements, effective February 1, 2004, the Company changed its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis.

As discussed in Note 8 to the Consolidated Financial Statements, in fiscal 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 30, 2007

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 3, 2007	January 28, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$27,493	$32,037
Marketable securities	129,325	115,000
Accounts receivable, net of allowance of $274 and $322	12,988	11,875
Merchandise inventories	104,293	98,209
Prepaid income taxes	—	5,285
Prepaid expenses	10,323	2,720
Deferred income taxes	9,298	4,470
Current assets of discontinued operations	126	13,153

Total current assets	293,846	282,749

Property and Equipment:
Land and buildings	10,615	10,375
Leasehold improvements	164,546	143,534
Furniture, fixtures, and equipment	158,104	147,526

	333,265	301,435
Less accumulated depreciation and amortization	(183,014)	(165,589)

	150,251	135,846
Deferred Income Taxes	8,710	4,067
Lease Rights and Other Assets	1,401	2,116

Total Assets	$454,208	$424,778

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$55,872	$44,021
Accrued liabilities	66,334	55,277
Income tax payable	8,002	—
Current liabilities of discontinued operations	1,928	4,406

Total current liabilities	132,136	103,704

Long-Term Liabilities:
Deferred rent and other liabilities	46,345	45,997

Total Liabilities	178,481	149,701

Commitments and Contingencies	—	—
Stockholders’ Equity:
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 31,769,608 and 32,774,860 shares issued and outstanding at February 3, 2007 and January 28, 2006, respectively)	132,603	91,353
Retained earnings	144,097	184,599
Accumulated other comprehensive loss	(973)	(875)

Total Stockholders’ Equity	275,727	275,077

Total Liabilities and Stockholders’ Equity	$454,208	$424,778

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales:
Retail	$781,172	$656,546	$578,266
Play & Music	10,466	10,946	10,753

Total net sales	791,638	667,492	589,019
Cost of goods sold, including buying and occupancy expenses	(407,180)	(372,158)	(353,510)

Gross profit	384,458	295,334	235,509
Selling, general and administrative expenses	(278,294)	(233,481)	(207,578)
Lease termination charges	—	—	(4,408)

Operating income	106,164	61,853	23,523
Interest income	5,314	2,221	1,022
Interest expense	(232)	(340)	(355)
Other income (expense), net	1,560	(75)	(82)

Income from continuing operations, before income tax	112,806	63,659	24,108
Income tax expense	(41,655)	(25,460)	(2,550)

Income from continuing operations, net of income tax	71,151	38,199	21,558
Loss from discontinued operations, net of income tax	(10,901)	(4,515)	(14,120)

Income before cumulative effect of change in accounting principle	60,250	33,684	7,438
Cumulative effect of change in accounting principle, net of income tax	—	—	1,206

Net income	$60,250	$33,684	$8,644

Basic per share amounts:
Income from continuing operations, net of income tax	$2.25	$1.21	$0.70
Loss from discontinued operations, net of income tax	(0.34)	(0.14)	(0.46)
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04

Net income	$1.90	$1.07	$0.28

Diluted per share amounts:
Income from continuing operations, net of income tax	$2.15	$1.19	$0.69
Loss from discontinued operations, net of income tax	(0.33)	(0.14)	(0.45)
Cumulative effect of change in accounting principle, net of income tax	—	—	0.04

Net income	$1.82	$1.05	$0.28

Weighted average shares outstanding:
Basic	31,647	31,485	30,747
Diluted	33,099	32,178	31,391

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,250	$33,684	$8,644
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting principle, net of income tax	—	—	(1,206)
Depreciation and amortization	28,769	29,432	30,128
Provision (benefit) for deferred income taxes	(9,548)	6,725	(8,686)
Share-based compensation expense	10,619	316	13
Loss on disposal of property and equipment	6,818	1,514	1,549
Asset Impairment	—	—	3,885
Excess tax benefits from exercise of share based awards	(8,475)	—	—
Tax benefit from exercise of stock options	11,577	5,477	3,306
Change in assets and liabilities:
Accounts receivable	(797)	4,355	(3,810)
Merchandise inventories	(3,622)	(2,964)	(25,288)
Prepaid expenses and other assets	(6,641)	1,079	(35)
Accounts payable	10,757	5,503	6,108
Income tax payable	13,286	(1,740)	(12,113)
Accrued liabilities	8,403	11,423	19,309
Deferred rent and other liabilities	296	2,580	12,642

Net cash provided by operating activities	121,692	97,384	34,446

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	1,245,226	568,225	677,455
Purchases of marketable securities	(1,259,551)	(653,225)	(639,455)
Capital expenditures	(38,722)	(29,583)	(68,530)
Proceeds from sale of assets and other	189	89	576

Net cash used in investing activities	(52,858)	(114,494)	(29,954)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	28,301	18,822	4,959
Excess tax benefits from exercise of share based awards	8,475	—	—
Repurchases of common stock	(109,999)	—	—

Net cash (used in) provided by financing activities	(73,223)	18,822	4,959

Net Increase (Decrease) in Cash and Cash Equivalents	(4,389)	1,712	9,451
Effect of exchange rate fluctuations on cash	(155)	(274)	(405)

CASH AND CASH EQUIVALENTS:
Beginning of Year	32,037	30,599	21,553

End of Year	$27,493	$32,037	$30,599

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$6,587	$2,780	$6,575

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$19,636	$12,354	$12,451
Cash paid during the year for interest	$67	$119	$115

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006, AND JANUARY 29, 2005

(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total	Total Comprehensive Income
	Shares	Amount
BALANCE AT JANUARY 31, 2004	30,203,149	$30	$58,430	$142,271	$(517)	$200,214
Issuance of common stock under equity incentive and purchase plans	908,917	1	4,958			4,959
Share-based compensation			13			13
Tax benefit from exercise of stock options			3,306			3,306
Translation adjustments and unrealized net loss on cash flow hedges, net of tax					270	270	$270
Net income				8,644		8,644	8,644

Comprehensive income							$8,914

BALANCE AT JANUARY 29, 2005	31,112,066	31	66,707	150,915	(247)	217,406
Issuance of common stock under equity incentive and purchase plans	1,662,794	2	18,821			18,823
Share-based compensation			316			316
Tax benefit from exercise of stock options			5,476			5,476
Translation adjustments and unrealized net loss on cash flow hedges, net of tax					(628)	(628)	$(628)
Net income				33,684		33,684	33,684

Comprehensive income							$33,056

BALANCE AT JANUARY 28, 2006	32,774,860	33	91,320	184,599	(875)	275,077
Issuance of common stock under equity incentive and purchase plans	2,272,402	2	28,299			28,301
Share-based compensation			10,619			10,619
Stock repurchase	(3,277,654)	(3)	(9,244)	(100,752)		(109,999)
Tax benefit from exercise of stock options			11,577			11,577
Translation adjustments and unrealized net loss on cash flow hedges, net of tax					(98)	(98)	$(98)
Net income				60,250		60,250	60,250

Comprehensive income							$60,152

BALANCE AT FEBRUARY 3, 2007	31,769,608	$32	$132,571	$144,097	$(973)	$275,727

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel, accessories and play programs for children. As of February 3, 2007, the Company conducted its business through four primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, and Gymboree Play & Music. The Company operates two reportable segments, retail stores and Gymboree Play & Music (see Note 10). As of February 3, 2007, the retail segment operated a total of 698 retail stores, including 670 stores in the United States (547 Gymboree stores, 42 Gymboree Outlet stores, and 81 Janie and Jack shops) and 28 stores in Canada, as well as two on-line stores at www.gymboree.com and www.janieandjack.com.

Gymboree Play & Music offers children ages newborn to 5 years the opportunity to explore, learn, play and have fun in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts, as well as birthday parties and developmental toys, books and music. As of February 3, 2007, Gymboree Play & Music programs included 3 Company-operated play centers in California and 545 franchisee-operated play centers, of which approximately 52% are located in the United States.

Fiscal Year

The Company’s year-end is on the Saturday closest to January 31. Fiscal 2006, which included 53 weeks, ended on February 3, 2007. Fiscal 2005 and 2004, which included 52 weeks each, ended on January 28, 2006 and January 29, 2005, respectively.

Basis of Presentation

The Consolidated Financial Statements include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investment instruments with a maturity of three months or less, at date of purchase.

Marketable Securities

Marketable securities primarily consist of auction rate securities, which the Company normally liquidates no later than 49 days from purchase in an auction process. These securities are held as available-for-sale. Unrealized gains and losses were not material as of February 3, 2007, January 28, 2006, and January 29, 2005.

Accounts Receivable

The majority of the Company’s accounts receivable are due from major credit card companies and are collected within 5 days. Also included in accounts receivable are amounts due from Gymboree Play & Music franchisees for royalties and consumer product sales, as well as amounts due from landlord construction allowances. Royalties are due within 30 days of each calendar quarter-end and receivables from consumer product sales are generally due upon shipment. Construction allowance receivable due dates vary. The Company estimates its allowance by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history. A summary of activity in the allowance for doubtful accounts is as follows:

Dollars in thousands	Fiscal 2006	Fiscal 2005	Fiscal 2004
Balance at beginning of year	$322	$192	$185
Provision for loss on accounts receivable	(48)	130	7
Accounts written off	—	—	—

Balance at end of year	$274	$322	$192

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 15 years, except for the Company’s distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements, which include internal payroll costs for employees dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which range from 10 to 13 years, or the estimated useful lives of the improvements. Software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized using the straight-line method based on an estimated useful life of 3 to 7 years. Construction in progress was $10.1 million and $7.5 million as of February 3, 2007 and January 28, 2006, respectively.

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed, which are under long-term leases, a charge is recorded for lease buyout expenses or the difference between the rent and the rate at which the Company expects to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on historical experience, knowledge and typically third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

Asset Retirement Obligations

An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. The Company’s asset retirement obligations relate to restoration provisions in leases for retail store locations and the Company’s corporate offices.

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

Lease Rights

Lease rights are costs incurred to acquire the right to lease a specified property and are recorded at cost and amortized over the term of the lease, starting at the time the Company takes take physical possession of the property.

Intangible Assets

Intangible assets include costs incurred to register trademarks and service marks. These assets have been assigned an indefinite life and are reviewed for impairment on an annual basis. Intangible assets approximated $592,000 and $308,000 as of February 3, 2007 and January 28, 2006, respectively.

Rent Expense

Many of the Company’s operating leases contain free rent periods and predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease, starting at the time the Company takes physical possession of the property.

Construction Allowance

As part of many lease agreements, the Company receives construction allowances from landlords. The construction allowances are deferred and amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time the Company takes physical possession of the property. Construction allowances of $6,005,000, $5,990,000 and $12,619,000 were granted in fiscal 2006, 2005 and 2004, respectively, and are included in deferred rent and other liabilities.

Workers’ Compensation Liabilities

The Company is partially self-insured for workers’ compensation insurance. The Company records a liability based on claims filed and an actuarially determined amount of claims incurred, but not yet reported. This liability approximated $2.0 million and $2.1 million as of February 3, 2007 and January 28, 2006, respectively. Any actuarial projection of losses is subject to a high degree of variability due to external factors including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rates effective on the balance sheet date. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as other comprehensive income within stockholders’ equity. Foreign currency translation adjustments related to the discontinued United Kingdom and Ireland entities have been recognized as foreign exchange losses upon substantial liquidation of those entities in fiscal 2005, and are included in losses from discontinued operations in the accompanying Consolidated Statements of Income (see Note 3).

Store Preopening Costs

Store preopening costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense, including costs related to direct mail campaigns, totaled approximately $12.6 million, $6.4 million and $5.6 million in fiscal 2006, 2005 and 2004, respectively.

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. On-line revenue is recorded when the Company estimates merchandise is delivered to the customer. Customers generally receive merchandise within a few days of shipment. Sales are presented net of a sales return reserve. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations and through its websites. Revenue is recognized in the period that the gift card is redeemed. Customers may earn Gymbucks and redeem them for merchandise at a discount during the redemption period. One-half of the Gymbucks coupon value is earned by customers when the minimum purchase requirement is met during the earning period, and the other half is earned when the additional purchase requirement is met during the redemption period. A liability is recorded for all Gymbucks earned, but not redeemed within an accounting period. Net retail sales include revenue from the Company’s co-branded credit card (see Note 11).

For the Gymboree Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or a note payable, the franchisee has fully executed a franchise agreement and the Company has substantially completed its obligations under such agreement. The Company receives royalties based on each domestic franchisee’s gross receipts from operations and based on fees paid by international sub-franchisees to the master franchisee. Such royalty fees are recorded when earned. The Company also recognizes revenues from consumer products sold to franchisees for resale at the time the products are shipped to the franchisees.

A summary of activity in the sales return reserves is as follows:

Dollars in thousands	Fiscal 2006	Fiscal 2005	Fiscal 2004
Balance at beginning of year	$1,534	$1,503	$983
Provision for sales returns	19,274	17,416	17,564
Actual sales returns	(19,054)	(17,385)	(17,044)

Balance at end of year	$1,754	$1,534	$1,503

Stock-Based Compensation

Effective January 29, 2006, the Company adopted SFAS No. 123(R) “Share-Based Payment,” (“SFAS 123(R)”) using the modified prospective transition method (see Note 8). Under this transition method, compensation cost for (1) all share-based payments granted prior to, but not vested as of January 28, 2006, is based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS No.123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148 (“SFAS 123”), and (2) all share-based payments granted subsequent to January 28, 2006, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Share-based compensation expense is recognized over the requisite service period using the straight-line amortization method.

Had the Company recorded compensation expense for its equity incentive plans and the Employee Stock Purchase Plan, which are described more fully in Note 8, based on the fair value method consistent with the method of SFAS 123, income from continuing operations and income from continuing operations per share would have been as follows for fiscal 2005 and 2004:

	Year Ended
	January 28, 2006	January 29, 2005
	(In thousands, except per share data)
Income from continuing operations, as reported	$38,199	$21,558
Add: Share-based employee compensation expense, net of related tax effects	197	13
Deduct: Total share-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(3,351)	(4,877)

Pro forma income from continuing operations	$35,045	$16,694

Basic income from continuing operations per share
As reported	$1.21	$0.70
Pro forma	1.11	0.54
Diluted income from continuing operations per share
As reported	$1.19	$0.69
Pro forma	1.09	0.53

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments and is shown in the Consolidated Statements of Stockholders’ Equity.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended, requires that each derivative instrument be recorded on the balance sheet as either an asset or liability and measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized in earnings or accumulated other comprehensive income, depending on whether the derivative qualifies for hedge accounting treatment. The Company enters into forward foreign exchange contracts to hedge certain inter-company loans and inventory purchases. The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash inflow resulting from the repayment of certain inter-company loans from our foreign subsidiary and dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates. Accumulated other comprehensive income includes approximately $112,000 in unrealized gains and $71,000 in unrealized losses related to hedging activity as of February 3, 2007 and January 28, 2006, respectively.

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

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
	(In thousands)
Shares used to compute basic EPS	31,647	31,485	30,747
Add: effect of dilutive securities	1,452	693	644

Shares used to compute diluted EPS	33,099	32,178	31,391

Options to purchase weighted average shares totaling approximately zero, 1,349,918 and 2,975,005 in fiscal 2006, 2005 and 2004, respectively, were not included in the computation of diluted income per share as the effect would be anti-dilutive.

Recently Issued Accounting Standards

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109,” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in tax returns. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement. The Company will adopt the provisions of FIN 48 as of the beginning of the first quarter of fiscal 2007, as required. The Company estimates the cumulative effect of adopting FIN 48 will decrease retained earnings by approximately $2 million to $4 million as of the beginning of fiscal 2007. In addition, the Company is currently in the process of quantifying the impact the adoption of FIN 48 will have on other components of the balance sheet.

2.	Change in Accounting Principle

Effective February 1, 2004, the Company elected to change its accounting method for inventory valuation from the retail method to the lower of cost or market method, determined on a weighted average basis (the “cost method”). The Company believes the cost method is a preferable method for matching the cost of merchandise with the revenues generated. The cumulative effect of this accounting change, which was recorded in the first quarter of fiscal 2004, was income of $1.2 million, or $0.04 per diluted share, net of income taxes. It is not possible to determine the effect of this change on any other previously reported fiscal periods or on fiscal 2005 or fiscal 2006.

3.	Discontinued Operations

On October 4, 2006, the Board of Directors authorized the Company to proceed with the closure of its Janeville division (17 stores), as a result of the division’s inability to achieve the level of financial performance expected by management and the desire to focus existing resources on other opportunities. All Janeville stores closed in the fourth quarter of fiscal 2006. The Company closed its United Kingdom and Ireland (collectively, “Europe”) operations in fiscal 2004. The results of the Europe and Janeville operations have been presented as discontinued operations in the accompanying financial statements for all periods presented.

Results from discontinued operations, net of income tax, were as follows:

	Year Ended February 3, 2007
	Janeville	Europe	Total
	(In thousands)
Net retail sales	$13,069	$—	$13,069

Income (loss) from discontinued operations	$(17,538)	$132	$(17,406)
Income tax benefit (expense)	6,792	(287)	6,505

Loss from discontinued operations, net of income tax	$(10,746)	$(155)	$(10,901)

	Year Ended January 28, 2006
	Janeville	Europe	Total
	(In thousands)
Net retail sales	$10,961	$—	$10,961

Income (loss) from discontinued operations	$(8,490)	$1,130	$(7,360)
Income tax benefit (expense)	3,185	(340)	2,845

Income (loss) from discontinued operations, net of income tax	$(5,305)	$790	$(4,515)

	Year Ended January 29, 2005
	Janeville	Europe	Total
	(In thousands)
Net retail sales	$5,459	$23,574	$29,033

Loss from discontinued operations	$(7,168)	$(14,931)	$(22,099)
Income tax benefit	2,689	5,290	7,979

Loss from discontinued operations, net of income tax	$(4,479)	$(9,641)	$(14,120)

Losses for the Janeville division in fiscal 2006 included operating losses as well as approximately $6.8 million for asset impairment, $4.8 million for lease disposition costs, $0.8 million for the cancellation of certain purchase commitments, and $0.3 million for employee severance. Losses from the Janeville division in fiscal 2005 and fiscal 2004 represent results of operations. Income generated from the United Kingdom and Ireland entities in fiscal 2005 primarily represents the favorable resolution of lease terminations in connection with the liquidation of the entities, and is partially offset by legal and accounting fees, as well as foreign exchange losses primarily related to the recognition of cumulative translation adjustments. Losses from the United Kingdom and Ireland entities in fiscal 2004 consisted primarily of lease disposition costs of $7.9 million, asset write-offs of $1.7 million and severance of $0.8 million.

4.	Commitments and Contingencies

The Company leases its retail store locations, Company-operated Gymboree Play & Music sites, corporate headquarters, and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2018. Store leases typically have 10-year terms and include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. In most cases, leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses.

In March 2004, the Company signed a lease agreement (the “Lease”) for a new corporate office building in San Francisco, California. The Lease, which expires on April 14, 2018, requires base rent payments of approximately $4.7 million annually, subject to market value adjustments after 11 years. The Lease requires the Company to provide a $2.0 million standby letter of credit, which the Company may elect to reduce on each anniversary of the Lease commencement. On February 14, 2007, the Company reduced the balance on this letter of credit to $1.6 million. As part of the Lease, the Company’s new landlord assumed the Company’s lease obligations for its Burlingame, California headquarters through the 2006 expiration of such leases. On November 15, 2004, the Company moved into its new corporate headquarters in San Francisco and ceased use of the Burlingame headquarters. As a result, the Company recorded a non-cash charge, before income tax, of $4.2 million in the fourth quarter of fiscal 2004. At the same time, the same amount was recorded as a deferred lease incentive in the Company’s consolidated balance sheet, which will be amortized over the life of the Lease as a reduction of rent expense.

Future minimum lease payments under operating leases at February 3, 2007 are as follows:

Fiscal	(In thousands)
2007	$75,538
2008	64,994
2009	56,425
2010	51,850
2011	49,847
Later years	174,176

Total	$472,830

Rent expense for all operating leases totaled $75.5 million, $69.5 million and $68.9 million in fiscal 2006, 2005 and 2004, respectively, which includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $27.1 million, $24.6 million and $22.6 million for fiscal 2006, 2005 and 2004, respectively.

In the second quarter of fiscal 2006, the Board of Directors approved the expansion of the Company’s distribution center in Dixon, California by approximately 161,000 square feet. The project, which commenced in October 2006, is estimated to cost approximately $15 million (including building and equipment) and is expected to be completed in the third quarter of fiscal 2007. On October 6, 2006, the Company entered into an agreement with a third party vendor for the design and construction of the expanded facility. The agreement requires the Company to pay approximately $10.5 million, subject to adjustment based on changes to construction orders, payable monthly based on work completed.

The Company is a party to the Visa/MasterCard class action antitrust litigation related to debit card charges that was settled during the third quarter of fiscal 2005. The Company received and recorded other income of approximately $400,000 from the settlement of the class action antitrust litigation against Visa/MasterCard in the second quarter of fiscal 2006. The Company expects to receive additional payments related to such settlement; however, the amount and timing of such payments are not certain at this time as the proceedings are still continuing. The Company will record income from this settlement as cash is received.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

5.	Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $70 million with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility, which expires in August 2008, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The interest rate for each borrowing under the facility will be, at the option of the Company, a base rate plus an additional marginal rate (8.25% as of February 3, 2007), or the Eurodollar rate plus an additional marginal rate (6.07% as of February 3, 2007). This credit facility requires the Company to meet financial covenants on a quarterly basis, limits annual capital expenditures, restricts the payment of dividends, and limits stock repurchases. As of February 3, 2007, the Company was in compliance with these covenants. As of February 3, 2007, there were no outstanding borrowings and $52.6 million of documentary and standby letters of credit were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the fiscal year was $62.6 million.

Total interest expense charged to operations during fiscal 2006, 2005 and 2004 was approximately $0.2 million, $0.3 million and $0.4 million, respectively.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	February 3, 2007	January 28, 2006
	(In thousands)
Store operating expenses and other	$27,856	$22,994
Employee compensation	19,393	13,927
Gift card liabilities and merchandise credits	12,542	9,628
Deferred revenue related to Gymboree Visa program	3,996	6,560
Sales taxes	2,547	2,168

Total	$66,334	$55,277

7.	Income Taxes

The provision for income taxes consists of the following:

Provision (benefit) for continuing operations

	2006	2005	2004
	(In thousands)
Current:
Federal	$41,990	$17,662	$13,066
State	7,422	2,451	639
Foreign	1,766	126	(3,430)

Total current	51,178	20,239	10,275

Deferred:
Federal	(3,861)	4,383	(7,170)
State	(4,935)	838	(555)
Foreign	(727)	—	—

Total deferred	(9,523)	5,221	(7,725)

Total provision	$41,655	$25,460	$2,550

Total provision (benefit):
Continuing operations	$41,655	$25,460	$2,550
Discontinued operations	(6,505)	(2,845)	(7,979)
Cumulative effect of change in accounting principle	—	—	727

	$35,150	$22,615	$(4,702)

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for continuing operations is as follows:

	2006	2005	2004
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	4.2	2.9	(3.0)
Favorable resolution of Canadian income tax audit	—	—	(14.2)
Increase (decrease) in valuation allowances	(3.2)	0.5	—
Reconciliation to prior year returns and other	0.9	1.6	(7.2)

Effective tax rate	36.9%	40.0%	10.6%

The amount of pre-tax income attributable to foreign operations for fiscal 2006, 2005 and 2004 was $10.0 million, $4.9 million and $3.2 million, respectively.

Temporary differences and carry-forwards, which give rise to deferred tax assets and liabilities, are as follows:

	February 3, 2007	January 28, 2006
	(In thousands)
Deferred tax assets:
Inventory valuation	$2,660	$1,278
Deferred revenue	5,510	3,633
Accrued reserves	6,016	4,846
Deferred rent	6,571	7,051
State net operating loss carryforwards	3,547	6,950
Other	68	329

	24,372	24,087

Deferred tax liabilities:
Prepaid expenses	(1,353)	(1,001)
State taxes	(1,346)	(117)
Branch transactions	(156)	(689)
Fixed asset basis differences	(2,575)	(5,674)
Other	(408)	—

	(5,838)	(7,481)

Total	18,534	16,606
Valuation allowance	(526)	(8,069)

Net deferred tax assets	$18,008	$8,537

During the fourth quarter of fiscal 2006, the Company reversed a valuation allowance of approximately $3.6 million related to state net operating loss (“NOL”) carryforwards and other foreign tax attributes. Based upon the Company’s significant earnings improvement, utilization of the state NOL’s and other foreign tax attributes was determined to be more likely than not. In addition, in the fourth quarter of fiscal 2006, the Company recorded an increase in certain state tax reserves of approximately $1.9 million.

Using its best estimates, the Company has recorded a valuation allowance of $526,000 at February 3, 2007 on certain of its deferred tax assets including state net operating losses as it is more likely than not that they will not be realized. As of February 3, 2007, the Company has state net operating loss carryovers of approximately $52.6 million for tax purposes. These net operating loss carryovers will expire between 2007 and 2024. The utilization of such net operating losses may be subject to a substantial annual limitation due to any future

“changes in ownership” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions. Should the Company become subject to this annual limitation, it may result in the expiration of the net operating loss carryovers before utilization.

8.	Stockholders’ Equity

Stock Plans

Effective January 29, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost for (1) all share-based payments granted prior to, but not vested as of January 28, 2006, is based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS 123, and (2) all share-based payments granted subsequent to January 28, 2006, is based on the grant date fair value estimated in accordance with the provisions of FASB SFAS 123(R). Share-based compensation expense is recognized over the requisite service period using the straight-line amortization method.

The Company recognized share-based compensation expense, before income taxes, of $10.6 million for fiscal 2006, as a component of selling, general and administrative expenses. Share-based compensation expense for fiscal 2006 consisted of $7.0 million for stock options (including a charge of $2.2 million related to the retirement of Lisa M. Harper, the Company’s former Chairman and Chief Creative Officer discussed in Note 12), $3.3 million for restricted stock awards and restricted stock units, and $291,000 for stock issued pursuant to the 1993 Employee Stock Purchase Plan (“Purchase Plan”). The Company recognized an income tax benefit related to share-based compensation expense of approximately $3.4 million for fiscal 2006, (including approximately $0.8 million related to the retirement of the Company’s former Chairman and Chief Creative Officer discussed in Note 12).

Prior to the adoption of SFAS 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards (excess tax benefits) to be classified as financing cash flows. For fiscal 2006, the Company reported $8.5 million in excess tax benefits as a financing cash inflow.

Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”), provides for grants to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, for grants of non-statutory stock options to employees, consultants and non-employee directors of the Company, and for grants of other types of equity incentive compensation, such as restricted stock and restricted stock units. There are 3,694,915 shares of common stock currently reserved for issuance under the 2004 Plan. There were 1,106,568 shares available for the grant of awards under the 2004 Plan at February 3, 2007. The Company’s policy is to issue new shares for restricted stock awards, upon exercise of stock options, on payment of restricted stock units, and for purchases under the Purchase Plan.

Stock Options

The following table summarizes stock option activity during fiscal 2006, 2005, and 2004:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 1, 2004	4,908	$13.15
Granted	1,754	13.59
Exercised	(793)	5.29
Forfeited	(355)	15.26
Expired	(280)	20.11

Outstanding at January 29, 2005	5,234	$13.98
Granted	1,004	13.93
Exercised	(1,589)	11.69
Forfeited	(431)	14.86
Expired	(347)	17.31

Outstanding at January 28, 2006	3,871	$14.51
Granted	21	23.45
Exercised	(1,848)	14.92
Forfeited	(220)	14.17
Expired	(24)	22.15

Outstanding at February 3, 2007	1,800	$14.13	7.13	$55,886

Vested and Expected to Vest at February 3, 2007 (1)	1,576	$14.16	7.03	$48,876

Exercisable at February 3, 2007	867	$14.37	6.45	$26,709

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

Options granted pursuant to the 2004 Plan have been granted at exercise prices equal to the fair market value of common stock on the date of grant. The options have a term of ten years and generally vest over a four-year period.

The fair value of option grants issued under equity incentive plans and rights to purchase shares under the Purchase Plan is estimated on the date of grant using the Black-Scholes option valuation model. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the Company’s historical volatility. The risk-free interest rates are based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards. The expected term of options granted is based on analyses of historical employee termination rates and option exercises, giving consideration to expectations of future employee behavior. The expected term of rights to purchase shares under the Purchase Plan is based on the length of the purchase period. Assumptions used in the Black-Scholes valuation model are presented below:

	Year Ended
	February 3, 2007	January 28, 2006	January 29, 2005
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility—Stock options	42.3%	45.6%	48.0%
Expected volatility—Purchase Plan	42.3%	45.5%	47.7%
Risk-free interest rate—Stock options	4.6%	3.3%	2.6%
Risk-free interest rate—Purchase Plan	4.8%	3.7%	2.6%
Expected lives (years)—Stock options	4.1	4.0	4.0
Expected lives (years)—Purchase Plan	0.67	0.50	0.50

The weighted average fair value of options granted during fiscal 2006 was $9.26 per share. The weighted average fair values per share of options granted during fiscal 2005 and 2004, were $5.53 and $5.47, respectively. The total intrinsic value of options exercised during fiscal 2006 was $33.0 million. The total intrinsic value of options exercised during fiscal 2005 and 2004, was $15.1 million and $7.5 million, respectively.

As of February 3, 2007, there was $4.4 million of total unrecognized compensation cost, before income taxes, related to nonvested stock options, that is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes information about stock options outstanding at February 3, 2007:

Options Outstanding						Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable As of 2/3/07	Weighted Average Exercise Price
$2.81		$11.49	120,634	4.4	$6.71	105,468	$6.02
11.50		11.66	363,443	7.7	11.66	123,057	11.65
11.74		12.24	266,261	7.8	12.13	57,978	12.14
12.39		14.32	194,204	7.8	13.13	79,288	13.24
14.33		15.73	143,371	6.6	15.23	96,489	15.33
15.76		15.76	230,505	6.6	15.76	148,273	15.76
15.80		17.01	192,241	8.2	16.75	45,649	16.55
17.02		18.50	211,150	6.7	17.76	160,938	17.90
18.98		27.06	76,914	6.5	23.27	48,560	23.64
27.25		27.25	1,151	1.1	27.25	1,151	27.25

$2.81	to	$27.25	1,799,874	7.1	$14.13	866,851	$14.37

Restricted Stock and Restricted Stock Units

Restricted stock has the same voting rights as other common stock and are issued and outstanding shares. Restricted stock units do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested. Restricted stock and restricted stock units generally vest over a four-year period. The fair value of restricted stock and restricted stock units is based on the fair value of the Company’s common stock on the date of grant.

In fiscal 2006, the Company granted 590,915 shares of restricted stock and restricted stock units, 280,000 of which were subject to performance conditions satisfied in fiscal 2006. The Company recognizes expense related to performance based awards over the requisite service period using the straight-line attribution method based on the outcome that is probable. The Company also granted 50,000 shares of restricted stock in fiscal 2005. Compensation expense related to these awards, which is recognized on a straight-line basis over the vesting period, was approximately $3.3 million and $312,000 in fiscal 2006 and 2005, respectively.

Restricted stock award activity during fiscal 2006, 2005, and 2004 is summarized as follows:

	Restricted Stock Awards
	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at January 31, 2004	—	$—
Granted	50	12.60
Vested	—	—

Nonvested at January 29, 2005	50	$12.60
Granted	50	13.19
Vested	—	—

Nonvested at January 28, 2006	100	$12.90
Granted	391	22.41
Vested	(25)	12.60

Nonvested at February 3, 2007	466	$20.90

As of February 3, 2007, there was $4.9 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table summarizes restricted stock unit activity during fiscal 2006:

	Restricted Stock Units
	Number of shares (in thousands)	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 28, 2006	—
Granted	200
Forfeited	(9)

Outstanding at February 3, 2007	191	1.61	$8,643

Vested and Expected to Vest at February 3, 2007 (1)	136	1.44	$6,143

Vested at February 3, 2007	—	—	$—

(1)	The expected to vest restricted stock units are the result of applying the pre-vesting forfeiture rate assumptions to total unvested units outstanding.

The weighted average grant-date fair value of restricted stock units granted during the fiscal 2006 was $24.65. There were no restricted stock units granted during fiscal 2005 and 2004.

As of February 3, 2007, there was $2.5 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 3.0 years.

1993 Employee Stock Purchase Plan

We have reserved a total of 1,025,278 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”). The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. There were 34,105, 23,852 and 65,883 shares issued under the Purchase Plan in fiscal 2006, 2005 and 2004, respectively. As of February 3, 2007, there was approximately $126,500 of unrecognized compensation cost, before income taxes, related to the Purchase Plan, which is expected to be recognized in fiscal 2007.

Stockholder Rights Plan

The Company had adopted a Stockholder Rights Plan (the “Plan”) which provided a dividend of one right for each outstanding share of the Company’s common stock. The Rights Plan was in effect on February 3, 2007 but expired on March 2, 2007.

9.	401(k) Plan

The Company maintains a voluntary defined contribution 401(k) profit sharing plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 100% of their compensation to the Plan, not to exceed the dollar limit set by law. The Company contributes $1.00 to the Plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. The Plan permits employees to invest in the Company’s common stock with a limitation of 20% of their total investment. There are restrictions for certain employees trading Company stock. Matching contributions to the Plan totaled approximately $2,196,000, $1,467,000 and $1,082,000 in fiscal 2006, 2005 and 2004, respectively.

10.	Segments

The Company has 2 reportable segments: retail stores and Gymboree Play & Music. The retail stores segment includes three brands which sell high quality apparel: Gymboree (including an on-line store), Gymboree Outlet, and Janie and Jack (including an on-line store). The retail stores segment includes the Gymboree Visa credit card program. Corporate overhead (costs related to our distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands):

	Year ended February 3, 2007
	Retail Stores	Play & Music	Total
Net sales	$781,172	$10,466	$791,638
Depreciation and amortization	27,308	451	27,759
Operating income	103,285	2,879	106,164
Total assets	450,208	3,874	454,082
Capital expenditures	38,586	96	38,682

	Year ended January 28, 2006
	Retail Stores	Play & Music	Total
Net sales	$656,546	$10,946	$667,492
Depreciation and amortization	27,703	493	28,196
Operating income	58,899	2,954	61,853
Total assets	405,857	5,768	411,625
Capital expenditures	27,796	402	28,198

	Year ended January 29, 2005
	Retail Stores	Play & Music	Total
Net sales	$578,266	$10,753	$589,019
Depreciation and amortization	26,717	499	27,216
Operating income	22,190	1,333	23,523
Total assets	328,390	5,866	334,256
Capital expenditures	57,861	344	58,205

Net retail sales from our Canadian subsidiary amounted to $33.0 million, $27.5 million and $23.9 million in fiscal 2006, 2005, and 2004, respectively. Long-lived assets held by our Canadian subsidiary amounted to $2.3 million and $2.4 million as of February 3, 2007 and January 28, 2006, respectively.

11.	Co-Branded Credit Card

The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program, which was launched in April 2004, offers incentives to cardholders, including a 5% discount on purchases from Gymboree using the Gymboree Visa card and rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and absorbs all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to the Agreements as follows:

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

•	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

During fiscal 2006, fiscal 2005 and fiscal 2004, the Company recognized approximately $5.6 million, $2.7 million, and $548,000 in new account and credit card usage fees, respectively. These fees are included in net retail sales in the accompanying Consolidated Statements of Income. As of February 3, 2007 and January 28, 2006, $0.1 million and $4.5 million in advance payments, $3.9 million and $2.0 million in short-term deferred revenue, and $0.6 million and $247,000 in gift card liabilities are included in accrued liabilities, respectively, and deferred revenue of $2.5 million and $1.9 million is included in other long-term liabilities, in the accompanying Consolidated Balance Sheets, respectively.

12.	Retirement of Chairman and Chief Creative Officer

On July 20, 2006, Lisa M. Harper, Chairman and Chief Creative Officer, retired from the Company. As a result, the Company recorded a charge of approximately $3.7 million, before income taxes, in selling, general, and administrative expenses in fiscal 2006 related to cash compensation ($1.5 million) and accelerated vesting of certain stock options ($2.2 million).

13.	Common Stock Repurchases

The Board of Directors previously authorized the Company to utilize up to $110 million to purchase shares of the Company’s outstanding common stock under a share repurchase program. As of October 17, 2006, the Company completed its share repurchase program, having purchased a total of 3,277,654 shares of Company stock at a cost of $110 million ($100.8 million reduced retained earnings and $9.2 million reduced common stock). The Company retired the repurchased shares.

On January 23, 2007, the Board of Directors authorized the Company to utilize an additional $50 million of its cash reserves to purchase shares of the Company’s outstanding common stock under a second share repurchase program. Purchases under this share repurchase program may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through February 2, 2008. There were no share repurchases under this program as of February 3, 2007. As of March 30, 2007, the Company repurchased a total of 1,231,588 shares at a cost of $47.4 million.

14.	Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Income and has been reclassified to reflect the results of the Janeville division and the Europe entities as discontinued operations for all periods presented.

	Fiscal 2006 Quarter Ended
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007	2006 Total
	(In thousands, except per share amounts)
Net sales
Retail	$183,036	$149,643	$209,987	$238,506	$781,172
Play & Music	2,767	2,481	2,708	2,510	10,466

Total net sales	185,803	152,124	212,695	241,016	791,638
Gross profit	90,309	65,251	108,658	120,240	384,458
Operating income (loss)	28,475	(183)	39,862	38,010	106,164
Income from continuing operations, net of tax	18,612	1,160	24,602	26,777	71,151
Loss from discontinued operations, net of tax	(729)	(616)	(7,185)	(2,371)	(10,901)
Net income	17,883	544	17,417	24,406	60,250
Basic income per share from continuing operations	0.57	0.04	0.79	0.86	2.25
Basic loss per share from discontinued operations	(0.02)	(0.02)	(0.23)	(0.08)	(0.34)
Basic net income per share	0.55	0.02	0.56	0.78	1.90
Diluted income per share from continuing operations	0.55	0.04	0.75	0.82	2.15
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.22)	(0.07)	(0.33)
Diluted net income per share	0.53	0.02	0.53	0.75	1.82

	Fiscal 2005 Quarter Ended
	April 30, 2005	July 30, 2005	October 29, 2005	January 28, 2006	2005 Total
	(In thousands, except per share amounts)
Net sales
Retail	$157,838	$126,229	$172,218	$200,260	$656,546
Play & Music	2,187	2,742	2,576	3,441	10,946

Total net sales	160,025	128,971	174,794	203,701	667,492
Gross profit	65,609	48,612	81,805	99,308	295,334
Operating income (loss)	10,459	(3,438)	22,245	32,587	61,853
Income (loss) from continuing operations, net of tax	6,807	(2,070)	12,296	21,166	38,199
Loss from discontinued operations, net of tax	(1,289)	(1,273)	(1,139)	(814)	(4,515)
Net income (loss)	5,518	(3,343)	11,157	20,352	33,684
Basic income (loss) per share from continuing operations	0.22	(0.07)	0.39	0.66	1.21
Basic loss per share from discontinued operations	(0.04)	(0.04)	(0.04)	(0.03)	(0.14)
Basic net income (loss) per share	0.18	(0.11)	0.36	0.63	1.07
Diluted income (loss) per share from continuing operations	0.22	(0.07)	0.38	0.63	1.19
Diluted loss per share from discontinued operations	(0.04)	(0.04)	(0.04)	(0.02)	(0.14)
Diluted net income (loss) per share	0.18	(0.11)	0.35	0.61	1.05

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 3, 2007. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management believes that, as of February 3, 2007, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s independent registered public accounting firm has issued a report on management’s assessment of the Company’s internal control over financial reporting. That report appears herein on page 28.

Changes in Internal Control over Financial Reporting

During the Company’s fourth fiscal quarter, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections entitled “Proposal one: Election of Directors,” “Section 16 (a) Beneficial Ownership Reporting Compliance,” “Other Information—Corporate Governance Information” and “Board Meetings and Board Committees—Audit Committee” in our 2007 Proxy Statement. See also Item 1, “Business—Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “Director Compensation,” “ Compensation Discussion and Analysis,” “Executive Compensation” and “Compensation Committee Report” in our 2007 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Directors and Management” and “Equity Compensation Plan Information” in our 2007 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Certain Relationships and Related Person Transactions” and “Board Membership and Director Independence” in our 2007 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our 2007 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following documents are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of February 3, 2007 and January 28, 2006
Consolidated Statements of Income for the years ended February 3, 2007, January 28, 2006, and January 29, 2005
Consolidated Statements of Cash Flows for the years ended February 3, 2007, January 28, 2006, and January 29, 2005
Consolidated Statements of Stockholders’ Equity for the years ended February 3, 2007, January 28, 2006, and January 29, 2005
Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (16)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (3)

10.50*	2002 Stock Incentive Plan. (4)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan. (23)

10.52*	Management Severance Plan. (5)

10.53*	Management Severance Plan (Lump Sum Payment). (5)

10.54*	Management Change of Control Plan. (5)

10.55	Credit Agreement with Bank of America dated August 11, 2003. (6)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (7)

10.58*	2004 Equity Incentive Plan. (13)

Exhibit Number	Description
10.59*	Form of Stock Option Grant for 2004 Equity Incentive Plan. (8)

10.60	Waiver and First Amendment to Credit Agreement. (8)

10.61*	Terms of Compensation Arrangement for Blair W. Lambert

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005. (9)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005. (9)

10.65*	Management Bonus Plan. (10)

10.67*	Key Terms of Compensation Agreement for Matthew K. McCauley

10.68*	Key Terms of Compensation Agreement for Kip M. Garcia

10.69*	Key Terms of Compensation Arrangement for Lisa M. Harper effective January 17, 2006. (12)

10.70	Second Amendment to Credit Agreement dated July 27, 2005. (11)

10.71	Third Amendment to Credit Agreement dated March 30, 2006. (14)

10.72*	Discretionary Bonus Plan for Fiscal 2006. (15)

10.73	Form of Indemnification Agreement. (22)

10.74	Fourth Amendment to Credit Agreement, dated July 5, 2006. (17)

10.75*	Retirement Agreement between the Gymboree Corporation and Lisa Harper, dated July 20, 2006. (18)

10.76*	Summary of Non-Employee Director Compensation. (19)

10.77	Standard Form of Agreement between Owner, The Gymboree Corporation, and Design/Builder, Panattoni Construction, Inc., dated September 11, 2006. (20)

10.78	Fifth Amendment to Credit Agreement, dated February 7, 2007. (21)

10.79*	Form of Restricted Stock Award Notice and Agreement (24)

10.80*	Key Terms of Compensation Agreement for Marina Armstrong

10.81*	Key Terms of Compensation Agreement for Lynda Gustafson

18	Letter re: Change in Accounting Principle. (7)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.
(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (File No. 000-21250).

(3)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001 (File No. 000-21250).
(4)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002 (File No. 000-21250).
(5)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.
(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.
(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.
(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.
(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.
(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on April 22, 2005.
(11)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.
(12)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2006.
(13)	Incorporated by reference to the corresponding exhibit to the Registrant’s October 28, 2006 Quarterly Report on Form 10-Q filed with the Commission on December 5, 2006.
(14)	Incorporated by reference to the corresponding exhibit to the Registrant’s January 28, 2006 Annual Report on Form 10-K filed with the Commission on April 12, 2006.
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006.
(16)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(17)	Incorporated by reference to Exhibit 10.73 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006.
(18)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2006.
(19)	Incorporated by reference to the corresponding exhibit to the Registrant’s July 29, 2006 Quarterly Report on Form 10-Q filed with the Commission on September 5, 2006.
(20)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.
(21)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007.
(22)	Incorporated by reference to Exhibit 10.72 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(23)	Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2006.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

THE GYMBOREE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

April 2, 2007	By:	/s/ MATTHEW K. MCCAULEY
(Date)		Matthew K. McCauley
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ MATTHEW K. MCCAULEY Matthew K. McCauley	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	April 2, 2007

/s/ BLAIR W. LAMBERT Blair W. Lambert	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	April 2, 2007

/s/ LYNDA G. GUSTAFSON Lynda G. Gustafson	Vice President, Corporate Controller (Principal Accounting Officer)	April 2, 2007

/s/ GARY M. HEIL Gary M. Heil	Director	April 2, 2007

/s/ BARBARA L. RAMBO Barbara L. Rambo	Director	April 2, 2007

/s/ WILLIAM U. WESTERFIELD William U. Westerfield	Director	April 2, 2007

/s/ DANIEL R. LYLE Daniel R. Lyle	Director	April 2, 2007

/s/ JOHN C. POUND John C. Pound	Director	April 2, 2007

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (16)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

4.3	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Stock of Registrant. (2)

4.4	Preferred Stock Rights Agreement, dated as of March 17, 1997, between Registrant and The First National Bank of Boston, including the Certificate of Designation, the form of Rights Certificate and the Summary of Rights attached thereto as Exhibits A, B and C, respectively. (2)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (3)

10.50*	2002 Stock Incentive Plan. (4)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan. (23)

10.52*	Management Severance Plan. (5)

10.53*	Management Severance Plan (Lump Sum Payment). (5)

10.54*	Management Change of Control Plan. (5)

10.55	Credit Agreement with Bank of America dated August 11, 2003. (6)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (7)

10.58*	2004 Equity Incentive Plan. (13)

10.59*	Form of Stock Option Grant for 2004 Equity Incentive Plan. (8)

10.60	Waiver and First Amendment to Credit Agreement. (8)

10.61*	Terms of Compensation Arrangement for Blair W. Lambert

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005. (9)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005. (9)

10.65*	Management Bonus Plan. (10)

10.67*	Key Terms of Compensation Agreement for Matthew K. McCauley

10.68*	Key Terms of Compensation Agreement for Kip M. Garcia

10.69*	Key Terms of Compensation Arrangement for Lisa M. Harper effective January 17, 2006. (12)

10.70	Second Amendment to Credit Agreement dated July 27, 2005. (11)

10.71	Third Amendment to Credit Agreement dated March 30, 2006. (14)

10.72*	Discretionary Bonus Plan for Fiscal 2006. (15)

10.73	Form of Indemnification Agreement. (22)

Exhibit Number	Description
10.74	Fourth Amendment to Credit Agreement, dated July 5, 2006. (17)

10.75*	Retirement Agreement between the Gymboree Corporation and Lisa Harper, dated July 20, 2006. (18)

10.76*	Summary of Non-Employee Director Compensation. (19)

10.77	Standard Form of Agreement between Owner, The Gymboree Corporation, and Design/Builder, Panattoni Construction, Inc., dated September 11, 2006. (20)

10.78	Fifth Amendment to Credit Agreement, dated February 7, 2007. (21)

10.79*	Form of Restricted Stock Award Notice and Agreement (24)

10.80*	Key Terms of Compensation Agreement for Marina Armstrong

10.81*	Key Terms of Compensation Agreement for Lynda Gustafson

18	Letter re: Change in Accounting Principle. (7)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.
(2)	Incorporated by reference to Exhibits 3 and 5, respectively, to the Registrant’s Registration Statement on Form 8-A filed with the Commission on March 20, 1997 (File No. 000-21250).
(3)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001 (File No. 000-21250).
(4)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002 (File No. 000-21250).
(5)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.
(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.
(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.
(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.
(9)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.
(10)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2004 Annual Report on Form 10-K filed with the Commission on April 22, 2005.
(11)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.

(12)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 23, 2006.
(13)	Incorporated by reference to the corresponding exhibit to the Registrant’s October 28, 2006 Quarterly Report on Form 10-Q filed with the Commission on December 5, 2006.
(14)	Incorporated by reference to the corresponding exhibit to the Registrant’s January 28, 2006 Annual Report on Form 10-K filed with the Commission on April 12, 2006.
(15)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 16, 2006.
(16)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(17)	Incorporated by reference to the Exhibit 10.73 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006.
(18)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2006.
(19)	Incorporated by reference to the corresponding exhibit to the Registrant’s July 29, 2006 Quarterly Report on Form 10-Q filed with the Commission on September 5, 2006.
(20)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.
(21)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007.
(22)	Incorporated by reference to Exhibit 10.72 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(23)	Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2006.
(24)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.