Form 10-Q
period 2007-05-05
GYMBOREE CORP
filed 2007-06-12
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 5, 2007

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

Large accelerated filer  ☑                    Accelerated Filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of June 1, 2007, 30,782,319 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 5, 2007	February 3, 2007	April 29, 2006
Assets
Current Assets
Cash and cash equivalents	$27,797	$27,493	$14,453
Marketable securities	66,475	129,325	156,860
Accounts receivable	21,997	12,988	9,730
Merchandise inventories	84,975	104,293	76,386
Prepaid expenses	10,271	10,323	3,092
Deferred income taxes	9,298	9,298	4,470
Current assets of discontinued operations	—	126	12,187

Total current assets	220,813	293,846	277,178

Property and Equipment
Land and buildings	10,615	10,615	10,376
Leasehold improvements	174,956	164,546	147,761
Furniture, fixtures and equipment	168,961	158,104	152,193

	354,532	333,265	310,330
Less accumulated depreciation and amortization	(189,067)	(183,014)	(171,752)

	165,465	150,251	138,578
Deferred Income Taxes	13,175	8,710	4,295
Lease Rights and Other Assets	1,558	1,401	1,042

Total Assets	$401,011	$454,208	$421,093

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$29,360	$55,872	$28,694
Accrued liabilities	79,908	66,334	55,995
Income tax payable	7,803	8,002	3,681
Current liabilities of discontinued operations	—	1,928	4,001

Total current liabilities	117,071	132,136	92,371

Long-Term Liabilities
FIN 48 liability	9,969	—	—
Deferred rent and other liabilities	50,151	46,345	46,719

Total Liabilities	177,191	178,481	139,090

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 30,739,823, 31,769,608 and 32,801,273 shares issued and outstanding at May 5, 2007, February 3, 2007, and April 29, 2006, respectively)	131,081	132,603	98,306
Retained earnings	93,371	144,097	184,384
Accumulated other comprehensive loss	(632)	(973)	(687)

Total stockholders’ equity	223,820	275,727	282,003

Total Liabilities and Stockholders’ Equity	$401,011	$454,208	$421,093

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Net sales:
Retail	$206,721	$183,036
Play & Music	2,579	2,767

Total net sales	209,300	185,803
Cost of goods sold, including buying and occupancy expenses	(105,500)	(95,494)

Gross profit	103,800	90,309
Selling, general and administrative expenses	(70,193)	(61,834)

Operating income	33,607	28,475
Other income, net	1,118	1,238

Income from continuing operations before income taxes	34,725	29,713
Income tax expense	(13,870)	(11,101)

Income from continuing operations, net of income taxes	20,855	18,612
Loss from discontinued operations, net of income taxes	—	(729)

Net income	$20,855	$17,883

Basic per share amounts:
Income from continuing operations, net of income taxes	$0.70	$0.57
Loss from discontinued operations, net of income taxes	—	(0.02)

Net income	$0.70	$0.55

Diluted per share amounts:
Income from continuing operations, net of income taxes	$0.67	$0.55
Loss from discontinued operations, net of income taxes	—	(0.02)

Net income	$0.67	$0.53

Weighted average shares outstanding:
Basic	29,996	32,491
Diluted	31,263	33,596

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 5, 2007	April 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,855	$17,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,194	7,249
Deferred income tax benefit	—	(228)
Loss on disposal of property and equipment and other	315	14
Excess tax benefits from exercise of share based awards	(1,871)	(896)
Tax benefit from exercise of stock options	2,000	1,662
Share-based compensation expense	2,678	1,788
Change in assets and liabilities:
Accounts receivable	(8,958)	2,119
Merchandise inventories	19,293	22,381
Prepaid expenses and other assets	(3)	951
Income tax payable	2,467	8,966
Accounts payable	(26,615)	(15,624)
Accrued liabilities	6,296	(2,040)
Deferred and other liabilities	4,254	677

Net cash provided by operating activities	27,905	44,902

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	263,803	315,265
Purchases of marketable securities	(200,953)	(357,125)
Capital expenditures	(17,327)	(7,103)
Proceeds from sale of assets and other	1	42

Net cash provided by (used in) investing activities	45,524	(48,921)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,062	5,568
Repurchases of common stock	(77,619)	(20,163)
Excess tax benefits from share based awards	1,871	896

Net cash used in financing activities	(73,686)	(13,699)

Effect of exchange rate fluctuations on cash	561	134

Net Increase (Decrease) in Cash and Cash Equivalents	304	(17,584)
CASH AND CASH EQUIVALENTS:
Beginning of Period	27,493	32,037

End of Period	$27,797	$14,453

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$11,855	$5,365
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$8,889	$163
Cash paid for interest	$10	$30

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature except as disclosed in Note 2.

The results of operations for the 13 weeks ended May 5, 2007, are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 2, 2008 (“fiscal 2007”).

2.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of the beginning of fiscal 2007. For benefits to be realized, a tax position must be more likely than not to be sustained upon examination. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon settlement.

As a result of the Company’s adoption of FIN 48, as of February 4, 2007, the Company recognized a $2.3 million cumulative decrease to retained earnings. The Company also recognized a liability for unrecognized tax benefits of $9.5 million, of which $6.6 million (net of tax) would reduce the Company’s effective tax rate if recognized in future periods. The interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of the beginning of fiscal 2007, the Company had $2.5 million of accrued interest and penalties included in unrecognized tax benefits.

As of May 5, 2007, there has been no material change to the amount of unrecognized tax benefits. The Company currently does not expect significant changes related to unrecognized tax benefits through February 2008.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. With some exceptions, the Company is no longer subject to U.S. federal, state/local, or Canadian income tax examinations by tax authorities for years prior to fiscal year 2003, 2002 and 2001, respectively. The Company expects the commencement of certain state tax audits in the near term. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s financial statements.

3.	Share Based Compensation

Share-based compensation expense for the 13 weeks ended May 5, 2007 and April 29, 2006, is included as a component of selling, general and administrative expenses and consists of the following:

	13 weeks ended
	May 5, 2007	April 29, 2006
	(in thousands)
Stock Options	$779	$1,350
Restricted Stock Awards and Units	1,821	409
Employee Stock Purchase Plan	78	29

Total	$2,678	$1,788

Stock Options

The following table summarizes stock option activity during the 13 weeks ended May 5, 2007:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 3, 2007	1,800	$14.13
Exercised	(144)	14.32
Forfeited	(40)	13.52
Expired	(1)	10.84

Outstanding at May 5, 2007	1,615	$14.13	6.9	$40,258

Vested and Expected to Vest at May 5, 2007 (1)	1,502	$14.09	6.9	$37,501

Exercisable at May 5, 2007	862	$14.37	6.3	$21,277

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

There were no options granted during the 13 weeks ended May 5, 2007. The weighted average fair value of options granted during the 13 weeks ended April 29, 2006 was $9.34 per share. The total intrinsic value of options exercised during the 13 weeks ended May 5, 2007 and April 29, 2006 was $3.5 million and $4.4 million, respectively.

Assumptions used in the Black-Scholes valuation model are presented below:

	13 weeks ended
	May 5, 2007	April 29, 2006
Expected dividend rate	0%	0%
Expected volatility	42.1%	42.3%
Risk-free interest rate - Stock options	N/A	4.7%
Risk-free interest rate - Purchase Plan	4.9%	4.8%
Expected lives (years) - Stock options	N/A	4.1
Expected lives (years) -Purchase Plan	0.49	0.75

Restricted Stock and Restricted Stock Units

Restricted stock award activity during the 13 weeks ended May 5, 2007 is summarized as follows:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at February 3, 2007	466	$20.90
Granted	790	36.83
Vested	(98)	21.82

Nonvested at May 5, 2007	1,158	$31.69

The following table summarizes restricted stock unit activity during the 13 weeks ended May 5, 2007:

	Number of units (in thousands)	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 3, 2007	191
Granted	110
Vested	(41)
Forfeited	(12)

Outstanding at May 5, 2007	248	2.1	$9,695

Vested and Expected to Vest at May 5, 2007 (1)	197	2.0	$7,680

Vested at May 5, 2007	—	—	$—

(1)	The expected to vest restricted stock units are the result of applying the pre-vesting forfeiture rate assumptions to total unvested units outstanding.

The weighted average grant-date fair value of restricted stock units granted during the 13 weeks ended May 5, 2007 and April 29, 2006 was $40.20 and $22.54, respectively, per unit. Restricted stock units granted in the 13 weeks ended May 5, 2007 included 91,500 awards subject to performance conditions for fiscal 2007, which will determine the total number of restricted stock units that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2008 based on fiscal 2007 results.

4.	Net Income Per Share

Basic net income per share is calculated by dividing net income for the period by the weighted average common shares outstanding for the period. Diluted net income per share includes the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of shares that are to be added to the weighted average number of shares outstanding. The following table summarizes the shares from these potentially dilutive securities, calculated using the treasury stock method:

	13 Weeks Ended
	May 5, 2007	April 29, 2006
Weighted average number of shares - basic	29,996	32,491
Add: effect of dilutive securities	1,267	1,105

Weighted average number of shares - diluted	31,263	33,596

Approximately 45,455 and 107,406 share-based awards for the 13 weeks ended May 5, 2007 and April 29, 2006, respectively, were excluded from the above computations of weighted average shares as the effect would have been anti-dilutive.

5.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended
	May 5, 2007	April 29, 2006
	(in thousands)
Net income	$20,855	$17,883
Other comprehensive income, net of tax	442	188

Total comprehensive income	$21,297	$18,071

6.	Segments

The Company has two reportable segments: retail stores and Play & Music. The retail stores segment includes three brands which sell high quality apparel: Gymboree (including an on-line store), Gymboree Outlet, and Janie and Jack (including an on-line store). Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands):

	13 Weeks Ended May 5, 2007
	Retail Stores	Play & Music	Total
Net sales	$206,721	$2,579	$209,300
Depreciation and amortization	7,081	113	7,194
Operating income	32,908	699	33,607
Total assets	396,630	4,381	401,011
Capital expenditures	17,327	—	17,327

	13 Weeks Ended April 29, 2006
	Retail Stores	Play & Music	Total
Net sales	$183,036	$2,767	$185,803
Depreciation and amortization	6,781	113	6,894
Operating income	27,557	918	28,475
Total assets	403,927	4,979	408,906
Capital expenditures	7,015	45	7,060

Net retail sales from the Company’s Canadian operations were $7.8 million and $7.4 million for the 13 weeks ended May 5, 2007 and April 29, 2006, respectively. Long-lived assets held by the Company’s Canadian operations were $2.5 million and $2.3 million as of May 5, 2007 and April 29, 2006, respectively.

7.	Common Stock Repurchases

On January 23, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under a share repurchase program. On April 20, 2007, the Company completed this share repurchase program, having purchased a total of 1,295,338 shares of Company stock at a cost of $50 million. The Company retired the repurchased shares.

On April 17, 2007, the Board of Directors authorized the Company to utilize an additional $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. Purchases under this share repurchase program will be made from time to time on the open market or in privately negotiated transactions, consistent with the Company’s previously authorized plan. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through February 2, 2008. As of May 5, 2007, the Company repurchased 709,755 shares of Company stock at a cost of $27.6 million.

As a result, during the 13 weeks ended May 5, 2007, the Company repurchased a total of 2,005,093 shares at a cost of $77.6 million ($69.2 million reduced retained earnings and $8.4 million reduced common stock). Subsequent to May 5, 2007, the Company repurchased approximately 102,000 shares at a cost of $4.3 million.

8.	Credit Facility Amendment

On April 25, 2007, the Company entered into a Sixth Amendment to Credit Agreement (the “Sixth Amendment”), dated as of April 24, 2007, by and between the Company and certain of its subsidiaries (collectively, the “Borrowers”) and the Bank of America, N.A. (the “Lender”). The Sixth Amendment amends the Credit Agreement by permitting the Company to purchase, redeem or otherwise acquire shares of its capital stock for cash, subsequent to February 7, 2007, in an aggregate amount of up to $100 million under certain circumstances, an increase from $50 million, as permitted under the terms of the Fifth Amendment to Credit Agreement, dated February 7, 2007.

On June 12, 2007, the Company entered into a Seventh Amendment to Credit Agreement (the “Seventh Amendment”) by and between the Borrowers and the Lender. The Seventh Amendment amends the Credit Agreement by permitting the Company to make capital expenditures of up to $70 million in fiscal 2007.

9.	Discontinued Operations

The Company closed its United Kingdom and Ireland (collectively “Europe”) operations in fiscal 2004 and its Janeville division in fiscal 2006. The results of the Europe and Janeville operations have been presented as discontinued operations in the accompanying financial statements as of February 3, 2007, and for the 13 weeks ended April 29, 2006. Results of the Europe and Janeville operations in fiscal 2007 are insignificant and are included in continuing operations.

Results from discontinued operations for the 13 weeks ended April 29, 2006, net of income tax, were as follows:

	13 Weeks ended April 29, 2006
	Janeville	Europe	Total
	(In thousands)
Net retail sales	$3,144	$—	$3,144

Income (loss) from discontinued operations	$(1,408)	$132	$(1,276)
Income tax benefit (expense)	587	(40)	547

Income (loss) from discontinued operations, net of income tax	$(821)	$92	$(729)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 5, 2007 and April 29, 2006, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation as of February 3, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2007, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to a change in accounting method and the adoption of a new accounting principle. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/DELOITTE & TOUCHE LLP

San Francisco, California

June 12, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document and in our form 10K for the fiscal year ended February 3, 2007. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling high quality apparel and accessories for children under the GYMBOREE® and JANIE AND JACK® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of May 5, 2007, the Company operated a total of 720 retail stores: 581 Gymboree stores (552 in the United States and 29 in Canada), 57 Gymboree Outlet stores and 82 Janie and Jack shops in the United States. The Company also operates online stores at www.gymboree.com and www.janieandjack.com, and offers directed parent-child developmental play programs at 541 franchised and 3 company-operated centers in the United States and 30 other countries.

In August 2007, as previously announced, the Company plans to introduce Crazy 8, its new children’s apparel retail store concept. Crazy 8 will provide wholesome age appropriate fashion, at price points roughly 30% lower than Gymboree. Crazy 8 apparel will be offered in sizes 0-14 and is intended to address a broader demographic customer base than Gymboree. The assortment will also encompass a balanced offering of boy and girl product. Through merchandise design, product presentation, store environment, customer service and packaging, the Crazy 8 concept is intended to reflect an upscale experience at mass market prices. The Company plans to open approximately 10 to 20 stores in the second half of fiscal 2007, with an average store size of 2,500 square feet. The Company is initially clustering Crazy 8 stores in four U.S. markets: Northern California, Southern California, Houston, and the Northeast. The stores will be located in malls, lifestyle centers and other locations where the target customers shop. Crazy 8 will also be supported by an online store.

During the quarter, the Company opened 8 Gymboree stores, 2 Janie and Jack shops, and 15 Gymboree Outlet stores. The Company also relocated or remodeled 13 Gymboree stores, closed 2 Gymboree stores and 1 Janie and Jack shop.

For the remainder of fiscal 2007, the Company plans to open approximately 12 Gymboree stores, 30 Gymboree Outlet stores, 13 Janie and Jack shops and a minimum of 10 Crazy 8 stores. The Company also expects to relocate or remodel approximately 50 Gymboree stores.

The Company closed its Europe operations in fiscal 2004 and its Janeville division in fiscal 2006. The results of the Europe and Janeville operations have been presented as discontinued operations in the accompanying financial statements as of February 3, 2007, and for the 13 weeks ended April 29, 2006. Results of the Europe and Janeville operations in fiscal 2007 are insignificant and are included in continuing operations.

Results of Operations

13 weeks ended May 5, 2007 compared to 13 weeks ended April 29, 2006

Net Sales

Net retail sales in the first quarter of fiscal 2007 increased to $206.7 million from $183.0 million in the same period last year, an increase of $23.7 million, or 13%. Comparable store sales increased 3% over the same period last year. This increase was primarily driven by the positive response to the Company’s direct mail offerings in the quarter as well as an overall increase in total transactions. Non-comparable store sales increased due to net store and square footage growth of 65 stores and approximately 146,000 square feet, respectively. There were 720 stores open at the end of the first quarter of fiscal 2007 compared to 655 as of the end of the same period last year.

Play & Music net sales in the first quarter of fiscal 2007 decreased to $2.6 million from $2.8 million in the same period last year due to lower franchise fee revenue.

Gross Profit

Gross profit for the first quarter of fiscal 2007 increased to $103.8 million from $90.3 million in the same period last year. As a percentage of net sales, gross profit for the first quarter of fiscal 2007 increased one percentage point to 49.6% from 48.6% in the same period last year. This increase was primarily due to lower product costs resulting from the Company’s product cost reduction strategies and, to a lesser extent, lower inventory shrink accruals and freight costs. Margin improvement was partially offset by lower full priced selling and increased buying costs associated with the Company’s new retail concept, Crazy 8.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $70.2 million in the first quarter of fiscal 2007 from $61.8 million in the same period last year. The increase was primarily due to an increase in employee compensation due to the opening of new retail stores and sales volume growth, as well as an increase in direct marketing costs. As a percentage of net sales, SG&A expenses increased slightly to 33.5% of sales for the first quarter of fiscal 2007 compared to 33.3% of sales in the same period last year. Excluding incremental direct marketing costs, SG&A expenses as a percentage of sales were 32.6%, a 70 basis point improvement over the same period last year.

Income Taxes

The Company’s effective tax rates for the first quarters of fiscal 2007 and 2006 were 39.9% and 37.4%, respectively. The difference in tax rates is primarily due to the release of valuation allowances, which resulted in a one-time tax benefit in fiscal 2006. The Company determined that valuation allowances associated with certain tax attributes were no longer needed based on the Company’s recent history of profitable performance. As a result, the Company expects the current year tax rate to be higher than in the prior year. The actual fiscal 2007 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2007, the potential resolution of outstanding tax contingencies, and the ongoing impact of FIN 48.

Discontinued Operations

The loss reported for the discontinued Europe and Janeville operations in the first quarter of fiscal 2006 primarily represents operating losses from the Janeville division.

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

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates affecting the application of those accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007, except for the adoption of FIN 48 discussed in Note 2 to the condensed consolidated financial statements.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $27.8 million at May 5, 2007, an increase of $0.3 million from February 3, 2007. Marketable securities were $66.5 million at May 5, 2007, a decrease of $62.9 million from fiscal 2006 year end. Working capital as of May 5, 2007 was $103.7 million compared to $161.7 million as of February 3, 2007.

Net cash provided by operating activities for the 13 weeks ended May 5, 2007 was $27.9 million compared to $44.9 million in the same period last year. This decrease was primarily due to changes in the timing of accounts receivable (amounts received) and accounts payable (payments made).

Net cash provided by investing activities for the 13 weeks ended May 5, 2007 was $45.5 million compared to net cash used in investing activities of $48.9 million in the same period last year. Net cash provided by investing activities for the 13 weeks ended May 5, 2007 consisted of $62.9 million in net marketable securities proceeds, offset by $17.3 million in capital expenditures primarily for the opening of 25 new stores, relocation, remodeling and/or expansion of 13 existing stores, and investments in the Company’s distribution center. As of May 5, 2007, the Company had incurred approximately $7.6 million in capital expenditures related to the expansion of the Company’s distribution center. The Company estimates that capital expenditures during the remainder of fiscal 2007 will be approximately $53 million.

Net cash used in financing activities for the 13 weeks ended May 5, 2007 was $73.7 million compared to $13.7 million in the same period last year. This increase was primarily due to an increase in stock repurchases. Total repurchases in the first quarter of fiscal 2007 were $77.6 million for 2,005,093 shares. Subsequent to May 5, 2007, the Company repurchased approximately 102,000 shares at a cost of $4.3 million.

The Company has an unsecured revolving credit facility for borrowings of up to $70 million. The credit facility expires in August 2008 and provides the Company with the option to increase the credit facility up to $80 million if certain financial covenants are met. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of May 5, 2007, the Company was in compliance with these covenants. As of May 5, 2007, $44.4 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the quarter was $53.3 million.

There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended February 3, 2007.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	May 5, 2007
	Notional Amount	Fair Value Loss	Weighted Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$1,843	$(52)	$0.91

Total	$1,843	$(52)

	April 29, 2006
	Notional Amount	Fair Value Loss	Weighted Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$1,749	$(65)	$0.89

Total	$1,749	$(65)

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure them that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Operating Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the first quarter of fiscal 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended February 3, 2007, which could affect its business, prospects and results of operations.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase

On January 23, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under a share repurchase program commencing on that date and continuing until February 2, 2008. On April 20, 2007, the Company completed this share repurchase program, having purchased a total of 1,295,338 shares of Company stock at a cost of $50 million. The Company retired the repurchased shares.

On April 17, 2007, the Board of Directors authorized the Company to utilize an additional $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. Purchases under this share repurchase program will be made from time to time on the open market or in privately negotiated transactions, consistent with the Company’s previously authorized plan. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through February 2, 2008. As of May 5, 2007, the Company repurchased 709,755 shares of Company stock at a cost of $27.6 million.

Stock repurchases for the quarter ended May 5, 2007, respectively, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (February 4 - March 3)	1,231,588	$38.51	1,231,588	$2,568,000
Month #2 (March 4 - April 7)	—	$—	—	$2,568,000
Month #3 (April 8 - May 5))	773,505	$39.03	773,505	$22,380,000

Total, May 5, 2007	2,005,093	$38.71	2,005,093	$22,380,000

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

In the “Independent Registered Public Accounting Firm Fees and Services” section of the Company’s Proxy Statement for its 2007 Annual Meeting of Stockholders dated May 3, 2007, the amounts for Tax Fees and All Other Fees billed by Deloitte & Touche for fiscal 2006 were incorrectly stated. Amounts relating to fees reported in the footnotes to the fee table were correct.

The correct amounts for fees billed by Deloitte & Touche for fiscal 2006 and fiscal 2005 are set forth in the table below:

	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$1,094,000	$895,000
Audit Related Fees (2)	$35,000	$29,000
Tax Fees (3)	$307,000	$186,000
All Other Fees (4)	$28,000	$99,000

Item 6.	EXHIBITS

3.2	Amended and Restated Bylaws of The Gymboree Corporation (1)

10.82	Sixth Amendment to Credit Agreement, dated April 24, 2007 (2)

10.83	Seventh Amendment to Credit Agreement, dated June 12, 2007

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as

Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2007.

(2)	Incorporated by reference to Exhibit 10.82 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

June 12, 2007	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.2	Amended and Restated Bylaws of The Gymboree Corporation (1)

10.82	Sixth Amendment to Credit Agreement, dated April 24, 2007 (2)

10.83	Seventh Amendment to Credit Agreement, dated June 12, 2007

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2007.

(2)	Incorporated by reference to Exhibit 10.82 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.