Form 10-Q
period 2007-08-04
GYMBOREE CORP
filed 2007-09-12
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 4, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

As of August 31, 2007, 30,317,038 shares of the registrant’s common stock were outstanding.

Part I—FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 4, 2007	February 3, 2007	July 29, 2006
Assets
Current Assets
Cash and cash equivalents	$34,023	$27,493	$31,581
Marketable securities	—	129,325	85,250
Accounts receivable	17,700	12,988	11,068
Merchandise inventories	115,677	104,293	92,541
Prepaid income taxes	18,412	—	16,056
Prepaid expenses	14,109	10,323	2,952
Deferred income taxes	9,297	9,298	4,470
Current assets of discontinued operations	—	126	11,726

Total current assets	209,218	293,846	255,644

Property and Equipment
Land and buildings	10,615	10,615	10,376
Leasehold improvements	185,379	164,546	151,912
Furniture, fixtures and equipment	176,744	158,104	151,284

	372,738	333,265	313,572
Less accumulated depreciation and amortization	(194,755)	(183,014)	(173,832)

	177,983	150,251	139,740
Deferred Income Taxes	13,175	8,710	4,295
Lease Rights and Other Assets	1,540	1,401	1,285

Total Assets	$401,916	$454,208	$400,964

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$57,391	$55,872	$43,901
Accrued liabilities	72,385	66,334	69,512
Income tax payable	—	8,002	—
Current liabilities of discontinued operations	—	1,928	3,849

Total current liabilities	129,776	132,136	117,262

Long-Term Liabilities
Deferred rent and other liabilities	51,104	46,345	46,475
Unrecognized tax benefits	9,081	—	—

Total Liabilities	189,961	178,481	163,737

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 30,294,645, 31,769,608 and 31,464,176 shares issued and outstanding at August 4, 2007, February 3, 2007, and July 29, 2006, respectively)	135,002	132,603	105,106
Retained earnings	77,385	144,097	132,725
Accumulated other comprehensive loss	(432)	(973)	(604)

Total stockholders’ equity	211,955	275,727	237,227

Total Liabilities and Stockholders’ Equity	$401,916	$454,208	$400,964

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
Net sales:
Retail	$179,854	$149,643	$386,575	$332,679
Play & Music	2,500	2,481	5,079	5,248

Total net sales	182,354	152,124	391,654	337,927
Cost of goods sold, including buying and occupancy expenses	(102,141)	(86,873)	(207,641)	(182,367)

Gross profit	80,213	65,251	184,013	155,560
Selling, general and administrative expenses	(71,737)	(65,434)	(141,930)	(127,268)

Operating income (loss)	8,476	(183)	42,083	28,292
Other income, net	637	1,748	1,755	2,986

Income from continuing operations, before income taxes	9,113	1,565	43,838	31,278
Income tax expense	(3,311)	(405)	(17,181)	(11,506)

Income from continuing operations, net of income taxes	5,802	1,160	26,657	19,772
Loss from discontinued operations, net of income taxes	—	(616)	—	(1,345)

Net income	$5,802	$544	$26,657	$18,427

Basic per share amounts:
Income from continuing operations, net of income taxes	$0.20	$0.04	$0.90	$0.62
Loss from discontinued operations, net of income taxes	—	(0.02)	—	(0.04)

Net income	$0.20	$0.02	$0.90	$0.58

Diluted per share amounts:
Income from continuing operations, net of income taxes	$0.19	$0.04	$0.86	$0.59
Loss from discontinued operations, net of income taxes	—	(0.02)	—	(0.04)

Net income	$0.19	$0.02	$0.86	$0.55

Weighted average shares outstanding:
Basic	29,323	31,570	29,659	32,031
Diluted	30,452	33,041	30,846	33,380

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	August 4, 2007	July 29, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,657	$18,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,704	14,302
Deferred income tax benefit	—	(228)
Loss on disposal of property and equipment and other	482	23
Excess tax benefits from share-based awards	(2,964)	(2,529)
Tax benefit from exercise of stock options	3,223	4,121
Share-based compensation expense	5,638	5,963
Change in assets and liabilities:
Accounts receivable	(4,646)	918
Merchandise inventories	(11,292)	6,401
Prepaid expenses and other assets	(3,793)	858
Prepaid income taxes	(23,748)	(10,771)
Accounts payable	1,212	(652)
Accrued liabilities	(230)	12,389
Deferred and other liabilities	4,132	409

Net cash provided by operating activities	9,375	49,631

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	404,978	698,685
Purchases of marketable securities	(275,653)	(668,935)
Capital expenditures	(38,485)	(15,899)
Proceeds from sale of assets and other	1	42

Net cash provided by investing activities	90,841	13,893

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,196	10,494
Repurchases of common stock	(101,801)	(77,127)
Excess tax benefits from share-based awards	2,964	2,529

Net cash used in financing activities	(94,641)	(64,104)

Effect of exchange rate fluctuations on cash	955	124

Net Increase (Decrease) in Cash and Cash Equivalents	6,530	(456)
CASH AND CASH EQUIVALENTS:
Beginning of Period	27,493	32,037

End of Period	$34,023	$31,581

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$10,763	$4,585
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$37,612	$17,633
Cash paid for interest	$26	$65

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

The results of operations for the 26 weeks ended August 4, 2007, are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 2, 2008 (“fiscal 2007”).

2.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) – Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of February 4, 2007, the first day of the 2007 fiscal year.

As a result of the Company’s adoption of FIN 48, the Company recognized a $2.3 million cumulative decrease to retained earnings. The Company also recognized a liability for unrecognized tax benefits of $9.5 million, of which $6.6 million (net of tax) would reduce the Company’s effective tax rate if recognized in future periods. The interest and penalties, if any, related to unrecognized tax benefits are recorded in income tax expense. As of the beginning of fiscal 2007, the Company had $2.5 million of accrued interest and penalties included in unrecognized tax benefits.

Through August 4, 2007, the liability for unrecognized tax benefits decreased by $0.4 million to $9.1 million as a result of the favorable settlement of $1.6 million in state tax liabilities in certain jurisdictions, offset primarily by the additional accrual of $1.2 million for foreign tax withholdings as well as penalties and interest on existing FIN 48 liabilities. The Company currently does not expect significant changes related to unrecognized tax benefits through the end of fiscal 2007.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. With some exceptions, the Company is no longer subject to U.S. federal, state/local, or Canadian income tax examinations by tax authorities for years prior to fiscal year 2003, 2002 and 2001, respectively. The Company commenced certain state tax audits during the second quarter of fiscal 2007. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated financial statements.

3.	Share Based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consists of the following:

	13 weeks ended		26 weeks ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(in thousands)
Stock Options	$723	$3,479	$1,502	$4,829
Restricted Stock Awards and Units	2,107	601	3,928	1,010
Employee Stock Purchase Plan	130	95	208	124

Total	$2,960	$4,175	$5,638	$5,963

Stock Options

The following table summarizes stock option activity during the 26 weeks ended August 4, 2007:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 3, 2007	1,800	$14.13
Exercised	(243)	14.79
Forfeited	(46)	13.81
Expired	(1)	9.38

Outstanding at August 4, 2007	1,510	$14.04	6.7	$41,579

Vested and Expected to Vest at August 4, 2007 (1)	1,412	$14.00	6.6	$38,955

Exercisable at August 4, 2007	895	$14.21	6.1	$24,485

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

There were no options granted during the 26 weeks ended August 4, 2007. The weighted average fair value of options granted during the 26 weeks ended July 29, 2006 was $9.26 per share. The total intrinsic value of options exercised during the 26 weeks ended August 4, 2007 and July 29, 2006 was $6.2 million and $11.4 million, respectively.

The Company used the Black-Scholes valuation model to calculate the fair value of options granted and shares purchased under the Company’s Employee Stock Purchase Plan during the period. Assumptions used in the Black-Scholes valuation model are presented below:

	26 weeks ended
	August 4, 2007	July 29, 2006
Expected dividend rate	0%	0%
Expected volatility	41.7%	42.3%
Risk-free interest rate - Stock options	N/A	4.7%
Risk-free interest rate - Purchase Plan	4.8%	4.8%
Expected lives (years) - Stock options	N/A	4.1
Expected lives (years) - Purchase Plan	0.5	0.75

Restricted Stock and Restricted Stock Units

Restricted stock award activity during the 26 weeks ended August 4, 2007 is summarized as follows:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at February 3, 2007	466	$20.90
Granted	800	36.89
Vested	(131)	20.37

Nonvested at August 4, 2007	1,135	$32.24

The following table summarizes restricted stock unit activity during the 26 weeks ended August 4, 2007:

	Number of units (in thousands)	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 3, 2007	191
Granted	110
Vested	(42)
Forfeited	(12)

Outstanding at August 4, 2007	247	1.8	$10,279

Vested and Expected to Vest at August 4, 2007 (1)	196	1.7	$8,140

Vested at August 4, 2007	—	—	$—

(1) The expected to vest restricted stock units are the result of applying the pre-vesting forfeiture rate assumptions to total unvested units outstanding.

The weighted average grant-date fair value of restricted stock units granted during the 26 weeks ended August 4, 2007 and July 29, 2006 was $40.20 and $23.05, respectively, per unit.

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

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(in thousands)
Weighted average number of shares - basic	29,323	31,570	29,659	32,031
Add: effect of dilutive securities	1,129	1,471	1,187	1,349

Weighted average number of shares - diluted	30,452	33,041	30,846	33,380

The following table summarizes the number of share-based awards excluded from the computation of weighted average shares due to their anti-dilutive effect:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(in thousands)
Anti-dilutive share-based awards	—	6	23	57

5.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 4, 2007	July 29, 2006	August 4, 2007	July 29, 2006
	(in thousands)
Net income	$5,802	$544	$26,657	$18,427
Other comprehensive income, net of tax	200	84	642	272

Total comprehensive income	$6,002	$628	$27,299	$18,699

6.	Segments

The Company has two reportable segments: retail stores and Play & Music. The retail stores segment includes four brands which sell children’s apparel: Gymboree (including an on-line store), Gymboree Outlet, Janie and Jack (including an on-line store), and Crazy 8 (including an on-line store). Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended August 4, 2007			26 Weeks Ended August 4, 2007
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$179,854	$2,500	$182,354	$386,575	$5,079	$391,654
Depreciation and amortization	7,398	112	7,510	14,478	226	14,704
Operating income	7,979	497	8,476	40,887	1,196	42,083
Total assets	397,866	4,050	401,916	397,866	4,050	401,916
Capital expenditures	21,129	29	21,158	38,456	29	38,485

	13 Weeks Ended July 29, 2006			26 Weeks Ended July 29, 2006
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$149,643	$2,481	$152,124	$332,679	$5,248	$337,927
Depreciation and amortization	6,678	113	6,791	13,459	226	13,685
Operating income (loss)	(959)	776	(183)	26,598	1,694	28,292
Total assets	384,481	4,757	389,238	384,481	4,757	389,238
Capital expenditures	8,722	66	8,788	15,736	112	15,848

Net retail sales from the Company’s Canadian operations were $7.8 million and $6.8 million for the 13 weeks ended August 4, 2007 and July 29, 2006, respectively, and $15.6 million and $14.2 million for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively. Long-lived assets held by the Company’s Canadian operations were $3.2 million and $2.3 million as of August 4, 2007 and July 29, 2006, respectively.

7.	Common Stock Repurchases

On January 23, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under a share repurchase program. On April 20, 2007, the Company completed this share repurchase program, having purchased a total of 1,295,338 shares of Company stock at an aggregate cost of $50 million, or approximately $38.57 per share. The Company retired the repurchased shares.

On April 17, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. In the second quarter, the Company completed this repurchase program, having purchased a total of 1,240,478 shares of Company stock at an aggregate cost of $50 million, or approximately $40.29 per share. The Company plans to retire the repurchased shares.

On July 30, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. Purchases under this share repurchase program will be made from time to time on the open market or in privately negotiated transactions, consistent with the Company’s previously authorized programs. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through July 31, 2008. As of August 4, 2007, the Company had repurchased 43,412 shares of Company stock at an aggregate cost of $1.8 million, or approximately $41.90 per share.

As a result, during the 26 weeks ended August 4, 2007, the Company repurchased a total of 2,579,228 shares of Company stock at a cost of $101.8 million ($91.0 million reduced retained earnings and $10.8 million reduced common stock).

8.	Credit Facility Amendment

On July 31, 2007, the Company entered into an Eighth Amendment to Credit Agreement (the “Eighth Amendment”), by and between the Company and certain of its subsidiaries (collectively, the “Borrowers”) and the Bank of America, N.A. (the “Lender”). The Eighth Amendment amends certain terms of the Credit Agreement dated as of August 11, 2003, as previously amended, to (1) revise the definition of Consolidated Asset Coverage Ratio and (2) permit the Company to purchase, redeem or otherwise acquire shares of its capital stock for cash in an aggregate amount of up to $150,000,000 under certain circumstances, an increase from $100,000,000, as permitted under the terms of the Sixth Amendment to Credit Agreement dated April 24, 2007.

On August 27, 2007, the Company exercised its right under the Credit Agreement to increase its credit facility from $70 million to $80 million. The credit facility, which expires in August 2008, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of August 4, 2007, the Company was in compliance with these covenants. As of August 4, 2007, $61.2 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding.

9.	Discontinued Operations

The Company closed its United Kingdom and Ireland (collectively “Europe”) operations in fiscal 2004 and its Janeville division in fiscal 2006. The results of the Europe and Janeville operations have been presented as discontinued operations in the accompanying financial statements for the 13 and 26 weeks ended July 29, 2006. Results of the Europe and Janeville operations in fiscal 2007 are insignificant and are included in continuing operations.

Results from discontinued operations for the 13 and 26 weeks ended July 29, 2006, net of income tax, were as follows:

	13 Weeks ended July 29, 2006
	Janeville	Europe	Total
	(In thousands)
Net retail sales	$3,352	$—	$3,352

Income (loss) from discontinued operations	$(895)	$12	$(883)
Income tax benefit (expense)	281	(14)	267

Loss from discontinued operations, net of income tax	$(614)	$(2)	$(616)

	26 Weeks ended July 29, 2006
	Janeville	Europe	Total
	(In thousands)
Net retail sales	$6,496	$—	$6,496

Income (loss) from discontinued operations	$(2,303)	$144	$(2,159)
Income tax benefit (expense)	868	(54)	814

Income (loss) from discontinued operations, net of income tax	$(1,435)	$90	$(1,345)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of August 4, 2007 and July 29, 2006, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods then ended, and cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

September 11, 2007

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, general economic conditions such as, but not limited to, reductions in consumer spending generally attributed to current conditions in the housing and home mortgage markets, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document and in our form 10-K for the fiscal year ended February 3, 2007. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling apparel and accessories for children under the GYMBOREE®, JANIE AND JACK® and Crazy 8™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of August 4, 2007, the Company operated a total of 739 retail stores: 585 Gymboree stores (555 in the United States and 30 in Canada), 70 Gymboree Outlet stores, 83 Janie and Jack shops, and 1 Crazy 8 store in the United States. The Company also operates online stores at www.gymboree.com and www.janieandjack.com and opened its online store at www.crazy8.com on August 16, 2007. The Company also offers directed parent-child developmental play programs at 541 franchised and Company-operated centers in the United States and 31 other countries.

During the quarter, the Company opened 5 Gymboree stores (4 in the U.S. and 1 in Canada), 13 Gymboree Outlet stores, 1 Janie and Jack shop, and 1 Crazy 8 store. The Company also relocated or remodeled 31 Gymboree stores and closed 1 Gymboree store.

For the remainder of fiscal 2007, the Company plans to open approximately 13 Gymboree stores, 13 Gymboree Outlet stores, 10 Janie and Jack shops and 14 Crazy 8 stores. The Company also expects to relocate or remodel approximately 8 Gymboree stores.

The Company closed its Europe operations in fiscal 2004 and its Janeville division in fiscal 2006. The results of the Europe and Janeville operations have been presented as discontinued operations in the accompanying financial statements for the 13 and 26 weeks ended July 29, 2006. Results of the Europe and Janeville operations in fiscal 2007 are insignificant and are included in continuing operations.

Results of Operations

13 weeks ended August 4, 2007 compared to 13 weeks ended July 29, 2006

Net Sales

Net retail sales in the second quarter of fiscal 2007 increased to $179.9 million from $149.6 million in the same period last year, an increase of $30.3 million, or 20.3%. Comparable store sales increased 5% over the same period last year primarily due to continued strong results from our Boy departments, as well as from Gymboree Outlet and Janie and Jack. Non-comparable store sales increased due to net store and square footage growth of 72 stores and approximately 160,000 square feet, respectively. There were 739 stores open at the end of the second quarter of fiscal 2007 compared to 667 at the end of the same period last year.

Gross Profit

Gross profit for the second quarter of fiscal 2007 increased to $80.2 million from $65.3 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2007 increased 1.1 percentage points to 44.0% from 42.9% in the same period last year. This increase was primarily due to lower product costs resulting from the Company’s product cost reduction strategies, occupancy expense leverage, freight cost savings, and lower inventory shrink accruals. Margin improvement was partially offset by lower full-priced selling and increased buying costs associated with the Company’s new retail concept, Crazy 8.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $71.7 million in the second quarter of fiscal 2007 from $65.4 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 3.7 percentage points to 39.3% for the second quarter of fiscal 2007 compared to 43.0% in the same period last year. SG&A expenses in the second quarter of fiscal 2006 included a charge of $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer. Excluding this item, SG&A as a percentage of sales for the second quarter of fiscal 2007 decreased 1.3 percentage points from 40.6% in the same period last year. SG&A savings as a percentage of sales for the second quarter of fiscal 2007 were due to leveraging of compensation and depreciation expenses, partially offset by increases in marketing expenses of approximately 0.7 percentage points.

Other Income, Net

Other income decreased to $0.6 million in the second quarter of fiscal 2007 from $1.7 million in the same period last year, primarily due to lower investment balances resulting from the Company’s stock repurchase programs. Other income in the second quarter of fiscal 2006 also included approximately $400,000 received as a result of the settlement of class action antitrust litigation against Visa/Mastercard.

Income Taxes

The Company’s effective tax rates for the second quarters of fiscal 2007 and 2006 were 36.3% and 25.9%, respectively. The difference in tax rates is primarily due to the release of valuation allowances in fiscal 2006, which were no longer needed based on the Company’s recent history of profitable performance. In addition, in fiscal 2006, the Company recognized the future benefit of state income tax rate adjustments. As a result, the Company expects the current year tax rate to be higher than in the prior year. The effective tax rate in the second quarter of fiscal 2007 was also impacted by a favorable settlement with certain state taxing authorities of $1.1 million, offset in part by foreign withholding taxes of $0.9 million. The actual fiscal 2007 effective tax rate will ultimately depend on several variables, including the Company’s overall level of earnings in fiscal 2007, the mix of earnings between domestic and international operations, and the potential resolution of outstanding tax contingencies.

Discontinued Operations

The loss reported for the discontinued Europe and Janeville operations in the second quarter of fiscal 2006 primarily represents operating losses from the Janeville division.

Results of Operations

26 weeks ended August 4, 2007 compared to 26 weeks ended July 29, 2006

Net Sales

Net retail sales for the 26 weeks ended August 4, 2007 increased to $386.6 million from $332.7 million in the same period last year, an increase of $53.9 million, or 16.2%. Comparable store sales increased 4% over the same period last year. This increase was primarily driven by the positive response to the Company’s direct mail offerings and continued strength in sales from our Boy departments. Non-comparable store sales increased due to net store and square footage growth of 72 stores and approximately 160,000 square feet, respectively. There were 739 stores open at the end of the second quarter of fiscal 2007 compared to 667 at the end of the same period last year.

Gross Profit

Gross profit for the 26 weeks ended August 4, 2007 increased to $184.0 million from $155.6 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended August 4, 2007 increased one percentage point to 47.0% from 46.0% in the same period last year. This increase was primarily due to lower product costs resulting from the Company’s product cost reduction strategies and, to a lesser extent, occupancy expense leverage, lower inventory shrink accruals and freight costs. Margin improvement was partially offset by lower full-priced selling and increased buying costs associated with the Company’s new retail concept, Crazy 8.

Selling, General and Administrative Expenses

SG&A expenses increased to $141.9 million in the 26 weeks ended August 4, 2007 from $127.3 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 1.5 percentage points to 36.2% for the 26 weeks ended August 4, 2007 from 37.7% in the same period last year. SG&A expenses for the 26 weeks ended July 29, 2006 included a charge of $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer. Excluding this item, SG&A as a percentage of sales for the 26 weeks ended August 4, 2007 decreased 0.4 percentage points from 36.6% in the same period last year. SG&A savings as a percentage of sales for the 26 weeks ended August 4, 2007 were due to leveraging of compensation and depreciation expense, offset by increases in marketing expenses of approximately 0.6 percentage points.

Other Income, Net

Other income decreased to $1.8 million in the 26 weeks ended August 4, 2007 from $3.0 million in the same period last year primarily due to lower investment balances resulting from the Company’s stock repurchase programs. Other income for the 26 weeks ended July 29, 2006 also included approximately $400,000 received as a result of the settlement of class action antitrust litigation against Visa/Mastercard.

Income Taxes

The Company’s effective tax rates for the 26 weeks ended August 4, 2007 and July 29, 2006 were 39.2% and 36.8%, respectively. The difference in tax rates is primarily due to the release of valuation allowances in fiscal 2006, which were no longer needed based on the Company’s recent history of profitable performance. In addition, in fiscal 2006, the Company recognized the future benefit of state income tax rate adjustments. As a result, the Company expects the current year tax rate to be higher than in the prior year. The effective tax rate for the 26 weeks ended August 4, 2007 was also impacted by a favorable settlement with certain state taxing authorities of $1.1 million, offset in part by foreign withholding taxes of $0.9 million. The actual fiscal 2007 effective tax rate will ultimately depend on several variables, including the Company’s overall level of earnings in fiscal 2007, the mix of earnings between domestic and international operations, the potential resolution of outstanding tax contingencies, and the ongoing impact of FIN 48.

Discontinued Operations

The loss reported for the discontinued Europe and Janeville operations in the 26 weeks ended August 4, 2007 primarily represents operating losses from the Janeville division.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $34.0 million at August 4, 2007, an increase of $6.5 million from February 3, 2007. There were no marketable securities at August 4, 2007, a decrease of $129.3 million from fiscal 2006 year end. Working capital as of August 4, 2007 was $79.4 million compared to $161.7 million as of February 3, 2007. The decrease in working capital is primarily due to the Company’s stock repurchase program described in Note 7 to the condensed consolidated financial statements.

Net cash provided by operating activities for the 26 weeks ended August 4, 2007 was $9.4 million compared to $49.6 million in the same period last year. This decrease was primarily due to an increase in inventory purchases to support planned store and sales growth, an increase in prepaid income taxes due to increased profitability, as well as timing of other payments made due to the shift in the retail calendar associated with the 53rd week of fiscal 2006.

Net cash provided by investing activities for the 26 weeks ended August 4, 2007 was $90.8 million compared to $13.9 million in the same period last year. Net cash provided by investing activities for the 26 weeks ended August 4, 2007 consisted of $129.3 million in net marketable securities proceeds, offset by $38.5 million in capital expenditures primarily for the opening of 45 new stores, relocation, remodeling and/or expansion of 44 existing stores, and investments in the Company’s distribution center and new point of sale system. The Company estimates that capital expenditures during the remainder of fiscal 2007 will be approximately $32 million.

Net cash used in financing activities for the 26 weeks ended August 4, 2007 was $94.6 million compared to $64.1 million in the same period last year. This increase was primarily due to an increase in stock repurchases. Total repurchases in the 26 weeks ended August 4, 2007 were $101.8 million for 2,579,228 shares.

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (increased from $70 million on August 27, 2007). The credit facility, which expires in August 2008, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of August 4, 2007, the Company was in compliance with these covenants. As of August 4, 2007, $61.2 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 26 weeks ended August 4, 2007 was $64.2 million.

There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended February 3, 2007.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes to the notional amounts and fair values of the Company’s forward foreign exchange contracts since its Annual Report on Form 10-K for the year ended February 3, 2007.

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the second quarter of fiscal 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase

On April 17, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under a share repurchase program. In the second quarter, the Company completed this repurchase program, having purchased a total of 1,240,478 shares of Company stock at an aggregate cost of $50 million, or approximately $40.29 per share. The Company plans to retire the repurchased shares.

On July 30, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. Purchases under this share repurchase program will be made from time to time on the open market or in privately negotiated transactions, consistent with the Company’s previously authorized plan. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through July 31, 2008. As of August 4, 2007, the Company had repurchased 43,412 shares of Company stock at a cost of $1.8 million, or approximately $41.90 per share.

Stock repurchases for the quarter ended August 4, 2007, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (May 6 - June 2)	—	$—	—	$22,380,000
Month #2 (June 3 - July 7)	518,409	$42.14	518,409	$534,000
Month #3 (July 8 - August 4)	55,726	$41.92	55,726	$48,198,000

Total, August 4, 2007	574,135	$42.12	574,135	$48,198,000

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2007 Annual Meeting of Stockholders was held on June 12, 2007, at which time the stockholders voted on the following proposals:

(I)	Election of two Class II directors, each to serve for a three-year term expiring upon the 2010 Annual Meeting of Stockholders or until their successors are elected.

	For	Withheld
Blair W. Lambert	24,539,693	2,325,083
Daniel R. Lyle	26,593,785	270,991

Continuing Class I directors, whose terms will expire at the Annual Meeting in 2009, are Matthew K. McCauley and Gary M. Heil. Continuing Class III directors, whose terms will expire at the Annual Meeting in 2008, are John C. Pound and William U. Westerfield.

(II)	Advisory vote on the appointment of Deloitte & Touche LLP as the independent registered public accounting firm of the Company for the fiscal year ending February 2, 2008 was as follows:

For	Against	Abstain
26,188,431	666,617	9,728

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.84	Eighth Amendment to Credit Agreement, dated July 31, 2007 (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.84 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 11, 2007	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.84	Eighth Amendment to Credit Agreement, dated July 31, 2007 (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.84 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007.