Form 10-Q
period 2007-11-03
GYMBOREE CORP
filed 2007-12-12
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 3, 2007

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

As of November 30, 2007, 28,662,296 shares of the registrant’s common stock were outstanding.

Part I — FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 3, 2007	February 3, 2007	October 28, 2006
Assets
Current Assets
Cash and cash equivalents	$24,096	$27,493	$25,549
Marketable securities	—	129,325	97,600
Accounts receivable	19,403	12,988	14,112
Merchandise inventories	130,520	104,293	102,784
Prepaid income taxes	—	—	11,471
Prepaid expenses	12,695	10,323	3,202
Deferred income taxes	9,298	9,298	3,710
Current assets of discontinued operations	—	126	2,143

Total current assets	196,012	293,846	260,571

Property and Equipment
Land and buildings	12,362	10,615	10,375
Leasehold improvements	195,183	164,546	159,295
Furniture, fixtures and equipment	181,363	158,104	154,824

	388,908	333,265	324,494
Less accumulated depreciation and amortization	(202,228)	(183,014)	(178,973)

	186,680	150,251	145,521
Deferred Income Taxes	13,175	8,710	3,538
Lease Rights and Other Assets	1,575	1,401	1,178

Total Assets	$397,442	$454,208	$410,808

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$62,974	$55,872	$52,835
Accrued liabilities	75,078	66,334	63,452
Income tax payable	1,641	8,002	—
Current liabilities of discontinued operations	—	1,928	3,350

Total current liabilities	139,693	132,136	119,637

Long-Term Liabilities
Deferred rent and other liabilities	52,401	46,345	46,628
Unrecognized tax benefits	8,841	—	—

Total Liabilities	200,935	178,481	166,265

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized, 29,024,638, 31,769,608 and 31,613,812 shares issued and outstanding at November 3, 2007, February 3, 2007, and October 28, 2006, respectively)	133,717	132,603	125,652
Retained earnings	62,529	144,097	119,689
Accumulated other comprehensive gain (loss)	261	(973)	(798)

Total stockholders’ equity	196,507	275,727	244,543

Total Liabilities and Stockholders’ Equity	$397,442	$454,208	$410,808

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales:
Retail	$247,569	$209,987	$634,145	$542,666
Play & Music	3,163	2,708	8,242	7,956

Total net sales	250,732	212,695	642,387	550,622
Cost of goods sold, including buying and occupancy expenses	(126,020)	(104,037)	(333,661)	(286,404)

Gross profit	124,712	108,658	308,726	264,218
Selling, general and administrative expenses	(80,314)	(68,796)	(222,244)	(196,064)

Operating income	44,398	39,862	86,482	68,154
Other income, net	691	1,043	2,446	4,029

Income from continuing operations, before income taxes	45,089	40,905	88,928	72,183
Income tax expense	(18,194)	(16,303)	(35,376)	(27,809)

Income from continuing operations, net of income taxes	26,895	24,602	53,552	44,374
Loss from discontinued operations, net of income taxes	—	(7,185)	—	(8,530)

Net income	$26,895	$17,417	$53,552	$35,844

Basic per share amounts:
Income from continuing operations, net of income taxes	$0.94	$0.79	$1.83	$1.40
Loss from discontinued operations, net of income taxes	—	(0.23)	—	(0.27)

Net income	$0.94	$0.56	$1.83	$1.13

Diluted per share amounts:
Income from continuing operations, net of income taxes	$0.91	$0.75	$1.76	$1.34
Loss from discontinued operations, net of income taxes	—	(0.22)	—	(0.26)

Net income	$0.91	$0.53	$1.76	$1.08

Weighted average shares outstanding:
Basic	28,565	31,332	29,294	31,798
Diluted	29,621	32,735	30,438	33,206

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	November 3, 2007	October 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$53,552	$35,844
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,686	21,523
Deferred income tax provision	—	1,058
Loss on disposal of property and equipment and other	632	7,035
Excess tax benefits from share-based awards	(3,245)	(6,931)
Tax benefit from exercise of stock options	3,537	10,183
Share-based compensation expense	8,805	7,649
Change in assets and liabilities:
Accounts receivable	(6,306)	(2,005)
Merchandise inventories	(25,674)	(3,954)
Prepaid expenses and other assets	(2,348)	704
Income tax payable	(3,693)	(6,186)
Accounts payable	6,481	9,015
Accrued liabilities	5,050	4,903
Deferred and other liabilities	4,584	545

Net cash provided by operating activities	64,061	79,383

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	413,978	927,735
Purchases of marketable securities	(284,653)	(910,335)
Capital expenditures	(57,820)	(26,122)
Proceeds from sale of assets and other	122	42

Net cash provided by (used in) investing activities	71,627	(8,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	4,934	25,712
Repurchases of common stock	(149,058)	(110,000)
Excess tax benefits from share-based awards	3,245	6,931

Net cash used in financing activities	(140,879)	(77,357)

Effect of exchange rate fluctuations on cash	1,794	166

Net Decrease in Cash and Cash Equivalents	(3,397)	(6,488)
CASH AND CASH EQUIVALENTS:
Beginning of Period	27,493	32,037

End of Period	$24,096	$25,549

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$7,894	$7,133
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$35,969	$17,761
Cash paid for interest	$40	$59

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

The results of operations for the 39 weeks ended November 3, 2007, are not necessarily indicative of the operating results that may be expected for the fiscal year ending February 2, 2008 (“fiscal 2007”).

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

Through November 3, 2007, the liability for unrecognized tax benefits decreased by $0.7 million to $8.8 million as a result of the favorable settlement of $2.5 million in state tax liabilities in certain jurisdictions, offset primarily by the additional accrual of $1.8 million for foreign tax withholdings as well as penalties and interest on existing FIN 48 liabilities. The Company currently does not expect significant changes related to unrecognized tax benefits within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction, various states and Canada. With some exceptions, the Company is no longer subject to U.S. federal, state/local, or Canadian income tax examinations by tax authorities for years prior to fiscal year 2003, 2002 and 2001, respectively. The Company commenced certain foreign and state tax audits during the second and third quarters of fiscal 2007. At this time, the Company does not believe that the outcome of any examination will have a material impact on the Company’s consolidated financial statements.

3.	Share-Based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consists of the following:

	13 weeks ended		39 weeks ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(in thousands)
Stock Options	$612	$924	$2,114	$5,753
Restricted Stock Awards and Units	2,445	667	6,373	1,677
Employee Stock Purchase Plan	110	95	318	219

Total	$3,167	$1,686	$8,805	$7,649

Stock Options

The following table summarizes stock option activity during the 39 weeks ended November 3, 2007:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 3, 2007	1,800	$14.13
Exercised	(289)	15.04
Forfeited	(58)	13.99
Expired	(2)	8.73

Outstanding at November 3, 2007	1,451	$13.96	6.4	$22,566

Vested and Expected to Vest at November 3, 2007 (1)	1,425	$13.94	6.4	$22,191

Exercisable at November 3, 2007	968	$14.08	6.0	$14,937

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

There were no options granted during the 39 weeks ended November 3, 2007. The total intrinsic value of options exercised during the 39 weeks ended November 3, 2007 and October 28, 2006 was $7.2 million and $29.5 million, respectively.

The Company used the Black-Scholes valuation model to calculate the fair value of options granted and shares purchased under the Company’s Employee Stock Purchase Plan during the period. Assumptions used in the Black-Scholes valuation model are presented below:

	39 weeks ended
	November 3, 2007	October 28, 2006
Expected dividend rate	0%	0%
Expected volatility	41.7%	42.3%
Risk-free interest rate - Stock options	N/A	4.6%
Risk-free interest rate - Purchase Plan	4.8%	4.8%
Expected lives (years) - Stock options	N/A	4.1
Expected lives (years) - Purchase Plan	0.5	0.75

Restricted Stock and Restricted Stock Units

Restricted stock award activity during the 39 weeks ended November 3, 2007 is summarized as follows:

	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at February 3, 2007	466	$20.90
Granted	800	36.89
Vested	(134)	20.19

Nonvested at November 3, 2007	1,132	$32.29

The following table summarizes restricted stock unit activity during the 39 weeks ended November 3, 2007:

	Number of units (in thousands)	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 3, 2007	191
Granted	114
Vested	(47)
Forfeited	(16)

Outstanding at November 3, 2007	242	1.6	$7,140

Expected to Vest at November 3, 2007(1)	210	1.5	$6,196

(1)	The expected to vest restricted stock units are the result of applying the pre-vesting forfeiture rate assumptions to total unvested units outstanding.

The weighted-average grant-date fair value of restricted stock units granted during the 39 weeks ended November 3, 2007 and October 28, 2006 was $40.11 and $24.47, respectively, per unit.

4.	Net Income Per Share

Basic net income per share is calculated by dividing net income for the period by the weighted-average common shares outstanding for the period. Diluted net income per share includes the effect of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding. The following table summarizes the shares from these potentially dilutive securities, calculated using the treasury stock method:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(in thousands)
Weighted average number of shares - basic	28,565	31,332	29,294	31,798
Add: effect of dilutive securities	1,056	1,403	1,144	1,408

Weighted average number of shares - diluted	29,621	32,735	30,438	33,206

The number of share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect was immaterial for all periods presented.

5.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
	(in thousands)
Net income	$26,895	$17,417	$53,552	$35,844
Other comprehensive income (loss), net of tax	693	(194)	1,335	77

Total comprehensive income	$27,588	$17,223	$54,887	$35,921

6.	Segments

The Company has two reportable segments: retail stores and Play & Music. The retail stores segment includes four brands which sell children’s apparel: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended November 3, 2007			39 Weeks Ended November 3, 2007
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$247,569	$3,163	$250,732	$634,145	$8,242	$642,387
Depreciation and amortization	7,871	111	7,982	22,349	337	22,686
Operating income	43,078	1,320	44,398	83,966	2,516	86,482
Total assets	393,092	4,350	397,442	393,092	4,350	397,442
Capital expenditures	19,315	20	19,335	57,771	49	57,820

	13 Weeks Ended October 28, 2006			39 Weeks Ended October 28, 2006
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$209,987	$2,708	$212,695	$542,666	$7,956	$550,622
Depreciation and amortization	6,799	111	6,910	20,258	337	20,595
Operating income	39,040	822	39,862	65,638	2,516	68,154
Total assets	404,346	4,319	408,665	404,346	4,319	408,665
Capital expenditures	10,217	2	10,219	25,954	113	26,067

Net retail sales from the Company’s Canadian operations were $12.4 million and $9.4 million for the 13 weeks ended November 3, 2007 and October 28, 2006, respectively, and $28.0 million and $23.6 million for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. Long-lived assets held by the Company’s Canadian operations were $3.4 million and $2.1 million as of November 3, 2007 and October 28, 2006, respectively.

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

On April 17, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. In the second quarter, the Company completed this repurchase program, having purchased a total of 1,240,478 shares of Company stock at an aggregate cost of $50 million, or approximately $40.29 per share. The Company retired the repurchased shares.

On July 30, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. As of November 3, 2007, the Company had purchased 1,363,591 shares of Company stock at an aggregate cost of $49.1 million, or approximately $35.99 per share. Subsequent to November 3, 2007, the Company completed this repurchase program, having purchased an additional 29,575 shares at a cost of $0.9 million, or approximately $31.07 per share. The Company plans to retire the repurchased shares.

On November 26, 2007, the Company’s Board of Directors authorized the Company to utilize an additional $25 million of the Company’s cash reserves and/or cash borrowings to purchase shares of the Company’s outstanding common stock under a new share repurchase program. Purchases under the new share repurchase program will be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through November 30, 2008. Subsequent to November 3, 2007 and through December 11, 2007, the Company purchased 343,755 shares under this program at a cost of $11.3 million, or approximately $32.80 per share.

During the 39 weeks ended November 3, 2007, the Company purchased a total of 3,899,407 shares of Company stock at a cost of $149.1 million ($132.8 million reduced retained earnings and $16.3 million reduced common stock).

8.	Credit Facility Amendment

On July 31, 2007, the Company entered into an Eighth Amendment to Credit Agreement (the “Eighth Amendment”), by and between the Company and certain of its subsidiaries (collectively, the “Borrowers”) and the Bank of America, N.A. (the “Lender”). The Eighth Amendment amends certain terms of the Credit Agreement dated as of August 11, 2003, as previously amended (the “Credit Agreement”), to (1) revise the definition of Consolidated Asset Coverage Ratio and (2) permit the Company to purchase, redeem or otherwise acquire shares of its capital stock for cash in an aggregate amount of up to $150,000,000 under certain circumstances, an increase from $100,000,000 as permitted under the terms of the Sixth Amendment to Credit Agreement dated April 24, 2007.

On August 27, 2007, the Company exercised its right under the Credit Agreement to increase its credit facility from $70 million to $80 million. The credit facility, which expires in August 2008, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of November 3, 2007, the Company was in compliance with these covenants. As of November 3, 2007, $71.1 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding.

On November 26, 2007, the Company entered into a Ninth Amendment to Credit Agreement (the “Ninth Amendment”), dated as of November 21, 2007, by and between the Borrowers and the Lender. The Ninth Amendment amends certain terms of the Credit Agreement to (1) increase the maximum revolving loan limit from an aggregate principal amount of $80,000,000 to $120,000,000 (reducing to $100,000,000 from and after April 2, 2008) and (2) permit the Company to purchase, redeem or otherwise acquire shares of its capital stock for cash in an aggregate amount of up to $175,000,000 under certain circumstances, an increase from $150,000,000 as permitted under the terms of the Eighth Amendment.

9.	Discontinued Operations

The Company closed its United Kingdom and Ireland (collectively “Europe”) operations in fiscal 2004 and its Janeville division in fiscal 2006. The results of the Europe and Janeville operations have been presented as discontinued operations in the accompanying financial statements for the 13 and 39 weeks ended October 28, 2006. Results of the Europe and Janeville operations in fiscal 2007 are insignificant and are included in continuing operations.

Results from discontinued operations for the 13 and 39 weeks ended October 28, 2006, net of income tax, were as follows:

	13 Weeks ended October 28, 2006
	Janeville	Europe	Total
	(In thousands)
Net retail sales	$2,935	$—	$2,935

Loss from discontinued operations	$(11,384)	$(42)	$(11,426)
Income tax benefit	4,226	15	4,241

Loss from discontinued operations, net of income tax	$(7,158)	$(27)	$(7,185)

	39 Weeks ended October 28, 2006
	Janeville	Europe	Total
	(In thousands)
Net retail sales	$9,431	$—	$9,431

Income (loss) from discontinued operations	$(13,687)	$102	$(13,585)
Income tax benefit (expense)	5,094	(39)	5,055

Income (loss) from discontinued operations, net of income tax	$(8,593)	$63	$(8,530)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA:

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of November 3, 2007 and October 28, 2006, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods then ended, and cash flows for the thirty-nine week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

December 11, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings and relocations, expected taxes, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of the Company’s promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, general economic conditions such as, but not limited to, reductions in consumer spending generally attributed to current conditions in the housing and home mortgage markets, success in meeting delivery targets, competitive market conditions, effects of future trade restrictions or other disruptions in countries used to source product, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document and in our form 10-K for the fiscal year ended February 3, 2007. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling apparel and accessories for children under the GYMBOREE®, JANIE AND JACK® and Crazy 8™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of November 3, 2007, the Company operated a total of 773 retail stores: 592 Gymboree stores (562 in the United States and 30 in Canada), 80 Gymboree Outlet stores, 88 Janie and Jack shops, and 13 Crazy 8 stores in the United States. The Company operates online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com. The Company also offers directed parent-child developmental play programs at 540 franchised and Company-operated centers in the United States and 29 other countries.

During the quarter, the Company opened 7 Gymboree stores, 10 Gymboree Outlet stores, 5 Janie and Jack shops, and 12 Crazy 8 stores. The Company also relocated or remodeled 7 Gymboree stores.

For the remainder of fiscal 2007, the Company plans to open approximately 8 Gymboree stores, 2 Gymboree Outlet stores, 5 Janie and Jack shops and 1 Crazy 8 store. The Company also expects to relocate one Gymboree store.

The Company closed its Europe operations in fiscal 2004 and its Janeville division in fiscal 2006. The results of the Europe and Janeville operations have been presented as discontinued operations in the accompanying financial statements for the 13 and 39 weeks ended October 28, 2006. Results of the Europe and Janeville operations in fiscal 2007 are insignificant and are included in continuing operations.

Results of Operations

13 weeks ended November 3, 2007 compared to 13 weeks ended October 28, 2006

Net Sales

Net retail sales in the third quarter of fiscal 2007 increased to $247.6 million from $210.0 million in the same period last year, an increase of $37.6 million, or 17.9%. Comparable store sales increased 8% over the same period last year driven in part by increased promotional activity in response to the more challenging retail environment during the quarter. We also continued to see strong growth from Janie and Jack and Gymboree Outlet. Non-comparable store sales increased due to additional store and square footage growth of 81 stores and approximately 191,000 square feet on a year-over-year basis. There were 773 stores open at the end of the third quarter of fiscal 2007 compared to 692 at the end of the same period last year.

Gross Profit

Gross profit for the third quarter of fiscal 2007 increased to $124.7 million from $108.7 million in the same period last year. As a percentage of net sales, gross profit for the third quarter of fiscal 2007 decreased 1.4 percentage points to 49.7% from 51.1% in the same period last year. This decrease was primarily due to lower full-priced selling resulting in part from the increased promotional activity and increased buying costs associated with the Company’s new retail concept, Crazy 8. The decrease in the gross profit rate was partially offset by continuing reductions in product cost, occupancy expense leverage, lower inventory shrink accruals, and freight cost savings.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $80.3 million in the third quarter of fiscal 2007 from $68.8 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 0.3 percentage points to 32.0% for the third quarter of fiscal 2007 compared to 32.3% in the same period last year. The decrease in SG&A as a percentage of sales for the third quarter of fiscal 2007 was due to leveraging of incentive compensation expense and lower travel-related expenses, and was partially offset by an increase in marketing expenses of approximately 0.4 percentage points.

Other Income, Net

Other income decreased to $0.7 million in the third quarter of fiscal 2007 from $1.0 million in the same period last year, primarily due to lower investment balances resulting from the Company’s stock repurchase programs. The decrease in investment income was offset by an increase of approximately $0.3 million in revenue related to unredeemed gift cards.

Income Taxes

The Company’s effective tax rates for the third quarters of fiscal 2007 and 2006 were 40.4% and 39.9%, respectively. The difference in tax rates is primarily due to an increased effective state tax rate. As a result, the Company expects the current year tax rate to be higher than in the prior year. The effective tax rate in the third quarter of fiscal 2007 was also impacted by a favorable settlement with certain state taxing authorities of $0.7 million. The actual fiscal 2007 effective tax rate will ultimately depend on several variables, including the Company’s overall level of earnings in fiscal 2007, the mix of earnings between domestic and international operations, and the potential resolution of outstanding tax contingencies.

Discontinued Operations

The loss reported for the discontinued Europe and Janeville operations in the third quarter of fiscal 2006 primarily represents operating losses from the Janeville division.

Results of Operations

39 weeks ended November 3, 2007 compared to 39 weeks ended October 28, 2006

Net Sales

Net retail sales for the 39 weeks ended November 3, 2007 increased to $634.1 million from $542.7 million in the same period last year, an increase of $91.4 million, or 16.8%. Comparable store sales increased 5% over the same period last year. This increase was primarily driven by the positive response to the Company’s direct mail offerings and continued strength in sales from our Gymboree Boy departments, Janie and Jack and Gymboree Outlet. Non-comparable store sales increased due to additional store and square footage growth of 81 stores and approximately 191,000 square feet on a year-over-year basis. There were 773 stores open at the end of the third quarter of fiscal 2007 compared to 692 at the end of the same period last year.

Gross Profit

Gross profit for the 39 weeks ended November 3, 2007 increased to $308.7 million from $264.2 million in the same period last year. As a percentage of net sales, gross profit for the 39 weeks ended November 3, 2007 increased 0.1 percentage points to 48.1% from 48.0% in the same period last year as the benefit of lower product costs and occupancy leverage were mostly offset by lower full-priced selling and buying costs associated with the Company’s new retail concept, Crazy 8.

Selling, General and Administrative Expenses

SG&A expenses increased to $222.2 million in the 39 weeks ended November 3, 2007 from $196.1 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 1 percentage point to 34.6% for the 39 weeks ended November 3, 2007 from 35.6% in the same period last year. SG&A expenses for the 39 weeks ended October 28, 2006 included a charge of $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer. Excluding this item, SG&A as a percentage of sales for the 39 weeks ended November 3, 2007 decreased 0.3 percentage points to 34.6% from 34.9% in the same period last year. SG&A decreases as a percentage of sales for the 39 weeks ended November 3, 2007 were due to leveraging of incentive compensation expense and lower depreciation, which were partially offset by increases in marketing expenses of approximately 0.6 percentage points.

Other Income, Net

Other income decreased to $2.4 million in the 39 weeks ended November 3, 2007 from $4.0 million in the same period last year primarily due to lower investment balances resulting from the Company’s stock repurchase programs. This decrease in investment income was offset by an increase of approximately $0.3 million in revenue related to unredeemed gift cards. Other income for the 39 weeks ended October 28, 2006 also included approximately $0.4 million received as a result of the settlement of class action antitrust litigation against Visa/Mastercard.

Income Taxes

The Company’s effective tax rates for the 39 weeks ended November 3, 2007 and October 28, 2006 were 39.8% and 38.5%, respectively. The difference in tax rates is primarily due to the release of valuation allowances in fiscal 2006, which were no longer needed based on the Company’s recent history of profitable performance. In fiscal 2006, the Company also recognized the future benefit of state income tax rate adjustments. In addition, in fiscal 2007, the Company’s effective state tax rate has increased. As a result, the Company expects the current year tax rate to be higher than in the prior year. The effective tax rate for the 39 weeks ended November 3, 2007 was also impacted by a favorable settlement with certain state taxing authorities of $1.8 million, offset in part by foreign withholding taxes of $0.9 million. The actual fiscal 2007 effective tax rate will ultimately depend on several variables, including the Company’s overall level of earnings in fiscal 2007, the mix of earnings between domestic and international operations, the potential resolution of outstanding tax contingencies, and the ongoing impact of FIN 48.

Discontinued Operations

The loss reported for the discontinued Europe and Janeville operations in the 39 weeks ended October 28, 2006 primarily represents operating losses from the Janeville division.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $24.1 million at November 3, 2007, a decrease of $3.4 million from February 3, 2007. There were no marketable securities at November 3, 2007, a decrease of $129.3 million from fiscal 2006 year end. Working capital as of November 3, 2007 was $56.3 million compared to $161.7 million as of February 3, 2007. The decrease in working capital is primarily due to the Company’s stock repurchase program described in Note 7 to the condensed consolidated financial statements.

Net cash provided by operating activities for the 39 weeks ended November 3, 2007 was $64.1 million compared to $79.4 million in the same period last year. This decrease was primarily due to an increase in inventory purchases to support planned store and sales growth.

Net cash provided by investing activities for the 39 weeks ended November 3, 2007 was $71.6 million compared to net cash used in investing activities of $8.7 million in the same period last year. Net cash provided by investing activities for the 39 weeks ended November 3, 2007 consisted of $129.3 million in net marketable securities proceeds, offset by $57.8 million in capital expenditures. Capital expenditures were primarily for the opening of 79 new stores, relocation, remodeling and/or expansion of 51 existing stores, and investments in the Company’s distribution center and new point of sale system. The Company estimates that capital expenditures during the remainder of fiscal 2007 will be approximately $12 million.

Net cash used in financing activities for the 39 weeks ended November 3, 2007 was $140.9 million compared to $77.4 million in the same period last year. This increase was primarily due to an increase in stock repurchases offset by a decrease in proceeds from stock option exercises. Total repurchases in the 39 weeks ended November 3, 2007 were $149.1 million for 3,899,407 shares.

On November 26, 2007, the Company’s Board of Directors authorized the Company to utilize an additional $25 million of the Company’s cash reserves and/or cash borrowings to purchase shares of the Company’s outstanding common stock under a new share repurchase program. Purchases under the new share repurchase program will be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through November 30, 2008. Subsequent to November 3, 2007 and through December 11, 2007, the Company purchased 343,755 shares under this program at a cost of $11.3 million, or approximately $32.80 per share.

The Company has an unsecured revolving credit facility, as amended November 26, 2007, for borrowings of up to $120 million (increased from $80 million). Borrowings available under this credit facility may not exceed $100 million from and after April 2, 2008. The credit facility, which expires in August 2008, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The credit facility allows the Company to purchase, redeem or otherwise acquire shares of its capital stock for cash in an aggregate amount of up to $175,000,000 under certain circumstances (increased from $150,000,000). The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of November 3, 2007, the Company was in compliance with these covenants. As of November 3, 2007, $71.1 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 39 weeks ended November 3, 2007 was $75.0 million.

There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended February 3, 2007, except for $9.5 million in unrecognized tax benefits recognized upon adoption of FIN 48. Unrecognized tax benefits decreased by $0.7 million during the 39 weeks ended November 3, 2007. The Company is not able to reasonably estimate when cash payments for uncertain tax positions will occur.

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

The tables below summarize the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars (in thousands, except weighted-average rate data).

	November 3, 2007
	Notional Amount	Fair Value Loss	Weighted Average Rate
Canadian dollars	$2,483	$(386)	$1.08

Total	$2,483	$(386)

	February 3, 2007
	Notional Amount	Fair Value Gain	Weighted Average Rate
Canadian dollars	$3,743	$138	$0.85

Total	$3,743	$138

	October 28, 2006
	Notional Amount	Fair Value Gain	Weighted Average Rate
Canadian dollars	$2,735	$41	$0.89

Total	$2,735	$41

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the third quarter of fiscal 2007, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Stock Repurchase

On July 30, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock through July 31, 2008 under an additional share repurchase program. As of November 3, 2007, the Company had purchased 1,363,591 shares of Company common stock under this program at a cost of $49.1 million, or approximately $35.99 per share.

Stock repurchases for the quarter ended November 3, 2007, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (August 5 - September 1)	—	$—	—	$48,198,000
Month #2 (September 2 - October 6)	581,341	$37.70	581,341	$26,279,000
Month #3 (October 7 - November 3)	738,838	$34.29	738,838	$941,000

Total, November 3, 2007	1,320,179	$35.80	1,320,179	$941,000

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

10.85	Ninth Amendment to Credit Agreement, dated November 21, 2007 (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.85 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

December 11, 2007	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.85	Ninth Amendment to Credit Agreement, dated November 21, 2007 (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.85 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2007.