Form 10-K
period 2008-02-02
GYMBOREE CORP
filed 2008-03-28
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of August 4, 2007, was approximately $1,208,000,000 based upon the last sales price reported for such date on The NASDAQ Stock Market LLC.

As of March 1, 2008, 28,463,887 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2008 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III.

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

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK® and Crazy 8™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. The Company operates retail stores in the United States and Canada, primarily in regional shopping malls and in selected suburban and urban locations. All references to “we,” “our,” “us,” and the “Company” in this Annual Report mean The Gymboree Corporation and its subsidiaries.

GENERAL

As of February 2, 2008, the Company conducted its business through five primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, Crazy 8, and Gymboree Play & Music.

Gymboree: Gymboree stores offer high-quality, fashionable, child-appropriate apparel and accessories characterized by bright colors, patterns and whimsical graphics, complex embellishments, comfort, functionality, and durability for children sizes newborn through 12. As of February 2, 2008, we operated 597 Gymboree stores, including 565 stores in the United States, 30 stores in Canada and 2 stores in Puerto Rico, as well as an online store at www.gymboree.com.

Gymboree Outlet: Gymboree Outlet stores provide high-quality children’s apparel and accessories in the same size ranges as traditional Gymboree stores but at outlet prices. The majority of our Gymboree Outlet product is developed and manufactured exclusively for the Gymboree Outlet stores. As of February 2, 2008, we operated 82 Gymboree Outlet stores in the United States.

Janie and Jack: Janie and Jack shops are highly differentiated from Gymboree stores. Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls sizes newborn through 8. Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks. Shops have an old mercantile boutique style with special details such as wainscoting and distressed wooden armoires. As of February 2, 2008, we operated 93 Janie and Jack shops in the United States, as well as an online shop at www.janieandjack.com.

Crazy 8: Crazy 8 stores provide wholesome age-appropriate fashion, at price points approximately 30% lower than Gymboree. Through merchandise design, product presentation, store environment, customer service and packaging, Crazy 8 stores reflect an upscale store experience at mass-market prices. Crazy 8 apparel is offered in sizes newborn through 14, and addresses a broader demographic customer base than Gymboree. The product assortment is a balanced offering of boy and girl product. As of February 2, 2008, we operated 14 Crazy 8 stores in the United States, as well as an online store at www.crazy8.com.

Gymboree Play & Music. Gymboree Play & Music offers children ages newborn to 5 years the opportunity to explore, learn and play in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts, as well as birthday parties and developmental toys, books and music. As of February 2, 2008, Gymboree Play & Music programs included three Company-operated play centers in California and 556 franchisee-operated play centers, of which approximately 48% are located in the United States, and the remaining 52% are located in 29 other countries: Argentina, Australia, Canada, Chile, China, Colombia, Costa Rica, Ecuador, El Salvador, France, Hong Kong, Indonesia, Ireland, Japan, Malaysia, Mexico, Panama, Peru, Philippines, Portugal, Singapore, South Africa, South Korea, Spain, Switzerland, Taiwan, Thailand, Turkey and the United Kingdom.

Gymboree was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992.

RETAIL STORES

As of February 2, 2008, the Company operated a total of 786 retail stores, including 754 stores in the United States (565 Gymboree stores, 82 Gymboree Outlet stores, 93 Janie and Jack shops, and 14 Crazy 8 stores), 30 Gymboree stores in Canada and 2 Gymboree stores in Puerto Rico. The Company also operates three online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com.

In 2007, the Company opened 95 stores, including 24 Gymboree stores, 40 Gymboree Outlet stores, 13 Janie and Jack shops, 14 Crazy 8 stores in the United States, 2 Gymboree stores in Canada and 2 Gymboree stores in Puerto Rico. The Company also relocated or remodeled 52 Gymboree stores and closed 6 Gymboree stores and one Janie and Jack shop. During 2008, the Company plans to open approximately 100 new stores, including 20 Gymboree stores, 40 Gymboree Outlet stores, 20 Janie and Jack shops, and 20 Crazy 8 stores. The Company also plans to remodel, relocate or expand approximately 20 Gymboree and Janie and Jack stores.

The Gymboree online store at www.gymboree.com offers the entire Gymboree product offering for children between the sizes of newborn through 12. The site also offers online registration for Gymboree Play & Music classes at selected U.S. locations. The Janie and Jack online store at www.janieandjack.com offers the entire Janie and Jack product offering for children sizes newborn through 8. The Crazy 8 online store at www.crazy8.com offers the entire Crazy 8 product offering for children sizes newborn through 14. The Company fully integrates its online stores and retail stores in determining pricing, product assortment and promotional strategies. The Company also has a “Save the Sale” policy, whereby retail stores order merchandise for customers from the online stores. In addition, customers are allowed to return merchandise purchased online at traditional retail stores and vice versa.

SUPPLIERS

The majority of our apparel is manufactured to our specifications by approximately 120 independent manufacturers in Asia (primarily China, Thailand, Indonesia and Vietnam), as well as in the United States, Central America, the Middle East, and South America. The Company purchases all products in U.S. dollars. One buying agent manages over 90% of our inventory purchases. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. All of our factories undergo annual audits for social accountability by an independent third party. In addition, all products undergo a quality audit performed by independent third parties.

SEASONALITY AND COMPETITION

The Company’s operations are seasonal in nature, with sales from our retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2007, 2006 and 2005, the fourth quarter accounted for approximately 30% of our net sales from retail operations.

Our Gymboree, Janie and Jack, and Crazy 8 brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), and certain leading department stores operating in malls, outlet centers or street locations, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), The Children’s Place, Wal-Mart and Target. Our Gymboree, Janie and Jack, and Crazy 8 brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order, over the Internet or through outlet malls. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our goal is to provide our customers with high-quality apparel with an excellent price/value relationship. We design and produce our apparel exclusively for sale at our retail and online stores.

TRADEMARKS AND SERVICE MARKS

In the United States, the Company is the owner of the trademarks and service marks “GYMBOREE,” “JANIE AND JACK,” “CRAZY 8,” and “GYMBOREE PLAY & MUSIC,” and the trademarks “GYMBO,” and “GYMBUCKS.” These marks, other than “CRAZY 8,” and certain other of our marks are registered in the United States Patent and Trademark Office. The mark “GYMBOREE” is also registered, or is the subject of pending applications, in approximately 79 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights in the “GYMBOREE,” “JANIE AND JACK,” and “CRAZY 8” marks and other marks are a significant part of our business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other material challenges to our right to use the “GYMBOREE,” “JANIE AND JACK,” and “CRAZY 8” marks in the United States.

The Company uses a number of other trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common-law trademarks have significant value and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

TEAM MEMBERS

As of February 2, 2008, the Company had approximately 10,400 full-time and part-time employees or 4,700 full-time equivalents. In addition, a significant number of seasonal employees are hired during each holiday selling season. None of the Company’s employees are represented by a labor union.

SEGMENT AND INTERNATIONAL FINANCIAL INFORMATION

Financial information for the Company’s two segments, retail stores and Gymboree Play & Music, and for its international subsidiary for each of the three fiscal years ended February 2, 2008, February 3, 2007, and January 28, 2006, is contained in Note 9 to the consolidated financial statements.

Less than 5% of the Company’s revenues were derived from outside the United States in fiscal 2007, 2006, and 2005, and less than 2% of the Company’s long-lived assets were located outside the United States in fiscal 2007, 2006 and 2005.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of March 27, 2008:

Matthew K. McCauley	35	Chief Executive Officer and Chairman of the Board
Blair W. Lambert	50	Chief Operating Officer and Chief Financial Officer
Kip M. Garcia	57	President
Marina Armstrong	45	Senior Vice President, Stores, Human Resources, Play & Music, and Secretary
Lynda G. Gustafson	43	Vice President, Corporate Controller
Jeffrey P. Harris	45	Vice President, Finance

Matthew K. McCauley has served as our Chief Executive Officer since January 2006 and Chairman of the Board since July 2006. Mr. McCauley joined The Gymboree Corporation in July 2001 as Director of Allocation and was named Vice President of Planning and Allocation in 2003, Senior Vice President and General Manager in February 2005, President in June 2005, Chief Executive Officer in January 2006, and Chairman of the Board in July 2006. Mr. McCauley has been on our Board of Directors since October 2005. Prior to joining The Gymboree Corporation, Mr. McCauley served in a variety of positions at The Gap, Inc., a clothing retailer, including Planning Manager from 2000 to 2001 and Manager of Business Solutions in 2001.

Blair W. Lambert has served as our Chief Operating Officer and Chief Financial Officer since January 2005, and has been on our Board of Directors since 2003. In August 2003, Mr. Lambert joined Illuminations.com, Inc., a candle and home decorating retailer, as the Chief Financial Officer. He was named to the Illuminations.com, Inc. Board of Directors in October 2003. Illuminations.com, Inc. filed for bankruptcy protection on January 9, 2004. Mr. Lambert has been a vineyard owner since October 2001 and, prior to becoming an officer of Illuminations.com, was a private consultant for specialty retail companies. Mr. Lambert served as the Chief Financial Officer of Bebe Stores, Inc., a clothing retailer, from June 1996 through October 2001. From 1988 to 1996, Mr. Lambert was employed by Esprit de Corp., a wholesaler and retailer of junior and children’s apparel, footwear and accessories, most recently serving as Corporate Vice President of Finance. Mr. Lambert is a Certified Public Accountant.

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

Marina Armstrong has served as our Senior Vice President, Stores, Human Resources, and Play & Music since January 2006, and Secretary since December 2004. Ms. Armstrong joined The Gymboree Corporation in May 1997 as a District Manager and became a Human Resources Staffing Manager at the corporate office in 1998. Later that year she was promoted to Director, Recruiting and Staffing. Ms. Armstrong was named Vice President, Human Resources in 1999 and Senior Vice President, Stores, Human Resources and Loss Prevention in February 2005. Ms. Armstrong was named Assistant Secretary in March 2002 and Secretary in December

2004. Prior to joining The Gymboree Corporation, Ms. Armstrong held several human resources and store operations positions with other retailers including Saks Fifth Avenue, Robinsons-May and The Bon Marche.

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

Jeffrey P. Harris joined the Gymboree Corporation in July 2005 as Vice President, Finance. In 2004, Mr. Harris served as Vice President of Finance for CBS MarketWatch, a leading multimedia source of financial news and information, until its sale to Dow Jones in 2005. From 2001 to 2004, he was employed at Lucasfilm in the capacity of Corporate Controller. Prior to that time, Mr. Harris worked in the Consumer Products division of The Walt Disney Company, an entertainment company, as Controller and Director of Finance for its Art and Collectibles division. He also spent over seven years working in various finance and audit roles for the Tribune Company based in Chicago, Illinois. Mr. Harris is a Certified Public Accountant.

ITEM 1A.	RISK FACTORS

We may not be able to continue our current level of sales and earnings growth, which could cause the market price for our common stock to decline.

During the past three years, we realized substantial growth in both sales and earnings. Many factors have historically affected, and will continue to affect, our rate of growth and performance. We expect that future increases in net sales and net income will be dependent on our ability, among other factors, to expand our three newer growth concepts, Janie and Jack, Gymboree Outlet and Crazy 8; to continue to reduce product costs while maintaining high-quality standards; to generate more sales to existing customers in the core Gymboree division through appropriate size expansions, growth of the Boy department business and increased newborn product assortment; and to attract new customers through strategies such as direct mail campaigns and cross-brand marketing. Other factors that could impact our sales and earnings growth are discussed below in this section. There can be no assurance that we will be able to grow our sales or continue the earnings performance that we have recently experienced. In addition, labor costs are currently increasing in countries where our products are manufactured. Increased labor costs coupled with increasing costs of fuel and the devaluation of the United States dollar may impact our ability to reduce product costs. Additionally, any decline in our future growth or our rate of growth in sales or earnings could have a material adverse effect on the market price of our common stock.

Our results may be adversely affected by our failure to anticipate and respond to changes in fashion trends and consumer preferences in a timely manner.

Our sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. There can be no assurance that the demand for our apparel or accessories will not decline or that we will be able to anticipate, gauge and respond to changes in fashion trends. In addition, since much of our inventory is sourced from vendors located outside the United States, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to nine months in advance of the applicable selling season and frequently before trends are known. A decline in demand for our apparel and accessories or a misjudgment of fashion trends could, among other things, lead to lower sales, excess inventories and higher markdowns, each of which could have a material adverse effect on our business, financial condition and operating results.

Competition and the strength of our competitors may impair our ability to maintain and grow our sales and adversely affect our operating results.

The apparel segment of the specialty retail industry is highly competitive, and we may not be able to compete successfully in the future. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our Gymboree, Janie and Jack and Crazy 8 brands compete on a national level with BabyGap and GapKids (divisions of The Gap, Inc.), and certain leading department stores operating in malls, outlet centers or street locations, as well as certain discount retail chains such as Old Navy (a division of The Gap, Inc.), The Children’s Place, Wal-Mart and Target. Our Gymboree, Janie and Jack and Crazy 8 brands also compete with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order, online or through outlet malls. Many of these competitors are larger than us and have substantially greater financial, marketing and other resources. Increased competition may reduce sales and gross margins, increase operating expenses and decrease profit margins.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

Our continued success is largely dependent on the individual efforts and abilities of our senior management team and certain other key personnel and on our ability to retain current management and to attract and retain qualified key personnel in the future. The loss of certain key employees or our inability to continue to attract and retain other qualified key employees could have a material adverse effect on our growth, operations and financial position.

Changes in economic conditions that impact consumer spending could harm our business.

Our financial performance is sensitive to changes in overall economic conditions that impact consumer spending, particularly discretionary spending. Economic conditions affecting disposable consumer income such as the current conditions in the housing and home mortgage markets and recessionary environment, employment levels, consumer debt levels, business conditions, interest rates, and tax rates could reduce consumer spending or cause consumers to shift their spending to other products. A general reduction in the level of discretionary spending or shifts in consumer discretionary spending to other types of products could have a material adverse effect on our growth, sales and profitability.

Our new concepts and businesses require a substantial commitment of resources and are not certain of ultimate success.

Our ongoing efforts to develop, launch and grow new divisions, businesses and brands require significant capital expenditures and management attention. Our commitment of management resources and capital to a new concept means that those resources and capital are unavailable for our other activities and operations.

Our decision to launch a new business is based on our assessment that a significant opportunity exists in the marketplace. Our ability to launch a new business successfully depends in part on our ability to appropriately identify, develop and effectively execute our strategies and initiatives. Failure to effectively identify, develop and execute our strategies and initiatives may lead to increased costs and could have a material adverse effect on our operating results. We anticipate losses in the Crazy 8 division in fiscal 2008. These losses may depress the share price of our stock.

We have opened new businesses in the past that were ultimately unsuccessful such as the Janeville division, which we opened in fiscal 2004 and closed in fiscal 2006. There can be no assurance that new business concepts we open in the future will be successful, and our incurrence of expenses in the launch of new business concepts that do not ultimately succeed could have a material adverse effect on our financial position.

Our business may be harmed by additional United States regulation of foreign trade or delays caused by additional United States customs requirements.

Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and results of operations. If the United States government imposes any such charges or restrictions, our supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results. Unforeseen delays in customs clearance of any goods could have a material adverse effect on our ability to deliver complete shipments to our stores in a timely manner, which in turn could have a material adverse effect on our business and operating results.

Because we purchase our products internationally, our business is sensitive to risks associated with international business.

Our products are currently manufactured to our specifications by independent factories located primarily in Asia, Central America, the Middle East, and South America. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions such as epidemics, natural disasters, wars, acts of terrorism, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. For example, we have incurred late deliveries in United States ports due to labor strikes. If related contract negotiations are not resolved, we could experience additional late deliveries, which could negatively impact our sales. We cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to deliver products into our stores in a timely manner. If even a small portion of our current foreign manufacturing sources or textile mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position. In addition, we are currently pursuing strategies to reduce product costs. These strategies may result in sourcing product from factories from which we have not previously purchased products and which may be in countries in which we have not done business before. These efforts could result in greater risk to timely deliveries and quality control.

We must timely and effectively deliver merchandise to our stores and customers.

We cannot control all of the various factors that might affect our fulfillment rates for online sales and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments to and from stores and reliable data regarding the timing of those shipments. We also rely upon a third party distribution facility for merchandise fulfillment to our Canadian stores. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to online customers. Labor disputes, union organizing activity, inclement weather, natural disasters, and acts of terrorism could affect those carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and sales.

We are dependent on two facilities for distribution of product to all of our stores.

We handle merchandise distribution for all of our United States stores from a single facility in Dixon, California, and distribution for all of our Canadian stores from a third-party owned and operated facility in Burlington, Ontario. Any significant interruption in the operation of these distribution facilities due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could cause sales to decline.

We may suffer negative publicity if any of our products are found to be unsafe.

We currently test products sold in our stores and at our Play & Music sites. We have in the past and may in the future need to recall products that we later determine may present safety issues. If these products have safety problems of which we are not aware, or if the Consumer Product Safety Commission recalls a product sold in our stores, we could experience negative publicity and product liability lawsuits, which could have a material adverse effect on our reputation, business and financial position.

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

In fiscal 2007, 2006 and 2005, one buying agent managed over 90% of our inventory purchases. Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory which could result in a material adverse effect on our business and operating results.

Changes in seasonal consumer spending patterns that are beyond our control could harm our business.

Historically, a disproportionate amount of our retail sales and a significant portion of our net income have been realized during the holiday season in November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. In fiscal 2006 and 2007, we generated net income in the second quarter; however, we have historically generated net losses during the second quarter and could generate such losses in the future due to seasonal consumer spending patterns. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. Such a circumstance could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plan for, in particular, the third or fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

Our ability to successfully implement significant information technology systems is critical to our business.

We plan to continue to upgrade our information technology infrastructure. In fiscal 2008, these initiatives include a program to continue the upgrade our point-of-sale system, upgrade our core production system and continue to support and enhance the functionality of our websites. Such technology systems changes are complex and could cause disruptions that would adversely affect our business. While management will make every effort to ensure the orderly implementation of various information technology systems, we cannot ensure that we will be able to successfully execute these changes without potentially incurring a significant disruption to our business. If we are not successful, we may not achieve the expected benefits from these initiatives, despite having expended significant capital. We may also determine that additional investment is required to bring our systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk. Furthermore, we intend to rely on third parties to fulfill contractual obligations related to the upgrade of these systems. Failure of these third parties to fulfill their contractual obligations could lead to significant expenses or losses due to a disruption in business operations.

Our business may be harmed if our computer network security is compromised.

Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. These events could lead to adverse publicity, loss of sales and could cause us to incur significant costs to reimburse third parties for damages which could impact profits. We are currently in the process of upgrading our systems and procedures to meet the Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment cards. There can be no assurance that we will be able to satisfy PCI security standards. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI’s fee structure and operational requirements on us without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.

Damage to our computer systems could severely impair our ability to manage our business.

Our operations depend on our ability to maintain and protect our computer systems on which we rely to manage our purchase orders, store inventory levels, web applications, accounting functions and other aspects of our business. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. We have computer systems in each of our stores, with the main database servers for our systems located in San Francisco, California, which exists on or near known earthquake fault zones. An earthquake or other disaster could have a material adverse impact on our business and operating results not only by damaging our stores or corporate headquarters, but also by damaging our main servers, which could disrupt our business for an indeterminate length of time.

Our failure to successfully manage our online businesses could have a negative impact on our business.

The operation of our online businesses depends on our ability to maintain the efficient and uninterrupted operation of our order-taking and fulfillment operations for our online stores. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, human error, changes in programming, natural disasters or adverse weather conditions. Our online businesses are generally vulnerable to additional risks and uncertainties associated with the Internet, including changes in required technology and other technical failures as well as changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Problems in any of these areas could result in a reduction in sales, increased selling, general and administrative expenses and damage to our reputation and brands.

Our growth will be hampered if we are unable to locate new stores and relocate existing stores in appropriate retail venues and shopping areas.

Our stores must be located in appropriate retail spaces in areas with demographic characteristics consistent with our customer base. These locations tend to be limited to malls and similar venues where the market for available space is very competitive. The location of acceptable store sites and the negotiation of acceptable lease arrangements require considerable time, effort and expense. Our ability to lease desirable retail space for expansion and relocation of stores, and to renew our existing store leases, on favorable economic terms is essential to our revenue and earnings growth. Approximately 100, 50, and 30 store leases will come up for renewal during fiscal 2008, 2009 and 2010, respectively. We are also in the process of negotiating lease terms for approximately 110 stores, which are currently operating under month-to-month terms. There can be no assurance that we will be able to achieve our store expansion goals, effectively manage our growth, successfully integrate the planned new stores into our operations, or profitably operate our new and remodeled stores. Failure to obtain and renew leases for a sufficient number of stores on acceptable terms would have a material adverse effect on our revenues and results of operations.

Our growth will be hampered if we are unable to successfully open new stores.

We plan to open approximately 100 new stores in fiscal 2008. Our growth depends in large part on our ability to successfully open new stores, which in turn is dependent on a number of factors, including our ability to hire and train skilled store operating and management teams and our ability to complete construction within planned timelines and budgets. There can be no assurance that we will successfully open the number of stores planned for fiscal 2008, and the resulting impact on our growth rate could materially affect the market price for our common stock.

Our comparable store sales fluctuate over time, which may cause the market price of our common stock to decline.

Our comparable store sales have fluctuated significantly in the past and are expected to fluctuate in the future. Our comparable store sales are affected by a number of factors including our merchandise assortment, economic conditions, weather conditions, timing of our promotional offerings, competition, and the overall retail environment. The investment community often tracks comparable store sales, so a decline or significant fluctuation in comparable store sales, or a failure to meet investor expectations of comparable store sales, could materially affect the market price of our common stock.

Our operating and financial performance in any given period might not meet the guidance that we have provided to the public.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance gives investors and analysts a better understanding of management’s expectations for the future, and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements that are subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock could significantly decline. Further, frequent changes in guidance could increase the volatility of our stock price.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in many United States, Canadian and Puerto Rican jurisdictions. We record tax expense based on our estimates of future payments, which include reserves for estimates of uncertain tax positions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

We are also subject to sales and use taxes in many United States, Canadian and Puerto Rican jurisdictions. At any one time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may adversely impact the ultimate settlement of these tax positions and our financial results.

We may be a party to legal proceedings that could result in unexpected outcomes.

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury, and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of cases being filed against companies generally that contain class action allegations under federal and state wage and hour laws. We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles.

Assessing and predicting the outcome of these matters involve substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions, could have a material adverse impact on our financial results.

Any terrorist act that impacts consumer shopping could have a material adverse effect on our business.

We are dependent upon the continued popularity of malls as shopping destinations and the ability of mall anchor tenants and other attractions to generate customer traffic in the malls where our stores are located. Any terrorist act that decreases the level of mall traffic or other shopping traffic could have a material adverse effect on our business.

Our performance is dependent on attracting and retaining a large and growing number of quality team members.

Many of those team members are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation and changing demographics. In addition, our labor costs are influenced by health care and workers’ compensation costs, both of which have been rising in recent years. If we cannot hire enough qualified employees, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak season or certain high-volume events, our customer service levels and our operations could be negatively impacted.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. In order to more effectively protect them from infringement and to defend against claims of infringement, the marks are owned by a separate subsidiary whose purpose is to maintain and manage existing and future marks, thereby increasing their value to us. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks and service marks in the United States. Nevertheless, there can be no assurance that the actions we have taken to establish and protect our trademarks and service marks will be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

We may require external funding sources for operating funds in the future.

We regularly review and evaluate our liquidity and capital needs. We currently believe that our available cash, cash equivalents, cash flow from operations and cash available under our existing and future credit facilities will be sufficient to finance our operations and expected capital requirements for at least the next 12 months. However, as we continue to grow, we might experience peak periods for our cash needs during the course of our fiscal year, and we might need additional external funding to support our operations. In addition, our current credit facility expires in August 2008. Although we believe we will have access to debt and/or capital market funding as needed, such funds may not be available to us on advantageous terms. If the cost of such funds is greater than expected, it could adversely affect our expenses and our operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases approximately 162,400 square feet of office space in a building in San Francisco, California, for its corporate offices. The lease expires on April 14, 2018. See Note 3 to the consolidated financial statements.

The Company owns a 444,000 square foot distribution center on 21 acres in Dixon, California. All products are distributed to our United States stores from this facility. The Company utilizes a third-party owned and operated distribution center in Burlington, Ontario, Canada for Canadian operations.

As of February 2, 2008, the Company’s 786 stores included an aggregate of approximately 1,513,000 square feet of space. Store leases typically have 10-year terms and include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. In most cases, leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 100, 50, and 30 store leases will come up for renewal during fiscal 2008, 2009 and 2010, respectively. The Company is also in the process of negotiating lease terms for approximately 110 stores, which are currently operating under month-to-month terms. As of February 2, 2008, we also operated three Gymboree Play & Music corporate-owned sites in California under leases that expire between fiscal 2008 and fiscal 2012. See Note 3 to Consolidated Financial Statements.

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

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
First Quarter	$45.29	$34.66	$31.10	$20.78
Second Quarter	45.55	35.91	38.22	29.90
Third Quarter	44.09	29.10	48.65	28.69
Fourth Quarter	39.20	25.99	49.11	36.58

As of March 1, 2008, the number of holders of record of the Company’s common stock totaled approximately 660. The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business or stock repurchases. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions. In addition, the Company is restricted from paying dividends under the terms of its existing credit facility. This credit facility also limits stock repurchases.

On January 23, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under a share repurchase program. In the first quarter of fiscal 2007, the Company completed this share repurchase program, having purchased a total of 1,295,338 shares of Company stock at an aggregate cost of $50 million, or approximately $38.57 per share. The Company retired the repurchased shares.

On April 17, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. In the second quarter of fiscal 2007, the Company completed this repurchase program, having purchased a total of 1,240,478 shares of Company stock at an aggregate cost of $50 million, or approximately $40.29 per share. The Company retired the repurchased shares.

On July 30, 2007, the Board of Directors authorized the Company to utilize $50 million to purchase shares of the Company’s outstanding common stock under an additional share repurchase program. In the fourth quarter of fiscal 2007, the Company completed this share repurchase program, having purchased a total of 1,393,166 shares of Company stock at an aggregate cost of $50 million, or approximately $35.87 per share. The Company retired the repurchased shares.

On November 26, 2007, the Company’s Board of Directors authorized the Company to utilize $25 million to purchase shares of the Company’s outstanding common stock under a new share repurchase program. In the first quarter of fiscal 2008, the Company completed the share repurchase program having purchased a total of 761,755 shares at a cost of $25 million, or approximately $32.80 per share. The Company retired the repurchased shares.

Stock repurchases for the quarter ended February 2, 2008, were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (November 4 - December 1)	373,330	$32.65	373,330	$13,747,000
Month #2 (December 2 - January 5)	400,000	$32.48	400,000	$747,000
Month #3 (January 6 - February 2)	—	—	—	$747,000

Total, February 2, 2008	773,330	$32.56	773,330	$747,000

The following graph compares the cumulative five-year total return to shareholders on The Gymboree Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index, and a peer group of 56 companies contained in SIC Codes 5600-5699. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on February 1, 2003 and tracks it through February 2, 2008.

COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*

AMONG THE GYMBOREE CORPORATION, THE NASDAQ COMPOSITE INDEX

AND A PEER GROUP

	2/1/03	1/31/04	1/29/05	1/28/06	2/3/07	2/2/08
THE GYMBOREE CORPORATION	100.00	102.52	88.01	174.26	316.83	272.16
NASDAQ COMPOSITE	100.00	156.40	156.66	177.31	192.91	187.21
SIC CODE 5600-5699 - RETAIL APPAREL ETC.	100.00	147.96	181.57	211.02	243.87	184.88

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The 56 companies included in the customized peer group are: Abercrombie & Fitch Company, Aeropostale Inc., American Eagle Outfitters, Ann Taylor Stores Corp., Bakers Footwear Group Inc., Big DOG Holdings Inc., Bluefly Inc., Brown Shoe Inc., Buckle Inc., Cache Inc., Carters Holdings Inc., Casual Male Retail Group Inc., Cato Corp., Charlotte Russe Holdings Inc., Charming Shoppes Inc., Chicos FAS Inc., Childrens Place Retail Stores Inc., Christopher & Banks Corp., Citi Trends Inc., Collective Brands Inc., Delias Inc., Dover Saddlery

Inc., Dress Barn Inc., DSW Inc., Eddie Bauer Holdings Inc., Finish Line Inc., Foot Locker Inc., Footstar Inc., Fredericks Of Hollywood Group Inc., The Gap Inc., Genesco Inc., The Gymboree Corporation, Harolds Stores Inc., Hartmarx Corp., Hot Topic Inc., J Crew Group Inc., Jo-Ann Stores Inc., Kuhlman Company Inc., Limited Brands Inc., Mothers Work Inc., New York & Company Inc., Nordstrom Inc., Pacific Sunwear California Inc., Parent Company, Ross Stores Inc., Shoe Carnival Inc., Shoe Pavilion Inc., Stage Stores Inc., Stein Mart Inc., Syms Corp., Talbots Inc., The Mens Wearhouse Inc., Tween Brands Inc., Wet Seal Inc., Wilsons The Leather Experts and Zumiez Inc.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the Consolidated Financial Statements of the Company. The Company’s United Kingdom and Ireland (collectively “Europe”) operations and its Janeville division have been presented as discontinued operations in the accompanying financial statements for fiscal years 2003 through 2006. Results of the Europe and Janeville operations in fiscal 2007 are insignificant and are included in continuing operations. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and Notes thereto.

	2007	2006	2005	2004	2003
(In thousands, except operating data and per share amounts)
Statement of Operations Data:
Net sales:
Retail (1)	$909,410	$781,172	$656,546	$578,266	$537,625
Play & Music	11,404	10,466	10,946	10,753	11,647

Total net sales	920,814	791,638	667,492	589,019	549,272
Cost of goods sold, including buying and occupancy expenses	(478,020)	(407,180)	(372,158)	(353,510)	(322,652)

Gross profit	442,794	384,458	295,334	235,509	226,620
Selling, general and administrative expenses	(312,549)	(278,294)	(233,481)	(211,986)	(185,255)

Operating income	130,245	106,164	61,853	23,523	41,365
Interest income	2,609	5,314	2,221	1,022	652
Interest expense	(179)	(232)	(340)	(355)	(411)
Other income (expense), net	769	1,560	(75)	(82)	137

Income from continuing operations, before income tax	133,444	112,806	63,659	24,108	41,743
Income tax expense	(53,113)	(41,655)	(25,460)	(2,550)	(15,666)

Income from continuing operations, net of income tax	80,331	71,151	38,199	21,558	26,077
Loss from discontinued operations, net of income tax	—	(10,901)	(4,515)	(14,120)	(416)

Income before cumulative effect of change in accounting principle	80,331	60,250	33,684	7,438	25,661
Cumulative effect of change in accounting principle, net of income tax	—	—	—	1,206	—

Net income	$80,331	$60,250	$33,684	$8,644	$25,661

Basic income per share:
Income from continuing operations, net of income tax	$2.79	$2.25	$1.21	$0.70	$0.88
Loss from discontinued operations, net of income tax	—	(0.34)	(0.14)	(0.46)	(0.01)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	0.04	—

Net income	$2.79	$1.90	$1.07	$0.28	$0.87

Diluted income per share:
Income from continuing operations, net of income tax	$2.67	$2.15	$1.19	$0.69	$0.85
Loss from discontinued operations, net of income tax	—	(0.33)	(0.14)	(0.45)	(0.01)
Cumulative effect of change in accounting principle, net of income tax	—	—	—	0.04	—

Net income	$2.67	$1.82	$1.05	$0.28	$0.83

Basic weighted average shares outstanding	28,797	31,647	31,485	30,747	29,656
Diluted weighted average shares outstanding	30,033	33,099	32,178	31,391	30,853

Operating Data:
Number of stores at end of period	786	698	642	634	596
Net sales per gross square foot at period-end (2)	$595	$592	$549	$498	$498
Net sales per average store (3)	$1,146,000	$1,111,000	$1,018,000	$911,000	$902,000
Comparable store net sales increase (4)	7%	12%	9%	2%	1%

Balance Sheet Data:
Working capital	$58,038	$161,710	$179,045	$106,538	$116,521
Total assets	397,184	454,208	424,778	351,699	302,400
Stockholders’ equity	208,295	275,727	275,077	217,406	200,214

Notes:

(1)	Net retail sales include revenues from the Company’s retail stores, online stores and the Gymboree Visa program.
(2)	Equals net retail sales, excluding revenues from the Gymboree Visa program, divided by total square feet of store space as of each fiscal year-end.
(3)	Equals net retail sales, excluding revenues from the Gymboree Visa program, divided by stores open as of each fiscal year-end.
(4)	A comparable store is one that has been open for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable stores net sales include net sales from the Company’s online stores. Comparable stores net sales were calculated on a 52-week basis for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, JANIE AND JACK®, and CRAZY 8™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of February 2, 2008, the Company conducted its business through five primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, Crazy 8, and Gymboree Play & Music. As of February 2, 2008, the Company had 786 stores, including 754 stores in the United States (including 565 Gymboree stores, 93 Janie and Jack shops, 82 Gymboree Outlet stores, and 14 Crazy 8 stores), 30 Gymboree stores in Canada and 2 stores in Puerto Rico. The Company also operates three online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com.

The Company’s net sales for fiscal 2007 increased to $920.8 million from $791.6 million in fiscal 2006 and $667.5 million in fiscal 2005. Net income totaled $80.3 million in fiscal 2007 compared to $60.3 million in fiscal 2006 and $33.7 million in fiscal 2005. Comparable store net sales (which include online stores), based on a 52-week period, increased 7% during fiscal 2007 versus 2006, 12% during fiscal 2006 versus 2005, and 9% during fiscal 2005 versus 2004.

The Company expects that future increases in net sales and net income will be dependent on, among other factors, its ability to:

•	Expand its three newer growth concepts, Janie and Jack, Gymboree Outlet, and Crazy 8;

•	Continue to reduce product costs while maintaining high-quality standards;

•	Generate more sales to existing customers in the core Gymboree division through appropriate size expansions; growth of the Boy department business and increased Newborn product assortment; and

•	Attract new customers through strategies such as direct mail campaigns and cross-brand marketing.

The Company’s long-term growth will depend on the development and implementation of newer retail concepts such as Janie and Jack, Gymboree Outlet, and Crazy 8, as well as continued investment in its core retail brand, Gymboree. As such, the Company expects to continue to devote time and effort to evaluating, developing, and testing new concepts when it perceives opportunities in the marketplace. Such efforts inevitably require significant management attention at all phases of the process and, for those concepts that the Company determines to launch, significant capital expenditures and losses during the early years of operation. Fiscal 2007 results include an operating loss of $0.11 per diluted share related to the Company’s new Crazy 8 concept. Such losses are expected to continue in fiscal 2008.

During 2008, the Company plans to open approximately 100 new stores, including 20 Gymboree stores, 40 Gymboree Outlet stores, 20 Janie and Jack shops, and 20 Crazy 8 stores. The Company also plans to remodel, relocate or expand approximately 20 Gymboree and Janie and Jack stores.

The Company’s year-end is on the Saturday closest to January 31. Fiscal 2007, which included 52 weeks, ended on February 2, 2008. Fiscal 2006, which included 53 weeks, ended on February 3, 2007. Fiscal 2005, which included 52 weeks, ended on January 28, 2006. Management estimates that the 53rd week of fiscal 2006 contributed approximately $0.05 per diluted share to income from continuing operations.

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

Share-Based Compensation. In fiscal 2006, the Company adopted SFAS No. 123(R), Share-Based Compensation (“SFAS 123(R)”) using the modified prospective transition method and began accounting for share-based compensation using a fair-valued based recognition method. Under the provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and expensed over the requisite service period of the award. The Company recognizes share-based compensation expense on a straight-line basis for options and awards with time-based service conditions, and on an accelerated basis for awards with performance conditions (see Note 7). Determining the appropriate fair-value model, calculating the fair value of share-based awards at the grant date and amortizing the fair value over the requisite service period requires considerable judgment, including estimating stock price volatility, expected term and forfeiture rates. The Company develops its estimates based on historical data and market information, which can change significantly over time.

The Company uses the Black-Scholes option valuation model to value options and shares issued under the Company’s Employee Stock Purchase Plan. Restricted stock units and shares are valued based on the fair market value of the Company’s common stock on the date of grant. The Company estimates stock price volatility based on an average historical volatility of its stock. Expected term and forfeiture rate assumptions are also derived from historical data, giving consideration to expectations of future employee behavior. Had the Company used alternative valuation methodologies or assumptions, the amount expensed for share-based awards could be significantly different.

Inventory Valuation. The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and reduces prices to sell that merchandise. The Company takes a physical count of inventories in all stores once a year, and in some stores twice a year. The Company performs cycle counts of inventory for its retail distribution center and online stores throughout the year. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends.

Asset Impairment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Long-lived assets at retail stores are reviewed for impairment once the related store has been open for a minimum of 18 to 36 months, depending on the brand. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value and the fair value of the assets. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, the Company records a charge for lease buyout expense or the difference between its rent and the rate at which it expects to be able to sublease the properties and related cost, as appropriate. Most closures occur upon the lease expiration. The Company’s estimate of future cash flows is based on experience and occasionally third-party advice or market data. However, these estimates can be affected by factors that are difficult to predict such as future store profitability, real estate demand and economic conditions.

Workers’ Compensation. The Company is partially self-insured for workers’ compensation insurance. The Company records a liability based on claims filed and an actuarially determined amount of claims incurred, but not yet reported. Any actuarial projection of losses concerning the Company’s liability is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Co-Branded Credit Card. The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program offers incentives to cardholders, including a 5% discount on purchases from Gymboree using the Gymboree Visa card and rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and absorbs all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to the Agreements as follows:

•	New account fees are recognized as retail revenues on a straight-line basis over the average estimated life of the credit card relationship, currently estimated to be three years.

•	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.

•

Minimum guaranteed annual payments, which exceed amounts earned based on the number of accounts opened and card usage, are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be three years.

•	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

Revenue Recognition. Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when the Company estimates merchandise is delivered to the customer. Customers generally receive merchandise within a few days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations and through its online stores. Revenue is recognized in the period that the gift card is redeemed. The Company recognizes unredeemed gift card balances over three years old as other income. Customers may earn Gymbucks and redeem them for merchandise at a discount during the redemption period. One-half of the Gymbucks coupon value is earned by customers when the minimum purchase requirement is met during the earning period, and the other half is earned when the additional purchase requirement is met during the redemption period. A liability is recorded for all Gymbucks earned, but not redeemed, within an accounting period. Sales are presented net of a sales return reserve, which is estimated based on historical return trends. If actual returns or Gymbucks redemptions exceed or fall short of estimates, adjustments to sales returns and markdowns may be recorded in the future.

Income Taxes. The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of the Company’s tax positions, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Fiscal 2007 Compared to Fiscal 2006

Net Sales

Net retail sales for fiscal 2007 increased to $909.4 million from $781.2 million in fiscal 2006, an increase of $128.2 million, or 16%. Comparable store sales increased 7%, primarily driven by a variety of factors including a positive response to the Company’s direct marketing efforts and continued strength in sales from the Gymboree boy departments, Janie and Jack, and Gymboree Outlet. Non-comparable store sales increased due to net store and square footage growth of 88 stores and approximately 200,000 square feet, respectively. There were 786 stores open at the end of fiscal 2007 compared to 698 at the end of fiscal 2006.

Gymboree Play & Music net sales for fiscal 2007 increased to $11.4 million from $10.5 million in fiscal 2006. There were 559 Gymboree Play & Music sites at the end of fiscal 2007 (including three Company-operated sites), compared to 548 sites (including three Company-operated sites) at the end of fiscal 2006.

Gross Profit

Gross profit for fiscal 2007 increased to $442.8 million from $384.5 million in fiscal 2006. As a percentage of net sales, gross profit decreased 0.5 percentage points to 48.1% from 48.6% last year. This decrease was primarily due to lower full-priced selling, as a result of a more promotional retail environment in fiscal 2007, as well as the absence of the 53rd week in fiscal 2007 and relatively lower gross margins generated in the Crazy 8 division.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $312.5 million in fiscal 2007 from $278.3 million in fiscal 2006, an increase of $34.2 million, or 12%. SG&A as a percentage of sales decreased 1.3 percentage points to 33.9% from 35.2% in fiscal 2006. SG&A expenses in fiscal 2006 included a charge of $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer (see Note 11). Excluding this item, SG&A as a percentage of sales decreased 0.8 percentage points to 33.9% from 34.7% in fiscal 2006. SG&A decreases as a percentage of sales for fiscal 2007 were primarily due to improved leveraging of store and corporate compensation expense (excluding share-based compensation), lower professional services fees and travel, partially offset by increases in marketing expenses and share-based compensation.

Interest Income

Interest income decreased to $2.6 million in fiscal 2007 from $5.3 million in fiscal 2006 resulting from lower average cash reserves due to the Company’s stock repurchase programs over the past year.

Other Income (Expense), net

Other income of $0.8 million in fiscal 2007 primarily represents revenue related to unredeemed gift cards and amounts related to a favorable legal settlement. Other income in fiscal 2006 was primarily due to amounts related to a favorable legal settlement.

Income Taxes

Income tax expense for fiscal 2007 and 2006 resulted in effective tax rates of approximately 39.8% and 36.9%, respectively. The effective tax rate in fiscal 2006 benefited from reversing a valuation allowance of approximately $3.6 million related to state net operating loss (“NOL”) carryforwards and other foreign tax attributes.

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Net retail sales for fiscal 2006 increased to $781.2 million from $656.5 million in fiscal 2005, an increase of $124.7 million, or 19%. Comparable store sales increased 12% (on a 52-week basis), primarily driven by a variety of factors, including improved performance from the Company’s kid and baby boy divisions, a substantial increase in direct-marketing efforts, and a more effective merchandising and promotional cadence throughout the year. Non-comparable store sales increased due to net store and square footage growth of 56 stores and 120,000 square feet, respectively. There were 698 stores open at the end of fiscal 2006 compared to 642 at the end of fiscal 2005.

Gymboree Play & Music net sales for fiscal 2006 decreased to $10.5 million from $10.9 million in fiscal 2005. There were 548 Gymboree Play & Music sites at the end of fiscal 2006 (including three Company-operated sites), compared to 545 sites (including four Company-operated sites) at the end of fiscal 2005.

Gross Profit

Gross profit for fiscal 2006 increased to $384.5 million from $295.3 million in fiscal 2005. As a percentage of net sales, gross profit increased 4.4 percentage points to 48.6% from 44.2% in fiscal 2005. This increase was primarily due to the reduction in product costs resulting from the Company’s product cost reduction strategies, improved full price selling and the leveraging of buying and occupancy expenses.

Selling, General and Administrative Expenses

SG&A expenses increased to $278.3 million in fiscal 2006 from $233.5 million in fiscal 2005, an increase of $44.8 million or 19.2%. SG&A expense for fiscal 2006 includes approximately $8.4 million in share-based compensation expense as a result of the adoption of SFAS 123(R), $3.7 million related to the retirement of the Company’s former Chairman and Chief Creative Officer, and a legal settlement charge of $1.3 million offset by approximately $500,000 of benefit arising from the finalization of payments to be made under a previously accrued lawsuit. Excluding these four items, SG&A as a percentage of sales decreased 1.5 percentage points in fiscal 2006 to 34% compared to fiscal 2005. SG&A savings as a percentage of sales for fiscal 2006 were generated from leveraging store compensation and depreciation, reduced professional fees and lower repair and maintenance costs, partially offset by increases in costs related to corporate compensation and the Company’s additional marketing initiatives.

Interest Income

Interest income increased to $5.3 million in fiscal 2006 from $2.2 million in fiscal 2005 resulting from interest earned on higher average investment balances, as well as higher average interest rate yields compared to the prior year.

Other Income (Expense), net

Other income of $1.6 million in fiscal 2006 primarily represents amounts related to the favorable resolution of legal settlements.

Income Taxes

Income tax expense for fiscal 2006 and 2005 resulted in an effective tax rate of approximately 36.9% and 40.0%, respectively. The effective rate for fiscal 2006 includes approximately $3.6 million in tax benefit from the release of a valuation allowance related to state net operating loss carryforwards and other foreign tax attributes, which the Company expects to utilize as a result of its significant earnings improvement. In addition, the Company also recorded an increase in certain state reserves of approximately $1.9 million.

Discontinued Operations

Losses from discontinued operations in fiscal 2006 and 2005 relate primarily to the Company’s Janeville division, which was closed in the fourth quarter of fiscal 2006. Losses for the Janeville division, before income tax, were approximately $17.5 million in fiscal 2006, and included operating losses as well as approximately $6.8 million for asset impairment, $4.8 million for lease disposition costs, $0.8 million for the cancellation of certain purchase commitments, and $0.3 million for severance to employees. Losses for the Janeville division, before income taxes, approximated $8.5 million in fiscal 2005. The Janeville losses were offset by income of approximately $1.1 million, before income taxes, related to the Company’s United Kingdom and Ireland entities. Income generated from the United Kingdom and Ireland entities in fiscal 2005 primarily represents the favorable resolution of lease terminations in connection with the liquidation of the entities, and is partially offset by legal and accounting fees, as well as foreign exchange losses primarily related to the recognition of cumulative translation adjustments. See Note 2 to the Consolidated Financial Statements.

Liquidity and Capital Resources

Cash and cash equivalents totaled $33.3 million and $27.5 million as of February 2, 2008 and February 3, 2007, respectively. Marketable securities totaled $129.3 million as of February 3, 2007. Working capital as of February 2, 2008 totaled $58.0 million as compared to $161.7 million as of February 3, 2007. The decreases in working capital and marketable securities resulted from the Company’s share repurchase programs.

Net cash provided by operating activities for fiscal 2007 was $107.9 million compared to $121.7 million in fiscal 2006 and $97.4 million in fiscal 2005. The decrease in fiscal 2007 was primarily due to an increase in inventory purchases to support planned store and sales growth.

Net cash provided by investing activities for fiscal 2007 was $60.5 million compared to net cash used in investing activities of $52.9 million in fiscal 2006 and $114.5 million in fiscal 2005. Net cash provided by investing activities for fiscal 2007 consisted of $129.3 million in net marketable securities proceeds offset by $68.8 million in capital expenditures. Capital expenditures in fiscal 2007 related to the opening of 95 new stores, relocation, remodeling and/or expansion of 52 existing stores, store openings and relocations currently in progress, information technology improvements, and expansion of the Company’s distribution center.

Net cash used in financing activities for fiscal 2007 was $164.3 million compared to $73.2 million in fiscal 2006 and net cash provided by financing activities of $18.8 million in fiscal 2005. The increase in fiscal 2007 was primarily due to $174.3 million in stock repurchases in fiscal 2007 discussed in more detail below.

The Company has an unsecured revolving credit facility for borrowings of up to $120 million. Borrowings available under this credit facility may not exceed $100 million from and after April 2, 2008. The credit facility, which expires in August 2008, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The interest rate for each borrowing under the facility will be, at the option of the Company, a base rate plus an additional marginal rate (a total of 6.0% as of February 2, 2008) or the Eurodollar rate plus an additional marginal rate (a total of 4.65% as of February 2, 2008). This credit facility requires the Company to meet financial covenants on a quarterly basis, limits annual capital expenditures, restricts the payment of dividends, and limits stock repurchases. As of February 2, 2008, the Company was in compliance with these covenants. As of February 2, 2008, there were no outstanding borrowings and $52.9 million of documentary and standby letters of credit were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the fiscal year was $75.0 million.

During fiscal 2007, the Company repurchased 4,672,737 shares of common stock at a cost of approximately $174.3 million, or approximately $37.28 per share. During fiscal 2006, the Company repurchased 3,277,654 shares of common stock at a cost of approximately $110.0 million, or approximately $33.55 per share.

The Company estimates capital expenditures for fiscal 2008 will approximate $60 million and will be used to open approximately 100 new stores, including 20 Gymboree stores, 40 Gymboree Outlet stores, 20 Janie and Jack shops, 20 Crazy 8 stores, and to remodel, relocate or expand approximately 20 Gymboree and Janie and Jack stores, as well as to continue investment in the Company’s new retail point of sale system, online stores and systems infrastructure upgrade and replacement. The Company’s current plans for Gymboree, Janie and Jack, Gymboree Outlet and Crazy 8 will require increasing capital expenditures for new stores for the next several years.

We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs through fiscal 2008.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of February 2, 2008:

Contractual Obligations

($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Stand-by letters of credit	$4,978	$—	$—	$—	$4,978
Operating leases (1):
Minimum rental obligations	60,501	105,960	97,235	163,342	427,038
Other lease-required obligations	29,031	50,234	44,969	74,068	198,302
Inventory purchase obligations (2)	137,676	—	—	—	137,676
Other purchase obligations (3)	5,830	1,879	1,511	—	9,220

Total contractual cash obligations	$238,016	$158,073	$143,715	$237,410	$777,214

(1)	Includes minimum rental obligations and other lease-required expenses such as utilities, real estate taxes and common area repairs and maintenance.
(2)	Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.
(3)	Other purchase obligations include commitments for capital expenditures, information technology and professional services.

The Company adopted FIN 48 on the first day of fiscal 2007. As of February 2, 2008, the Company had unrecognized tax benefits of $6.9 million, accrued interest of $1.6 million, and accrued penalties of $0.5 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, Fair Value Measurements, which establishes a single authoritative definition of fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 only applies to fair value measurements that are already required or permitted by other accounting standards, and accordingly, will not require any new fair value measurements. The Company will adopt SFAS 157 as of the beginning of fiscal 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company will adopt SFAS 159 as of the beginning of fiscal 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations, or cash flows.

Impact of Inflation

The impact of inflation on results of operations has not been significant in any of the last three fiscal years.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward foreign exchange contracts to hedge inventory purchases. The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect us from the risk that the eventual dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates.

The table below summarizes the notional amounts and fair values of our open forward foreign exchange contracts in U.S. dollars as of February 2, 2008 and February 3, 2007.

	February 2, 2008
(In thousands except weighted-average rate data)	Notional Amount	Fair Value Gain	Weighted Average Rate
Canadian dollars	$4,662	$6	$1.01

Total	$4,662	$6

	February 3, 2007
(In thousands except weighted-average rate data)	Notional Amount	Fair Value Gain	Weighted Average Rate
Canadian dollars	$3,743	$138	$0.85

Total	$3,743	$138

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2008. We also have audited the Company’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of February 2, 2008 and February 3,

2007, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 7 to the consolidated financial statements, in fiscal 2006, the Company changed its method of accounting for share-based payment arrangements to conform to Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

As discussed in Note 6 to the consolidated financial statements, in fiscal 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.”

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 27, 2008

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	February 2, 2008	February 3, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$33,313	$27,493
Marketable securities	—	129,325
Accounts receivable, net of allowance of $498 and $274	12,640	12,988
Merchandise inventories	119,523	104,293
Prepaid expenses	12,096	10,323
Deferred income taxes	11,652	9,298
Current assets of discontinued operations	—	126

Total current assets	189,224	293,846

Property and Equipment:
Land and buildings	12,476	10,615
Leasehold improvements	186,777	164,546
Furniture, fixtures, and equipment	176,900	158,104

	376,153	333,265
Less accumulated depreciation and amortization	(190,796)	(183,014)

	185,357	150,251
Deferred Income Taxes	21,028	8,710
Lease Rights and Other Assets	1,575	1,401

Total Assets	$397,184	$454,208

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$52,915	$55,872
Accrued liabilities	70,282	66,334
Income tax payable	7,989	8,002
Current liabilities of discontinued operations	—	1,928

Total current liabilities	131,186	132,136

Long-Term Liabilities:
Deferred rent and other liabilities	51,722	46,345
Unrecognized tax benefits	5,981	—

Total Liabilities	188,889	178,481

Commitments and Contingencies (see Note 3)	—	—
Stockholders’ Equity:
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 28,344,205 and 31,769,608 shares issued and outstanding at February 2, 2008 and February 3, 2007, respectively)	140,012	132,603
Retained earnings	67,340	144,097
Accumulated other comprehensive income (loss)	943	(973)

Total Stockholders’ Equity	208,295	275,727

Total Liabilities and Stockholders’ Equity	$397,184	$454,208

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Net sales:
Retail	$909,410	$781,172	$656,546
Play & Music	11,404	10,466	10,946

Total net sales	920,814	791,638	667,492
Cost of goods sold, including buying and occupancy expenses	(478,020)	(407,180)	(372,158)

Gross profit	442,794	384,458	295,334
Selling, general and administrative expenses	(312,549)	(278,294)	(233,481)

Operating income	130,245	106,164	61,853
Interest income	2,609	5,314	2,221
Interest expense	(179)	(232)	(340)
Other income (expense), net	769	1,560	(75)

Income from continuing operations, before income tax	133,444	112,806	63,659
Income tax expense	(53,113)	(41,655)	(25,460)

Income from continuing operations, net of income tax	80,331	71,151	38,199
Loss from discontinued operations, net of income tax	—	(10,901)	(4,515)

Net income	$80,331	$60,250	$33,684

Basic per share amounts:
Income from continuing operations, net of income tax	$2.79	$2.25	$1.21
Loss from discontinued operations, net of income tax	—	(0.34)	(0.14)

Net income	$2.79	$1.90	$1.07

Diluted per share amounts:
Income from continuing operations, net of income tax	$2.67	$2.15	$1.19
Loss from discontinued operations, net of income tax	—	(0.33)	(0.14)

Net income	$2.67	$1.82	$1.05

Weighted average shares outstanding:
Basic	28,797	31,647	31,485
Diluted	30,033	33,099	32,178

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,331	$60,250	$33,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,151	28,769	29,432
Provision (benefit) for deferred income taxes	(9,771)	(9,548)	6,725
Share-based compensation expense	16,381	10,619	316
Loss on disposal of property and equipment and other	687	6,818	1,514
Excess tax benefits from exercise of share-based awards	(3,330)	(8,475)	—
Tax benefit from exercise of stock options	3,841	11,577	5,477
Change in assets and liabilities:
Accounts receivable	424	(797)	4,355
Merchandise inventories	(14,874)	(3,622)	(2,964)
Prepaid expenses and other assets	(1,777)	(6,641)	1,079
Accounts payable	(3,343)	10,757	5,503
Income tax payable	2,577	13,286	(1,740)
Accrued liabilities	3,964	8,403	11,423
Deferred rent and other liabilities	1,606	296	2,580

Net cash provided by operating activities	107,867	121,692	97,384

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	508,978	1,245,226	568,225
Purchases of marketable securities	(379,653)	(1,259,551)	(653,225)
Capital expenditures	(68,794)	(38,722)	(29,583)
Other	—	189	89

Net cash provided by (used in) investing activities	60,531	(52,858)	(114,494)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,577	28,301	18,822
Excess tax benefits from exercise of share-based awards	3,330	8,475	—
Repurchases of common stock	(174,253)	(109,999)	—

Net cash (used in) provided by financing activities	(164,346)	(73,223)	18,822

Net Increase (Decrease) in Cash and Cash Equivalents	4,052	(4,389)	1,712
Effect of exchange rate fluctuations on cash	1,768	(155)	(274)

CASH AND CASH EQUIVALENTS:
Beginning of Year	27,493	32,037	30,599

End of Year	$33,313	$27,493	$32,037

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$4,340	$6,587	$2,780

OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$58,573	$19,636	$12,354
Cash paid during the year for interest	$26	$67	$119

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007, AND JANUARY 28, 2006

(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total	Total Comprehensive Income
	Shares	Amount
BALANCE AT JANUARY 29, 2005	31,112,066	31	66,707	150,915	(247)	217,406
Issuance of common stock under equity incentive and purchase plans	1,662,794	2	18,821			18,823
Share-based compensation			316			316
Tax benefit from exercise of stock options			5,476			5,476
Translation adjustments and unrealized net loss on cash flow hedges, net of tax					(628)	(628)	$(628)
Net income				33,684		33,684	33,684

Comprehensive income							$33,056

BALANCE AT JANUARY 28, 2006	32,774,860	33	91,320	184,599	(875)	275,077
Issuance of common stock under equity incentive and purchase plans	2,272,402	2	28,299			28,301
Share-based compensation			10,619			10,619
Stock repurchases	(3,277,654)	(3)	(9,244)	(100,752)		(109,999)
Tax benefit from exercise of stock options and windfall tax benefits			11,577			11,577
Translation adjustments and unrealized net loss on cash flow hedges, net of tax					(98)	(98)	$(98)
Net income				60,250		60,250	60,250

Comprehensive income							$60,152

BALANCE AT FEBRUARY 3, 2007	31,769,608	32	132,571	144,097	(973)	275,727
Adoption of FIN 48				(2,325)		(2,325)
Issuance of common stock under equity incentive and purchase plans	1,247,334	1	6,576			6,577
Share-based compensation			16,381			16,381
Stock repurchases	(4,672,737)	(5)	(19,485)	(154,763)		(174,253)
Tax benefit from exercise of stock options and windfall tax benefits			3,941			3,941
Translation adjustments and unrealized net loss on cash flow hedges, net of tax					1,916	1,916	$1,916
Net income				80,331		80,331	80,331

Comprehensive income							$82,247

BALANCE AT FEBRUARY 2, 2008	28,344,205	$28	$139,984	$67,340	$943	$208,295

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel, accessories and play programs for children. As of February 2, 2008, the Company conducted its business through five primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, Crazy 8, and Gymboree Play & Music. The Company operates two reportable segments, retail stores and Gymboree Play & Music (see Note 9). As of February 2, 2008, the retail segment operated a total of 786 retail stores, including 754 stores in the United States (565 Gymboree stores, 82 Gymboree Outlet stores, 93 Janie and Jack shops, and 14 Crazy 8 stores), 30 stores in Canada and 2 stores in Puerto Rico, as well as three online stores at www.gymboree.com, www.janieandjack.com, www.crazy8.com.

Gymboree Play & Music offers children ages newborn to 5 years the opportunity to explore, learn and play in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts, as well as birthday parties and developmental toys, books and music. As of February 2, 2008, Gymboree Play & Music programs included three Company-operated play centers in California and 556 franchisee-operated play centers, of which approximately 48% are located in the United States.

Fiscal Year

The Company’s year-end is on the Saturday closest to January 31. Fiscal 2007, which included 52 weeks, ended on February 2, 2008. Fiscal 2006, which included 53 weeks, ended on February 3, 2007. Fiscal 2005, which included 52 weeks, ended on January 28, 2006.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investment instruments with a maturity of three months or less at date of purchase.

Marketable Securities

Marketable securities primarily consisted of auction rate securities, which the Company normally liquidates no later than 49 days from purchase in an auction process. These securities were held as available-for-sale. Unrealized gains and losses were not material as of February 3, 2007.

Accounts Receivable

The majority of the Company’s accounts receivable are due from major credit card companies and are collected within 5 days. Also included in accounts receivable are amounts due from Gymboree Play & Music franchisees for royalties and consumer product sales, as well as amounts due from landlord construction allowances. Royalties are due within 30 days of each calendar quarter-end and receivables from consumer product sales are generally due upon shipment. Construction allowance receivable due dates vary. The Company estimates its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history. The provision for doubtful accounts receivable is included in selling, general and administrative expenses. A summary of activity in the allowance for doubtful accounts is as follows:

Dollars in thousands	Fiscal 2007	Fiscal 2006	Fiscal 2005
Balance at beginning of year	$274	$322	$192
Provision for doubtful accounts receivable	326	67	283
Accounts written off	(102)	(115)	(153)

Balance at end of year	$498	$274	$322

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

Merchandise Inventories

Merchandise inventories are recorded under the lower of cost or market method, determined on a weighted-average basis. The Company reviews its inventory levels in order to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and reduces prices to sell that merchandise. The Company takes a physical count of inventories in all stores once a year, and in some stores twice a year. The Company performs cycle counts of inventory for its retail distribution center and online stores throughout the year. The Company records an inventory shrink adjustment upon physical counts and also provides for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately three to 25 years, except for the Company’s distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements, which include internal payroll costs for employees dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which range from five to 13 years, or the estimated useful life of the improvements. Software costs are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use,” and are amortized using the straight-line method based on an estimated useful life of three to 7 years. Construction in progress was $9.4 million and $10.1 million as of February 2, 2008 and February 3, 2007, respectively.

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the long-lived assets are less than the carrying value, a loss is recognized equal to the difference between the carrying value and the fair value of the assets. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed, which are under long-term leases, the Company records a charge for lease buyout expense or the difference between its rent and the rate at which it expects to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on historical experience and typically third-party advice or market data. However, these estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

Asset Retirement Obligations

An asset retirement obligation represents a legal obligation associated with the retirement of a tangible long-lived asset that is incurred upon the acquisition, construction, development or normal operation of that long-lived asset. The Company recognizes asset retirement obligations in the period in which they are incurred, if a reasonable estimate of fair value can be made. The asset retirement obligation is subsequently adjusted for changes in fair value. The associated estimated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depreciated over its useful life. The Company’s asset retirement obligations relate to restoration provisions in leases for retail store locations and the Company’s corporate offices and are not significant.

Income Taxes

The Company provides for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Income tax contingencies are accounted for in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Lease Rights

Lease rights are costs incurred to acquire the right to lease a specified property and are recorded at cost and amortized over the term of the lease, starting at the time the Company takes physical possession of the property.

Intangible Assets

Intangible assets include costs incurred to register trademarks and service marks. These assets have been assigned an indefinite life and are reviewed for impairment on an annual basis. Intangible assets approximated $0.8 million and $0.6 million as of February 2, 2008 and February 3, 2007, respectively.

Rent Expense

Many of the Company’s operating leases contain free rent periods and predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease, starting at the time the Company takes physical possession of the property.

Construction Allowance

As part of many lease agreements, the Company receives construction allowances from landlords. The construction allowances are included in deferred rent and other liabilities and are amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time the Company takes physical possession of the property. Construction allowances of $8.3 million, $6.0 million and $6.0 million were granted in fiscal 2007, 2006 and 2005, respectively.

Workers’ Compensation Liabilities

The Company is partially self-insured for workers’ compensation insurance. The Company records a liability based on claims filed and an actuarially determined amount of claims incurred, but not yet reported. This liability approximated $1.8 million and $2.0 million as of February 2, 2008 and February 3, 2007, respectively. Any actuarial projection of losses is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rates effective on the balance sheet date. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as other comprehensive income within stockholders’ equity. Foreign currency translation adjustments related to the discontinued United Kingdom and Ireland entities have been recognized as foreign exchange losses upon substantial liquidation of those entities in fiscal 2005, and are included in losses from discontinued operations in the accompanying consolidated statements of income (see Note 2) for fiscal 2006 and fiscal 2005.

Store Preopening Costs

Store preopening costs are expensed as incurred.

Advertising

Advertising costs are expensed as incurred. Advertising expense, including costs related to direct mail campaigns, totaled approximately $18.2 million, $12.6 million and $6.4 million in fiscal 2007, 2006 and 2005, respectively.

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when the Company estimates merchandise is delivered to the customer. Customers generally receive merchandise within a few days of shipment. Sales are presented net of a sales return reserve. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations and through its websites. Revenue is recognized in the period that the gift card is redeemed. The Company recognizes unredeemed gift card balances over three years old as other income. Customers may earn Gymbucks and redeem them for merchandise at a discount during the redemption period. One-half of the Gymbucks coupon value is earned by customers when the minimum purchase requirement is met during the earning period, and the other half is earned when the additional purchase requirement is met during the redemption period. A liability is recorded for all Gymbucks earned, but not redeemed within an accounting period. Net retail sales include revenue from the Company’s co-branded credit card (see Note 10). The Company presents taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

For the Gymboree Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or a note payable, the franchisee has fully executed a franchise agreement and the Company has substantially completed its obligations under such agreement. The Company receives royalties based on each domestic franchisee’s gross receipts from operations and based on fees paid by international sub-franchisees to the master franchisee. Such royalty fees are recorded when earned. The Company also recognizes revenues from consumer products and equipment sold to franchisees at the time the products or equipment are shipped to the franchisees.

A summary of activity in the sales return reserves is as follows:

Dollars in thousands	Fiscal 2007	Fiscal 2006	Fiscal 2005
Balance at beginning of year	$1,754	$1,534	$1,503
Provision for sales returns	22,444	19,274	17,416
Actual sales returns	(22,452)	(19,054)	(17,385)

Balance at end of year	$1,746	$1,754	$1,534

Share-Based Compensation

Had the Company recorded compensation expense for its equity incentive plans and the Employee Stock Purchase Plan based on the fair value method consistent with the method of SFAS 123, income from continuing operations and income from continuing operations per share would have been as follows for fiscal 2005:

Year Ended January 28, 2006
(In thousands, except per share data)
Income from continuing operations, as reported	$38,199
Add: Share-based employee compensation expense, net of related tax effects	197
Deduct: Total share-based employee compensation expense determined under fair value based method, for awards granted or settled, net of related tax effects	(3,351)

Pro forma income from continuing operations	$35,045

Basic income from continuing operations per share
As reported	$1.21
Pro forma	1.11
Diluted income from continuing operations per share
As reported	$1.19
Pro forma	1.09

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments and is shown in the consolidated statements of stockholders’ equity.

Derivative Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”), as amended, requires that each derivative instrument be recorded on the balance sheet as either an asset or liability and measured at its fair value. SFAS 133 also requires that changes in the derivative’s fair value be recognized in earnings or accumulated other comprehensive income, depending on whether the derivative qualifies for hedge accounting treatment. The Company enters into forward foreign exchange contracts to hedge certain inventory purchases. The term of the forward exchange contracts is generally less than one year. The purpose of our foreign currency hedging activities is to protect the Company from the risk that the eventual dollar margins resulting from inventory purchases will be adversely affected by changes in exchange rates. Accumulated other comprehensive income includes approximately $125,000 in unrealized losses and $112,000 in unrealized gains related to hedging activity as of February 2, 2008 and February 3, 2007, respectively. Amounts recognized in other comprehensive income are amortized to cost of sales over a three month period.

Income Per Share

Basic income per share is calculated by dividing net income for the year by the number of weighted-average common shares outstanding for the year. Diluted income per share includes the effects of dilutive instruments, such as stock options and restricted stock, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted-average number of shares outstanding.

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
	(In thousands)
Shares used to compute basic EPS	28,797	31,647	31,485
Add: effect of dilutive securities	1,236	1,452	693

Shares used to compute diluted EPS	30,033	33,099	32,178

Share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect totaled 13,579, 29,954 and 2,058,245 in fiscal 2007, 2006 and 2005, respectively.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS No. 157 only applies to fair value measurements that are already required or permitted by other accounting standards and accordingly, will not require any new fair value measurements. The Company will adopt SFAS 157 as of the beginning of fiscal 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company will adopt SFAS 159 as of the beginning of fiscal 2008. We do not expect the adoption of SFAS No. 159 to have a material impact on our consolidated financial position, results of operations, or cash flows.

2.	Discontinued Operations

On October 4, 2006, the Board of Directors authorized the Company to proceed with the closure of its Janeville division (17 stores), as a result of the division’s inability to achieve the level of financial performance expected by management and the desire to focus existing resources on other opportunities. All Janeville stores closed in the fourth quarter of fiscal 2006. The Company closed its Gymboree operations in the United Kingdom and Ireland (collectively “Europe” operations) in fiscal 2004. The results of the Europe and Janeville operations have been presented as discontinued operations in the accompanying financial statements for fiscal years 2006 and 2005. Results of the Europe and Janeville operations in fiscal 2007 are insignificant and are included in continuing operations.

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

Losses for the Janeville division in fiscal 2006 included operating losses, as well as approximately $6.8 million for asset impairment, $4.8 million for lease disposition costs, $0.8 million for the cancellation of certain purchase commitments, and $0.3 million for employee severance. Losses from the Janeville division in fiscal 2005 represent results of operations. Income generated from the United Kingdom and Ireland entities in fiscal 2005 primarily represents the favorable resolution of lease terminations in connection with the liquidation of the entities, and is partially offset by legal and accounting fees, as well as foreign exchange losses primarily related to the recognition of cumulative translation adjustments.

3.	Commitments and Contingencies

The Company leases its retail store locations, corporate headquarters, and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2019. Store leases typically have 10-year terms and include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. In most cases, leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses.

Future minimum lease payments under operating leases at February 2, 2008 are as follows:

Fiscal	(In thousands)
2008	$89,532
2009	80,760
2010	75,433
2011	73,339
2012	68,865
Later years	237,410

Total	$625,339

Rent expense for all operating leases totaled $87.3 million, $75.5 million and $69.5 million in fiscal 2007, 2006 and 2005, respectively, which includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $31.4 million, $27.1 million and $24.6 million for fiscal 2007, 2006 and 2005, respectively. Percentage rent expense was approximately $0.8 million, $0.8 million and $0.4 million in fiscal 2007, 2006 and 2005, respectively.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

4.	Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $120 million. Borrowings available under this credit facility may not exceed $100 million from and after April 2, 2008. The credit facility, which expires in August 2008, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The interest rate for each borrowing under the facility will be, at the option of the Company, a base rate plus an additional marginal rate (a total of 6.0% as of February 2, 2008) or the Eurodollar rate plus an additional marginal rate (a total of 4.65% as of February 2, 2008). This credit facility requires the Company to meet financial covenants on a quarterly basis, limits annual capital expenditures, restricts the payment of dividends, and limits stock repurchases. As of February 2, 2008, the Company was in compliance with these covenants. As of February 2, 2008, there were no outstanding borrowings and $52.9 million of documentary and standby letters of credit were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the fiscal year was $75.0 million.

Total interest expense charged to operations during fiscal 2007, 2006 and 2005 was approximately $0.2 million, $0.2 million and $0.3 million, respectively.

5.	Accrued Liabilities

Accrued liabilities consist of the following:

	February 2, 2008	February 3, 2007
	(In thousands)
Store operating expenses and other	$25,061	$27,167
Employee compensation	20,168	19,393
Gift card liabilities and merchandise credits	17,378	13,231
Deferred revenue related to Gymboree Visa program	5,683	3,996
Sales taxes	1,992	2,547

Total	$70,282	$66,334

6.	Income Taxes

The provision for income taxes consists of the following:

	2007	2006	2005
	(In thousands)
Current:
Federal	$52,844	$41,990	$17,662
State	7,570	7,422	2,451
Foreign	2,905	1,766	126

Total current	63,319	51,178	20,239

Deferred:
Federal	(10,777)	(3,861)	4,383
State	(45)	(4,935)	838
Foreign	616	(727)	—

Total deferred	(10,206)	(9,523)	5,221

Total provision	$53,113	$41,655	$25,460

Total provision (benefit):
Continuing operations	$53,113	$41,655	$25,460
Discontinued operations	—	(6,505)	(2,845)

	$53,113	$35,150	$22,615

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate for continuing operations is as follows:

	2007	2006	2005
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	4.5	4.2	2.9
Favorable settlement of certain state tax uncertainties	(0.7)	—	—
Increase (decrease) in valuation allowances	(0.2)	(3.2)	0.5
Reconciliation to prior year returns and other	1.2	0.9	1.6

Effective tax rate	39.8%	36.9%	40.0%

The amount of pre-tax income attributable to foreign operations for fiscal 2007, 2006 and 2005 was $12.0 million, $10.0 million and $4.9 million, respectively.

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows:

	February 2, 2008	February 3, 2007
	(In thousands)
Deferred tax assets:
Inventory valuation	$4,644	$2,660
Deferred revenue	10,816	5,510
Accrued reserves	12,198	6,016
Deferred rent	6,850	6,571
State net operating loss carryforwards	2,070	3,547
Other	2,520	68

	39,098	24,372

Deferred tax liabilities:
Prepaid expenses	(1,632)	(1,353)
State taxes	(1,158)	(1,346)
Fixed asset basis differences	(1,516)	(2,575)
Other	(1,923)	(564)

	(6,229)	(5,838)

Total	32,869	18,534
Valuation allowance	(189)	(526)

Net deferred tax assets	$32,680	$18,008

Using its best estimates, the Company has recorded a valuation allowance of $189,000 at February 2, 2008 on certain of its deferred tax assets including state net operating losses as it is more likely than not that they will not be realized. As of February 2, 2008, the Company has state net operating loss carryovers of approximately $46.9 million for tax purposes. These net operating loss carryovers will expire between 2008 and 2024. The utilization of such net operating losses may be subject to a substantial annual limitation due to any future “changes in ownership” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state and foreign provisions. Should the Company become subject to this annual limitation, it may result in the expiration of the net operating loss carryovers before utilization.

The adoption of FIN 48 as of February 4, 2007 (the first day of fiscal 2007) resulted in the recognition of a $2.3 million decrease to retained earnings. As of February 2, 2008 the Company had unrecognized tax benefits of $6.9 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

(In thousands)
Balance at February 4, 2007	$6,946
Increases based on tax positions related to the current year	1,224
Increases based on tax positions related to prior years	570
Decreases based on tax positions related to prior years	(241)
Tax settlements	(1,752)
Lapsed statutes of limitations	(138)
Increases based on currency translation adjustments	265

Balance at February 2, 2008	$6,874

All unrecognized tax benefits at February 2, 2008, will reduce the Company’s effective tax rate if recognized in future periods.

The Company recognizes interest and penalties on income taxes in income tax expense. Income tax expense in fiscal 2007 included a benefit of $147,000 related to interest expense on income taxes, and included a benefit of $324,000 related to penalties on income taxes. As of February 2, 2008, the Company had a liability for interest on income taxes of $1.6 million and a liability for penalties on income taxes of $475,000.

The Company does not anticipate that total unrecognized tax benefits will significantly change prior to the end of fiscal 2008.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which is Canada. The Company’s tax years for 2004, 2005 and 2006 are subject to examination by the tax authorities. With few exceptions, the Company is no longer subject to United States federal, state, local or foreign examinations by tax authorities for tax years before 2004.

7.	Stockholders’ Equity

Stock Plans

Effective January 29, 2006, the Company adopted SFAS 123(R) using the modified prospective transition method. Under this transition method, compensation cost for (1) all share-based payments granted prior to, but not vested as of January 28, 2006, is based on the grant date fair value estimated in accordance with the original pro forma footnote disclosure provisions of SFAS 123, and (2) all share-based payments granted subsequent to January 28, 2006, is based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense on a straight-line basis for options and awards with time-based service conditions, and on an accelerated basis for awards with performance conditions.

Share-based compensation expense is included as a component of selling, general and administrative expenses and consists of the following:

	Year Ended
	February 2, 2008	February 3, 2007
	(in millions)
Stock options	$2.6	$7.0	*
Restricted stock awards and units	13.4	3.3
Employee stock purchase plan	0.4	0.3

Total	$16.4	$10.6

*	Share-based compensation expense for fiscal 2006 included a charge of $2.2 million related to the retirement of the Company’s former Chairman and Chief Creative Officer (see Note 11).

In the fourth quarter of fiscal 2007, the Company identified an error in its accounting for restricted stock awards with performance conditions that were granted earlier in fiscal 2007. As a result, an adjustment of approximately $3.2 million to increase selling, general and administrative expense was recorded to correct the amortization method the Company used to recognize compensation expense for such restricted stock awards. Performance-based restricted stock awards are required to be amortized on an accelerated basis (treating each vesting tranche of a performance award as a separate award with its own requisite service period) compared to the straight-line method the Company had used during the first three quarters of fiscal 2007. The Company recorded this adjustment in the fourth quarter of fiscal 2007 as the amounts were not material to the results of any prior quarter of fiscal 2007.

The Company recognized an income tax benefit related to share-based compensation expense of approximately $3.8 and $3.4 million for fiscal 2007 and 2006, respectively (including approximately $0.8 million in fiscal 2006 related to the retirement of the Company’s former Chairman and Chief Creative Officer discussed in Note 11).

Prior to the adoption of SFAS 123(R), the Company presented all benefits of tax deductions resulting from the exercise of share-based compensation as operating cash flows in the Statements of Cash Flows. SFAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those awards (excess tax benefits) to be classified as financing cash flows. For fiscal 2007 and 2006, the Company reported $3.3 and $8.5 million, respectively, in excess tax benefits as a financing cash inflow.

Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”), provides for grants to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, for grants of non-statutory stock options to employees, consultants and non-employee directors of the Company, and for grants of other types of equity incentive compensation, such as restricted stock and restricted stock units. There are 3,702,867 shares of common stock currently reserved for issuance under the 2004 Plan. There were 281,136 shares available for the grant of awards under the 2004 Plan at February 2, 2008. The Company’s policy is to issue new shares for restricted stock awards, upon exercise of stock options, on payment of restricted stock units, and for purchases under the 1993 Employee Stock Purchase Plan (“Purchase Plan”).

Stock Options

The following table summarizes stock option activity during fiscal 2007, 2006, and 2005:

	Number of shares (in thousands)	Weighted average exercise price per share	Weighted average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 29, 2005	5,234	$13.98
Granted	1,004	13.93
Exercised	(1,589)	11.69
Forfeited	(431)	14.86
Expired	(347)	17.31

Outstanding at January 28, 2006	3,871	$14.51
Granted	21	23.45
Exercised	(1,848)	14.92
Forfeited	(220)	14.17
Expired	(24)	22.15

Outstanding at February 3, 2007	1,800	$14.13
Exercised	(359)	15.09
Forfeited	(69)	14.13
Expired	(3)	10.32

Outstanding at February 2, 2008	1,369	$13.89	6.24	$34,129

Vested and Expected to Vest at February 2, 2008 (1)	1,352	$13.86	6.23	$33,719

Exercisable at February 2, 2008	993	$13.94	5.91	$24,701

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

Options granted pursuant to the 2004 Plan have been granted at exercise prices equal to the fair market value of common stock on the date of grant. The options have a term of ten years and generally vest over a four-year period.

The fair value of option grants issued under equity incentive plans and rights to purchase shares under the Purchase Plan are estimated on the date of grant using the Black-Scholes option valuation model. For purposes of this model, no dividends have been assumed. Expected stock price volatilities are estimated based on the Company’s historical volatility. The risk-free interest rates are based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards. The expected term of options granted is based on analyses of historical employee termination rates and option exercises, giving consideration to expectations of future employee behavior. The expected term of rights to purchase shares under the Purchase Plan is based on the length of the purchase period. Assumptions used in the Black-Scholes valuation model are presented below:

	Year Ended
	February 2, 2008	February 3, 2007	January 28, 2006
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility—Stock options	N/A	42.3%	45.6%
Expected volatility—Purchase Plan	46.2%	42.3%	45.5%
Risk-free interest rate—Stock options	N/A	4.6%	3.3%
Risk-free interest rate—Purchase Plan	4.0%	4.8%	3.7%
Expected lives (years)—Stock options	N/A	4.1	4.0
Expected lives (years)—Purchase Plan	0.50	0.67	0.50

The weighted-average fair value per share of options granted during fiscal 2006 and 2005 were $9.26, and $5.53, respectively. The total intrinsic value of options exercised during fiscal 2007, 2006, and 2005 were $8.6 million, $33.0 million, and $15.1 million, respectively.

As of February 2, 2008, there was $2.0 million of total unrecognized compensation cost, before income taxes, related to nonvested stock options, that is expected to be recognized over a weighted-average period of 1.1 years.

The following table summarizes information about stock options outstanding at February 2, 2008:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Number Exercisable As of 2/2/08	Weighted Average Exercise Price
$2.81	$11.49	88,350	3.3	$6.66	79,684	$6.14
11.50	11.66	279,292	6.8	11.66	179,005	11.66
11.77	12.24	227,891	7.1	12.13	126,195	12.13
12.39	13.66	153,308	7.0	13.00	101,454	13.00
13.72	15.70	137,597	5.4	15.14	126,160	15.15
15.73	15.73	500	4.6	15.73	500	15.73
15.76	15.76	147,196	5.5	15.76	147,196	15.76
15.80	17.02	180,067	6.8	16.86	102,742	16.83
17.07	22.68	138,046	6.0	18.38	119,737	18.24
22.91	27.06	17,026	4.8	25.02	10,650	25.64

$2.81	to $27.06	1,369,273	6.2	$13.89	993,323	$13.94

Restricted Stock and Restricted Stock Units

Restricted stock has the same voting rights as other common stock and are issued and outstanding shares. Restricted stock units do not have voting rights, and the underlying shares are not considered to be issued and outstanding until vested. Restricted stock and restricted stock units generally vest over a four-year period. The fair values of restricted stock and restricted stock units are based on the fair value of the Company’s common stock on the date of grant.

In fiscal 2007, the Company granted 800,668 shares of restricted stock and 115,200 restricted stock units, including 790,000 shares of restricted stock and 91,500 restricted stock units that are subject to performance based vesting for fiscal 2007. Measurement of Company performance conditions will determine the total number of restricted shares and restricted stock units that could ultimately vest over four years for these performance awards. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2008 based on fiscal 2007 results. In fiscal 2006, the Company granted 590,915 shares of restricted stock and restricted stock units, 280,000 of which were subject to performance conditions satisfied in fiscal 2006. The Company also granted 50,000 shares of restricted stock with time-based service conditions in fiscal 2005.

Restricted stock award activity during fiscal 2007, 2006, and 2005 is summarized as follows:

	Restricted Stock Awards
	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at January 29, 2005	50	$12.60
Granted	50	13.19

Nonvested at January 28, 2006	100	12.90
Granted	391	22.41
Vested	(25)	12.60

Nonvested at February 3, 2007	466	20.90
Granted	801 *	36.89
Vested	(138)	20.02

Nonvested at February 2, 2008	1,129	32.35

*	Restricted stock granted in fiscal 2007 included 790,000 shares subject to performance conditions for fiscal 2007, which will determine the total number of shares that could ultimately vest over four years. The Company cancelled 329,167 of these shares in March 2008, as the related performance targets were not met.

As of February 2, 2008, there was $12.7 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.7 years.

The following table summarizes restricted stock unit activity during fiscal 2007 and 2006:

	Restricted Stock Units
	Number of shares (in thousands)	Weighted average grant date fair value per share
Nonvested at January 28, 2006	—	$—
Granted	200	24.65
Forfeited	(9)	27.19

Nonvested at February 3, 2007	191	24.53
Granted	115 *	40.16
Vested	(47)	37.73
Forfeited	(22)	35.38

Nonvested at February 2, 2008	237	28.49

*	Restricted stock units granted in fiscal 2007 included 91,500 units subject to performance conditions for fiscal 2007, which will determine the total number of restricted stock units that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2008 based on fiscal 2007 results.

As of February 2, 2008, there was $4.0 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.0 years.

1993 Employee Stock Purchase Plan

We have reserved a total of 1,025,278 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”). The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. There were 39,636, 34,105 and 23,852 shares issued under the Purchase Plan in fiscal 2007, 2006 and 2005, respectively. As of February 2, 2008, there was approximately $185,000 of unrecognized compensation cost, before income taxes, related to the Purchase Plan, which is expected to be recognized in fiscal 2008.

8.	401(k) Plan

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 100% of their compensation to the Plan, not to exceed the dollar limit set by law. The Company contributes $1.00 to the Plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. The Plan permits employees to invest in the Company’s common stock with a limitation of 20% of their total investment. There are restrictions for certain employees trading Company stock. Matching contributions to the Plan totaled approximately $2,315,000, $2,196,000 and $1,467,000 in fiscal 2007, 2006 and 2005, respectively.

9.	Segments

The Company has two reportable segments: retail stores and Gymboree Play & Music. The retail stores segment includes four brands which sell high-quality apparel: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). Corporate overhead (costs related to our distribution center and shared corporate services) is also included in the retail stores segment. The Company attributes revenues to individual countries based on selling location. The following table provides the summary financial data of each reportable segment excluding discontinued operations (in thousands):

	Year ended February 2, 2008
	Retail Stores	Play & Music	Total
Net sales	$909,410	$11,404	$920,814
Depreciation and amortization	30,704	447	31,151
Operating income	126,743	3,502	130,245
Total assets	391,642	5,542	397,184
Capital expenditures	68,681	113	68,794

	Year ended February 3, 2007
	Retail Stores	Play & Music	Total
Net sales	$781,172	$10,466	$791,638
Depreciation and amortization	27,308	451	27,759
Operating income	103,285	2,879	106,164
Total assets	450,208	3,874	454,082
Capital expenditures	38,586	96	38,682

	Year ended January 28, 2006
	Retail Stores	Play & Music	Total
Net sales	$656,546	$10,946	$667,492
Depreciation and amortization	27,703	493	28,196
Operating income	58,899	2,954	61,853
Total assets	405,857	5,768	411,625
Capital expenditures	27,796	402	28,198

Net retail sales from our Canadian subsidiary amounted to $41.3 million, $33.0 million and $27.5 million in fiscal 2007, 2006, and 2005, respectively. Long-lived assets held by our Canadian subsidiary amounted to $3.1 million and $2.3 million as of February 2, 2008 and February 3, 2007, respectively.

10.	Co-Branded Credit Card

The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. The program offers incentives to cardholders, including a 5% discount on purchases from Gymboree using the Gymboree Visa card and rewards in the form of a Gymboree gift card equal to 1% of total non-Gymboree purchases. The Bank is the sole owner of the accounts issued under the program and absorbs all losses associated with non-payment by the cardholder and any fraudulent usage of the accounts by third parties. The Company is responsible for redeeming the incentives, including the issuance of any gift cards. The Bank pays fees to the Company based on the number of credit card accounts opened and card usage and makes certain guaranteed minimum annual payments. Visa U.S.A. Inc. also pays fees to the Company based on card usage. Cardholder incentives are funded from the fees paid by the Bank to the Company. The Company recognizes revenues related to the Agreements as follows:

•	New account fees are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be three years.

•	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.

•

Minimum guaranteed annual payments, which exceed amounts earned based on the number of accounts opened and card usage, are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship, currently estimated to be three years.

•	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

During fiscal 2007, fiscal 2006 and fiscal 2005, the Company recognized approximately $8.6 million, $5.6 million, and $2.7 million in new account and credit card usage fees, respectively. These fees are included in net retail sales in the accompanying consolidated statements of income. As of February 2, 2008 and February 3, 2007, zero and $0.1 million in advance payments, $5.7 million and $3.9 million in current deferred revenue, and $0.4 million and $0.7 million in gift card liabilities, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets. Other long-term liabilities include deferred revenue of $2.9 million and $2.5 million as of February 2, 2008 and February 3, 2007, respectively.

11.	Retirement of Chairman and Chief Creative Officer

On July 20, 2006, the Company’s former Chairman and Chief Creative Officer retired from the Company. As a result, the Company recorded a charge of approximately $3.7 million, before income taxes, in selling, general, and administrative expenses in fiscal 2006 related to cash compensation ($1.5 million) and accelerated vesting of certain stock options ($2.2 million).

12.	Common Stock Repurchases

Pursuant to authorization from the Board of Directors, the Company repurchased and retired 4,672,737 shares of Company stock at an aggregate cost of approximately $174.3 million, or approximately $37.28 per share, in fiscal 2007 and 3,277,654 shares of Company stock at an aggregate cost of approximately $110.0 million, or approximately $33.55 per share, in fiscal 2006.

13.	Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Income.

	Fiscal 2007 Quarter Ended
	May 5, 2007	August 4, 2007	November 3, 2007	February 2, 2008 *	2007 Total
	(In thousands, except per share amounts)
Net sales
Retail	$206,721	$179,854	$247,569	$275,266	$909,410
Play & Music	2,579	2,500	3,163	3,162	11,404

Total net sales	209,300	182,354	250,732	278,428	920,814
Gross profit	103,800	80,213	124,712	134,069	442,794
Operating income	33,607	8,476	44,398	43,764	130,245
Income from continuing operations, net of tax	20,855	5,802	26,895	26,779	80,331
Net income	20,855	5,802	26,895	26,779	80,331
Basic net income per share	0.70	0.20	0.94	0.98	2.79
Diluted net income per share	0.67	0.19	0.91	0.93	2.67

	Fiscal 2006 Quarter Ended
	April 29, 2006	July 29, 2006	October 28, 2006	February 3, 2007	2006 Total
	(In thousands, except per share amounts)
Net sales
Retail	$183,036	$149,643	$209,987	$238,506	$781,172
Play & Music	2,767	2,481	2,708	2,510	10,466

Total net sales	185,803	152,124	212,695	241,016	791,638
Gross profit	90,309	65,251	108,658	120,240	384,458
Operating income (loss)	28,475	(183)	39,862	38,010	106,164
Income from continuing operations, net of tax	18,612	1,160	24,602	26,777	71,151
Loss from discontinued operations, net of tax	(729)	(616)	(7,185)	(2,371)	(10,901)
Net income	17,883	544	17,417	24,406	60,250
Basic income per share from continuing operations	0.57	0.04	0.79	0.86	2.25
Basic loss per share from discontinued operations	(0.02)	(0.02)	(0.23)	(0.08)	(0.34)
Basic net income per share	0.55	0.02	0.56	0.78	1.90
Diluted income per share from continuing operations	0.55	0.04	0.75	0.82	2.15
Diluted loss per share from discontinued operations	(0.02)	(0.02)	(0.22)	(0.07)	(0.33)
Diluted net income per share	0.53	0.02	0.53	0.75	1.82

*	In the fourth quarter of fiscal 2007, the Company identified an error in its accounting for restricted stock awards with performance conditions that were granted earlier in fiscal 2007. As a result, an adjustment of approximately $3.2 million to increase selling, general and administrative expense was recorded to correct the amortization method the Company used to recognize compensation expense for such restricted stock awards. Performance-based restricted stock awards are required to be amortized on an accelerated basis (treating each vesting tranche of a performance award as a separate award with its own requisite service period) compared to the straight-line method the Company had used during the first three quarters of fiscal 2007. The Company recorded this adjustment in the fourth quarter of fiscal 2007 as the amounts were not material to the results of any prior quarter of fiscal 2007.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and Chief Operating Officer and Chief Financial Officer concluded as of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Operating Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2008. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management believes that, as of February 2, 2008, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company’s independent registered public accounting firm has issued a report on the Company’s internal control over financial reporting. That report appears herein on page 28.

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

The information required by this item is incorporated herein by reference to the sections entitled “Proposal One: Election of Directors,” “Board Meetings and Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Information” in our 2008 Proxy Statement. See also Item 1, “Business—Executive Officers of the Registrant.”

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “2007 Director Compensation Table,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Termination of Employment and Change-of-Control Arrangements and Employment Contracts” in our 2008 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Directors and Management” and “Equity Compensation Plan Information” in our 2008 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Board Membership and Director Independence” and “Certain Relationships and Related Person Transactions” in our 2008 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our 2008 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following documents are filed as a part of this Annual Report on Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) EXHIBITS

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (12)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (2)

10.50*	2002 Stock Incentive Plan. (3)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan. (18)

10.52*	Management Severance Plan. (4)

10.53*	Management Severance Plan (Lump Sum Payment). (4)

10.54*	Management Change of Control Plan. (4)

10.55	Credit Agreement with Bank of America dated August 11, 2003. (5)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (6)

10.58*	2004 Equity Incentive Plan. (10)

10.59*	Form of Stock Option Grant for 2004 Equity Incentive Plan. (7)

10.60	Waiver and First Amendment to Credit Agreement. (7)

Exhibit Number	Description

10.61*	Terms of Compensation Arrangement for Blair W. Lambert. (25)

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005. (8)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005. (8)

10.67*	Key Terms of Compensation Agreement for Matthew K. McCauley. (25)

10.68*	Key Terms of Compensation Agreement for Kip M. Garcia. (25)

10.70	Second Amendment to Credit Agreement dated July 27, 2005. (9)

10.71	Third Amendment to Credit Agreement dated March 30, 2006. (11)

10.73	Form of Indemnification Agreement. (17)

10.74	Fourth Amendment to Credit Agreement, dated July 5, 2006. (13)

10.76*	Summary of Non-Employee Director Compensation. (14)

10.77	Standard Form of Agreement between Owner, The Gymboree Corporation, and Design/Builder, Panattoni Construction, Inc., dated September 11, 2006. (15)

10.78	Fifth Amendment to Credit Agreement, dated February 7, 2007. (16)

10.79*	Form of Restricted Stock Award Notice and Agreement. (19)

10.80*	Key Terms of Compensation Agreement for Marina Armstrong. (25)

10.81*	Amended Key Terms of Compensation Agreement for Lynda Gustafson.

10.82	Sixth Amendment to Credit Agreement, dated April 24, 2007. (20)

10.83	Seventh Amendment to Credit Agreement, dated June 12, 2007. (21)

10.84	Eighth Amendment to Credit Agreement, dated July 31, 2007. (22)

10.85	Ninth Amendment to Credit Agreement, dated November 21, 2007. (23)

10.86*	Bonus Plan for Fiscal 2007. (24)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.
(2)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.
(3)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002.

(4)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.
(5)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.
(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.
(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.
(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.
(10)	Incorporated by reference to the corresponding exhibit to the Registrant’s October 28, 2006 Quarterly Report on Form 10-Q filed with the Commission on December 5, 2006.
(11)	Incorporated by reference to the corresponding exhibit to the Registrant’s January 28, 2006 Annual Report on Form 10-K filed with the Commission on April 12, 2006.
(12)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2007.
(13)	Incorporated by reference to Exhibit 10.73 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006.
(14)	Incorporated by reference to the corresponding exhibit to the Registrant’s July 29, 2006 Quarterly Report on Form 10-Q filed with the Commission on September 5, 2006.
(15)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.
(16)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007.
(17)	Incorporated by reference to Exhibit 10.72 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(18)	Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2006.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005.
(20)	Incorporated by reference to Exhibit 10.82 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.
(21)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 5, 2007 Quarterly Report on Form 10-Q filed with the Commission on June 12, 2007.
(22)	Incorporated by reference to Exhibit 10.84 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007.
(23)	Incorporated by reference to Exhibit 10.85 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2007.
(24)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
(25)	Incorporated by reference to the corresponding exhibit to the Registrant’s February 3, 2007 Annual Report on Form 10-K filed with the Commission on April 2, 2007.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

THE GYMBOREE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

March 27, 2008	By:	/s/ MATTHEW K. MCCAULEY
(Date)		Matthew K. McCauley
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ MATTHEW K. MCCAULEY Matthew K. McCauley	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 27, 2008

/s/ BLAIR W. LAMBERT Blair W. Lambert	Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)	March 27, 2008

/s/ LYNDA G. GUSTAFSON Lynda G. Gustafson	Vice President, Corporate Controller (Principal Accounting Officer)	March 27, 2008

/s/ GARY M. HEIL Gary M. Heil	Director	March 27, 2008

/s/ WILLIAM U. WESTERFIELD William U. Westerfield	Director	March 27, 2008

/s/ DANIEL R. LYLE Daniel R. Lyle	Director	March 27, 2008

/s/ JOHN C. POUND John C. Pound	Director	March 27, 2008

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws of Registrant. (12)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

10.8	California Uniform Franchise Offering Circular, including form of Franchise Agreement. (1)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (2)

10.50*	2002 Stock Incentive Plan. (3)

10.51*	1993 Amended and Restated Employee Stock Purchase Plan. (18)

10.52*	Management Severance Plan. (4)

10.53*	Management Severance Plan (Lump Sum Payment). (4)

10.54*	Management Change of Control Plan. (4)

10.55	Credit Agreement with Bank of America dated August 11, 2003. (5)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (6)

10.58*	2004 Equity Incentive Plan. (10)

10.59*	Form of Stock Option Grant for 2004 Equity Incentive Plan. (7)

10.60	Waiver and First Amendment to Credit Agreement. (7)

10.61*	Terms of Compensation Arrangement for Blair W. Lambert. (25)

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005. (8)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005. (8)

10.67*	Key Terms of Compensation Agreement for Matthew K. McCauley. (25)

10.68*	Key Terms of Compensation Agreement for Kip M. Garcia. (25)

10.70	Second Amendment to Credit Agreement dated July 27, 2005. (9)

10.71	Third Amendment to Credit Agreement dated March 30, 2006. (11)

10.73	Form of Indemnification Agreement. (17)

10.74	Fourth Amendment to Credit Agreement, dated July 5, 2006. (13)

10.76*	Summary of Non-Employee Director Compensation. (14)

10.77	Standard Form of Agreement between Owner, The Gymboree Corporation, and Design/Builder, Panattoni Construction, Inc., dated September 11, 2006. (15)

10.78	Fifth Amendment to Credit Agreement, dated February 7, 2007. (16)

Exhibit Number	Description
10.79*	Form of Restricted Stock Award Notice and Agreement. (19)

10.80*	Key Terms of Compensation Agreement for Marina Armstrong. (25)

10.81*	Amended Key Terms of Compensation Agreement for Lynda Gustafson.

10.82	Sixth Amendment to Credit Agreement, dated April 24, 2007. (20)

10.83	Seventh Amendment to Credit Agreement, dated June 12, 2007. (21)

10.84	Eighth Amendment to Credit Agreement, dated July 31, 2007. (22)

10.85	Ninth Amendment to Credit Agreement, dated November 21, 2007. (23)

10.86*	Bonus Plan for Fiscal 2007. (24)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Commission on February 18, 1993 (File No. 33-58322), as amended.
(2)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.
(3)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002.
(4)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 3, 2003 Quarterly Report on Form 10-Q filed with the Commission on June 16, 2003.
(5)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.
(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.
(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.
(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 1, 2005.
(10)	Incorporated by reference to the corresponding exhibit to the Registrant’s October 28, 2006 Quarterly Report on Form 10-Q filed with the Commission on December 5, 2006.
(11)	Incorporated by reference to the corresponding exhibit to the Registrant’s January 28, 2006 Annual Report on Form 10-K filed with the Commission on April 12, 2006.
(12)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 23, 2007.
(13)	Incorporated by reference to Exhibit 10.73 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2006.
(14)	Incorporated by reference to the corresponding exhibit to the Registrant’s July 29, 2006 Quarterly Report on Form 10-Q filed with the Commission on September 5, 2006.

(15)	Incorporated by reference to the corresponding exhibit to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2006.
(16)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 8, 2007.
(17)	Incorporated by reference to Exhibit 10.72 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 19, 2006.
(18)	Incorporated by reference to Appendix C to the Registrant’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2006.
(19)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2005.
(20)	Incorporated by reference to Exhibit 10.82 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.
(21)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 5, 2007 Quarterly Report on Form 10-Q filed with the Commission on June 12, 2007.
(22)	Incorporated by reference to Exhibit 10.84 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 2, 2007.
(23)	Incorporated by reference to Exhibit 10.85 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 29, 2007.
(24)	Incorporated by reference to the Registrant’s Registration Statement on Form 8-K filed with the Securities and Exchange Commission on February 15, 2007.
(25)	Incorporated by reference to the corresponding exhibit to the Registrant’s February 3, 2007 Annual Report on Form 10-K filed with the Commission on April 2, 2007.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.