Form 10-Q
period 2008-05-03
GYMBOREE CORP
filed 2008-06-11
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 3, 2008

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

Large accelerated filer ☑	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of May 30, 2008, 28,911,460 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 3, 2008	Feb 2, 2008	May 5, 2007
Assets
Current Assets
Cash and cash equivalents	$58,052	$33,313	$27,797
Marketable securities	—	—	66,475
Accounts receivable	22,840	12,640	21,997
Merchandise inventories	95,557	119,523	84,975
Prepaid expenses	12,505	12,096	10,271
Deferred income taxes	11,816	11,652	9,298

Total current assets	200,770	189,224	220,813

Property and Equipment
Land and buildings	14,224	12,476	10,615
Leasehold improvements	193,678	186,777	174,956
Furniture, fixtures and equipment	179,527	176,900	168,961

	387,429	376,153	354,532
Less accumulated depreciation and amortization	(195,760)	(190,796)	(189,067)

	191,669	185,357	165,465
Deferred income taxes	20,456	21,028	13,175
Lease rights and other assets	1,733	1,575	1,558

Total Assets	$414,628	$397,184	$401,011

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$30,286	$52,915	$29,360
Accrued liabilities	66,587	70,282	79,908
Income tax payable	8,273	7,989	7,803

Total current liabilities	105,146	131,186	117,071

Long-Term Liabilities
Deferred rent and other liabilities	58,301	51,722	50,151
Unrecognized tax benefits	8,314	5,981	9,969

Total Liabilities	171,761	188,889	177,191

Commitments and Contingencies	—	—	—
Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 28,637,134, 28,344,205, and 30,739,823 shares issued and outstanding at May 3, 2008, February 2, 2008, and May 5, 2007, respectively)	150,174	140,012	131,081
Retained earnings	91,735	67,340	93,371
Accumulated other comprehensive gain (loss)	958	943	(632)

Total stockholders’ equity	242,867	208,295	223,820

Total Liabilities and Stockholders’ Equity	$414,628	$397,184	$401,011

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	May 3, 2008	May 5, 2007
Net sales:
Retail	$238,917	$206,721
Play & Music	3,187	2,579

Total net sales	242,104	209,300
Cost of goods sold, including buying and occupancy expenses	(118,686)	(105,500)

Gross profit	123,418	103,800
Selling, general and administrative expenses	(81,825)	(70,193)

Operating income	41,593	33,607
Other income, net	280	1,118

Income before income taxes	41,873	34,725
Income tax expense	(16,836)	(13,870)

Net income	$25,037	$20,855

Net income per share:
Basic	$0.91	$0.70
Diluted	$0.86	$0.67
Weighted-average shares outstanding:
Basic	27,543	29,996
Diluted	28,953	31,263

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 3, 2008	May 5, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,037	$20,855
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,405	7,194
Loss on disposal of property and equipment and other	143	315
Excess tax benefits from exercise of share-based awards	(2,706)	(1,871)
Tax benefit from exercise of stock options	2,831	2,000
Share-based compensation expense	4,510	2,678
Change in assets and liabilities:
Accounts receivable	(10,207)	(8,958)
Merchandise inventories	24,106	19,293
Prepaid expenses and other assets	(580)	(3)
Income tax payable	691	2,467
Accounts payable	(22,573)	(26,615)
Accrued liabilities	107	6,296
Deferred and other liabilities	8,931	4,254

Net cash provided by operating activities	38,695	27,905

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	—	263,803
Purchases of marketable securities	—	(200,953)
Capital expenditures	(14,081)	(17,326)

Net cash (used in) provided by investing activities	(14,081)	45,524

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	2,901	2,062
Repurchases of common stock	(5,345)	(77,619)
Excess tax benefits from exercise of share-based awards	2,706	1,871

Net cash provided by (used in) financing activities	262	(73,686)

Effect of exchange rate fluctuations on cash	(137)	561

Net increase in cash and cash equivalents	24,739	304
CASH AND CASH EQUIVALENTS:
Beginning of period	33,313	27,493

End of period	$58,052	$27,797

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$5,221	$11,855
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$11,827	$8,889
Cash paid for interest	$18	$10

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the results of operations, the financial position and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

The results of operations for the 13 weeks ended May 3, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 31, 2009 (“fiscal 2008”).

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements for both financial and non-financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually. The Company elected to partially adopt SFAS 157 as of the beginning of fiscal 2008, as permitted by FSP 157-2 (see Note 3). The Company does not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS 159 as of the beginning of fiscal 2008 but elected not to record additional financial assets and liabilities at fair value. As a result, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures for derivative and hedging activities. The Company will adopt SFAS 161 as of the beginning of fiscal 2009. The Company does not expect the adoption of SFAS 161 to have a material impact on its consolidated financial statements.

3.	Fair Value Measurements

SFAS 157 establishes a single authoritative definition of fair value, a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 – Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

As of May 3, 2008, the Company’s forward foreign exchange contracts had an estimated fair value of $84,000. Fair value was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

4.	Share-based Compensation

Share-based compensation expense for each of the 13 weeks ended May 3, 2008 and May 5, 2007, is included as a component of selling, general and administrative expenses and consists of the following:

	13 weeks ended
	May 3, 2008	May 5, 2007
	(in thousands)
Stock options	$463	$779
Restricted stock awards and units	3,934	1,821
Employee stock purchase plan	113	78

Total	$4,510	$2,678

Stock Options

The following table summarizes stock option activity during the 13 weeks ended May 3, 2008:

	Number of shares (in thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 2, 2008	1,369	$13.89
Exercised	(198)	14.64
Forfeited	(4)	12.95

Outstanding at May 3, 2008	1,167	$13.76	6.1	$35,371

Vested and expected to vest at May 3, 2008 (1)	1,156	$13.74	6.1	$35,052

Exercisable at May 3, 2008	887	$13.74	5.8	$26,900

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The total intrinsic value of options exercised during each of the 13 weeks ended May 3, 2008 and May 5, 2007, was $5.3 million and $3.5 million, respectively.

Restricted Stock Awards and Units

The following table summarizes restricted stock award activity during the 13 weeks ended May 3, 2008:

	Restricted Stock Awards
	Number of shares (in thousands)	Weighted- average grant date fair value per share
Nonvested at February 2, 2008	1,129	$32.35
Granted (1)	380	41.51
Vested	(214)	29.92
Forfeited	(329)	36.89

Nonvested at May 3, 2008	966	34.96

(1)	Restricted stock awards granted in fiscal 2008 are subject to performance conditions for fiscal 2008, which will determine the total number of shares that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2009 based on fiscal 2008 results.

The following table summarizes restricted stock unit activity during the 13 weeks ended May 3, 2008:

	Restricted Stock Units
	Number of units (in thousands)	Weighted- average grant date fair value per share
Nonvested at February 2, 2008	237	$28.49
Granted	140	39.97
Vested	(62)	30.07
Forfeited	(9)	30.32

Nonvested at May 3, 2008	306	33.37

5.	Net Income Per Share

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

	13 Weeks Ended
	May 3, 2008	May 5, 2007
	(in thousands)
Weighted-average number of shares - basic	27,543	29,996
Add: effect of dilutive securities	1,410	1,267

Weighted-average number of shares - diluted	28,953	31,263

Approximately 87,033 and 45,455 share-based awards for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively, were excluded from the above computations of weighted-average shares as the effect would have been anti-dilutive.

6.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended
	May 3, 2008	May 5, 2007
	(in thousands)
Net income	$25,037	$20,855
Other comprehensive income, net of tax	15	442

Total comprehensive income	$25,052	$21,297

7.	Segments

The Company has two reportable segments: retail stores and Play & Music. The retail stores segment includes four brands that sell apparel: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store) and Crazy 8 (including an online store). Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended May 3, 2008
	Retail Stores	Play & Music	Total
Net sales	$238,917	$3,187	$242,104
Depreciation and amortization	8,281	124	8,405
Operating income	40,567	1,026	41,593
Total assets	409,701	4,927	414,628
Capital expenditures	13,973	108	14,081

	13 Weeks Ended May 5, 2007
	Retail Stores	Play & Music	Total
Net sales	$206,721	$2,579	$209,300
Depreciation and amortization	7,081	113	7,194
Operating income	32,908	699	33,607
Total assets	396,630	4,381	401,011
Capital expenditures	17,326	—	17,326

Net retail sales from the Company’s Canadian operations were $10.5 million and $7.8 million for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively. Long-lived assets held by the Company’s Canadian operations were $3.0 million and $2.5 million as of May 3, 2008 and May 5, 2007, respectively.

8.	Common Stock Repurchases

On November 26, 2007, the Company’s Board of Directors authorized the Company to utilize $25 million to purchase shares of the Company’s outstanding common stock under a new share repurchase program. In the first quarter of fiscal 2008, the Company purchased 18,000 shares at a cost of $0.7 million, or approximately $40.15 per share, to complete this share repurchase program. The Company retired the repurchased shares.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 3, 2008 and May 5, 2007, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of February 2, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 27, 2008, we expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs related to a change in accounting method and the adoption of a new accounting principle. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 10, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. The discussion in this report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, general economic conditions, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, instability in countries where the Company’s merchandise is manufactured and the other factors described in this document and in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK® and CRAZY 8™ brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of May 3, 2008, the Company operated a total of 811 retail stores: 604 Gymboree stores (574 in the United States and 30 in Canada), 96 Gymboree Outlet stores, 95 Janie and Jack shops and 16 Crazy 8 stores in the United States. The Company also operates online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com, and offers directed parent-child developmental play programs at 588 franchised and company-operated centers in the United States and 29 other countries.

During the quarter, the Company opened 7 Gymboree stores, 2 Janie and Jack shops, 2 Crazy 8 stores and 14 Gymboree Outlet stores. The Company also relocated or remodeled 8 Gymboree stores.

During the remainder of fiscal 2008, the Company plans to open approximately 75 new stores consisting of 13 Gymboree stores, 26 Gymboree Outlet stores, 18 Janie and Jack shops and 18 Crazy 8 stores. The Company also expects to relocate or remodel approximately 12 Gymboree stores.

Results of Operations

13 weeks ended May 3, 2008, compared to 13 weeks ended May 5, 2007

Net Sales

Net retail sales in the first quarter of fiscal 2008 increased to $238.9 million from $206.7 million in the same period last year, an increase of $32.2 million, or 16%. Comparable store sales increased 4% over the same period last year. This increase was primarily due to increases in the total number of transactions and units per transaction, and was offset by slightly lower average unit retail prices due to the growth of Gymboree Outlet and Crazy 8. Non-comparable store sales increased due to net store and square footage growth of 91 stores and approximately 206,000 square feet, respectively. There were 811 stores open at the end of the first quarter of fiscal 2008 compared to 720 as of the end of the same period last year.

Gymboree Play & Music net sales in the first quarter of fiscal 2008 increased to $3.2 million from $2.6 million in the same period last year primarily due to increases in equipment sales, product sales, royalties and international franchise sales.

Gross Profit

Gross profit for the first quarter of fiscal 2008 increased to $123.4 million from $103.8 million in the same period last year. As a percentage of net sales, gross profit for the first quarter of fiscal 2008 increased 1.4 percentage points to 51.0% from 49.6% in the same period last year. This increase was primarily due to the Company’s continuing product cost reduction strategies and leveraging of buying costs, and was partially offset by lower average unit retail prices, relatively lower Crazy 8 gross margin rates, and increased occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $81.8 million in the first quarter of fiscal 2008 from $70.2 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 33.8% of sales for the first quarter of fiscal 2008 compared to 33.5% of sales in the same period last year. This increase was primarily due to higher share-based and incentive compensation.

Income Taxes

The Company’s effective tax rates for the first quarters of fiscal 2008 and 2007 were 40.2% and 39.9%, respectively. The actual fiscal 2008 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2008, the potential resolution of outstanding tax contingencies, and the ongoing impact of FIN 48.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Sales from retail operations have historically been highest during the fourth fiscal quarter, somewhat lower during the first and third fiscal quarters, and lowest during the second fiscal quarter. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year. These historical quarterly trends may not continue in the future.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates affecting the application of those accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $58.1 million at May 3, 2008, an increase of $24.8 million from February 2, 2008. Working capital as of May 3, 2008 was $95.6 million compared to $58.0 million as of February 2, 2008.

Net cash provided by operating activities for the 13 weeks ended May 3, 2008 was $38.7 million compared to $27.9 million in the same period last year. This increase was primarily due to higher operating income.

Net cash used in investing activities for the 13 weeks ended May 3, 2008 was $14.1 million compared to net cash provided by investing activities of $45.5 million in the same period last year. This decrease was primarily due to the Company liquidating its marketable securities to complete share repurchase programs in fiscal 2007. Capital expenditures during the first quarter of fiscal 2008 were primarily related to the opening of 25 new stores, relocation, remodeling or expansion of 8 existing stores, information technology improvements and continued investment in the Company’s distribution center.

Net cash provided by financing activities for the 13 weeks ended May 3, 2008 was $0.3 million compared to $73.7 million used in financing activities in the same period last year. This increase was primarily due to completion of the Company’s share repurchase programs. Financing activities for the 13 weeks ended May 3, 2008, include approximately $4.6 million related to restricted stock and unit tax withholding activity.

The Company has an unsecured revolving credit facility for borrowings of up to $100 million expiring in August 2008. The credit facility may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of May 3, 2008, the Company was in compliance with these covenants. As of May 3, 2008, $50.3 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the quarter was $61.1 million.

The Company expects to extend or replace its existing credit facility prior to its expiration. The Company anticipates that cash generated from operations, together with its existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy the Company’s cash needs through fiscal 2008.

There have been no material changes to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended February 2, 2008.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	May 3, 2008
	Notional Amount	Fair Value Gain	Weighted- Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$3,272	$84	$0.98

Total	$3,272	$84

	February 2, 2008
	Notional Amount	Fair Value Gain	Weighted Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$4,662	$6	$1.01

Total	$4,662	$6

	May 5, 2007
	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$1,843	$(52)	$0.91

Total	$1,843	$(52)

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the first quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

There has been no material change to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Stock Repurchase

On November 26, 2007, the Company’s Board of Directors authorized the Company to utilize $25 million to purchase shares of the Company’s outstanding common stock under a new share repurchase program. In the first quarter of fiscal 2008, the Company completed the share repurchase program, having purchased a total of 761,755 shares at a cost of $25 million, or approximately $32.80 per share. The Company retired the repurchased shares.

Stock repurchases for the quarter ended May 3, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (February 3 - March 1)	18,000	$40.15	18,000	$—
Month #2 (March 2 - April 5)	—	$—	—	$—
Month #3 (April 6 - May 3)	—	$—	—	$—

Total, May 3, 2008	18,000	$40.15	18,000	$—

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

10.52*	Amended and Restated Management Change of Control Plan (1)

10.53*	Amended and Restated Management Severance Plan (2)

10.54*	Key Terms of Compensation Arrangements for Named Executive Officers

10.56*	Annual Bonus Plan

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.52 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008.

(2)	Incorporated by reference to Exhibit 10.53 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

June 10, 2008	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.52*	Amended and Restated Management Change of Control Plan (1)

10.53*	Amended and Restated Management Severance Plan (2)

10.54*	Key Terms of Compensation Arrangements for Named Executive Officers

10.56*	Annual Bonus Plan

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.52 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008.

(2)	Incorporated by reference to Exhibit 10.53 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 7, 2008.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-Q.