Form 10-Q
period 2008-08-02
GYMBOREE CORP
filed 2008-09-10
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 2, 2008

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

As of August 30, 2008, 29,000,985 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 2, 2008	February 2, 2008	August 4, 2007
Assets
Current Assets
Cash and cash equivalents	$43,775	$33,313	$34,023
Accounts receivable	16,680	12,640	17,700
Merchandise inventories	129,099	119,523	115,677
Prepaid income taxes	22,495	—	18,412
Prepaid expenses	13,429	12,096	14,109
Deferred income taxes	11,815	11,652	9,297

Total current assets	237,293	189,224	209,218

Property and Equipment
Land and buildings	15,769	12,476	10,615
Leasehold improvements	201,764	186,777	185,379
Furniture, fixtures and equipment	177,343	176,900	176,744

	394,876	376,153	372,738
Less accumulated depreciation and amortization	(194,146)	(190,796)	(194,755)

	200,730	185,357	177,983
Deferred income taxes	17,649	21,028	13,175
Other assets	1,929	1,575	1,540

Total Assets	$457,601	$397,184	$401,916

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$53,876	$52,915	$57,391
Accrued liabilities	73,882	70,282	72,385
Income tax payable	—	7,989	—

Total current liabilities	127,758	131,186	129,776

Long-Term Liabilities
Deferred rent and other liabilities	59,161	51,722	51,104
Unrecognized tax benefits	6,330	5,981	9,081

Total Liabilities	193,249	188,889	189,961

Commitments and Contingencies	—	—	—
Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 28,993,652, 28,344,205, and 30,294,645 shares issued and outstanding at August 2, 2008, February 2, 2008, and August 4, 2007, respectively)	163,550	140,012	135,002
Retained earnings	99,747	67,340	77,385
Accumulated other comprehensive income (loss)	1,055	943	(432)

Total stockholders’ equity	264,352	208,295	211,955

Total Liabilities and Stockholders’ Equity	$457,601	$397,184	$401,916

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
Net sales:
Retail	$202,818	$179,854	$441,735	$386,575
Play & Music	2,930	2,500	6,118	5,079

Total net sales	205,748	182,354	447,853	391,654
Cost of goods sold, including buying and occupancy expenses	(111,806)	(102,141)	(230,493)	(207,641)

Gross profit	93,942	80,213	217,360	184,013
Selling, general and administrative expenses	(81,067)	(71,737)	(162,892)	(141,930)

Operating income	12,875	8,476	54,468	42,083
Other income, net	417	637	698	1,755

Income before income taxes	13,292	9,113	55,166	43,838
Income tax expense	(5,281)	(3,311)	(22,117)	(17,181)

Net income	$8,011	$5,802	$33,049	$26,657

Net income per share:
Basic	$0.29	$0.20	$1.19	$0.90
Diluted	$0.27	$0.19	$1.14	$0.86
Weighted-average shares outstanding:
Basic	27,988	29,323	27,765	29,659
Diluted	29,166	30,452	29,060	30,846

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	August 2, 2008	August 4, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,049	$26,657
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,021	14,704
Loss on disposal of property and equipment and other	324	482
Excess tax benefits from exercise of share-based awards	(5,754)	(2,964)
Tax benefit from exercise of stock options	6,147	3,223
Share-based compensation expense	9,424	5,638
Change in assets and liabilities:
Accounts receivable	(4,049)	(4,646)
Merchandise inventories	(9,328)	(11,292)
Prepaid expenses and other assets	(1,707)	(3,793)
Prepaid income taxes	(27,270)	(23,748)
Accounts payable	1,045	1,212
Accrued liabilities	5,492	(230)
Deferred and other liabilities	7,834	4,132

Net cash provided by operating activities	32,228	9,375

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	34,700	404,978
Purchases of marketable securities	(34,700)	(275,653)
Capital expenditures	(30,013)	(38,485)
Proceeds from sale of assets and other	47	1

Net cash (used in) provided by investing activities	(29,966)	90,841

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	8,048	4,196
Repurchases of common stock	(5,420)	(101,801)
Excess tax benefits from exercise of share-based awards	5,754	2,964

Net cash provided by (used in) financing activities	8,382	(94,641)

Effect of exchange rate fluctuations on cash	(182)	955

Net increase in cash and cash equivalents	10,462	6,530
CASH AND CASH EQUIVALENTS:
Beginning of period	33,313	27,493

End of period	$43,775	$34,023

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$7,221	$10,763
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$43,604	$37,612
Cash paid for interest	$52	$26

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

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

The results of operations for the 26 weeks ended August 2, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 31, 2009 (“fiscal 2008”).

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements for both financial and non-financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually. The Company elected to partially adopt SFAS 157 as of the beginning of fiscal 2008, as permitted by FSP 157-2 (see Note 3). The Company does not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The Company adopted SFAS 159 as of the beginning of fiscal 2008 but elected not to record additional financial assets and liabilities at fair value. As a result, the adoption of SFAS 159 did not impact the Company’s consolidated financial position, results of operations, or cash flows.

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

SFAS 157 establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

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

As of August 2, 2008, the Company’s forward foreign exchange contracts had an estimated fair value of $216,000. There are no other financial assets or liabilities measured at fair value as of August 2, 2008. Fair value was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

4.	Share-based Compensation

Share-based compensation expense for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007, is included as a component of selling, general and administrative expenses and consists of the following:

	13 weeks ended		26 weeks ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in thousands)		(in thousands)
Stock options	$433	$723	$896	$1,502
Restricted stock awards and units	4,375	2,107	8,309	3,928
Employee stock purchase plan	106	130	219	208

Total	$4,914	$2,960	$9,424	$5,638

Stock Options

The following table summarizes stock option activity during the 26 weeks ended August 2, 2008:

	Number of shares (in thousands)	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 2, 2008	1,369	$13.89
Exercised	(516)	14.37
Forfeited	(8)	14.61

Outstanding at August 2, 2008	845	$13.58	6.0	$19,854

Vested and expected to vest at August 2, 2008 (1)	838	$13.55	5.9	$19,712

Exercisable at August 2, 2008	651	$13.44	5.7	$15,410

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The total intrinsic value of options exercised during each of the 26 weeks ended August 2, 2008 and August 4, 2007, was $15.3 million and $6.2 million, respectively.

Restricted Stock Awards and Units

The following table summarizes restricted stock award activity during the 26 weeks ended August 2, 2008:

	Restricted Stock Awards
	Number of shares (in thousands)	Weighted-average grant date fair value per share
Nonvested at February 2, 2008	1,129	$32.35
Granted (1)	393	41.56
Vested	(223)	29.90
Forfeited	(329)	36.89

Nonvested at August 2, 2008	970	35.12

(1)	Restricted stock awards granted in fiscal 2008 are subject to performance conditions for fiscal 2008, which will determine the total number of shares that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2009 based on fiscal 2008 results.

The following table summarizes restricted stock unit activity during the 26 weeks ended August 2, 2008:

	Restricted Stock Units
	Number of units (in thousands)	Weighted-average grant date fair value per share
Nonvested at February 2, 2008	237	$28.49
Granted	141	39.99
Vested	(63)	30.13
Forfeited	(26)	33.84

Nonvested at August 2, 2008	289	33.26

5.	Net Income Per Share

Basic net income per share is calculated by dividing net income for the period by the weighted-average common shares outstanding for the period. Diluted net income per share includes the effect of dilutive instruments, such as stock options and restricted stock awards and units, and uses the average share price for the period in determining the number of shares that are to be added to the weighted-average number of shares outstanding. The following table summarizes the shares from these potentially dilutive securities, calculated using the treasury stock method:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in thousands)
Weighted-average number of shares - basic	27,988	29,323	27,765	29,659
Add: effect of dilutive securities	1,178	1,129	1,295	1,187

Weighted-average number of shares - diluted	29,166	30,452	29,060	30,846

The number of share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect was immaterial for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively. Approximately 44,000 and 23,000 share-based awards for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively, were excluded from the above computations of weighted-average shares as the effect would have been anti-dilutive.

6.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2008	August 4, 2007	August 2, 2008	August 4, 2007
	(in thousands)
Net income	$8,011	$5,802	$33,049	$26,657
Other comprehensive income, net of tax	97	200	111	642

Total comprehensive income	$8,108	$6,002	$33,160	$27,299

7.	Segments

The Company has two reportable segments: retail stores and Play & Music. The retail stores segment includes four brands that sell apparel: Gymboree® (including an online store), Gymboree Outlet, Janie and Jack® (including an online store), and Crazy 8® (including an online store). Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended August 2, 2008			13 Weeks Ended August 4, 2007
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$202,818	$2,930	$205,748	$179,854	$2,500	$182,354
Depreciation and amortization	8,482	134	8,616	7,398	112	7,510
Operating income	11,600	1,275	12,875	7,979	497	8,476
Total assets	453,045	4,556	457,601	397,866	4,050	401,916
Capital expenditures	15,792	140	15,932	21,129	29	21,158

	26 Weeks Ended August 2, 2008			26 Weeks Ended August 4, 2007
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$441,735	$6,118	$447,853	$386,575	$5,079	$391,654
Depreciation and amortization	16,763	258	17,021	14,478	226	14,704
Operating income	52,167	2,301	54,468	40,887	1,196	42,083
Total assets	453,045	4,556	457,601	397,866	4,050	401,916
Capital expenditures	29,622	391	30,013	38,456	29	38,485

Net retail sales from the Company’s Canadian operations were $8.4 million and $7.8 million for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively, and $18.9 million and $15.6 million for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively. Long-lived assets held by the Company’s Canadian operations were $3.3 million and $3.2 million as of August 2, 2008 and August 4, 2007, respectively.

8.	Credit Facility Amendment

On August 8, 2008, the Company entered into a Tenth Amendment to Credit Agreement (the “Tenth Amendment”), by and between the Company and certain of its subsidiaries and the Bank of America, N.A. The Tenth Amendment amends certain terms of the Credit Agreement dated as of August 11, 2003, as previously amended, to, among other things: (i) extend the maturity date of the unsecured revolving credit facility from August 11, 2008 to August 11, 2009; and (ii) reduce the maximum revolving loan limit from an aggregate principal amount of $100,000,000 to $80,000,000, subject to an option to increase such limit by an aggregate amount of up to $20,000,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of August 2, 2008 and August 4, 2007, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods then ended, and cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

September 9, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, the effect of manufacturing disruptions, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, general economic conditions, changes in the Company’s costs, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, instability in countries where the Company’s merchandise is manufactured, and the other factors described in this document and in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK®, and CRAZY 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of August 2, 2008, the Company operated a total of 835 retail stores: 606 Gymboree stores (577 in the United States and 29 in Canada), 104 Gymboree Outlet stores, 101 Janie and Jack shops, and 24 Crazy 8 stores in the United States. The Company also operates online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com, and offers directed parent-child developmental play programs at 597 franchised and company-operated centers in the United States and 30 other countries.

During the second quarter of fiscal 2008, the Company opened 4 Gymboree stores, 6 Janie and Jack shops, 8 Crazy 8 stores and 8 Gymboree Outlet stores. The Company also relocated or remodeled 5 Gymboree stores (4 in the U.S. and 1 in Canada) and 1 Janie and Jack shop and closed 2 Gymboree stores (1 in the U.S. and 1 in Canada).

During the remainder of fiscal 2008, the Company plans to open approximately 54 new stores consisting of 12 Gymboree stores, 15 Outlet stores, 12 Janie and Jack shops, and 15 Crazy 8 stores. The Company also expects to relocate or remodel approximately 10 Gymboree stores.

Results of Operations

13 weeks ended August 2, 2008, compared to 13 weeks ended August 4, 2007

Net Sales

Net retail sales in the second quarter of fiscal 2008 increased to $202.8 million from $179.9 million in the same period last year, an increase of $22.9 million, or 12.8%. This increase was primarily due to net store and square footage growth of 96 stores and approximately 213,000 square feet, respectively. Comparable store sales increased 1% over the corresponding period last year. This increase was primarily due to continued product acceptance and transaction growth, offset by lower average transaction values attributed to a general reduction in consumer spending. There were 835 stores open at the end of the second quarter of fiscal 2008 compared to 739 as of the end of the same period last year.

Gymboree Play & Music net sales in the second quarter of fiscal 2008 increased to $2.9 million from $2.5 million in the same period last year primarily due to increases in royalties and international franchisee sales.

Gross Profit

Gross profit for the second quarter of fiscal 2008 increased to $93.9 million from $80.2 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2008 increased 1.7 percentage points to 45.7% from 44.0% in the same period last year. This increase was primarily due to the Company’s continuing product cost reduction strategies and leveraging of buying costs, partially offset by increased occupancy costs and lower average unit retail prices. In the third quarter of fiscal 2008, one of the factories that the Company contracts with in Indonesia experienced a fire. The Company is currently cancelling several fourth quarter orders and placing these orders in other factories owned by this manufacturer or with new factories. As a result, the Company expects to incur higher shipping costs in the fourth quarter in order to receive its orders as originally scheduled. While the Company is still assessing the financial impact from the fire, the Company estimates an impact to fiscal fourth quarter earnings in the range of $0.02 to $0.04 per diluted share.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $81.1 million in the second quarter of fiscal 2008 from $71.7 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 39.4% of sales for the second quarter of fiscal 2008 compared to 39.3% of sales in the same period last year. This increase was primarily due to higher share-based and incentive compensation expense offset by reductions in professional fees, communication expenses, marketing costs, and travel expenses.

Income Taxes

The Company’s effective tax rates for the second quarters of fiscal 2008 and 2007 were 39.7% and 36.3%, respectively. The effective tax rate for the remainder of the current fiscal year is expected to be in the range of 40% to 41%; however, the actual fiscal 2008 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2008, and the potential resolution of tax contingencies. The lower tax rate in fiscal year 2007 was primarily due to a favorable settlement with certain state taxing authorities of $1.1 million, offset in part by foreign withholding taxes of $0.9 million.

Results of Operations

26 weeks ended August 2, 2008, compared to 26 weeks ended August 4, 2007

Net Sales

Net retail sales for the 26 weeks ended August 2, 2008 increased to $441.7 million from $386.6 million in the same period last year, an increase of $55.1 million, or 14.3%. This increase was primarily due to net store and square footage growth of 96 stores and approximately 213,000 square feet, respectively. Comparable store sales increased 3% over the corresponding period last year. This increase was primarily due to continued product acceptance and transaction growth, offset by lower average transaction values.

Gymboree Play & Music net sales for the 26 weeks ended August 2, 2008 increased to $6.1 million from $5.1 million in the same period last year primarily due to increases in royalties, international franchise fees, and product sales.

Gross Profit

Gross profit for the 26 weeks ended August 2, 2008 increased to $217.4 million from $184.0 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended August 2, 2008 increased 1.5 percentage points to 48.5% from 47.0% in the same period last year. This increase was primarily due to the Company’s continuing product cost reduction strategies and leveraging of buying costs, and was partially offset by increased occupancy costs and lower average unit retail prices.

Selling, General and Administrative Expenses

SG&A expenses increased to $162.9 million for the 26 weeks ended August 2, 2008 from $141.9 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 36.4% of sales for the 26 weeks ended August 2, 2008 compared to 36.2% of sales in the same period last year. This increase was primarily due to higher share-based and incentive compensation expense, partially offset by reductions in professional fees.

Income Taxes

The Company’s effective tax rates for the 26 weeks ended August 2, 2008 and for the 26 weeks ended August 4, 2007 were 40.1% and 39.2%, respectively. The lower tax rate in fiscal year 2007 was primarily due to a favorable settlement with certain state taxing authorities of $1.1 million and a greater benefit from tax-exempt interest of $0.2 million, offset in part by foreign withholding taxes of $0.9 million.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $43.8 million at August 2, 2008, an increase of $10.5 million from February 2, 2008. Working capital as of August 2, 2008 was $109.5 million compared to $58.0 million as of February 2, 2008. The increase in working capital was due primarily to a decrease in income tax payable related to the payment of estimated taxes during the 26 weeks ended August 2, 2008, as well as an increase in inventory levels to support new stores.

Net cash provided by operating activities for the 26 weeks ended August 2, 2008 was $32.2 million compared to $9.4 million in the same period last year. This increase was primarily due to higher operating income and changes in working capital items.

Net cash used in investing activities for the 26 weeks ended August 2, 2008 was $30.0 million compared to net cash provided by investing activities of $90.8 million in the same period last year. This decrease was primarily due to the Company liquidating its marketable securities to complete its authorized share repurchase programs in fiscal 2007. Capital expenditures during the 26 weeks ended August 2, 2008 were primarily related to the opening of 51 new stores, relocation, remodeling or expansion of 15 existing stores, information technology improvements, and continued investment in the Company’s distribution center. During the 26 weeks ended August 2, 2008, the Company purchased land adjacent to its existing distribution center for the future expansion of its distribution facilities.

Net cash provided by financing activities for the 26 weeks ended August 2, 2008 was $8.4 million compared to $94.6 million used in financing activities in the same period last year. This increase was primarily due to decreased activity under the Company’s authorized share repurchase programs. Financing activities for the 26 weeks ended August 2, 2008 included $5.4 million in stock repurchases primarily reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period. Employees satisfy their minimum statutory tax requirements through a net settlement feature whereby restricted stock awards and units are sold on their vest date in order to cover tax obligations.

The Company has an unsecured revolving credit facility for borrowings of up to $100 million (decreased to $80 million on August 8, 2008, subject to an option to increase the borrowing limit up to $100 million). The credit facility, which expires in August 2009, may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of August 2, 2008, the Company was in compliance with these covenants. As of August 2, 2008, $57.9 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 26 weeks ended August 2, 2008 was $71.6 million.

The Company anticipates that cash generated from operations, together with its existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy the Company’s cash needs through the next 12 months.

There have been no material changes outside the ordinary course of business to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended February 2, 2008.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	August 2, 2008
	Notional Amount	Fair Value Gain	Weighted- Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$5,847	$218	$0.98

Total	$5,847	$218

	February 2, 2008
	Notional Amount	Fair Value Gain	Weighted- Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$4,662	$6	$1.01

Total	$4,662	$6

	August 4, 2007
	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted average rate data)
Canadian dollars	$4,731	$(116)	$0.95

Total	$4,731	$(116)

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the second quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

There has been no material change to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended February 2, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2008 Annual Meeting of Stockholders was held on June 10, 2008, at which time the stockholders voted on the following proposals:

(I)	Election of three Class III directors, each to serve for a three-year term expiring upon the 2011 Annual Meeting of Stockholders.

	For	Withheld
Michael J. McCloskey	25,104,030	293,423
John C. Pound	21,107,575	4,289,878
William U. Westerfield	24,255,655	1,141,798

Continuing Class I directors, whose terms will expire at the Annual Meeting in 2009, are Matthew K. McCauley and Gary M. Heil. Continuing Class II directors, whose terms will expire at the Annual Meeting in 2010, are Blair W. Lambert and Daniel R. Lyle.

(II)	Approval vote on the amendment to The Gymboree Corporation 2004 Equity Incentive Plan to authorize the issuance of an additional 925,000 shares of the Company’s Common Stock.

For	Against	Abstain
17,771,622	5,995,468	5,221

(III)	Approval vote on the amendment to The Gymboree Corporation 1993 Employee Stock Purchase Plan to authorize the issuance of an additional 150,000 shares of the Company’s Common Stock.

For	Against	Abstain
20,626,636	3,144,085	1,590

(IV)	Advisory vote on the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending January 31, 2009, was as follows:

For	Against	Abstain
24,633,546	762,097	1,809

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

10.87	Tenth Amendment to Credit Agreement, dated as of August 8, 2008. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.87 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 9, 2008	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert
Chief Operating Officer and
Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.87	Tenth Amendment to Credit Agreement, dated as of August 8, 2008. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.1	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.87 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008.