Form 10-Q
period 2008-11-01
GYMBOREE CORP
filed 2008-12-10
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 1, 2008

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

As of November 29, 2008, 29,032,101 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	November 1, 2008	February 2, 2008	November 3, 2007
Assets
Current Assets
Cash and cash equivalents	$93,153	$33,313	$24,096
Accounts receivable	15,793	12,640	19,403
Merchandise inventories	142,042	119,523	130,520
Prepaid expenses	13,115	12,096	12,695
Deferred income taxes	11,815	11,652	9,298

Total current assets	275,918	189,224	196,012

Property and Equipment
Land and buildings	15,776	12,476	12,362
Leasehold improvements	210,438	186,777	195,183
Furniture, fixtures and equipment	180,777	176,900	181,363

	406,991	376,153	388,908
Less accumulated depreciation and amortization	(200,361)	(190,796)	(202,228)

	206,630	185,357	186,680
Deferred income taxes	16,309	21,028	13,175
Other assets	1,769	1,575	1,575

Total Assets	$500,626	$397,184	$397,442

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$59,941	$52,915	$62,974
Accrued liabilities	70,266	70,282	75,078
Income tax payable	—	7,989	1,641

Total current liabilities	130,207	131,186	139,693

Long-Term Liabilities
Deferred rent and other liabilities	64,462	51,722	52,401
Unrecognized tax benefits	5,810	5,981	8,841

Total Liabilities	200,479	188,889	200,935

Commitments and Contingencies	—	—	—
Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 29,029,877, 28,344,205, and 29,024,638 shares issued and outstanding at November 1, 2008, February 2, 2008, and November 3, 2007, respectively)	169,341	140,012	133,717
Retained earnings	130,694	67,340	62,529
Accumulated other comprehensive income	112	943	261

Total stockholders’ equity	300,147	208,295	196,507

Total Liabilities and Stockholders’ Equity	$500,626	$397,184	$397,442

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
Net sales:
Retail	$261,296	$247,569	$703,031	$634,145
Play & Music	2,809	3,163	8,926	8,242

Total net sales	264,105	250,732	711,957	642,387
Cost of goods sold, including buying and occupancy expenses	(129,520)	(126,020)	(360,012)	(333,661)

Gross profit	134,585	124,712	351,945	308,726
Selling, general and administrative expenses	(84,377)	(80,314)	(247,269)	(222,244)

Operating income	50,208	44,398	104,676	86,482
Other income, net	152	691	849	2,446

Income before income taxes	50,360	45,089	105,525	88,928
Income tax expense	(19,413)	(18,194)	(41,529)	(35,376)

Net income	$30,947	$26,895	$63,996	$53,552

Net income per share:
Basic	$1.10	$0.94	$2.30	$1.83
Diluted	$1.06	$0.91	$2.20	$1.76
Weighted-average shares outstanding:
Basic	28,051	28,565	27,861	29,294
Diluted	29,099	29,621	29,073	30,438

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	November 1, 2008	November 3, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$63,996	$53,552
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,782	22,686
Provision for deferred income taxes	4,555	—
Loss on disposal of property and equipment and other	394	632
Excess tax benefits from exercise of share-based awards	(6,188)	(3,245)
Tax benefit from exercise of stock options	6,612	3,537
Share-based compensation expense	14,363	8,805
Change in assets and liabilities:
Accounts receivable	(3,176)	(6,306)
Merchandise inventories	(22,582)	(25,674)
Prepaid expenses and other assets	(570)	(2,348)
Income tax payable	(8,797)	(3,693)
Accounts payable	7,499	6,481
Accrued liabilities	3,433	5,050
Deferred and other liabilities	13,138	4,584

Net cash provided by operating activities	98,459	64,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	34,700	413,978
Purchases of marketable securities	(34,700)	(284,653)
Capital expenditures	(46,253)	(57,820)
Proceeds from sale of assets and other	70	122

Net cash (used in) provided by investing activities	(46,183)	71,627

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	8,435	4,934
Repurchases of common stock	(5,549)	(149,058)
Excess tax benefits from exercise of share-based awards	6,188	3,245

Net cash provided by (used in) financing activities	9,074	(140,879)

Effect of exchange rate fluctuations on cash	(1,510)	1,794

Net increase (decrease) in cash and cash equivalents	59,840	(3,397)
CASH AND CASH EQUIVALENTS:
Beginning of period	33,313	27,493

End of period	$93,153	$24,096

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$6,158	$7,894
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$38,833	$35,969
Cash paid for interest	$76	$40

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

The results of operations for the 39 weeks ended November 1, 2008 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 31, 2009 (“fiscal 2008”).

2.	Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 157, “Fair Value Measurements,” which established a single authoritative definition of fair value and a framework for measuring fair value and expanded disclosure of fair value measurements for both financial and non-financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually. The Company elected to partially adopt SFAS 157 as of the beginning of fiscal 2008, as permitted by FSP 157-2 (see Note 3). The Company does not expect the adoption of the remaining provisions of SFAS 157 (delayed by FSP 157-2) to have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

SFAS 157 established a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 requires financial assets and liabilities to be categorized based on the inputs used to calculate their fair values as follows:

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

As of November 1, 2008, the Company’s forward foreign exchange contracts had an estimated fair value of $429,000. The Company had no other financial assets or liabilities measured at fair value as of November 1, 2008. Fair value was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

4.	Share-based Compensation

Share-based compensation expense for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007, is included as a component of selling, general and administrative expenses and consists of the following:

	13 weeks ended		39 weeks ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in thousands)		(in thousands)
Stock options	$393	$612	$1,289	$2,114
Restricted stock awards and units	4,432	2,445	12,741	6,373
Employee stock purchase plan	114	110	333	318

Total	$4,939	$3,167	$14,363	$8,805

Stock Options

The following table summarizes stock option activity during the 39 weeks ended November 1, 2008:

	Number of shares (in thousands)	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at February 2, 2008	1,369	$13.89
Exercised	(547)	14.31
Forfeited	(10)	14.97
Expired	(2)	13.57

Outstanding at November 1, 2008	810	$13.58	5.8	$9,953

Vested and expected to vest at November 1, 2008 (1)	807	$13.56	5.8	$9,919

Exercisable at November 1, 2008	698	$13.40	5.6	$8,697

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The total intrinsic value of options exercised during each of the 39 weeks ended November 1, 2008 and November 3, 2007, was $16.0 million and $7.2 million, respectively.

Restricted Stock Awards and Units

The following tables summarize restricted stock award and restricted stock unit activity during the 39 weeks ended November 1, 2008:

	Restricted Stock Awards
	Number of shares (in thousands)	Weighted-average grant date fair value per share
Nonvested at February 2, 2008	1,129	$32.35
Granted (1)	393	41.56
Vested	(226)	29.66
Forfeited	(329)	36.89

Nonvested at November 1, 2008	967	35.19

(1)	Restricted stock awards granted in fiscal 2008 are subject to performance conditions for fiscal 2008, which will determine the total number of shares that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2009 based on fiscal 2008 results.

	Restricted Stock Units
	Number of units (in thousands)	Weighted-average grant date fair value per share
Nonvested at February 2, 2008	237	$28.49
Granted	147	39.83
Vested	(69)	30.75
Forfeited	(26)	33.94

Nonvested at November 1, 2008	289	33.23

5.	Net Income Per Share

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

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in thousands)
Weighted-average number of shares - basic	28,051	28,565	27,861	29,294
Add: effect of dilutive securities	1,048	1,056	1,212	1,144

Weighted-average number of shares - diluted	29,099	29,621	29,073	30,438

The number of share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect was immaterial for all periods presented.

6.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2008	November 3, 2007	November 1, 2008	November 3, 2007
	(in thousands)
Net income	$30,947	$26,895	$63,996	$53,552
Other comprehensive income (loss), net of tax	(943)	693	(832)	1,335

Total comprehensive income	$30,004	$27,588	$63,164	$54,887

7.	Segments

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

	13 Weeks Ended November 1, 2008			13 Weeks Ended November 3, 2007
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$261,296	$2,809	$264,105	$247,569	$3,163	$250,732
Operating income	49,620	588	50,208	43,078	1,320	44,398
Total assets	496,515	4,111	500,626	393,092	4,350	397,442

	39 Weeks Ended November 1, 2008			39 Weeks Ended November 3, 2007
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$703,031	$8,926	$711,957	$634,145	$8,242	$642,387
Operating income	101,787	2,889	104,676	83,966	2,516	86,482
Total assets	496,515	4,111	500,626	393,092	4,350	397,442

8.	Credit Facility Amendment

On August 8, 2008, the Company entered into a Tenth Amendment to Credit Agreement (the “Tenth Amendment”), by and between the Company and certain of its subsidiaries and the Bank of America, N.A. The Tenth Amendment amends certain terms of the Credit Agreement dated August 11, 2003, as previously amended, to, among other things: (i) extend the maturity date of the unsecured revolving credit facility from August 11, 2008 to August 11, 2009; and (ii) reduce the maximum revolving loan limit from an aggregate principal amount of $100,000,000 to $80,000,000, subject to an option to increase such limit by an aggregate amount of up to $20,000,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of November 1, 2008 and November 3, 2007, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of February 2, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 27, 2008, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph related to the adoption of a new accounting principle. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

December 9, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, the effect of manufacturing disruptions, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, increasing levels of unemployment and consumer debt, extreme volatility in the financial markets, current recessionary economic conditions, customer reactions to new merchandise, service levels and new concepts, the level of promotional activity, gross margin achievement, the Company’s ability to manage inventory levels appropriately, changes in the Company’s costs, success in meeting delivery targets, competitive market conditions, effects of future embargoes from countries used to source product, instability in countries where the Company’s merchandise is manufactured, and the other factors described in this document and in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK® and CRAZY 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of November 1, 2008, the Company operated a total of 873 retail stores: 614 Gymboree stores (585 in the United States and 29 in Canada), 112 Gymboree Outlet stores, 110 Janie and Jack shops, and 37 Crazy 8 stores in the United States. The Company also operates online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com, and offers directed parent-child developmental play programs at 597 franchised and company-operated centers in the United States and 30 other countries.

During the third quarter of fiscal 2008, the Company opened 9 Gymboree stores, 8 Gymboree Outlet stores, 9 Janie and Jack shops, and 13 Crazy 8 stores. The Company also relocated or remodeled 8 Gymboree stores (7 in the United States and 1 in Canada) and closed 1 Gymboree store in the United States.

During the remainder of fiscal 2008, the Company plans to open approximately 15 new stores consisting of 3 Gymboree stores, 6 Gymboree Outlet stores, 5 Janie and Jack shops, and 1 Crazy 8 store. The Company also expects to relocate or remodel approximately 5 Gymboree stores in the fourth quarter of fiscal 2008.

Economic conditions have deteriorated in the United States economy over the past year with, among other things, rising unemployment, tight credit markets and declining home prices. As a result, consumers are spending less. The Company expects that these economic conditions will continue to put downward pressure on sales and gross margin in the fourth quarter and beyond.

Results of Operations

13 weeks ended November 1, 2008, compared to 13 weeks ended November 3, 2007

Net Sales

Net retail sales in the third quarter of fiscal 2008 increased to $261.3 million from $247.6 million in the same period last year, an increase of $13.7 million, or 5.5%. This increase was primarily due to net store and square footage growth of 100 stores and approximately 217,000 square feet. Comparable store sales decreased 2% over the corresponding period last year. This decrease was primarily due to a general softening of the overall retail environment driven by macro-economic conditions. The pullback in consumer spending resulted in an overall decrease in average unit retail prices and units per transaction, which was offset partially by an increase in the total number of transactions. There were 873 stores open at the end of the third quarter of fiscal 2008 compared to 773 as of the end of the same period last year.

Gymboree Play & Music net sales in the third quarter of fiscal 2008 decreased to $2.8 million from $3.2 million in the same period last year primarily due to a decrease in international franchisee fees.

Gross Profit

Gross profit for the third quarter of fiscal 2008 increased to $134.6 million from $124.7 million in the same period last year. As a percentage of net sales, gross profit for the third quarter of fiscal 2008 increased 1.3 percentage points to 51.0% from 49.7% in the same period last year. This increase was primarily due to the Company’s continuing product cost reduction strategies, leveraging of buying costs and an increase in average unit retail prices at the core Gymboree brand, partially offset by increased occupancy costs and lower average unit retail prices in the other brands.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $84.4 million in the third quarter of fiscal 2008 from $80.3 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 31.9% of sales for the third quarter of fiscal 2008 compared to 32.0% of sales in the same period last year. This decrease was primarily due to reductions in professional fees and marketing costs, offset by higher compensation expense, including share-based compensation.

Income Taxes

The Company’s effective tax rates for the third quarters of fiscal 2008 and 2007 were 38.5% and 40.4%, respectively. The actual fiscal 2008 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2008, and the potential resolution of tax contingencies.

Results of Operations

39 weeks ended November 1, 2008, compared to 39 weeks ended November 3, 2007

Net Sales

Net retail sales for the 39 weeks ended November 1, 2008 increased to $703.0 million from $634.1 million in the same period last year, an increase of $68.9 million, or 10.9%. This increase was primarily due to net store and square footage growth of 100 stores and approximately 217,000 square feet. Comparable store sales increased 1% over the corresponding period last year. This increase was primarily due to continued product acceptance, particularly growth in our boy departments, as well as an increase in the number of transactions, and was offset by lower average transaction values.

Gymboree Play & Music net sales for the 39 weeks ended November 1, 2008 increased to $8.9 million from $8.2 million in the same period last year primarily due to increases in royalties and product sales, offset by a decrease in international franchise fees.

Gross Profit

Gross profit for the 39 weeks ended November 1, 2008 increased to $351.9 million from $308.7 million in the same period last year. As a percentage of net sales, gross profit for the 39 weeks ended November 1, 2008 increased 1.3 percentage points to 49.4% from 48.1% in the same period last year. This increase was primarily due to the Company’s continuing product cost reduction strategies and leveraging of buying costs, and was partially offset by increased occupancy costs.

Selling, General and Administrative Expenses

SG&A expenses increased to $247.3 million for the 39 weeks ended November 1, 2008 from $222.2 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 34.7% of sales for the 39 weeks ended November 1, 2008, compared to 34.6% of sales in the same period last year. This increase was primarily due to higher share-based and incentive compensation expense as well as depreciation expense, and was partially offset by reductions in professional fees, marketing costs and communications expense.

Income Taxes

The Company’s effective tax rates for the 39 weeks ended November 1, 2008 and for the 39 weeks ended November 3, 2007 were 39.4% and 39.8%, respectively.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $93.2 million at November 1, 2008, an increase of $59.8 million from February 2, 2008. Working capital as of November 1, 2008 was $145.7 million compared to $58.0 million as of February 2, 2008. The increase in working capital was due primarily to an increase in cash and cash equivalents resulting from an increase in operating income and decreased activity under Company authorized share repurchase programs.

Net cash provided by operating activities for the 39 weeks ended November 1, 2008 was $98.5 million compared to $64.1 million in the same period last year. This increase was primarily due to higher operating income, an increase in deferred liabilities, and changes in working capital items. The increase in deferred liabilities was primarily due to cash received from the Company’s co-branded credit card program and an increase in construction allowances related to new store leases.

Net cash used in investing activities for the 39 weeks ended November 1, 2008 was $46.2 million compared to net cash provided by investing activities of $71.6 million in the same period last year. This decrease was primarily due to the Company liquidating its marketable securities to repurchase shares in fiscal 2007. Capital expenditures during the 39 weeks ended November 1, 2008 were primarily related to the opening of 90 new stores, relocation, remodeling or expansion of 22 existing stores, information technology improvements, and continued investment in the Company’s distribution center. During the 39 weeks ended November 1, 2008, the Company also purchased land adjacent to its existing distribution center for the future expansion of its distribution facilities.

Net cash provided by financing activities for the 39 weeks ended November 1, 2008 was $9.1 million compared to $140.9 million used in financing activities in the same period last year. This increase was primarily due to decreased activity under Company authorized share repurchase programs. Financing activities for the 39 weeks ended November 1, 2008 included $5.5 million in stock repurchases, primarily reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period. Employees satisfy their minimum statutory tax requirements through a net settlement feature whereby restricted stock awards and units are sold on their vest date to cover tax obligations.

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million). The credit facility, which expires in August 2009, may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of November 1, 2008, the Company was in compliance with these covenants. As of November 1, 2008, $67.9 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 39 weeks ended November 1, 2008 was $77.5 million.

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

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s United States dollar margins on the eventual sale of the inventory from fluctations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year.

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	November 1, 2008
	Notional Amount	Fair Value Gain	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
Canadian dollars	$2,362	$431	$0.82

Total	$2,362	$431

	February 2, 2008
	Notional Amount	Fair Value Gain	Weighted Average Rate
	(in thousands, except weighted-average rate data)
Canadian dollars	$4,662	$6	$1.01

Total	$4,662	$6

	November 3, 2007
	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
Canadian dollars	$2,483	$(386)	$1.08

Total	$2,483	$(386)

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the third quarter of fiscal 2008, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II - OTHER INFORMATION

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

THE GYMBOREE CORPORATION (Registrant)

December 9, 2008	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert
Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

10.87	Tenth Amendment to Credit Agreement, dated as of August 8, 2008. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.87 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2008.