Form 10-Q
period 2009-05-02
GYMBOREE CORP
filed 2009-06-10
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 2, 2009

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

Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☑

As of May 30, 2009, 29,628,840 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 2, 2009	January 31, 2009	May 3, 2008
Assets
Current Assets
Cash and cash equivalents	$150,190	$140,472	$58,052
Accounts receivable, net of allowance of $396, $388 and $567	24,624	18,735	22,840
Merchandise inventories	100,242	114,972	95,557
Prepaid expenses	13,133	4,596	12,505
Deferred income taxes	13,735	15,108	11,816

Total current assets	301,924	293,883	200,770

Property and Equipment
Land and buildings	15,776	15,776	14,224
Leasehold improvements	216,654	213,164	193,678
Furniture, fixtures and equipment	185,571	183,775	179,527

	418,001	412,715	387,429
Less accumulated depreciation and amortization	(213,373)	(208,488)	(195,760)

	204,628	204,227	191,669
Deferred income taxes	18,759	20,850	20,456
Other assets	2,936	1,621	1,733

Total Assets	$528,247	$520,581	$414,628

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$28,252	$44,400	$30,286
Accrued liabilities	56,632	69,341	66,587
Income tax payable	8,063	102	8,273

Total current liabilities	92,947	113,843	105,146

Long-Term Liabilities
Lease incentives and other deferred liabilities	71,055	67,072	58,301
Unrecognized tax benefits	4,628	5,391	8,314

Total Liabilities	168,630	186,306	171,761

Commitments and Contingencies	—	—	—
Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 29,557,733, 29,077,446, and 28,637,134 shares issued and outstanding at May 2, 2009, January 31, 2009, and May 3, 2008, respectively)	178,889	175,519	150,174
Retained earnings	181,986	160,178	91,735
Accumulated other comprehensive income (loss)	(1,258)	(1,422)	958

Total stockholders’ equity	359,617	334,275	242,867

Total Liabilities and Stockholders’ Equity	$528,247	$520,581	$414,628

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	May 2, 2009	May 3, 2008
Net sales:
Retail	$227,980	$238,917
Play & Music	2,895	3,187

Total net sales	230,875	242,104
Cost of goods sold, including buying and occupancy expenses	(121,346)	(118,686)

Gross profit	109,529	123,418
Selling, general and administrative expenses	(73,345)	(81,825)

Operating income	36,184	41,593
Other income, net	307	280

Income before income taxes	36,491	41,873
Income tax expense	(14,684)	(16,836)

Net income	$21,807	$25,037

Net income per share:
Basic	$0.77	$0.91
Diluted	$0.74	$0.86
Weighted-average shares outstanding:
Basic	28,447	27,543
Diluted	29,455	28,953

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 2, 2009	May 3, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,807	$25,037
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,983	8,405
Loss on disposal of property and equipment and other	272	143
Provision for deferred income taxes	4,390	302
Excess tax benefits from share-based awards	(329)	(2,706)
Tax benefit from exercise of stock options	355	2,831
Share-based compensation expense	3,874	4,510
Change in assets and liabilities:
Accounts receivable	(5,881)	(10,207)
Merchandise inventories	14,514	24,106
Prepaid expenses and other assets	(9,833)	(580)
Income tax payable	5,489	389
Accounts payable	(16,160)	(22,573)
Accrued liabilities	(8,812)	107
Lease incentives and other deferred liabilities	3,572	8,931

Net cash provided by operating activities	22,241	38,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,048)	(14,081)

Net cash used in investing activities	(9,048)	(14,081)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	423	2,901
Repurchases of common stock	(4,444)	(5,345)
Excess tax benefits from share-based awards	329	2,706

Net cash (used in) provided by financing activities	(3,692)	262

Effect of exchange rate fluctuations on cash	217	(137)

Net increase in cash and cash equivalents	9,718	24,739
CASH AND CASH EQUIVALENTS:
Beginning of period	140,472	33,313

End of period	$150,190	$58,052

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$3,511	$5,221
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$5,984	$11,827
Cash paid for interest	$—	$18

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

The results of operations for the 13 weeks ended May 2, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 30, 2010 (“fiscal 2009”).

2.	Fair Value Measurements

Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, establishes a single authoritative definition of fair value and a framework for measuring fair value and expands disclosure of fair value measurements. The Company adopted SFAS 157 for non-financial assets and liabilities as of the beginning of fiscal 2009.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities measured at fair value as of May 2, 2009.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended May 2, 2009, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

3.	Derivative Instruments

Statement of Financial Accounting Standards No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, requires enhanced disclosures for derivative and hedging activities. The Company adopted SFAS 161 as of the beginning of fiscal 2009.

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s United States dollar margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. As of May 2, 2009, the notional amount of these contracts was approximately $2.2 million. These contracts are treated as cash flow hedges.

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains or losses on the derivative representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the thirteen weeks ended May 2, 2009, the Company reclassified approximately $362,000 in gains from accumulated other comprehensive income to cost of goods sold. No amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

As of May 2, 2009, accrued liabilities include approximately $186,000 related to the Company’s hedging activities. Accumulated other comprehensive income includes approximately $215,000 in unrealized losses related to hedging activity as of May 2, 2009. Amounts recognized in other comprehensive income (loss) are amortized to cost of goods sold over a three-month period.

4.	Share-based Compensation

Share-based compensation expense for the 13 weeks ended May 2, 2009 and May 3, 2008, is included as a component of selling, general and administrative expenses and consists of the following:

	13 weeks ended
	May 2, 2009	May 3, 2008
	(in thousands)
Stock options	$164	$463
Restricted stock awards and units	3,710	3,934
Employee stock purchase plan	—	113

Total	$3,874	$4,510

Stock Options

The following table summarizes stock option activity during the 13 weeks ended May 2, 2009:

	Number of shares (in thousands)	Weighted-average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2009	789	$13.57
Exercised	(33)	12.78
Forfeited	(1)	9.03

Outstanding at May 2, 2009	755	$13.61	5.4	$15,502

Vested and expected to vest at May 2, 2009 (1)	754	$13.60	5.4	$15,481

Exercisable at May 2, 2009	730	$13.48	5.3	$15,094

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The total intrinsic value of options exercised during each of the 13 weeks ended May 2, 2009 and May 3, 2008, was $0.6 million and $5.3 million, respectively.

Restricted Stock Awards and Units

The following tables summarize restricted stock award and restricted stock unit activity during the 13 weeks ended May 2, 2009:

	Restricted Stock Awards
	Number of shares (in thousands)	Weighted-average grant date fair value per share
Nonvested at January 31, 2009	964	$35.27
Granted (1)	360	28.95
Vested	(305)	33.71

Nonvested at May 2, 2009	1,019

(1)	Restricted stock awards granted in fiscal 2009 are subject to performance conditions for fiscal 2009, which will determine the total number of shares that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2010 based on fiscal 2009 results.

The fair value of restricted stock awards vested during each of the 13 weeks ended May 2, 2009 and May 3, 2008, was $8.3 million and $8.6 million, respectively.

	Restricted Stock Units
	Number of units (in thousands)	Weighted-average grant date fair value per share
Nonvested at January 31, 2009	287	$32.73
Granted	219	21.96
Vested	(87)	29.98
Forfeited	(3)	37.91

Nonvested at May 2, 2009	416	27.60

The fair value of restricted stock units vested during each of the 13 weeks ended May 2, 2009 and May 3, 2008, was $2.1 million and $2.5 million, respectively.

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

	13 Weeks Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Weighted-average number of shares - basic	28,447	27,543
Add: effect of dilutive securities	1,008	1,410

Weighted-average number of shares - diluted	29,455	28,953

The number of share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect was immaterial for all periods presented.

6.	Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended
	May 2, 2009	May 3, 2008
	(in thousands)
Net income	$21,807	$25,037
Other comprehensive income, net of tax	164	15

Total comprehensive income	$21,971	$25,052

7.	Segments

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

	13 Weeks Ended May 2, 2009
	Retail Stores	Play & Music	Total
Net sales	$227,980	$2,895	$230,875
Operating income	35,145	1,039	36,184
Total assets	523,871	4,376	528,247

	13 Weeks Ended May 3, 2008
	Retail Stores	Play & Music	Total
Net sales	$238,917	$3,187	$242,104
Operating income	40,567	1,026	41,593
Total assets	409,701	4,927	414,628

Depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment.

Net retail sales from the Company’s Canadian operations were $7.8 million and $10.5 million for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively. Long-lived assets held by the Company’s Canadian operations were $3.0 million as of May 2, 2009 and May 3, 2008.

8.	Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million). The credit facility, which expires in August 2009, may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. As of May 2, 2009, $45.1 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The Company expects to extend or replace its existing credit facility prior to its expiration.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 2, 2009 and May 3, 2008, and the related condensed consolidated statements of income and cash flows for the thirteen-week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of January 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 30, 2009, we expressed an unqualified opinion on those consolidated financial statements, which report included an explanatory paragraph related to the adoption of a new accounting principle. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 9, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, expansions and renovations, systems infrastructure development, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, increasing levels of unemployment and consumer debt, extreme volatility in the financial markets, current recessionary economic conditions, customer reactions to new merchandise, service levels and new concepts, success in meeting delivery targets, the level of our promotional activity, our gross margin achievement, our ability to appropriately manage inventory, effects of future embargoes from countries used to source product, competitive market conditions, and the other factors described in this document and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK®, and CRAZY 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of May 2, 2009, the Company operated a total of 901 retail stores: 619 Gymboree stores (587 in the United States, 30 in Canada and 2 in Puerto Rico), 126 Gymboree Outlet stores, 118 Janie and Jack shops, and 38 Crazy 8 stores in the United States. The Company also operates online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com, and offers directed parent-child developmental play programs at 606 franchised and Company-operated centers in the United States and 29 other countries.

During the first quarter of fiscal 2009, the Company opened 4 Gymboree stores, 8 Gymboree Outlet stores, and 3 Janie and Jack shops. The Company also relocated or remodeled 16 Gymboree stores (14 in the United States and 2 in Canada).

During the remainder of fiscal 2009, the Company plans to open approximately 60 new stores consisting of approximately 21 Gymboree stores, 12 Gymboree Outlet stores, 2 Janie and Jack shops, and 25 Crazy 8 stores.

Results of Operations

13 weeks ended May 2, 2009, compared to 13 weeks ended May 3, 2008

Net Sales

Net retail sales in the first quarter of fiscal 2009 decreased to $228.0 million from $238.9 million in the same period last year, a decrease of $10.9 million, or 4.6%. Comparable store sales for the first quarter of fiscal 2009 decreased 10% from the same period in the prior year. This decrease was primarily due to the continuing difficult retail environment. The pullback in consumer spending resulted in an overall decrease in average unit retail prices and units per transaction. There were 901 stores open at the end of the first quarter of fiscal 2009 compared to 811 as of the end of the same period last year.

Gymboree Play & Music net sales in the first quarter of fiscal 2009 decreased to $2.9 million from $3.2 million in the same period last year primarily due to a decrease in international franchisee fees, as well as a decrease in international equipment and product sales. These decreases were partially offset by an increase in revenues from the Company’s corporate-owned sites. The Company operated 7 corporate owned sites at the end of the first quarter of fiscal 2009 compared to 3 as of the end of the same period last year.

Gross Profit

Gross profit for the first quarter of fiscal 2009 decreased to $109.5 million from $123.4 million in the same period last year. As a percentage of net sales, gross profit for the first quarter of fiscal 2009 decreased 3.6 percentage points to 47.4% from 51.0% in the same period last year. This decrease was primarily due to deleveraging of occupancy costs and lower average unit retail prices, and was partially offset by lower product costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, decreased to $73.3 million in the first quarter of fiscal 2009 from $81.8 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 31.8% of sales for the first quarter of fiscal 2009 compared to 33.8% of sales in the same period last year. This decrease was primarily due to lower incentive compensation and benefits costs, as well as lower operating supply expenses and professional fees, and was partially offset by higher depreciation and marketing expenses.

Income Taxes

The Company’s effective tax rate for the first quarter of fiscal 2009 and 2008 was 40.2%. The actual fiscal 2009 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2009, and the potential resolution of tax contingencies.

Seasonality

The Company’s business is impacted by the general seasonal trends characteristic of the apparel and retail industries. Sales from retail operations in the past several years have been highest during the third and fourth fiscal quarters, somewhat lower during the first fiscal quarter, and lowest during the second fiscal quarter. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year. These historical quarterly trends may not continue in the future.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates affecting the application of those accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $150.1 million at May 2, 2009, an increase of $9.7 million from January 31, 2009. Working capital as of May 2, 2009 was $209.0 million compared to $180.0 million as of January 31, 2009.

Net cash provided by operating activities for the 13 weeks ended May 2, 2009 was $22.2 million compared to $38.7 million in the same period last year. This decrease was primarily due to:

•

a smaller decrease in inventory levels during the 13 weeks ended May 2, 2009 compared to the same period last year. This was in part due to compliance with new consumer product safety laws, which resulted in lower inventory levels at the end of fiscal 2008 compared to the end of fiscal 2007;

•	a larger increase in prepaid rent during the 13 weeks ended May 2, 2009 compared to the same period last year. This was due to the timing of payments; and

•	lower operating income.

Net cash used in investing activities for the 13 weeks ended May 2, 2009 was $9.0 million compared to $14.1 million in the same period last year. Capital expenditures during the 13 weeks ended May 2, 2009 were primarily related to the opening of 15 new stores, relocation, remodeling or expansion of 16 existing stores, information technology improvements, and continued investment in the Company’s distribution center. Capital expenditures during the 13 weeks ended May 3, 2008 were primarily related to the opening of 25 new stores, relocation, remodeling or expansion of 8 existing stores, information technology improvements and investment in the Company’s distribution center.

Net cash used in financing activities for the 13 weeks ended May 2, 2009 was $3.7 million compared to $0.3 million provided in the same period last year. This decrease was primarily due to fewer stock option exercises and lower excess tax benefits related to share-based awards. Financing activities for the 13 weeks ended May 2, 2009 and May 3, 2008 included $4.4 million and $4.6 million, respectively, in stock repurchases, primarily reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period. Employees satisfy their minimum statutory tax requirements through a net settlement feature whereby restricted stock awards and units are sold on their vest date to cover tax obligations.

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million). The credit facility, which expires in August 2009, may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of May 2, 2009, the Company was in compliance with these covenants. As of May 2, 2009, $45.1 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 13 weeks ended May 2, 2009 was $60.4 million. The Company expects to extend or replace its existing credit facility prior to its expiration.

The Company anticipates that cash generated from operations, together with its existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy the Company’s cash needs through the next 12 months.

There have been no material changes outside the ordinary course of business to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 31, 2009.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Gain (Loss)	Weighted Average Rate
	(in thousands, except weighted average rate data)
May 2, 2009	$2,185	$(187)	$0.84
January 31, 2009	$3,367	$(163)	$0.81
May 3, 2008	$3,272	$84	$0.98

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure them that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Operating Officer/Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the first quarter of fiscal 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

There has been no material change to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2009.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5.	OTHER INFORMATION

On June 9, 2009, the Board of Directors of the Company approved amendments to Sections 2.2 and 2.3 of the Amended and Restated Bylaws (as amended, the “Amended Bylaws”) which (1) amend and clarify the advance notice requirements for stockholders to nominate directors for election to the Board, or to bring other business before the stockholders, at annual and special meetings of stockholders, (2) amend the deadline for submission of stockholder proposals for consideration at an annual meeting of stockholders, and (3) require stockholders nominating directors or submitting proposals to provide additional information regarding (a) the stockholder’s direct or indirect ownership interests in the Company, including ownership of derivative securities, and (b) any nominee for the Board of Directors. The Amended Bylaws also include other technical and conforming changes.

The amendments to the Amended Bylaws became effective on June 9, 2009. The foregoing summary is qualified in its entirety by reference to the full Amended and Restated Bylaws, a copy of which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6.	EXHIBITS

3.2	Amended and Restated Bylaws

10.54*	Key Terms of Compensation Arrangements for Named Executive Officers

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on
Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

June 9, 2009	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

3.2	Amended and Restated Bylaws

10.54*	Key Terms of Compensation Arrangements for Named Executive Officers

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on
Form 10-Q.