Form 10-Q
period 2009-08-01
GYMBOREE CORP
filed 2009-09-10
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 1, 2009

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

Yes  ☐        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐        No  ☒

As of August 29, 2009, 29,866,367 shares of the registrant’s common stock were outstanding.

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	August 1, 2009	January 31, 2009	August 2, 2008
Assets
Current Assets
Cash and cash equivalents	$164,745	$140,472	$43,775
Accounts receivable, net of allowance of $405, $388 and $693	16,553	18,735	16,680
Merchandise inventories	129,293	114,972	129,099
Prepaid income taxes	12,487	—	22,495
Prepaid expenses	14,562	4,596	13,429
Deferred income taxes	13,955	15,108	11,815

Total current assets	351,595	293,883	237,293

Property and Equipment
Land and buildings	15,776	15,776	15,769
Leasehold improvements	221,614	213,164	201,764
Furniture, fixtures and equipment	188,403	183,775	177,343

	425,793	412,715	394,876
Less accumulated depreciation and amortization	(215,832)	(208,488)	(194,146)

	209,961	204,227	200,730
Deferred income taxes	17,053	20,850	17,649
Other assets	3,765	1,621	1,929

Total Assets	$582,374	$520,581	$457,601

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$55,650	$44,400	$53,876
Accrued liabilities	70,528	69,443	73,882

Total current liabilities	126,178	113,843	127,758

Long-Term Liabilities
Lease incentives and other deferred liabilities	71,236	67,072	59,161
Unrecognized tax benefits	5,268	5,391	6,330

Total Liabilities	202,682	186,306	193,249

Commitments and Contingencies	—	—	—

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 29,690,377, 29,077,446 and 28,993,652 shares issued and outstanding at August 1, 2009, January 31, 2009, and August 2, 2008, respectively)	185,916	175,519	163,550
Retained earnings	194,147	160,178	99,747
Accumulated other comprehensive income (loss)	(371)	(1,422)	1,055

Total stockholders’ equity	379,692	334,275	264,352

Total Liabilities and Stockholders’ Equity	$582,374	$520,581	$457,601

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Net sales:
Retail	$212,262	$202,818	$440,241	$441,735
Play & Music	3,132	2,930	6,028	6,118

Total net sales	215,394	205,748	446,269	447,853
Cost of goods sold, including buying and occupancy expenses	(122,166)	(111,806)	(243,512)	(230,493)

Gross profit	93,228	93,942	202,757	217,360
Selling, general and administrative expenses	(75,809)	(81,067)	(149,154)	(162,892)

Operating income	17,419	12,875	53,603	54,468
Other income, net	201	417	509	698

Income before income taxes	17,620	13,292	54,112	55,166
Income tax expense	(5,459)	(5,281)	(20,143)	(22,117)

Net income	$12,161	$8,011	$33,969	$33,049

Net income per share:
Basic	$0.42	$0.29	$1.19	$1.19
Diluted	$0.41	$0.27	$1.15	$1.14

Weighted-average shares outstanding:
Basic	28,654	27,988	28,551	27,765
Diluted	29,854	29,166	29,655	29,060

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	August 1, 2009	August 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,969	$33,049
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,177	17,021
Loss on disposal/impairment of assets	1,223	324
Provision for deferred income taxes	6,097	3,109
Excess tax benefits from share-based awards	(1,419)	(5,754)
Tax benefit from exercise of stock options	1,466	6,147
Share-based compensation expense	8,351	9,424
Change in assets and liabilities:
Accounts receivable	2,207	(4,049)
Merchandise inventories	(14,133)	(9,328)
Prepaid expenses and other assets	(12,064)	(1,707)
Prepaid income taxes	(15,046)	(30,379)
Accounts payable	10,970	1,045
Accrued liabilities	250	5,492
Lease incentives and other deferred liabilities	3,992	7,834

Net cash provided by operating activities	44,040	32,228

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	—	34,700
Purchases of marketable securities	—	(34,700)
Capital expenditures	(19,253)	(30,013)
Proceeds from sale of assets	—	47

Net cash used in investing activities	(19,253)	(29,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	1,915	8,048
Repurchases of common stock	(4,862)	(5,420)
Excess tax benefits from exercise of share-based awards	1,419	5,754

Net cash provided by (used in) financing activities	(1,528)	8,382

Effect of exchange rate fluctuations on cash	1,014	(182)

Net increase in cash and cash equivalents	24,273	10,462

CASH AND CASH EQUIVALENTS:
Beginning of period	140,472	33,313

End of period	$164,745	$43,775

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$8,657	$7,221

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$29,984	$43,604
Cash paid for interest	$30	$52

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

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature except as disclosed in Note 3. The Company has evaluated subsequent events through September 9, 2009, the filing date of this Form 10-Q.

The results of operations for the 26 weeks ended August 1, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 30, 2010 (“fiscal 2009”).

2. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. (“SFAS”) 157, “Fair Value Measurements,” which established a single authoritative definition of fair value and a framework for measuring fair value and expanded disclosure of fair value measurements for both financial and non-financial assets and liabilities. In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS 157 for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value at least annually. The Company partially adopted SFAS 157 as of the beginning of fiscal 2008, as permitted by FSP FAS 157-2, and adopted the remaining provisions of this statement as of the beginning of fiscal 2009. The adoption of SFAS 157 did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133,” which requires enhanced disclosures for derivative and hedging activities. The Company adopted SFAS 161 as of the beginning of fiscal 2009. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosures about the fair value of financial instruments for interim reporting periods that were previously only required for annual reporting periods. The Company adopted this FSP during the quarter ended August 1, 2009. The adoption of this FSP did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued SFAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification will supersede all then-existing non-SEC accounting and reporting standards. The Company expects that adopting SFAS 168 will only change the referencing convention of GAAP in the Company’s consolidated financial statements. The Company will adopt SFAS 168 in the third quarter of fiscal 2009.

3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities measured at fair value as of August 1, 2009.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended August 1, 2009, the Company recorded a charge of approximately $529,000 related to the impairment of assets at under-performing stores. The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of income. The Company was not required to measure any other significant non-financial assets and liabilities at fair value.

4. Derivative Instruments

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s United States dollar margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of each forward exchange contract is generally less than one year. As of August 1, 2009, the notional amount of these contracts was approximately $5.2 million. These contracts are treated as cash-flow hedges.

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains or losses on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the 13 and 26 weeks ended August 1, 2009, the Company reclassified approximately $114,000 in losses and $248,000 in gains, respectively, from accumulated other comprehensive income to cost of goods sold. No amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

As of August 1, 2009, accrued liabilities include approximately $69,000 related to the Company’s hedging activities, and accumulated other comprehensive income includes approximately $321,000 in unrealized losses related to hedging activity. Amounts recognized in other comprehensive income are amortized to cost of goods sold over a three-month period.

5. Share-based Compensation

Share-based compensation expense is included as a component of SG&A and consists of the following (in thousands):

	13 weeks ended		26 weeks ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
Stock options	$106	$433	$269	$896
Restricted stock awards and units	4,372	4,375	8,082	8,309
Employee stock purchase plan	—	106	—	219

Total	$4,478	$4,914	$8,351	$9,424

6. Net Income Per Share

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

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(in thousands)
Weighted-average number of shares – basic	28,654	27,988	28,551	27,765
Add: effect of dilutive securities	1,200	1,178	1,104	1,295

Weighted-average number of shares – diluted	29,854	29,166	29,655	29,060

7. Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2009	August 2, 2008	August 1, 2009	August 2, 2008
	(in thousands)
Net income	$12,161	$8,011	$33,969	$33,049
Other comprehensive income, net of tax	888	97	1,051	111

Total comprehensive income	$13,049	$8,108	$35,020	$33,160

8. Segments

The Company has two reportable segments: retail stores and Gymboree Play & Music. These segments were identified based on differences in products and services. The retail stores segment includes four operating segments (brands) which sell high-quality apparel: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). The following tables provide the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended August 1, 2009			13 Weeks Ended August 2, 2008
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$212,262	$3,132	$215,394	$202,818	$2,930	$205,748
Operating income	16,367	1,052	17,419	11,600	1,275	12,875
Total assets	577,254	5,120	582,374	453,045	4,556	457,601

	26 Weeks Ended August 1, 2009			26 Weeks Ended August 2, 2008
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$440,241	$6,028	$446,269	$441,735	$6,118	$447,853
Operating income	51,512	2,091	53,603	52,167	2,301	54,468
Total assets	577,254	5,120	582,374	453,045	4,556	457,601

Depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment.

Net retail sales from the Company’s Canadian operations were $8.3 million and $8.4 million for the 13 weeks ended August 1, 2009 and August 2, 2008, respectively, and $16.1 million and $18.9 million for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively. Long-lived assets held by the Company’s Canadian operations were $4.2 million and $3.3 million as of August 1, 2009 and August 2, 2008, respectively.

9. Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. As of August 1, 2009, $60.0 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. On August 11, 2009, the Company entered into an Eleventh Amendment to Credit Agreement, dated as of July 31, 2009, to, among other things, extend the maturity date of the unsecured revolving credit facility from August 11, 2009 to September 1, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of August 1, 2009 and August 2, 2008, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods then ended, and cash flows for the twenty-six week periods ended August 1, 2009 and August 2, 2008. These interim financial statements are the responsibility of the Company’s management.

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

September 9, 2009

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned capital expenditures, planned store openings, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, increasing levels of unemployment and consumer debt, volatility in the financial markets, current recessionary economic conditions, customer reactions to new merchandise, service levels and new concepts, success in meeting delivery targets, the level of our promotional activity, our gross margin achievement, our ability to appropriately manage inventory, effects of future embargoes from countries used to source product, competitive market conditions, and the other factors described in this document and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK®, and CRAZY 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of August 1, 2009, the Company operated a total of 926 retail stores: 624 Gymboree stores (591 in the United States, 31 in Canada and 2 in Puerto Rico), 135 Gymboree Outlet stores, 120 Janie and Jack shops, and 47 Crazy 8 stores in the United States. The Company also operates online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com, and offers directed parent-child developmental play programs at 616 franchised and Company-operated centers in the United States and 30 other countries.

During the second quarter of fiscal 2009, the Company opened 5 Gymboree stores (4 in the United States and 1 in Canada), 9 Gymboree Outlet stores, 2 Janie and Jack shops, and 9 Crazy 8 stores. The Company also relocated or remodeled 26 Gymboree stores (24 in the United States and 2 in Canada).

During the remainder of fiscal 2009, the Company plans to open approximately 32 new stores consisting of approximately 9 Gymboree stores, 4 Gymboree Outlet stores, and 19 Crazy 8 stores.

The Company has not finalized its fiscal 2010 store opening plans for all brands, however it does plan to expand the store base for its newest brand, Crazy 8, by opening a minimum of 50 stores in fiscal 2010.

Results of Operations

13 weeks ended August 1, 2009, compared to 13 weeks ended August 2, 2008

Net Sales

Net retail sales in the second quarter of fiscal 2009 increased to $212.3 million from $202.8 million in the same period last year, an increase of $9.5 million, or 4.7%. This increase was primarily due to net store and square footage growth of 91 stores and approximately 195,000 square feet, respectively. Comparable store sales for the second quarter of fiscal 2009 decreased 1% from the same period in the prior year. This decrease was primarily due to the continuing difficult retail environment which resulted in an overall decrease in average unit retail prices, and was partially offset by the impact of several promotional events and marketing activities held during the quarter which contributed to an increase in the number of transactions and units per transaction.

Gymboree Play & Music net sales in the second quarter of fiscal 2009 increased to $3.1 million from $2.9 million in the same period last year primarily due to an increase in international equipment sales and revenues from the Company’s corporate-owned sites. These increases were partially offset by a decrease in international franchise fees. The Company operated 7 corporate-owned sites at the end of the second quarter of fiscal 2009 compared to 3 at the end of the same period last year.

Gross Profit

Gross profit for the second quarter of fiscal 2009 decreased to $93.2 million from $93.9 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2009 decreased 2.4 percentage points to 43.3% from 45.7% in the same period last year. This decrease was primarily due to lower merchandise margins and deleveraging of occupancy costs, and was partially offset by lower buying costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, decreased to $75.8 million in the second quarter of fiscal 2009 from $81.1 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 35.2% of net sales for the second quarter of fiscal 2009 compared to 39.4% of net sales in the same period last year. This decrease was primarily due to lower compensation and benefits costs, as well as lower marketing and operating supply expenses, and was partially offset by an asset impairment charge of $529,000 recognized during the second quarter of fiscal 2009. Approximately $0.8 million of the savings in marketing expense in the second quarter of fiscal 2009 was due to a change in the timing of direct marketing costs compared to the prior year.

Other Income

Other income decreased to $0.2 million in the second quarter of fiscal 2009 from $0.4 million in the same period last year. This decrease was primarily due to lower interest income resulting from lower interest rates.

Income Taxes

The Company’s effective tax rates for the second quarter of fiscal 2009 and 2008 were 31.0% and 39.7%, respectively. This decrease was primarily due to a discrete benefit recognized in the second quarter of fiscal 2009 as a result of changes in estimated taxes related to foreign source income. The Company expects its effective tax rate to be in the range of 38.0% to 38.5% for the third and fourth quarters of fiscal 2009. The actual fiscal 2009 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2009, and the potential resolution of tax contingencies.

Results of Operations

26 weeks ended August 1, 2009, compared to 26 weeks ended August 2, 2008

Net Sales

Net retail sales for the 26 weeks ended August 1, 2009 decreased to $440.2 million from $441.7 million in the same period last year, a decrease of $1.5 million, or 0.3%. Comparable store sales for the 26 weeks ended August 1, 2009 decreased 6% over the corresponding period last year. This decrease was primarily due to the continuing difficult retail environment and the pullback in consumer spending, which resulted in an overall decrease in average unit retail prices. The decrease in comparable store sales was offset by an increase in sales from net store and square footage growth of 91 stores and approximately 195,000 square feet, respectively.

Gross Profit

Gross profit for the 26 weeks ended August 1, 2009 decreased to $202.8 million from $217.4 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended August 1, 2009 decreased 3.1 percentage points to 45.4% from 48.5% in the same period last year. This decrease was primarily due to lower merchandise margins and deleveraging of occupancy costs, and was partially offset by lower buying costs.

Selling, General and Administrative Expenses

SG&A expenses decreased to $149.2 million for the 26 weeks ended August 1, 2009 from $162.9 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 33.4% of net sales for the 26 weeks ended August 1, 2009, compared to 36.4% of net sales in the same period last year. This decrease was primarily due to lower compensation and benefits costs, as well as lower operating supply expenses, and was partially offset by higher depreciation and an impairment charge of approximately $529,000 recognized during the second quarter of fiscal 2009.

Other Income

Other income decreased to $0.5 million for the 26 weeks ended August 1, 2009 from $0.7 million for the 26 weeks ended August 2, 2008. This decrease was primarily due to lower interest income resulting from lower interest rates.

Income Taxes

The Company’s effective tax rates for the 26 weeks ended August 1, 2009 and August 2, 2008 were 37.2% and 40.1%, respectively. This decrease was primarily due to a discrete benefit recognized in the second quarter of fiscal 2009 as a result of changes in estimated taxes related to foreign source income. The Company expects its effective tax rate to be in the range of 38.0% to 38.5% for the third and fourth quarters of fiscal 2009. The actual fiscal 2009 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2009, and the potential resolution of tax contingencies.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $164.7 million at August 1, 2009, an increase of $24.3 million from January 31, 2009. Working capital as of August 1, 2009 was $225.4 million compared to $180.0 million as of January 31, 2009.

Net cash provided by operating activities for the 26 weeks ended August 1, 2009 was $44.0 million compared to $32.2 million in the same period last year. This increase was primarily due to:

•	lower income tax payments during the 26 weeks ended August 1, 2009 compared to the same period last year. This decrease was due to a discrete tax benefit;

•	a larger increase in prepaid rent during the 26 weeks ended August 1, 2009 compared to the same period last year, which was due to the timing of payments; and

•

a larger increase in accounts payable during the 26 weeks ended August 1, 2009 compared to the same period last year, which was due to the timing of payments primarily associated with new store openings.

Net cash used in investing activities for the 26 weeks ended August 1, 2009 was $19.3 million compared to $30.0 million in the same period last year. Capital expenditures during the 26 weeks ended August 1, 2009 were primarily related to the opening of 40 new stores, relocation, remodeling or expansion of 42 existing stores, information technology improvements, and continued investment in the Company’s distribution center. Capital expenditures during the 26 weeks ended August 2, 2008 were primarily related to the opening of 51 new stores, relocation, remodeling or expansion of 15 existing stores, information technology improvements and investment in the Company’s distribution center.

Net cash used in financing activities for the 26 weeks ended August 1, 2009 was $1.5 million compared to $8.4 million provided in the same period last year. This decrease was primarily due to fewer stock option exercises and lower excess tax benefits related to share-based awards. Financing activities for the 26 weeks ended August 1, 2009 and August 2, 2008 included $4.9 million and $5.4 million, respectively, in stock repurchases, primarily reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period. Employees satisfy their minimum statutory tax requirements through a net settlement feature whereby restricted stock awards and units are sold on their vest date to cover tax obligations.

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of August 1, 2009, the Company was in compliance with these covenants. As of August 1, 2009, $60.0 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 26 weeks ended August 1, 2009 was $73.8 million. On August 11, 2009, the Company entered into an Eleventh Amendment to Credit Agreement, dated as of July 31, 2009, to, among other things, extend the maturity date of the unsecured revolving credit facility from August 11, 2009 to September 1, 2010.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s United States dollar margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of each forward exchange contract is generally less than one year.

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in United States dollars.

	Notional Amount	Fair Value Gain (Loss)	Weighted Average Rate
	(in thousands, except weighted average rate data)
August 1, 2009	$5,203	$(69)	$0.93
January 31, 2009	$3,367	$(163)	$0.81
August 2, 2008	$5,847	$218	$0.98

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the second quarter of fiscal 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2009 Annual Meeting of Stockholders (“Annual Meeting”) was held on June 9, 2009, at which time the stockholders voted on the following proposals:

(I)	Election of two Class I directors, each to serve for a three-year term expiring at the 2012 Annual Meeting.

	For	Withheld
Matthew K. McCauley	25,425,287	474,057
Gary M. Heil	25,593,683	305,661

Continuing Class II directors, whose terms will expire at the Annual Meeting in 2010, are Blair W. Lambert and Daniel R. Lyle. Continuing Class III directors, whose terms will expire at the Annual Meeting in 2011, are Michael J. McCloskey, John C. Pound and William U. Westerfield.

(II)	Advisory vote on the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the Company for the fiscal year ending January 30, 2010, was as follows:

For	Against	Abstain
25,636,853	258,261	4,229

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

10.91	Eleventh Amendment to Credit Agreement, dated as of July 31, 2009. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.91 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 9, 2009	By:	/s/ Blair W. Lambert
Date		Blair W. Lambert
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Exhibit Index

Exhibit Number	Description
10.91	Eleventh Amendment to Credit Agreement, dated as of July 31, 2009. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 10.91 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2009.