Form 10-Q
period 2009-10-31
GYMBOREE CORP
filed 2009-12-09
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2009

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

As of November 28, 2009, 29,972,459 shares of the registrant’s common stock were outstanding.

Part I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	October 31, 2009	January 31, 2009	November 1, 2008
Assets
Current Assets
Cash and cash equivalents	$212,107	$140,472	$93,153
Accounts receivable, net of allowance of $485, $388 and $777	14,500	18,735	15,793
Merchandise inventories	144,559	114,972	142,042
Prepaid expenses	4,759	4,596	13,115
Deferred income taxes	12,672	15,108	11,815

Total current assets	388,597	293,883	275,918

Property and Equipment
Land and buildings	15,776	15,776	15,776
Leasehold improvements	226,579	213,164	210,438
Furniture, fixtures and equipment	189,903	183,775	180,777

	432,258	412,715	406,991
Less accumulated depreciation and amortization	(223,631)	(208,488)	(200,361)

	208,627	204,227	206,630
Deferred income taxes	13,918	20,850	16,309
Other assets	6,212	1,621	1,769

Total Assets	$617,354	$520,581	$500,626

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$47,409	$44,400	$59,941
Accrued liabilities	64,975	69,341	70,266
Income tax payable	3,559	102	—

Total current liabilities	115,943	113,843	130,207

Long-Term Liabilities
Lease incentives and other deferred liabilities	70,053	67,072	64,462
Unrecognized tax benefits	5,370	5,391	5,810

Total Liabilities	191,366	186,306	200,479

Commitments and Contingencies	—	—	—

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 29,992,409, 29,077,446, and 29,029,877 shares issued and outstanding at October 31, 2009, January 31, 2009, and November 1, 2008, respectively)	197,278	175,519	169,341
Retained earnings	228,902	160,178	130,694
Accumulated other comprehensive income (loss)	(192)	(1,422)	112

Total stockholders’ equity	425,988	334,275	300,147

Total Liabilities and Stockholders’ Equity	$617,354	$520,581	$500,626

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Net sales:
Retail	$265,596	$261,296	$705,836	$703,031
Play & Music	3,485	2,809	9,513	8,926

Total net sales	269,081	264,105	715,349	711,957
Cost of goods sold, including buying and occupancy expenses	(131,973)	(129,520)	(375,484)	(360,012)

Gross profit	137,108	134,585	339,865	351,945
Selling, general and administrative expenses	(80,689)	(84,377)	(229,843)	(247,269)

Operating income	56,419	50,208	110,022	104,676
Other income, net	159	152	668	849

Income before income taxes	56,578	50,360	110,690	105,525
Income tax expense	(21,823)	(19,413)	(41,966)	(41,529)

Net income	$34,755	$30,947	$68,724	$63,996

Net income per share:
Basic	$1.20	$1.10	$2.40	$2.30
Diluted	$1.15	$1.06	$2.31	$2.20

Weighted-average shares outstanding:
Basic	28,952	28,051	28,684	27,861
Diluted	30,093	29,099	29,801	29,073

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	October 31, 2009	November 1, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,724	$63,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,463	25,782
Loss on disposal/impairment of assets	1,256	394
Provision for deferred income taxes	10,511	4,555
Excess tax benefits from share-based awards	(4,084)	(6,188)
Tax benefit from exercise of stock options	4,250	6,612
Share-based compensation expense	12,793	14,363
Change in assets and liabilities:
Accounts receivable	4,245	(3,176)
Merchandise inventories	(29,207)	(22,582)
Prepaid expenses and other assets	(3,701)	(570)
Income tax payable	(73)	(8,797)
Accounts payable	2,800	7,499
Accrued liabilities	(1,017)	3,433
Lease incentives and other deferred liabilities	2,980	13,138

Net cash provided by operating activities	96,940	98,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	—	34,700
Purchases of marketable securities	—	(34,700)
Capital expenditures	(31,322)	(46,253)
Proceeds from sale of assets	—	70

Net cash used in investing activities	(31,322)	(46,183)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	6,021	8,435
Repurchases of common stock	(4,972)	(5,549)
Excess tax benefits from exercise of share-based awards	4,084	6,188

Net cash provided by financing activities	5,133	9,074

Effect of exchange rate fluctuations on cash	884	(1,510)

Net increase in cash and cash equivalents	71,635	59,840
CASH AND CASH EQUIVALENTS:
Beginning of period	140,472	33,313

End of period	$212,107	$93,153

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$4,597	$6,158

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$30,266	$38,833
Cash paid for interest	$50	$76

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

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature except as disclosed in Note 3. The Company has evaluated subsequent events through December 8, 2009, the filing date of this Form 10-Q.

The results of operations for the 39 weeks ended October 31, 2009 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 30, 2010 (“fiscal 2009”).

2. Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance on fair value measurements, which established a single authoritative definition of fair value and a framework for measuring fair value and expanded disclosure of fair value measurements for both financial and non-financial assets and liabilities. The Company adopted this guidance for financial assets and liabilities as of the beginning of fiscal 2008, as permitted, and adopted the remaining provisions of this guidance as of the beginning of fiscal 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued guidance requiring enhanced disclosures for derivative and hedging activities. The Company adopted this guidance as of the beginning of fiscal 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance requiring disclosures about the fair value of financial instruments for interim reporting periods that were previously only required for annual reporting periods. The Company adopted this guidance during the quarter ended August 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued guidance which made the FASB Accounting Standards Codification (“Codification”) the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. The Codification only changed the referencing convention of GAAP in the Company’s consolidated financial statements.

3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities measured at fair value as of October 31, 2009.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended October 31, 2009, the Company was not required to measure any significant non-financial assets and liabilities at fair value. During the 39 weeks ended October 31, 2009, the Company recorded a charge of approximately $529,000 related to the impairment of assets at under-performing stores. The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying condensed consolidated statements of income.

4. Derivative Instruments

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s United States dollar margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. As of October 31, 2009, the notional amount of these contracts was approximately $2.3 million. These contracts are treated as cash flow hedges.

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains or losses on the derivative representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the 13 and 39 weeks ended October 31, 2009, the Company reclassified approximately $274,000 and $26,000 in losses, respectively, from accumulated other comprehensive income to cost of goods sold. No amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

As of October 31, 2009, accrued liabilities included approximately $14,000 related to the Company’s hedging activities and accumulated other comprehensive income included approximately $56,000 in unrealized losses related to hedging activity. Amounts recognized in other comprehensive income are amortized to cost of goods sold over a three-month period.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

5. Share-based Compensation

Share-based compensation expense is included as a component of SG&A and consisted of the following (in thousands):

	13 weeks ended		39 weeks ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Stock options	$47	$393	$316	$1,289
Restricted stock awards and units	4,395	4,432	12,477	12,741
Employee stock purchase plan	—	114	—	333

Total	$4,442	$4,939	$12,793	$14,363

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

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(in thousands)
Weighted-average number of shares - basic	28,952	28,051	28,684	27,861
Add: effect of dilutive securities	1,141	1,048	1,117	1,212

Weighted-average number of shares - diluted	30,093	29,099	29,801	29,073

The number of share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect was immaterial for all periods presented.

7. Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, was as follows:

	13 Weeks Ended		39 Weeks Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
	(in thousands)
Net income	$34,755	$30,947	$68,724	$63,996
Other comprehensive income (loss), net of tax	179	(943)	1,230	(832)

Total comprehensive income	$34,934	$30,004	$69,954	$63,164

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	13 Weeks Ended October 31, 2009			13 Weeks Ended November 1, 2008
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$265,596	$3,485	$269,081	$261,296	$2,809	$264,105
Operating income	55,037	1,382	56,419	49,620	588	50,208
Total assets	611,702	5,652	617,354	496,515	4,111	500,626

	39 Weeks Ended October 31, 2009			39 Weeks Ended November 1, 2008
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$705,836	$9,513	$715,349	$703,031	$8,926	$711,957
Operating income	106,549	3,473	110,022	101,787	2,889	104,676
Total assets	611,702	5,652	617,354	496,515	4,111	500,626

Depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment.

Net retail sales from the Company’s Canadian operations were $11.8 million and $11.3 million for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively, and $28.0 million and $30.3 million for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively. Long-lived assets held by the Company’s Canadian operations were $4.6 million and $3.0 million as of October 31, 2009 and November 1, 2008, respectively.

9. Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. As of October 31, 2009, $58.2 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. On August 11, 2009, the Company entered into an Eleventh Amendment to Credit Agreement, dated as of July 31, 2009, to, among other things, extend the maturity date of the unsecured revolving credit facility from August 11, 2009 to September 1, 2010.

10. Share Repurchase

On November 16, 2009, the Board of Directors authorized the Company to utilize up to $40 million of its cash reserves to purchase shares of the Company’s outstanding common stock under a share repurchase program. Purchases under the share repurchase program may be made from time to time on the open market or in privately negotiated transactions. Depending on market conditions and other factors, purchases under this program may be commenced or suspended without prior notice at any time, or from time to time, through October 30, 2010. The Company plans to retire repurchased shares.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of October 31, 2009 and November 1, 2008, and the related condensed consolidated statements of income for the thirteen and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods ended October 31, 2009 and November 1, 2008. These interim financial statements are the responsibility of the Company’s management.

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

December 8, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned store openings, expected tax rates, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, increasing levels of unemployment and consumer debt, volatility in the financial markets, current economic conditions, customer reactions to new merchandise, service levels and new concepts, success in meeting delivery targets, the level of our promotional activity, our gross margin achievement, our ability to appropriately manage inventory, effects of future embargoes from countries used to source product, competitive market conditions, and the other factors described in this document and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009. When used in this document, the words “believes,” “expects,” “estimates,” “anticipates,” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK® and CRAZY 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of October 31, 2009, the Company operated a total of 951 retail stores: 630 Gymboree stores (594 in the United States, 34 in Canada and 2 in Puerto Rico), 139 Gymboree Outlet stores, 120 Janie and Jack shops, and 62 Crazy 8 stores in the United States. The Company also operates online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com, and offers directed parent-child developmental play programs at 628 franchised and company-operated centers in the United States and 28 other countries.

During the third quarter of fiscal 2009, the Company opened 6 Gymboree stores (3 in the United States and 3 in Canada), 4 Gymboree Outlet stores, and 15 Crazy 8 stores. The Company also relocated, remodeled or expanded 6 Gymboree stores.

During the remainder of fiscal 2009, the Company plans to open approximately 8 new stores consisting of 4 Gymboree stores, 1 Gymboree Outlet store, and 3 Crazy 8 stores.

The Company has not finalized its fiscal 2010 store opening plans for all brands; however, it does plan to expand the store base for its newest brand, Crazy 8, by opening a minimum of 50 stores in fiscal 2010.

Results of Operations

13 weeks ended October 31, 2009, compared to 13 weeks ended November 1, 2008

Net Sales

Net retail sales in the third quarter of fiscal 2009 increased to $265.6 million from $261.3 million in the same period last year, an increase of $4.3 million, or 1.6%. This increase was primarily due to net store and square footage growth of 78 stores and approximately 160,000 square feet, respectively. Comparable store sales for the third quarter of fiscal 2009 decreased 4% from the same period in the prior year. The decrease in comparable store sales was primarily due to the continuing difficult retail environment, which resulted in an overall decrease in average unit retail prices and units per transaction. There were 951 stores open at the end of the third quarter of fiscal 2009 compared to 873 as of the end of the same period last year.

Gymboree Play & Music net sales in the third quarter of fiscal 2009 increased to $3.5 million from $2.8 million in the same period last year primarily due to an increase in international equipment sales, revenues from the Company’s corporate-owned sites and international franchise fees. These increases were partially offset by a decrease in product sales and domestic franchise sales.

Gross Profit

Gross profit for the third quarter of fiscal 2009 increased to $137.1 million from $134.6 million in the same period last year. As a percentage of net sales, gross profit for the third quarter of fiscal 2009 and 2008 was 51.0% as improvements in merchandise margins were offset by deleveraging of occupancy costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, decreased to $80.7 million in the third quarter of fiscal 2009 from $84.4 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 30.0% for the third quarter of fiscal 2009 compared to 31.9% in the same period last year. This decrease was primarily due to lower compensation as well as a reduction in professional fees and operating supply expenses, and was partially offset by higher depreciation and marketing expenses.

Income Taxes

The Company’s effective tax rates for the third quarter of fiscal 2009 and 2008 were 38.6% and 38.5%, respectively. The Company expects its effective tax rate to be in the range of 38.0% to 38.5% for the fourth quarter of fiscal 2009. The actual fiscal 2009 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2009, and the potential resolution of tax contingencies.

Results of Operations

39 weeks ended October 31, 2009, compared to 39 weeks ended November 1, 2008

Net Sales

Net retail sales for the 39 weeks ended October 31, 2009 increased to $705.8 million from $703.0 million in the same period last year, an increase of $2.8 million, or 0.4%. The increase was primarily due to net store and square footage growth of 78 stores and approximately 160,000 square feet, respectively. Comparable store sales for the 39 weeks ended October 31, 2009 decreased 5% over the corresponding period last year. The decrease in comparable store sales was primarily due to the continuing difficult retail environment, which resulted in an overall decrease in average unit retail prices and units per transaction.

Gymboree Play & Music net sales for the 39 weeks ended October 31, 2009 increased to $9.5 million from $8.9 million in the same period last year primarily due to an increase in international equipment sales and revenues from the Company’s corporate-owned sites. These increases were partially offset by a decrease in product sales, international franchise revenue and domestic franchise sales.

Gross Profit

Gross profit for the 39 weeks ended October 31, 2009 decreased to $339.9 million from $351.9 million in the same period last year. As a percentage of net sales, gross profit for the 39 weeks ended October 31, 2009 decreased 1.9 percentage points to 47.5% from 49.4% in the same period last year. This decrease was primarily due to deleveraging of occupancy costs and lower merchandise margins.

Selling, General and Administrative Expenses

SG&A expenses decreased to $229.8 million for the 39 weeks ended October 31, 2009 from $247.3 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 32.1% for the 39 weeks ended October 31, 2009, compared to 34.7% in the same period last year. This decrease was primarily due to lower compensation and benefits costs, as well as a reduction in operating supply expenses and professional fees, and was partially offset by higher depreciation expense and an impairment charge of approximately $529,000 recognized during the second quarter of fiscal 2009.

Income Taxes

The Company’s effective tax rates for the 39 weeks ended October 31, 2009 and November 1, 2008 were 37.9% and 39.4%, respectively. This decrease was primarily due to a benefit from changes in estimated foreign taxes.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $212.1 million at October 31, 2009, an increase of $71.6 million from January 31, 2009. Working capital as of October 31, 2009 was $272.7 million compared to $180.0 million as of January 31, 2009.

Net cash provided by operating activities for the 39 weeks ended October 31, 2009 was $96.9 million compared to $98.5 million in the same period last year. This decrease was primarily due to:

•

a smaller increase in lease incentives and deferred liabilities during the 39 weeks ended October 31, 2009 compared to the same period last year, primarily due to the expiration of the Company’s original co-branded credit card agreement with a third-party bank, which provided for minimum guaranteed annual payments (the new agreement does not include such guarantees);

•

a larger increase in inventory levels during the 39 weeks ended October 31, 2009 compared to the same period last year, in part due to compliance with new consumer product safety laws, which resulted in lower inventory levels at the end of fiscal 2008 compared to the end of fiscal 2007; and

•	a smaller increase in accounts payable during the 39 weeks ended October 31, 2009 compared to the same period last year, which was due to the timing of payments.

The above factors were partially offset by:

•	lower income tax payments during the 39 weeks ended October 31, 2009 compared to the same period last year;

•

a decrease in accounts receivable during the 39 weeks ended October 31, 2009 primarily due to the timing of payments related to the Company’s co-branded credit card agreements, as well as expiration of the Company’s original co-branded credit card agreement; and

•	higher operating income.

Net cash used in investing activities for the 39 weeks ended October 31, 2009 was $31.3 million compared to $46.2 million in the same period last year. Capital expenditures during the 39 weeks ended October 31, 2009 were primarily related to the opening of 65 new stores, relocation, remodeling or expansion of 48 existing stores, information technology improvements, and continued investment in the Company’s distribution center. Capital expenditures during the 39 weeks ended November 1, 2008 were primarily related to the opening of 90 new stores, relocation, remodeling or expansion of 22 existing stores, information technology improvements, and investment in the Company’s distribution center.

Net cash provided by financing activities for the 39 weeks ended October 31, 2009 was $5.1 million compared to $9.1 million in the same period last year. This decrease was primarily due to fewer stock option exercises and lower excess tax benefits related to share-based awards. Financing activities for the 39 weeks ended October 31, 2009 and November 1, 2008 included $5.0 million and $5.5 million, respectively, in stock repurchases, primarily reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period. Employees satisfy their minimum statutory tax requirements through a net settlement feature whereby restricted stock awards and units are sold on their vest date to cover tax obligations.

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of October 31, 2009, the Company was in compliance with these covenants. As of October 31, 2009, $58.2 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 39 weeks ended October 31, 2009 was $74.3 million. On August 11, 2009, the Company entered into an Eleventh Amendment to Credit Agreement, dated as of July 31, 2009, to, among other things, extend the maturity date of the unsecured revolving credit facility from August 11, 2009 to September 1, 2010.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Gain (Loss)	Weighted Average Rate
	(in thousands, except weighted average rate data)
October 31, 2009	$2,337	$(14)	$0.92
January 31, 2009	$3,367	$(163)	$0.81
November 1, 2008	$2,362	$431	$0.82

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the third quarter of fiscal 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

THE GYMBOREE CORPORATION (Registrant)

December 8, 2009	By:	/s/ BLAIR W. LAMBERT
Date		Blair W. Lambert Chief Operating Officer and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit Number	Description

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Blair W. Lambert Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Blair W. Lambert Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.