Form 10-K
period 2010-01-30
GYMBOREE CORP
filed 2010-03-30
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JANUARY 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of August 1, 2009, was approximately $1,124,000,000 based upon the last sales price reported for such date on The NASDAQ Stock Market LLC.

As of February 27, 2010, 29,454,035 shares of the registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 8, 2010 (hereinafter referred to as the “Proxy Statement”) are incorporated by reference into Part III.

THE GYMBOREE CORPORATION

FORWARD LOOKING STATEMENTS

The discussion in this Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and our actual results could differ materially from results that may be anticipated by such forward-looking statements. Certain risks and uncertainties that could cause our actual results to differ significantly from management’s expectations are described in Item 1A, “Risk Factors.” That section, along with other sections of this Annual Report, describes some, but not all, of the factors that could cause actual results to differ significantly from management’s expectations. When used in this document, the words “believes,” “expects,” “estimates” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

PART 1

ITEM 1.	BUSINESS

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK® and Crazy 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. The Company operates retail stores in the United States, Canada and Puerto Rico, primarily in regional shopping malls and in selected suburban and urban locations. All references to “we,” “our,” “us” and the “Company” in this Annual Report mean The Gymboree Corporation and its subsidiaries.

GENERAL

Management’s vision is to reach every mom in America and moms around the world with a branded assortment of wholesome age-appropriate products made for children. In achieving this vision, the Company has developed three brands: Gymboree, Janie and Jack and Crazy 8, along with the original Company brand, Gymboree Play and Music. As of January 30, 2010, the Company conducted its business through five primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, Crazy 8, and Gymboree Play & Music.

Gymboree: Gymboree stores offer high-quality, fashionable, child-appropriate apparel and accessories characterized by mix and match colors, patterns and whimsical graphics, complex embellishments, comfort, functionality, and durability for children sizes newborn through 12. As of January 30, 2010, the Company operated 629 Gymboree stores, including 593 stores in the United States, 34 stores in Canada and two stores in Puerto Rico, as well as an online store at www.gymboree.com.

Gymboree Outlet: Gymboree Outlet stores provide high-quality mix and match children’s apparel and accessories in the same size ranges as traditional Gymboree stores but at outlet prices. The majority of our Gymboree Outlet product is developed and manufactured exclusively for the Gymboree Outlet stores. As of January 30, 2010, the Company operated 139 Gymboree Outlet stores in the United States and one store in Puerto Rico.

Janie and Jack: Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls sizes newborn through 8. Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks. Shops have a European style reminiscent of a small boutique in Paris. As of January 30, 2010, the Company operated 119 Janie and Jack shops in the United States, as well as an online shop at www.janieandjack.com.

Crazy 8: Crazy 8 stores provide wholesome age-appropriate fashion at price points approximately 25% to 30% lower than Gymboree. Through merchandise design, product presentation, store environment, customer service and packaging, Crazy 8 stores reflect an upscale store experience at value prices. Crazy 8 apparel is offered in sizes newborn through 14 and addresses a broader demographic customer base than Gymboree. The product assortment is a balanced offering of boy and girl product. As of January 30, 2010, the Company operated 65 Crazy 8 stores in the United States, as well as an online store at www.crazy8.com.

Gymboree Play & Music: Gymboree Play & Music offers children ages newborn to 5 years the opportunity to explore, learn and play in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts, as well as birthday parties and developmental toys, books and music. As of January 30, 2010, Gymboree Play & Music programs were offered at 8 Company-operated play centers (3 in California, 4 in Florida and 1 in Arizona) and 642 franchisee-operated play centers, of which approximately 36% are located in the United States, and the remaining 64% are located in 30 other countries.

Gymboree was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992.

RETAIL STORES

As of January 30, 2010, the Company operated a total of 953 retail stores, including 916 stores in the United States (593 Gymboree stores, 139 Gymboree Outlet stores, 119 Janie and Jack shops, and 65 Crazy 8 stores), 34 Gymboree stores in Canada, 2 Gymboree stores in Puerto Rico, and 1 Gymboree Outlet store in Puerto Rico. The Company also operates 3 online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com.

In fiscal 2009, the Company opened 72 stores, including 18 Gymboree stores, 22 Gymboree Outlet stores, 5 Janie and Jack shops, and 27 Crazy 8 stores. The Company also relocated or remodeled 50 Gymboree stores and closed 4 Gymboree stores and 1 Janie and Jack shop. During fiscal 2010, the Company plans to open approximately 100 to 125 new stores, including 10 Gymboree stores (including 2 stores in Australia), 10 Gymboree Outlet stores, 5 Janie and Jack shops, and 75 to 100 Crazy 8 stores, and plans to remodel, relocate or expand approximately 43 Gymboree stores. In addition, in fiscal 2010, pursuant to a franchise agreement with the Company, an unaffiliated third party plans to open several Gymboree stores in the Middle East.

The Company’s online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com offer the entire Gymboree, Janie and Jack and Crazy 8 product offering, respectively. The Company fully integrates its online stores with its retail stores by offering the same products, pricing and promotions. The Company also has a “Save the Sale” policy, whereby retail stores order merchandise for customers from the online stores. In addition, customers are allowed to return merchandise purchased online at traditional retail stores and vice versa.

SUPPLIERS

The majority of our apparel is manufactured to our specifications by approximately 220 independent manufacturers located primarily in Asia (principally China (36%), Indonesia (20%), India (11%) and Thailand (9%)). The Company purchases all products in U.S. dollars. One buying agent manages approximately 90% of our inventory purchases. We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. Our factories undergo annual audits for social accountability by an independent third party. In addition, all products undergo a quality audit performed by independent third parties.

SEASONALITY AND COMPETITION

The Company’s operations are seasonal in nature, with sales from our retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2009, 2008 and 2007, the fourth quarter accounted for approximately 30% of our net sales from retail operations.

The Company’s Gymboree, Gymboree Outlet, Janie and Jack, and Crazy 8 brands compete on a national level with BabyGap and GapKids (divisions of Gap Inc.), certain leading department stores operating in malls, outlet centers or street locations, certain discount retail chains such as Old Navy (a division of Gap Inc.), The Children’s Place, Wal-Mart, Target and Carter’s, as well as with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order, over the Internet or through outlet malls. The principal factors affecting competition for retail sales are product design, product quality, brand image, customer service and pricing. Our goal is to provide our customers with high-quality apparel at a price that reflects excellent value. We design and produce our apparel exclusively for sale at our retail and online stores.

TRADEMARKS AND SERVICE MARKS

In the United States, the Company is the owner of the trademarks and service marks “GYMBOREE,” “JANIE AND JACK,” “CRAZY 8” and “GYMBOREE PLAY & MUSIC,” and the trademarks “GYMBO” and “GYMBUCKS.” These marks and certain other of our marks are registered with the United States Patent and Trademark Office. The mark “GYMBOREE” is also registered, or is the subject of pending applications, in approximately 92 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. Our rights in the “GYMBOREE,” “JANIE AND JACK” and “CRAZY 8” marks and other marks are a significant part of our business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other material challenges to our right to use the “GYMBOREE,” “JANIE AND JACK” and “CRAZY 8” marks in the United States.

The Company uses a number of other trademarks, certain of which have been registered with the United States Patent and Trademark Office and in certain foreign countries. We believe that our registered and common-law trademarks have significant value and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

TEAM MEMBERS

As of January 30, 2010, the Company had approximately 12,400 full-time and part-time employees or 4,900 full-time equivalents. In addition, a significant number of seasonal employees are hired during each holiday selling season. None of the Company’s employees are represented by a labor union.

SEGMENT AND INTERNATIONAL FINANCIAL INFORMATION

Financial information for the Company’s two reportable segments, retail stores and Gymboree Play & Music, and for its Canadian subsidiary for each of the three fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 is contained in Note 8 to the consolidated financial statements.

Less than 5% of the Company’s revenues were derived from outside the United States, and less than 3% of the Company’s long-lived assets were located outside the United States in fiscal 2009, 2008 and 2007.

AVAILABLE INFORMATION

The Company makes available on its website at www.gymboree.com, under “Our Company—Financial Resources & SEC filings,” free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such documents as soon as reasonably practicable after the

Company electronically files or furnishes such materials to the U.S. Securities and Exchange Commission (“SEC”). The Company also makes available under “Our Company—Corporate Governance,” its code of ethics as well as other documents and materials relating to corporate governance.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding our executive officers as of March 29, 2010:

Matthew K. McCauley	37	Chief Executive Officer and Chairman of the Board
Blair W. Lambert	52	Chief Operating Officer
Kip M. Garcia	59	President
Marina Armstrong	47	Senior Vice President, Human Resources and Play & Music, and Secretary
Jeffrey P. Harris	47	Chief Financial Officer
Lynda G. Gustafson	45	Vice President, Corporate Controller

Matthew K. McCauley has served as our Chief Executive Officer since January 2006 and Chairman of the Board since July 2006. Mr. McCauley joined The Gymboree Corporation in July 2001 as Director of Allocation and was named Vice President of Planning and Allocation in 2003, Senior Vice President and General Manager in February 2005, President in June 2005, Chief Executive Officer in January 2006, and Chairman of the Board in July 2006. Mr. McCauley has been on our Board of Directors since October 2005. Prior to joining The Gymboree Corporation, Mr. McCauley served in a variety of positions at Gap Inc., a clothing retailer, including Planning Manager from 2000 to 2001 and Manager of Business Solutions in 2001.

Blair W. Lambert has served as our Chief Operating Officer since January 2005 and has been on our Board of Directors since June 2003. Mr. Lambert also served as our Chief Financial Officer from January 2005 to January 2010. In August 2003, Mr. Lambert joined Illuminations.com, Inc., a candle and home decorating retailer, as the Chief Financial Officer. He was named to the Illuminations.com, Inc. Board of Directors in October 2003. Mr. Lambert has been a vineyard owner since October 2001 and, prior to becoming an officer of Illuminations.com, was a private consultant for specialty retail companies. Mr. Lambert served as the Chief Financial Officer of bebe stores, inc., a clothing retailer, from June 1996 through October 2001. From 1988 to 1996, Mr. Lambert was employed by Esprit de Corp., a wholesaler and retailer of junior and children’s apparel, footwear and accessories, most recently serving as Corporate Vice President of Finance. Mr. Lambert is an inactive Certified Public Accountant.

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

Jeffrey P. Harris joined The Gymboree Corporation as Vice President, Finance in July 2005 and was promoted to Chief Financial Officer in February 2010. In 2004, Mr. Harris served as Vice President of Finance for CBS MarketWatch, a leading multimedia source of financial news and information, until its sale to Dow Jones in 2005. From 2001 to 2004, he was employed at Lucasfilm in the capacity of Corporate Controller. Prior to that time, Mr. Harris worked in the Consumer Products division of The Walt Disney Company, an entertainment company, as Controller and Director of Finance for its Art and Collectibles division. He also spent over seven years working in various finance and audit roles for the Tribune Company based in Chicago, Illinois. Mr. Harris is an inactive Certified Public Accountant.

Lynda G. Gustafson has served as our Vice President, Corporate Controller since February 2005. Ms. Gustafson joined The Gymboree Corporation in August 2001 as the Corporate Controller and was promoted to Vice President, Corporate Controller in February 2005. Ms. Gustafson was a business consultant for various companies from September 2000 to July 2001. From November 1993 to August 2000, Ms. Gustafson was at US Home & Garden, Inc., a manufacturer and distributor of lawn and garden products, and was the Vice President, Finance and Principal Accounting Officer when she departed. Ms. Gustafson is a Certified Public Accountant.

ITEM 1A.	RISK FACTORS

The recent global economic downturn may continue to harm our business.

The recent global economic downturn has caused disruptions and volatility in global financial markets, economic uncertainty, high unemployment levels, high consumer debt levels, limited availability of credit to customers, and declining consumer and business confidence, which has led to decreased levels of consumer spending. These macroeconomic developments have and could continue to negatively impact our business, which depends on the general economic environment and levels of consumer spending in the United States and other parts of the world. Consumer spending may not return to normal levels for an extended period of time. As a result, we may not be able to maintain or increase our sales, open and operate new stores, or maintain or improve our earnings. To the extent that the recovery of the global economy is inhibited, and economic conditions such as unemployment levels and consumer spending do not return to pre-recession levels, our operating results, financial condition, and cash flows will be materially and adversely affected.

Further, we work with a large number of small vendors some of whom have been or may be significantly impacted by the economic downturn. If a number of these vendors fail, the delays and costs that we would likely incur in replacing them and in finding replacement goods and services could have a material adverse effect on our business, financial condition and operating results.

We may not be able to continue our current level of sales and earnings, which could cause the market price for our common stock to decline.

In recent years we realized substantial growth in both sales and earnings, including growth during the recent economic downturn. We do not expect such growth, if any, to continue at these historical rates. Many factors have affected, and will continue to affect, our performance. We expect that future increases in net sales and net income, if any, will be dependent on our ability, among other factors, to expand our newer growth concept, Crazy 8, and improve its financial performance; to expand all of our retail concepts internationally; to generate more sales to existing customers in the core Gymboree division through growth of the Boy department business; and to attract new customers and increase sales to existing customers by leveraging the Company’s loyalty program, direct mail campaigns and other marketing efforts. Other factors that could impact our sales and earnings growth are discussed in this section. Any decline in our sales or earnings could have a material adverse effect on the market price of our common stock.

Our comparable store sales fluctuate over time, which may cause the market price of our common stock to decline.

Our comparable store sales have fluctuated in the past and are expected to fluctuate in the future. Our comparable store sales are affected by a number of factors, including economic conditions, our merchandise assortment, inventory levels, weather conditions, timing of our promotional offerings, competition, regulatory changes, and the overall retail environment. The investment community often tracks comparable store sales, therefore a decline or significant fluctuation in comparable store sales, or a failure to meet investor expectations of comparable store sales, could materially affect the market price of our common stock.

Our business may be negatively impacted by consumer product safety laws, regulations or related legal actions.

Our products are subject to consumer product safety laws, as well as regulations and standards with respect to product quality and safety set by various governmental authorities, including the Consumer Product Safety Commission. New consumer product safety laws or changes to existing laws and regulations may make certain products unsalable or require us to incur significant compliance costs, which could have a material adverse effect on our earnings and stock price. One such new law is the Consumer Product Safety Improvement Act of 2008, which imposes significant requirements relating to the presence of lead and other substances in apparel and accessories, as well as enhances the penalties for noncompliance. Our inability, or that of our vendors or manufacturers, to comply on a timely basis with such laws and regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and earnings.

Although we currently test products sold in our stores and at our Gymboree Play & Music sites, we have in the past and may in the future need to recall products that we later determine may present safety issues. If we or the Consumer Product Safety Commission recall a product sold in our stores, we could experience negative publicity and product liability lawsuits, which could have a material adverse effect on our reputation, financial position and earnings.

Our results may be adversely affected by our failure to anticipate and respond to changes in fashion trends and consumer preferences in a timely manner.

Our sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and fashion trends and upon the appeal of our products. Further, current economic conditions and levels of discretionary spending also affect fashion trends and preferences. We may not be able to anticipate, gauge, and respond effectively to changes in fashion trends, and the demand for our apparel or accessories may decline as a result. In addition, since much of our inventory is sourced from vendors located outside the United States, we usually must order merchandise, and enter into contracts for the purchase and manufacture of such merchandise, up to nine months in advance of the applicable selling season and frequently before trends are known. A decline in demand for our apparel and accessories or a misjudgment of fashion trends could, among other things, lead to lower sales, excess inventories and higher markdowns, each of which could have a material adverse effect on our business, financial condition and operating results.

Our newer concepts and businesses require a substantial commitment of resources and are not certain of ultimate success.

Our ongoing efforts to develop, launch and grow new divisions, businesses and brands, such as Crazy 8, require significant capital expenditures and management attention. Our commitment of management resources and capital to a new concept means that those resources and capital are unavailable for our other activities and operations.

Our decision to launch or expand a new business is based on our assessment that a significant opportunity exists in the marketplace. Our ability to successfully launch or expand a new business depends in part on our ability to appropriately identify, develop and effectively execute our strategies and initiatives. Failure to do so effectively may lead to increased costs and lower sales, each of which could have a material adverse effect on our operating results.

We have opened new businesses in the past that were ultimately unsuccessful, such as the Janeville division, which we opened in fiscal 2004 and closed in fiscal 2006. There can be no assurance that new business concepts will be successful, and our incurrence of expenses in the launch of new business concepts that do not ultimately succeed could have a material adverse effect on our operating results. In addition, new business concepts may cannibalize existing business concepts. If such cannibalization is significant, it could have a material adverse effect on our operating results.

Competition and the strength of our competitors may impair our ability to maintain or grow our sales and adversely affect our operating results.

The apparel segment of the specialty retail industry is highly competitive. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our Gymboree, Gymboree Outlet, Janie and Jack, and Crazy 8 brands compete on a national level with BabyGap and GapKids (divisions of Gap Inc.), certain leading department stores operating in malls, outlet centers or street locations, certain discount retail chains such as Old Navy (a division of Gap Inc.), The Children’s Place, Wal-Mart, Target and Carter’s, as well as a wide variety of local and regional specialty stores, certain other retail chains, and children’s retailers that sell their products by mail order, online or through outlet malls. Many of these competitors are larger than us and have substantially greater financial, marketing and other resources. Increased competition may reduce sales and gross margins, and increase operating expenses, each of which could have a material adverse effect on our operating results.

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

Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional United States quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and operating results. If the United States government imposes any such charges or restrictions, our supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results. Unforeseen delays in customs clearance of any goods could have a material adverse effect on our ability to deliver complete shipments to our stores in a timely manner, which in turn could have a material adverse effect on our business and operating results.

Because we purchase our products abroad, our business is sensitive to risks associated with international business.

Our products are currently manufactured to our specifications by independent factories located primarily in Asia. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions such as epidemics, natural disasters, wars, acts of terrorism, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. We cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to deliver products into our stores in a timely manner. If even a small portion of our current foreign manufacturing sources or textile mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position.

In addition, we are currently pursuing strategies to reduce product costs. These strategies may result in sourcing product from factories from which we have not previously purchased products and which may be in countries in which we have not done business before. Further, labor costs and commodity costs (such as cotton) are currently increasing in some of the countries where our products are manufactured. Increased labor and commodity costs, together with the volatility in fuel prices and foreign exchange rates, may impact our ability to reduce product costs.

We are dependent on one facility for distribution of product to all of our stores.

We handle merchandise distribution for all of our stores from a single facility in Dixon, California. Any significant interruption in the operation of this distribution facility due to natural disasters, accidents, system failures or other unforeseen causes could delay or impair our ability to distribute merchandise to our stores, which could cause sales to decline and have a material adverse effect on our earnings and financial position.

In addition, we use an automated unit sortation system to manage the order processing for all of our direct-to-consumer businesses. In the event that this single unit sortation system becomes inoperable for any reason, we would not be able to ship all direct-to-consumer orders in the timely manner that our customers expect. As a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact sales and profitability.

We may be subject to negative publicity or be sued if our manufacturers violate labor laws or engage in practices that our customers believe are unethical.

We require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business and labor practices. We also rely on an independent third party to audit our factories on an annual basis. If an independent manufacturer violates or is suspected of violating labor laws or other applicable regulations, or if a manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States and the other countries in which we operate, we could in turn experience negative publicity or be sued. Negative publicity or legal actions regarding our manufacturers or the production of our products could have a material adverse effect on our reputation, sales, business, financial position and operating results.

The loss of a key buying agent could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

One buying agent manages approximately 90% of our inventory purchases. Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory, which could result in a material adverse effect on our business and operating results.

We are dependent on third parties for critical business functions, and their failure to provide services to us could have a material adverse effect on our business and operating results.

We rely on third parties for critical functions involving credit card processing and store communications. These third parties may experience financial difficulties and unforeseen business disruptions that could adversely affect their ability to perform their contractual obligations to us, including their obligations to comply with Payment Card Industry (“PCI”) data security standards. Any such failure to provide services to us or to comply with PCI security requirements could impact our internal communications systems, including our ability to accept payment cards, which could have an adverse impact on business operations and lead to lower sales. Although we believe that other vendors could be identified and retained to provide these services, a change in vendors would take time and could result in a material adverse effect on our business and operating results.

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

Despite our considerable efforts and technology to secure our computer network, security could be compromised, confidential information, such as customer credit card numbers, could be misappropriated, or system disruptions could occur. These events could lead to adverse publicity or loss of sales and could cause us to incur significant costs to reimburse third parties for damages which could adversely impact profits. We believe that we are currently compliant with PCI data security standards, which require annual audits by independent qualified security assessors to assess compliance. Failure to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment cards. There can be no assurance that we will be able to continue to satisfy PCI security standards. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI’s fee structure and operational requirements without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.

Our ability to successfully implement significant information technology systems is critical to our business.

We plan to continue to upgrade our information technology infrastructure. Such technology systems changes are complex and could cause disruptions that may adversely affect our business. While management strives to ensure the orderly implementation of various information technology systems, we may not be able to successfully execute these changes without potentially incurring a significant disruption to our business. Even if we are successful with implementation, we may not achieve the expected benefits from these initiatives, despite having expended significant capital. We may also determine that additional investment is required to bring our systems to their desired state; this could result in a significant additional investment of time and money and increased implementation risk. Furthermore, we intend to rely on third parties to fulfill contractual obligations related to some of these system upgrades. Failure of these third parties to fulfill their contractual obligations could lead to significant expenses or losses due to a disruption in business operations.

Our operating and financial performance in any given period might not meet the guidance that we have provided to the public.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance gives investors and analysts a better understanding of management’s expectations for the future, and is useful to our shareholders and potential shareholders, such guidance is comprised of forward-looking statements that are subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not be accurate, particularly in periods of economic disruption such as the recent global economic downturn. If in the future our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock could significantly decline. Further, frequent changes in guidance could increase the volatility of our stock price.

We must timely and effectively deliver merchandise to our stores and customers.

We cannot control all of the various factors that might affect our fulfillment rates for online sales and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments to and from stores and reliable data regarding the timing of those shipments. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to online customers. Labor disputes, union organizing activity, inclement weather, natural disasters and acts of terrorism could affect those carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and sales.

Our online businesses face distinct operating risks.

The successful operation of our online businesses depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, human error, changes in programming, natural disasters or adverse weather conditions. Our online businesses are generally vulnerable to additional risks and uncertainties associated with the Internet, including changes in required technology and other technical failures, as well as changes in applicable federal and state regulation, security breaches, and consumer privacy concerns. Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands.

Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands.

We have entered into a franchise agreement with an unaffiliated third party to operate stores in certain countries in the Middle East. Under this agreement, third parties will operate stores that sell apparel, purchased from us, under the Gymboree name. We have no experience managing an apparel retail franchise relationship and this arrangement may not be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our efforts to expand internationally. The effect of these arrangements on our business and operating results is uncertain and will depend upon various factors, including the demand for our products in new markets and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our Gymboree brand identity and customer experience standards, the value of our Gymboree brand could be impaired. A failure to protect the value of our Gymboree brand or any other harmful acts or omissions by a franchisee could have an adverse effect on our operating results and our reputation.

Our efforts to expand internationally through wholly owned operations may not be successful.

We currently operate retail stores in the United States, Canada and Puerto Rico. In addition to our international expansion through franchising and similar arrangements, we also plan for direct international expansion in the future, starting with the opening of two Gymboree retail stores in Australia in fiscal 2010. We have no experience operating retail stores in Australia. In addition, we operated retail stores in the United Kingdom and Ireland in the past, which were ultimately unsuccessful, and we may not be successful executing our international expansion strategy through wholly owned operations. Our success will depend on our ability to, among other factors, secure leases for retail spaces with demographic characteristics consistent with our customer base, hire qualified personnel, and tailor our marketing messages and product to reflect the customs of the countries in which we intend to operate. Failure to successfully expand internationally through wholly owned operations could have a significant impact on our growth rate, which could materially affect the market price for our common stock.

Our growth would be hampered if we are unable to locate new stores and relocate existing stores in appropriate retail venues and shopping areas.

Our stores must be located in appropriate retail spaces in areas with demographic characteristics consistent with our customer base. These locations tend to be limited to malls and similar venues where the market for available space has historically been very competitive. The location of acceptable store sites and the negotiation of acceptable lease arrangements require considerable time, effort and expense. Our ability to lease desirable retail space for expansion and relocation of stores, and to renew our existing store leases, on favorable economic terms is essential to our revenue and earnings growth. Approximately 70, 60 and 70 store leases will come up for renewal during fiscal 2010, 2011 and 2012, respectively. We are also in the process of negotiating lease terms for approximately 70 stores, which are currently operating under month-to-month terms. There can be no assurance that we will be able to achieve our store expansion goals, effectively manage our growth, successfully integrate the planned new stores into our operations, or profitably operate our new and remodeled stores. Failure to obtain and renew leases for a sufficient number of stores on acceptable terms would have a material adverse effect on our revenues and operating results.

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

We are subject to income taxes in substantially all tax jurisdictions in the United States, Canada and Puerto Rico. We record tax expense based on our estimates of future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

We are also subject to sales and use taxes, as well as other local taxes, in substantially all tax jurisdictions in the United States, Canada and Puerto Rico. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may adversely impact the ultimate settlement of these tax positions and our financial results.

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

Historically, a significant portion of our retail sales have been realized during the holiday season in November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. For example, the nature and pace of the recovery from the recent global economic downturn may have unanticipated effects on consumer spending patterns. Such circumstances could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plan for, in particular, the third or fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year in which sales are less concentrated. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

Our growth would be hampered if we are unable to successfully open new stores.

We plan to open approximately 100 to 125 new stores in fiscal 2010, including 2 Gymboree stores in Australia. Our growth depends in large part on our ability to successfully open new stores in both the United States and abroad, which in turn is dependent on a number of factors, including our ability to hire and train skilled store operating and management teams, secure appropriate retail space, and complete construction within planned timelines and budgets. There can be no assurance that we will successfully open the number of stores planned for fiscal 2010, and the resulting impact on our growth rate could materially affect the market price for our common stock.

Our performance is dependent on customer traffic in shopping malls.

We are dependent upon the continued popularity of malls as a shopping destination, and the ability of shopping mall anchor tenants and other attractions to generate customer traffic. A sluggish recovery of the United States economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic, each of which would adversely affect our growth, sales, and profitability. Further, any terrorist act, natural disaster, or public health concern, including infectious diseases, that decreases the level of mall traffic or other shopping traffic, or that affects our ability to open and operate stores in affected areas, could have a material adverse effect on our business.

In addition, we lease a large number of our stores in malls owned and operated by highly leveraged real estate development companies. The inability of any one of these companies to refinance its debt when it comes due could result in mall closures or in foreclosures and distress sales of the mall properties. The closure of a mall or a change of ownership that results in changes or disruptions in mall operations, changes in tenant mix or otherwise impacts the character of the mall could affect our stores in those malls and could in turn have a material adverse effect on our business, financial condition and operating results.

We may acquire businesses in the future to support long-term growth. We have no experience acquiring and integrating businesses into our organization and we may not be successful.

We regularly evaluate businesses as potential acquisition targets to support our long-term growth. The Company has not acquired businesses in the past and has no experience acquiring, integrating and growing existing businesses. The acquisition of a business would divert management’s attention from our existing brands and operations, require significant operational support, and increase demands on systems and staffing. All of these effects could negatively impact our existing business. In addition, the acquisition and integration of an acquired business could result in significant additional costs that could negatively impact our working capital position, cash flow, operating results and stock price.

Currency exchange rate fluctuations may adversely affect our business and operating results.

There has been significant volatility in the value of the United States dollar against other foreign currencies in the recent past. While our business is primarily conducted in United States dollars, we purchase substantially all of our products overseas (primarily from China, Indonesia, India and Thailand). Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our apparel by making their purchases of raw materials more expensive and more difficult to finance. Such fluctuations could have a material adverse effect on our business and earnings as a result.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company leases approximately 162,400 square feet of office space in a building in San Francisco, California, for its corporate offices. The lease expires on April 14, 2018.

The Company owns a 444,000 square-foot distribution center on approximately 31 acres in Dixon, California. All products are distributed from this facility.

As of January 30, 2010, the Company’s 953 stores included an aggregate of approximately 1,879,000 square feet of space. Store leases typically have 10-year terms and include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require the Company to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 70, 60 and 70 store leases will come up for renewal during fiscal 2010, 2011 and 2012, respectively. The Company is also in the process of negotiating lease terms for approximately 70 stores currently operating under month-to-month terms. As of January 30, 2010, the Company also operated eight Gymboree Play & Music corporate-owned sites in California, Florida and Arizona under leases that expire between fiscal 2010 and fiscal 2014. See Note 2 to consolidated financial statements.

ITEM 3.	LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Gymboree Corporation’s common stock is traded on The Nasdaq Stock Market LLC under the symbol “GYMB.” The following table sets forth the quarterly high and low sale prices per share of our common stock over the last two fiscal years, as reported on The Nasdaq Stock Market LLC.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
First Quarter	$35.25	$14.02	$45.20	$35.29
Second Quarter	40.06	31.71	47.69	33.32
Third Quarter	52.31	39.00	41.79	21.33
Fourth Quarter	45.81	38.47	28.41	16.48

As of February 27, 2010, the number of holders of record of the Company’s common stock totaled approximately 665. The Company has never declared or paid cash dividends on its common stock and anticipates that all future earnings will be retained for development of its business or stock repurchases. The payment of any future dividends will be at the discretion of the Company’s Board of Directors and will depend upon, among other things, future earnings, capital requirements, our financial position and general business conditions. The Company is currently restricted from paying dividends under the terms of its existing credit facility. This credit facility also limits stock repurchases.

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

Stock repurchases for the quarter ended January 30, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (November 1—November 28)	19,950	$40.02	19,950	$39,202,000
Month #2 (November 29—January 2)	344,900	$41.13	344,900	$25,016,000
Month #3 (January 3—January 30)	262,306	$43.34	262,306	$13,648,000

Total	627,156	$42.02	627,156	$13,648,000

The following graph compares the cumulative five-year total return to shareholders on The Gymboree Corporation’s common stock relative to the cumulative total returns of the NASDAQ Composite index and a peer group of 58 companies contained in SIC Codes 5600-5699. The graph assumes that the value of the investment in the Company’s common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on January 29, 2005 and tracks it through January 30, 2010.

	1/29/05	1/28/06	2/3/07	2/2/08	1/31/09	1/30/10
The Gymboree Corporation	100.00	198.01	360.00	309.24	195.22	310.84
NASDAQ Composite	100.00	111.69	122.94	117.70	72.63	105.78
SIC Code 5600-5699 - Retail Apparel Etc.	100.00	116.22	133.91	101.41	48.83	97.17

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The 58 companies included in SIC Code 5600-5699—Retail Apparel Etc. are: Abercrombie & Fitch Company, Aeropostale, Inc., American Eagle Outfitters, Inc., Ann Taylor Stores Corp., Bakers Footwear Group, Inc., Bluefly, Inc., Brown Shoe Company, Inc., Cache, Inc., Carter’s, Inc., Casual Male Retail Group, Inc., Charming Shoppes, Inc., Chico’s FAS, Inc., Christopher & Banks Corp., Citi Trends, Inc., Collective Brands, Inc., Delia*s, Inc., Destination Maternity Corp., Dover Saddlery, Inc., DSW, Inc., Ecoblu Products, Inc., Eddie Bauer Holdings, Inc., Foot Locker, Inc., Footstar, Inc., Genesco, Inc., Hartmarx Corp., Hot Topic, Inc., J. Crew Group, Inc., Jo-Ann Stores, Inc., Kuhlman Company, Inc., Limited Brands, Inc., MediaG3, Inc., Mexus Gold US, New York & Company, Inc., Nordstrom, Inc., One Price Clothing Stores, Ovale Group, Inc., Pacific Sunwear of California, Inc., Prevu, Inc., Ross Stores, Inc., Rue21 Incorporated, Seaway Valley Capital Corp., Shoe Carnival, Inc., Shoe Pavilion, Inc., Stage Stores, Inc., Stein Mart, Inc., Syms Corp., The Buckle, Inc., The Cato Corp., The Children’s Place Retail Stores, Inc., The Dress Barn, Inc., The Finish Line, Inc., The Gap Inc., The Gymboree Corporation, The Men’s Wearhouse, Inc., Talbots, Inc., The Walking Company Holdings, Inc., The Wet Seal, Inc. and Zumiez, Inc.

Source: Research Data Group, Inc.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data has been derived from the Consolidated Financial Statements of the Company. The Company’s United Kingdom and Ireland (collectively “Europe”) operations and its Janeville division have been presented as discontinued operations in the accompanying financial statements for fiscal years 2005 and 2006. Results of the Europe and Janeville operations in fiscal 2007, fiscal 2008 and fiscal 2009 are insignificant and are included in continuing operations. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	Fiscal Year (number of weeks)
	2009 (52)	2008 (52)	2007 (52)	2006 (53)	2005 (52)
(In thousands, except operating data and per share amounts)
Statement of Operations Data:
Net sales:
Retail (1)	$1,001,527	$987,859	$909,410	$781,172	$656,546
Play & Music	13,384	12,819	11,404	10,466	10,946

Total net sales	1,014,911	1,000,678	920,814	791,638	667,492
Cost of goods sold, including buying and occupancy expenses	(535,005)	(524,477)	(478,020)	(407,180)	(372,158)

Gross profit	479,906	476,201	442,794	384,458	295,334
Selling, general and administrative expenses	(316,268)	(327,893)	(312,549)	(278,294)	(233,481)

Operating income	163,638	148,308	130,245	106,164	61,853
Interest income	728	1,690	2,609	5,314	2,221
Interest expense	(243)	(208)	(179)	(232)	(340)
Other income (expense), net	610	(151)	769	1,560	(75)

Income from continuing operations, before income tax	164,733	149,639	133,444	112,806	63,659
Income tax expense	(62,814)	(56,159)	(53,113)	(41,655)	(25,460)

Income from continuing operations, net of income tax	101,919	93,480	80,331	71,151	38,199
Loss from discontinued operations, net of income tax	—	—	—	(10,901)	(4,515)

Net income	$101,919	$93,480	$80,331	$60,250	$33,684

Basic income per share:
Income from continuing operations, net of income tax	$3.55	$3.35	$2.79	$2.25	$1.21
Loss from discontinued operations, net of income tax	—	—	—	(0.34)	(0.14)

Net income	$3.55	$3.35	$2.79	$1.90	$1.07

Diluted income per share:
Income from continuing operations, net of income tax	$3.41	$3.21	$2.67	$2.15	$1.19
Loss from discontinued operations, net of income tax	—	—	—	(0.33)	(0.14)

Net income	$3.41	$3.21	$2.67	$1.82	$1.05

Basic weighted-average shares outstanding	28,679	27,919	28,797	31,647	31,485
Diluted weighted-average shares outstanding	29,855	29,154	30,033	33,099	32,178

Operating Data:
Number of stores at end of period	953	886	786	698	642
Net sales per gross square foot at period-end (2)	$529	$564	$595	$592	$549
Net sales per average store (3)	$1,043,000	$1,105,000	$1,146,000	$1,111,000	$1,018,000
Comparable store net sales increase (decrease) (4)	(4%)	0%	7%	12%	9%

Balance Sheet Data:
Working capital	$287,348	$180,040	$58,038	$161,710	$179,045
Total assets	636,130	520,581	397,184	454,208	424,778
Stockholders’ equity	438,753	334,275	208,295	275,727	275,077

Notes:

(1)	Net retail sales include revenues from the Company’s retail stores, online stores and the Gymboree Visa program.
(2)	Equals revenues from the Company’s retail stores and online stores, divided by total square feet of store space as of each fiscal year end.
(3)	Equals revenues from the Company’s retail stores and online stores, divided by stores open as of each fiscal year end.
(4)	A comparable store is one that has been open for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable stores net sales include net sales from the Company’s online stores. Comparable stores net sales were calculated on a 52-week basis for all periods presented.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK®, and CRAZY 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of January 30, 2010, the Company had 953 stores, including 916 stores in the United States (593 Gymboree stores, 139 Gymboree Outlet stores, 119 Janie and Jack shops, and 65 Crazy 8 stores), 34 Gymboree stores in Canada, 2 Gymboree stores in Puerto Rico, and 1 Gymboree Outlet store in Puerto Rico. The Company also operates 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com.

The Company’s net sales for fiscal 2009 and 2008 remained flat at approximately $1.0 billion, an increase from $920.8 million in fiscal 2007. Gross margins were 47.3%, 47.6% and 48.1% in fiscal 2009, 2008 and 2007, respectively. Net income totaled $101.9 million in fiscal 2009 compared to $93.5 million in fiscal 2008 and $80.3 million in fiscal 2007. Comparable store net sales (which include online stores), based on a 52-week period, decreased 4% during fiscal 2009 versus 2008, remained flat during fiscal 2008 versus 2007, and increased 7% during fiscal 2007 versus 2006.

The Company expects that its long-term growth will be dependent on the successful execution of the following strategies:

•	Growing the Crazy 8 brand and improving its financial performance;

•	Expanding all retail concepts internationally through wholly owned operations, joint ventures, franchise or license arrangements;

•	Generating more sales to existing customers in the core Gymboree division through growth of the Boy department business; and

•	Attracting new customers and increasing sales from existing customers by leveraging the Company’s loyalty program, direct-mail campaigns and other marketing efforts.

The Company continues to be in a strong financial position with approximately $257.7 million in cash and cash equivalents and no debt as of January 30, 2010. In fiscal 2009, the Company generated $176.6 million of cash flow from operations. The Company anticipates that cash generated from operations, together with existing cash resources and funds available from current and future credit facilities will be sufficient to satisfy cash needs for the foreseeable future.

During fiscal 2010, the Company plans to open approximately 100 to 125 new stores, including 10 Gymboree stores (including 2 stores in Australia), 10 Gymboree Outlet stores, 5 Janie and Jack shops, and 75 to 100 Crazy 8 stores. The Company also plans to remodel, relocate or expand approximately 43 Gymboree stores. In fiscal 2010, pursuant to a franchise agreement with the Company, an unaffiliated third party also plans to open several Gymboree stores in the Middle East.

The Company’s year end is on the Saturday closest to January 31. Fiscal 2009, fiscal 2008 and fiscal 2007, which included 52 weeks, ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Critical Accounting Policies

Critical accounting policies are those accounting policies and estimates that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Management has discussed the development and selection of these critical accounting policies and estimates with the Company’s Audit Committee. The Audit Committee has reviewed our disclosure relating to critical accounting policies and estimates in this annual report on Form 10-K.

Inventory Valuation. Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. The Company reviews its inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and records a reserve when the future estimated selling price is less than cost. This reserve is based on management’s estimate of overall business conditions, including stocking positions, inventory aging, historical performance and the promotional environment. The Company takes a physical count of inventories in all stores once a year and in some stores twice a year, and performs cycle counts throughout the year in its distribution center. The Company records an inventory shrink adjustment based upon physical counts and also provides for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. The Company’s inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. The Company’s LCM estimate can be affected by changes in consumer demand and the promotional environment. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCM or inventory shortage reserves. However, if estimates regarding consumer demand are inaccurate or our actual physical inventory shortage differs significantly from our estimates, our operating results could be affected.

Asset Impairment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined based on the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, the Company records a charge for lease buyout expense, or the difference between its rent and the rate at which it expects to be able to sublease the properties and related cost, as appropriate. Most closures occur upon the lease expiration. The Company’s estimate of future cash flows is based on historical experience, and in recent years, factored the recent economic downturn into future sales assumptions. These estimates can be affected by factors that are difficult to predict, such as future store profitability, real estate demand and economic conditions. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate impairment losses of long-lived assets. The Company’s recorded asset impairment charges have not been and are not expected to be material. However, if actual results are not consistent with our estimates and assumptions used in the calculations, we may be exposed to losses that could be material.

Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of the Company’s tax positions, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Revenue Recognition. While revenue recognition does not involve significant judgment, it represents an important accounting policy for the Company. Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when the Company estimates merchandise is delivered to the customer. Online customers generally receive merchandise within three to five days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations, through its online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. The Company recognizes unredeemed gift card and merchandise credit balances when it can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as other income within selling, general and administrative expenses. Sales are presented net of a sales return reserve, which is estimated based on historical return trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

Fiscal 2009 Compared to Fiscal 2008

Net Sales

Net retail sales for fiscal 2009 increased to $1.0 billion from $987.9 million in fiscal 2008, an increase of $12.1 million, or 1.2%. This increase was primarily due to net store and square footage growth of 67 stores and approximately 144,000 square feet, respectively. Comparable store sales decreased by 4%, primarily due to the continuing difficult retail environment and sluggish economic recovery, which resulted in an overall decrease in average unit retail prices and units per transaction.

Gymboree Play & Music net sales for fiscal 2009 increased to $13.4 million from $12.8 million in fiscal 2008. The increase was primarily due to an increase in international equipment sales and revenues from the Company’s corporate-owned sites. These increases were partially offset by a decrease in international and domestic franchise sales. There were 650 Gymboree Play & Music sites at the end of fiscal 2009 (including 8 Company-operated sites), compared to 609 sites (including 7 Company-operated sites) at the end of fiscal 2008.

Gross Profit

Gross profit for fiscal 2009 increased to $479.9 million from $476.2 million in fiscal 2008. As a percentage of net sales, gross profit decreased 0.3 percentage points to 47.3% from 47.6% last year. This decrease was primarily due to deleveraging of occupancy costs and was partially offset by product cost reductions and buying cost leverage. Gross profit for fiscal 2008 includes a $6.1 million write-off, recorded in the fourth quarter, related to merchandise inventories and compliance with new consumer product safety laws relating to levels of lead and phthalates in children’s apparel and accessories.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, decreased to $316.3 million in fiscal 2009 from $327.9 million in fiscal 2008, a decrease of $11.6 million, or 3.5%. SG&A as a percentage of net sales decreased 1.6 percentage points to 31.2% in fiscal 2009 from 32.8% in fiscal 2008. The SG&A decrease as a percentage of net sales for fiscal 2009 was primarily due to lower compensation and benefits costs, as well as a reduction in operating supply expenses, and was partially offset by higher depreciation and marketing expenses.

Interest Income

Interest income decreased to $0.7 million in fiscal 2009 from $1.7 million in fiscal 2008 mainly due to lower interest rates in fiscal 2009.

Income Taxes

Income tax expense for fiscal 2009 and 2008 resulted in effective tax rates of approximately 38.1% and 37.5%, respectively. The effective tax rates in fiscal 2009 and 2008 benefited from foreign tax credits arising from foreign taxes accrued, excluding deferred taxes and uncertain tax position reserves. The impact of these foreign tax credits was greater in fiscal 2008 compared to fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Net Sales

Net retail sales for fiscal 2008 increased to $987.9 million from $909.4 million in fiscal 2007, an increase of $78.5 million, or 8.6%. This increase was primarily due to net store and square footage growth of 100 stores and approximately 222,000 square feet, respectively. Comparable store sales remained flat, primarily due to a general softening of the overall retail environment driven by macroeconomic conditions. The pullback in consumer spending resulted in an overall decrease in average unit retail prices and units per transaction, and was partially offset by an increase in the total number of transactions.

Gymboree Play & Music net sales for fiscal 2008 increased to $12.8 million from $11.4 million in fiscal 2007. The increase was primarily due to increases in royalties, international franchise sales, and product sales. There were 609 Gymboree Play & Music sites at the end of fiscal 2008 (including 7 Company-operated sites), compared to 559 sites (including 3 Company-operated sites) at the end of fiscal 2007.

Gross Profit

Gross profit for fiscal 2008 increased to $476.2 million from $442.8 million in fiscal 2007. As a percentage of net sales, gross profit decreased 0.5 percentage points to 47.6% from 48.1% in fiscal 2007. This decrease was primarily due to lower full-priced selling associated with the economic downturn and deleveraging of occupancy costs. The decrease was partially offset by product cost reductions and buying cost leverage. Gross profit for fiscal 2008 includes the $6.1 million write-off described above.

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

Income Taxes

Income tax expense for fiscal 2008 and 2007 resulted in effective tax rates of approximately 37.5% and 39.8%, respectively. The effective tax rate in fiscal 2008 benefited from foreign tax credits arising from foreign taxes accrued in fiscal 2008 and prior years, excluding deferred taxes and uncertain tax position reserves.

Liquidity and Capital Resources

Cash and cash equivalents totaled $257.7 million and $140.5 million as of January 30, 2010 and January 31, 2009, respectively. Working capital as of January 30, 2010 totaled $287.3 million as compared to $180.0 million as of January 31, 2009.

Net cash provided by operating activities for fiscal 2009 was $176.6 million compared to $155.0 million in fiscal 2008. The increase in fiscal 2009 was primarily due to:

•	an increase in operating income;

•

a decrease in accounts receivable due to the timing of payments related to the Company’s co-branded credit card agreements, as well as expiration of the Company’s original co-branded credit card agreement, which provided for minimum guaranteed annual payments (the new agreement does not include such guarantees);

•	an increase in income tax payable due to the timing of payments; and

•	an increase in accounts payable due to the timing of payments.

The above factors were partially offset by:

•	a smaller increase in lease incentives and deferred liabilities due to expiration of the Company’s original co-branded credit card agreement;

•	a decrease in prepaid rent due to the timing of payments; and

•	an increase in inventory levels, in part due to compliance with new consumer product safety laws, which resulted in lower than normal inventory levels at the end of fiscal 2008.

Net cash provided by operating activities for fiscal 2008 was $155.0 million compared to $107.9 million in fiscal 2007. The increase in fiscal 2008 was primarily due to:

•	an increase in operating income;

•	lower inventory levels, in part, due to compliance with new consumer product safety laws;

•	an increase in deferred revenues related to the Company’s co-branded credit card program due to receipt of a minimum guaranteed annual payment;

•	an increase in construction allowances due to new store growth; and

•	a decrease in prepaid rent due to timing of payments.

Net cash used in investing activities was $39.6 million in fiscal 2009 compared to $56.1 million in fiscal 2008, and consisted of capital expenditures related to the opening of 72 new stores, relocation, remodeling and/or expansion of 50 existing stores, store openings and relocations currently in progress, information technology improvements, and improvements to the Company’s distribution center. Net cash used in investing activities in fiscal 2008 consisted of capital expenditures related to the opening of 105 new stores, relocation, remodeling and/or expansion of 23 existing stores, store openings and relocations then in progress, information technology improvements, and improvements to the Company’s distribution center. Net cash provided by investing activities for fiscal 2007 was $60.5 million and consisted of $129.3 million in net proceeds from the sale of marketable securities offset by $68.8 million in capital expenditures. Marketable securities were sold in fiscal 2007 to fund the Company’s authorized share repurchase program.

Net cash used in financing activities in fiscal 2009 was $21.5 million compared to net cash provided by financing activities of $9.7 million in fiscal 2008. The decrease in fiscal 2009 was primarily due to the Company’s authorized share repurchase program. Repurchases of common stock in fiscal 2009 included $5.0 million in stock repurchases, primarily reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period. Employees satisfy their minimum statutory tax requirements through a net settlement feature whereby restricted stock awards and units are sold on their vest date to cover tax obligations.

Net cash provided by financing activities in fiscal 2008 was $9.7 million compared to net cash used in financing activities of $164.3 million in fiscal 2007. The difference in fiscal 2008 was primarily due to decreased activity under the Company’s authorized share repurchase programs. Repurchases of common stock in fiscal 2008 consisted of $5.6 million in stock repurchases reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period.

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility, which expires in September 2010, may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. The interest rate for each borrowing under the facility will be, at the option of the Company, a base rate plus an additional marginal rate (a total of 3.50% as of January 30, 2010) or the Eurodollar rate plus an additional marginal rate (a total of 2.49% as of January 30, 2010). This credit facility requires the Company to meet financial covenants on a quarterly basis, limits annual capital expenditures, restricts the payment of dividends, and limits stock repurchases. As of January 30, 2010, the Company was in compliance with these covenants. As of January 30, 2010, there were no outstanding borrowings and $56.8 million of documentary and standby letters of credit were outstanding. The maximum amount of documentary and standby letters of credit outstanding during fiscal 2009 was $74.3 million.

The Company estimates capital expenditures for fiscal 2010 will approximate $58.0 million and will be used to open approximately 100 to 125 new stores, including 10 Gymboree stores, 10 Gymboree Outlet stores, 5 Janie and Jack shops, 75 to 100 Crazy 8 stores, and to remodel, relocate or expand approximately 43 Gymboree stores, as well as to continue investment in the Company’s distribution center and systems infrastructure. The Company’s current plans for Gymboree, Gymboree Outlet, Janie and Jack, and Crazy 8 will require increasing capital expenditures for new stores for the next several years.

Pursuant to authorization from the Board of Directors, the Company repurchased and retired 627,156 shares of Company stock at an aggregate cost of approximately $26.4 million or approximately $42.02 per share, in fiscal 2009. As of January 30, 2010, the Company had approximately $13.6 million available for common stock repurchases under this program.

The Company’s capital resources allow it to consider business acquisitions as an alternative means of growth, and the Company reviews acquisition opportunities from time to time. While the Company has not previously acquired an existing business, it would consider doing so in the future with respect to an appropriate opportunity.

We anticipate that cash generated from operations, together with our existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy our cash needs for the next twelve months.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of January 30, 2010:

	Payments due by period
($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Stand-by letters of credit	$6,450	$—	$—	$—	$6,450
Operating leases (1)	75,565	144,502	125,361	178,656	524,084
Inventory purchase obligations (2)	147,215	—	—	—	147,215
Other purchase obligations (3)	13,855	1,651	1,007	—	16,513

Total contractual cash obligations	$243,085	$146,153	$126,368	$178,656	$694,262

(1)	Other lease-required expenses such as utilities, real estate taxes and common area repairs and maintenance are excluded. See Note 2 to the Consolidated Financial Statements for discussion of the Company’s operating leases.
(2)	Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.
(3)	Other purchase obligations include commitments for fixtures and equipment, information technology and professional services.

As of January 30, 2010, the Company had unrecognized tax benefits of $3.7 million, accrued interest of $1.4 million, and accrued penalties of $0.7 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

Impact of Inflation

The impact of inflation on results of operations has not been significant in any of the last three fiscal years.

Recently Issued Accounting Standards

See Part II, Item 8, Note 1 to this report for new accounting pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year.

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in United States dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
January 30, 2010	$5,181	$179	$0.93
January 31, 2009	$3,367	$(163)	$0.81

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2010. We also have audited the Company’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of January 30, 2010 and January 31, 2009, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

March 29, 2010

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	January 30, 2010	January 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$257,672	$140,472
Accounts receivable, net of allowance of $434 and $388	9,911	18,735
Merchandise inventories	121,133	114,972
Prepaid expenses	5,315	4,596
Deferred income taxes	14,463	15,108

Total current assets	408,494	293,883

Property and Equipment:
Land and buildings	15,776	15,776
Leasehold improvements	228,254	213,164
Furniture, fixtures, and equipment	192,520	183,775

	436,550	412,715
Less accumulated depreciation and amortization	(231,089)	(208,488)

	205,461	204,227
Deferred Income Taxes	17,417	20,850
Other Assets	4,758	1,621

Total Assets	$636,130	$520,581

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$46,470	$44,400
Accrued liabilities	69,295	69,341
Income tax payable	5,381	102

Total current liabilities	121,146	113,843

Long-Term Liabilities:
Lease incentives and other deferred liabilities	70,859	67,072
Unrecognized tax benefits	5,372	5,391

Total Liabilities	197,377	186,306

Commitments and Contingencies (see Note 2)	—	—
Stockholders’ Equity:
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 29,369,126 and 29,077,446 shares issued and outstanding at January 30, 2010 and January 31, 2009, respectively)	198,879	175,519
Retained earnings	239,531	160,178
Accumulated other comprehensive income (loss)	343	(1,422)

Total Stockholders’ Equity	438,753	334,275

Total Liabilities and Stockholders’ Equity	$636,130	$520,581

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
Net sales:
Retail	$1,001,527	$987,859	$909,410
Play & Music	13,384	12,819	11,404

Total net sales	1,014,911	1,000,678	920,814
Cost of goods sold, including buying and occupancy expenses	(535,005)	(524,477)	(478,020)

Gross profit	479,906	476,201	442,794
Selling, general and administrative expenses	(316,268)	(327,893)	(312,549)

Operating income	163,638	148,308	130,245
Interest income	728	1,690	2,609
Interest expense	(243)	(208)	(179)
Other income (expense), net	610	(151)	769

Income before income taxes	164,733	149,639	133,444
Income tax expense	(62,814)	(56,159)	(53,113)

Net income	$101,919	$93,480	$80,331

Net income per share:
Basic	$3.55	$3.35	$2.79
Diluted	$3.41	$3.21	$2.67
Weighted-average shares outstanding:
Basic	28,679	27,919	28,797
Diluted	29,855	29,154	30,033

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,919	$93,480	$80,331
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,302	34,854	31,151
Provision (benefit) for deferred income taxes	2,727	(3,841)	(9,771)
Share-based compensation expense	18,462	19,850	16,381
Loss on disposal/impairment of assets	1,336	448	687
Excess tax benefits from exercise of share-based awards	(3,750)	(6,023)	(3,330)
Tax benefit from exercise of stock options	2,629	6,440	3,841
Change in assets and liabilities:
Accounts receivable	8,831	(6,122)	424
Merchandise inventories	(6,046)	3,895	(14,874)
Prepaid expenses and other assets	(3,865)	7,408	(1,777)
Accounts payable	1,854	(8,113)	(3,343)
Income tax payable	6,659	(7,877)	2,577
Accrued liabilities	4,843	5,652	3,964
Lease incentives and other deferred liabilities	3,694	14,973	1,606

Net cash provided by operating activities	176,595	155,024	107,867

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales and maturities of marketable securities	—	34,700	508,978
Purchases of marketable securities	—	(34,700)	(379,653)
Capital expenditures	(39,579)	(56,114)	(68,794)

Net cash provided by (used in) investing activities	(39,579)	(56,114)	60,531

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,055	9,296	6,577
Excess tax benefits from exercise of share-based awards	3,750	6,023	3,330
Repurchases of common stock	(31,340)	(5,591)	(174,253)

Net cash provided by (used in) financing activities	(21,535)	9,728	(164,346)

Net increase in Cash and Cash Equivalents	115,481	108,638	4,052
Effect of exchange rate fluctuations on cash	1,719	(1,479)	1,768
CASH AND CASH EQUIVALENTS:
Beginning of Year	140,472	33,313	27,493

End of Year	$257,672	$140,472	$33,313

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$3,047	$2,992	$4,340
OTHER CASH FLOW INFORMATION:
Cash paid during the year for income taxes	$53,747	$62,615	$58,573
Cash paid during the year for interest	$64	$90	$26

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock		Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income / (Loss)	Total	Total Comprehensive Income
	Shares	Amount
BALANCE AT FEBRUARY 3, 2007	31,769,608	$32	$132,571	$144,097	$(973)	$275,727
Adoption of guidance on accounting for uncertainty in income taxes				(2,325)		(2,325)
Issuance of common stock under equity incentive and purchase plans	1,247,334	1	6,576			6,577
Share-based compensation			16,381			16,381
Stock repurchases	(4,672,737)	(5)	(19,485)	(154,763)		(174,253)
Tax benefit from exercise of stock options and windfall tax benefits			3,941			3,941
Translation adjustments and unrealized net loss on cash flow hedges, net of tax					1,916	1,916	$1,916
Net income				80,331		80,331	80,331

							$82,247

BALANCE AT FEBRUARY 2, 2008	28,344,205	$28	$139,984	$67,340	$943	$208,295
Issuance of common stock under equity incentive and purchase plans	751,241	1	9,295			9,296
Share-based compensation			19,850			19,850
Stock repurchases	(18,000)	—	(81)	(642)		(723)
Tax benefit from exercise of stock options and windfall tax benefits			6,442			6,442
Translation adjustments and unrealized net gains on cash flow hedges, net of tax					(2,365)	(2,365)	$(2,365)
Net income				93,480		93,480	93,480

							$91,115

BALANCE AT JANUARY 31, 2009	29,077,446	$29	$175,490	$160,178	$(1,422)	$334,275
Issuance of common stock under equity incentive and purchase plans	918,836	1	6,054			6,055
Share-based compensation			18,462			18,462
Stock repurchases	(627,156)	(1)	(3,785)	(22,566)		(26,352)
Tax benefit from exercise of stock options and windfall tax benefits			2,629			2,629
Translation adjustments and unrealized net gains on cash flow hedges, net of tax					1,765	1,765	$1,765
Net income				101,919		101,919	101,919

							$103,684

BALANCE AT JANUARY 30, 2010	29,369,126	$29	$198,850	$239,531	$343	$438,753

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel, accessories and play programs for children. As of January 30, 2010, the Company conducted its business through five primary divisions: Gymboree, Gymboree Outlet, Janie and Jack, Crazy 8 and Gymboree Play & Music. The Company operates two reportable segments, retail stores and Gymboree Play & Music (see Note 8). As of January 30, 2010, the retail segment operated a total of 953 retail stores, including 916 stores in the United States (593 Gymboree stores, 139 Gymboree Outlet stores, 119 Janie and Jack shops and 65 Crazy 8 stores), 34 stores in Canada, 2 Gymboree stores in Puerto Rico and 1 Gymboree Outlet store in Puerto Rico, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com.

Gymboree Play & Music offers an array of classes developed by early childhood experts, as well as birthday parties and developmental toys, books and music. As of January 30, 2010, Gymboree Play & Music programs were offered at 8 Company-operated play centers (3 in California, 4 in Florida and 1 in Arizona) and 642 franchisee-operated play centers, of which approximately 36% are located in the United States.

Fiscal Year

The Company’s year end is on the Saturday closest to January 31. Fiscal 2009, fiscal 2008 and fiscal 2007, which included 52 weeks, ended on January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

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

Cost of Goods Sold

Cost of goods sold includes cost of goods, buying expenses, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight and other inventory-related costs such as shrink and lower of cost or market adjustments. Buying expenses include costs incurred to design, produce and allocate merchandise. Occupancy expenses consist of rent and other occupancy costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services to customers.

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

Accounts Receivable

Accounts receivable include amounts due from landlord construction allowances, amounts due from Gymboree Play & Music franchisees for royalties and consumer product sales, as well as amounts due from major credit card companies. Construction allowance receivable due dates vary. Royalties are due within 30 days of each calendar quarter end and receivables from consumer product sales are generally due upon shipment. Amounts due from major credit card companies are generally collected within five days. The Company estimates its allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and the Company’s previous loss history. The provision for doubtful accounts receivable is included in selling, general and administrative expenses. A summary of activity in the allowance for doubtful accounts is as follows:

Dollars in thousands	Fiscal 2009	Fiscal 2008	Fiscal 2007
Balance at beginning of year	$388	$498	$274
Provision for doubtful accounts receivable	110	274	326
Accounts written off	(64)	(384)	(102)

Balance at end of year	$434	$388	$498

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, cash balances held at financial institutions are in excess of federally insured limits.

In fiscal 2009, 2008 and 2007, one buying agent managed approximately 90% of the Company’s inventory purchases which may potentially subject the Company to risks of concentration related to sourcing of its inventory.

Estimated Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, and payables approximates their estimated fair values due to the short maturities of these instruments.

Fair Value Measurements

The accounting guidance for fair value measurements and disclosure defines and establishes a framework for measuring fair value and expands related disclosures (see Note 12).

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. The Company reviews its inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and records a reserve when the future estimated selling price is less than cost. This reserve is based on management’s estimate of overall business conditions, including stocking positions, inventory aging, historical performance and the promotional environment. The Company takes a physical count of inventories in all stores once a year and in some stores twice a year, and performs cycle counts throughout the year in its distribution center. The Company records an inventory shrink adjustment based upon physical counts and also provides for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. The Company’s inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. The Company’s LCM estimate can be affected by changes in consumer demand and the promotional environment.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 25 years, except for the Company’s distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements, which include internal payroll costs for employees dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which ranges from 5 to 13 years, or the estimated useful life of the improvements. Software costs are amortized using the straight-line method based on an estimated useful life of three to seven years. Construction in progress was $6.4 million and $4.5 million as of January 30, 2010 and January 31, 2009, respectively. Repair and maintenance costs are expensed as incurred.

Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, a loss is recognized equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined based on the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, the Company records a charge for lease buyout expense or the difference between its rent and the rate at which it expects to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on historical experience and typically third-party advice or market data. In recent years, the estimate of future cash flows also factored the recent economic downturn into future sales assumptions. These estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of the Company’s tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Intangible Assets

Intangible assets primarily include costs incurred to register trademarks and service marks. These assets have been assigned an indefinite life and are reviewed for impairment on an annual basis. Intangible assets approximated $1.4 million and $1.2 million as of January 30, 2010 and January 31, 2009, respectively.

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

Construction Allowance

As part of many lease agreements, the Company may receive construction allowances from landlords. The construction allowances are included in lease incentives and other deferred liabilities and are amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time the Company takes physical possession of the property. Construction allowances of $8.7 million, $9.2 million and $8.3 million were granted in fiscal 2009, 2008 and 2007, respectively.

Workers’ Compensation Liabilities

The Company is partially self-insured for workers’ compensation insurance. The Company records a liability based on claims filed and an actuarially determined amount of claims incurred, but not yet reported. This liability approximated $3.6 million and $2.3 million as of January 30, 2010 and January 31, 2009, respectively. Any actuarial projection of losses is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

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

Advertising

The Company capitalizes direct costs for the development, production, and circulation of direct response advertising and amortizes such costs over the expected sales realization cycle, typically four to six weeks. Deferred direct response costs, included in prepaid expenses, were $0.7 million as of January 30, 2010 and $1.1 million as of January 31, 2009.

All other advertising costs are expensed as incurred. Advertising expense, including costs related to direct mail campaigns, totaled approximately $16.7 million, $14.3 million and $18.2 million in fiscal 2009, 2008 and 2007, respectively.

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when the Company estimates merchandise is delivered to the customer. Online customers generally receive merchandise within three to five days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations, through its online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. The Company recognizes unredeemed gift card and merchandise credit balances when it can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as other income within selling, general and administrative expenses and totaled $1.5 million, $1.5 million and $0.4 million in fiscal 2009, 2008 and 2007, respectively. From time to time, customers may earn Gymbucks or Rise and Shine coupons and redeem them for merchandise at a discount during the redemption period. One-half of the coupon value is earned by customers when the minimum purchase requirement is met during the earnings period, and the other half is earned when the additional purchase requirement is met during the redemption period. A liability is recorded for coupons earned, but not redeemed, within an accounting period. Sales are presented net of a sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from the Company’s co-branded credit card (see Note 9). The Company presents taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

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

A summary of activity in the sales return reserve is as follows:

Dollars in thousands	Fiscal 2009	Fiscal 2008	Fiscal 2007
Balance at beginning of year	$3,202	$1,746	$1,754
Provision for sales returns	29,712	29,455	22,444
Actual sales returns	(30,306)	(27,999)	(22,452)

Balance at end of year	$2,608	$3,202	$1,746

Loyalty Program

Customers who enroll in the Gymboree Rewards program earn points with every purchase at Gymboree and Gymboree Outlet stores. Those customers who reach a cumulative purchase threshold receive a coupon that can be used towards the future purchase of goods at Gymboree and Gymboree Outlet stores. The Company estimates the cost of rewards that will ultimately be redeemed and records this cost in cost of goods sold as reward points are accumulated.

Comprehensive Income

Comprehensive income consists of net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments and is shown in the consolidated statements of stockholders’ equity.

Derivative Instruments

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. As of January 30, 2010 and January 31, 2009, the notional amount of these contracts was approximately $5.2 million and $3.4 million, respectively. These contracts are treated as cash flow hedges.

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains or losses on the derivative representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the years ended January 30, 2010 and January 31, 2009, the Company reclassified approximately $94,000 in losses and $512,000 in gains, respectively, from accumulated other comprehensive income to cost of goods sold. No amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

As of January 30, 2010, other assets included approximately $179,000 related to the Company’s hedging activities and accumulated other comprehensive income included approximately $115,000 in unrealized gains related to hedging activity. As of January 31, 2009, accrued liabilities included approximately $162,000 related to the Company’s hedging activities and accumulated other comprehensive income included approximately $145,000 in unrealized gains related to hedging activity. Amounts recognized in other comprehensive income are amortized to cost of goods sold over a three-month period.

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

The following table summarizes the incremental shares from potentially dilutive securities, calculated using the treasury stock method:

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
		(In thousands)
Shares used to compute basic EPS	28,679	27,919	28,797
Add: effect of dilutive securities	1,176	1,235	1,236

Shares used to compute diluted EPS	29,855	29,154	30,033

The number of share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect was immaterial for all periods presented.

Share-Based Compensation

The Company recognizes compensation expense on a straight-line basis for options and awards with time-based service conditions and on an accelerated basis for awards with performance conditions (see Note 6).

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

In January 2010, the FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company will adopt this guidance during the first quarter of fiscal 2010, except for the new disclosures in the Level 3 reconciliation. The Company will adopt the guidance related to the Level 3 reconciliation disclosures during the first quarter of fiscal 2011. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

2.	Commitments and Contingencies

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

Future minimum rental payments under non-cancelable operating leases at January 30, 2010 are as follows:

Fiscal	(In thousands)
2010	$75,565
2011	73,997
2012	70,505
2013	65,348
2014	60,013
Later years	178,656

Total	$524,084

Rent expense for all operating leases totaled $112.8 million, $101.3 million and $87.3 million in fiscal 2009, 2008 and 2007, respectively, and includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $40.4 million, $35.8 million and $31.4 million in fiscal 2009, 2008 and 2007, respectively. Percentage rent expense was approximately $0.5 million in fiscal 2009 and $0.8 million in each of fiscal 2008 and 2007.

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Management does not expect that the results in any of these legal proceedings, either individually or in the aggregate, will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

3.	Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility, which expires in September 2010, may be used for the issuance of documentary and standby letters of credit, working capital and capital expenditure needs. The interest rate for each borrowing under the facility will be, at the option of the Company, a base rate plus an additional marginal rate (a total of 3.50% as of January 30, 2010) or the Eurodollar rate plus an additional marginal rate (a total of 2.49% as of January 30, 2010). This credit facility requires the Company to meet financial covenants on a quarterly basis, limits annual capital expenditures, restricts the payment of dividends, and limits stock repurchases. As of January 30, 2010, the Company was in compliance with these covenants. As of January 30, 2010, there were no outstanding borrowings and $56.8 million of documentary and standby letters of credit were outstanding. The maximum amount of documentary and standby letters of credit outstanding during fiscal 2009 was $74.3 million.

4.	Accrued Liabilities

Accrued liabilities consist of the following:

	January 30, 2010	January 31, 2009
	(In thousands)
Store operating expenses and other	$24,906	$23,811
Employee compensation	17,346	20,611
Gift card liabilities and merchandise credits	18,237	17,233
Deferred revenue primarily related to Gymboree Visa program	6,446	5,494
Sales taxes	2,360	2,192

Total	$69,295	$69,341

5.	Income Taxes

The provision for income taxes consists of the following:

	2009	2008	2007
	(In thousands)
Current:
Federal	$51,750	$50,836	$52,844
State	8,833	7,620	7,570
Foreign	(496)	1,735	2,905

Total current	60,087	60,191	63,319

Deferred:
Federal	1,140	(3,001)	(10,777)
State	538	224	(45)
Foreign	1,049	(1,255)	616

Total deferred	2,727	(4,032)	(10,206)

Total provision	$62,814	$56,159	$53,113

A reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	2009	2008	2007
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	3.7	3.7	4.5
Increase (decrease) in valuation allowances	(0.2)	0.7	(0.2)
Other	(0.4)	(1.9)	0.5

Effective tax rate	38.1%	37.5%	39.8%

The amount of pre-tax income attributable to foreign operations for fiscal 2009, 2008 and 2007 was $2.7 million, $6.9 million and $4.0 million, respectively.

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows:

	January 30, 2010	January 31, 2009
	(In thousands)
Deferred tax assets:
Inventory valuation / bad debt	$4,326	$4,058
Deferred revenue	13,047	14,276
Reserves	6,601	7,504
Stock compensation	10,782	9,904
Deferred rent	7,888	7,039
State net operating loss carryforwards	545	1,203
Foreign tax credits	901	1,928
Other	821	2,964

	44,911	48,876

Deferred tax liabilities:
Prepaid expenses	(1,846)	(1,810)
State taxes	(2,446)	(2,803)
Fixed asset basis differences	(7,838)	(7,054)

	(12,130)	(11,667)

Total	32,781	37,209
Valuation allowance	(901)	(1,251)

Net deferred tax assets	$31,880	$35,958

As of January 30, 2010, the Company has state net operating loss carryforwards of approximately $11.3 million for tax purposes. These net operating loss carryforwards will expire between 2010 and 2024. As of January 30, 2010, the Company has foreign tax credit carryforwards of approximately $0.9 million. These credit carryforwards will expire between 2016 and 2019. Using its best estimates, the Company has recorded a valuation allowance of $0.9 million on its deferred tax assets for foreign tax credits as it is more likely than not that they will not be realized. The utilization of net operating losses and foreign tax credits may be subject to a substantial annual limitation due to any future “changes in ownership” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Should the Company become subject to this annual limitation, the net operating loss and foreign tax credit carryforwards may expire before utilization.

On February 4, 2007, the Company adopted guidance issued by the Financial Accounting Standards Board on accounting for uncertainty in income taxes and recorded a $2.3 million decrease to retained earnings as a result. The Company had unrecognized tax benefits of $6.4, $6.7 and $6.9 million as of January 30, 2010, January 31, 2009 and February 2, 2008, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	January 30, 2010	January 31, 2009	February 2, 2008
	(In thousands)
Balance at beginning of year	$6,667	$6,874	$6,946
Gross increases—tax positions in current period	766	1,404	1,224
Gross increases—tax positions in prior period	771	813	570
Gross decreases—tax positions in prior period	(970)	(937)	(241)
Settlements	(1,014)	(904)	(1,752)
Lapsed statutes of limitations	—	(228)	(138)
(Decreases) Increases based on currency translation adjustments	219	(355)	265

Balance at end of year	$6,439	$6,667	$6,874

At January 30, 2010, January 31, 2009 and February 2, 2008, $5.3 million, $4.6 million and $4.7 million, respectively, of unrecognized tax benefits would affect the effective tax rate if recognized. Additionally, at January 30, 2010, January 31, 2009 and February 2, 2008, $1.1 million, $2.1 million and $2.2 million, respectively, of unrecognized tax benefits would result in adjustments to other tax accounts, primarily deferred taxes, if recognized.

The Company recognizes interest and penalties on income tax contingencies in income tax expense. Income tax expense included a charge of $374,000 in fiscal 2009 and benefits of $142,000 and $147,000 in fiscal 2008 and fiscal 2007, respectively, related to interest expense on income taxes. Income tax expense also included charges of $111,000 and $157,000 in fiscal 2009 and fiscal 2008, respectively, and a benefit of $324,000 in fiscal 2007 related to penalties on income taxes. As of January 30, 2010, the Company had a liability for interest on income taxes of $1.4 million and a liability for penalties on income taxes of $719,000. As of January 31, 2009, the Company had a liability for interest on income taxes of $1.2 million and a liability for penalties on income taxes of $613,000. As of February 2, 2008, the Company had a liability for interest on income taxes of $1.6 million and a liability for penalties on income taxes of $475,000.

The Company does not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. The Company’s foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which is Canada. With few exceptions, the Company is no longer subject to United States federal, state, or local examinations by tax authorities for tax years before 2006 and is no longer subject to foreign examinations by tax authorities for tax years before 2003.

6.	Stockholders’ Equity

Stock Plans

Share-based compensation expense is included as a component of selling, general and administrative expenses and consists of the following:

	Year Ended
	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Stock options	$327	$1,557	$2,609
Restricted stock awards and units	18,135	17,911	13,386
Employee stock purchase plan	—	382	386

Total	$18,462	$19,850	$16,381

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

The Company recognized income tax benefits related to share-based compensation expense of approximately $9.2 million (of which $2.9 million affected stockholders’ equity and $6.3 million affected net income), $10.8 million (of which $6.4 million affected stockholders’ equity and $4.4 million affected net income) and $6.0 million (of which $3.8 million affected stockholders’ equity and $2.2 million affected income) for fiscal 2009, 2008 and 2007, respectively.

For fiscal 2009, 2008 and 2007, the Company reported $3.8 million, $6.0 million and $3.3 million, respectively, in excess tax benefits as financing cash inflows.

Equity Incentive Plan

The Company’s 2004 Equity Incentive Plan (the “2004 Plan”), provides for grants to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, for grants of non-statutory stock options to employees, consultants and non-employee directors of the Company, and for grants of other types of equity incentive compensation, such as restricted stock and restricted stock units. There are 4,632,100 shares of common stock currently reserved for issuance under the 2004 Plan. There were 447,202 shares available for the grant of awards under the 2004 Plan at January 30, 2010. The Company’s policy is to issue new shares for restricted stock awards, upon exercise of stock options, on payment of restricted stock units, and for purchases under the 1993 Employee Stock Purchase Plan (“Purchase Plan”).

Stock Options

The following table summarizes stock option activity during fiscal 2009:

	Number of shares (in thousands)	Weighted- average exercise price per share	Weighted- average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 31, 2009	789	$13.57
Exercised	(448)	13.50
Forfeited	(1)	22.68
Expired	(1)	8.50

Outstanding at January 30, 2010	339	$13.67	4.5	$8,585

Vested and expected to vest at January 30, 2010 (1)	339	$13.67	4.5	$8,584

Exercisable at January 30, 2010	338	$13.65	4.5	$8,578

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

Options granted pursuant to the 2004 Plan have been granted at exercise prices equal to the fair market value of common stock on the date of grant. The options each have a term of ten years and generally vest over a four-year period. The Company has not granted stock options since fiscal 2006.

The total intrinsic value of options exercised during fiscal 2009, 2008 and 2007 was $13.0 million, $16.2 million, and $8.6 million, respectively.

As of January 30, 2010, the amount of unrecognized compensation cost related to nonvested stock options was not material.

The following table summarizes information about stock options outstanding at January 30, 2010:

Options Outstanding					Options Exercisable
Range of Exercise Prices		Number of Shares	Weighted- Average Remaining Contractual Term (Years)	Weighted- Average Exercise Price	Number Exercisable 1/30/2010	Weighted- Average Exercise Price
$2.81	$ 4.22	3,279	0.2	$3.10	3,279	$3.10
4.22	6.33	10,000	1.7	5.75	10,000	5.75
6.33	9.49	9,100	0.8	8.08	9,100	8.08
9.49	14.24	187,405	5.0	12.31	187,405	12.31
14.24	21.36	121,697	4.3	16.49	121,697	16.49
21.36	25.05	7,259	6.1	23.91	6,821	23.90

$2.81	to $25.05	338,740	4.5	$13.67	338,302	$13.65

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

Restricted stock award activity during fiscal 2009 is summarized as follows:

	Restricted Stock Awards
	Number of shares (in thousands)	Weighted-average grant date fair value per share
Nonvested at January 31, 2009	964	$35.27
Granted	375	29.27
Vested	(346)	32.48

Nonvested at January 30, 2010	993	$33.97

Restricted stock granted in fiscal 2007 included 790,000 shares subject to performance-based vesting conditions. Grantees forfeited and the Company cancelled 329,167 of these shares in March 2008, as the related performance targets were not met.

Restricted stock granted in fiscal 2009 included 360,000 shares subject to performance-based vesting conditions for fiscal 2009, which will determine the total number of restricted stock awards that could ultimately vest over four years. The satisfaction of the performance conditions will be finally determined during the first quarter of fiscal 2010 based on fiscal 2009 results in accordance with the agreements with recipients. The expense recorded for awards with performance conditions is based on the performance outcome the Company estimates to be probable.

The fair value of restricted stock awards that vested during fiscal 2009, 2008 and 2007 was $9.8 million, $9.2 million and $5.4 million, respectively.

As of January 30, 2010, there was $10.5 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.1 years.

The following table summarizes restricted stock unit activity during fiscal 2009:

	Restricted Stock Units
	Number of shares (in thousands)	Weighted-average grant date fair value per share
Nonvested at January 31, 2009	287	$33.14
Granted	223	22.39
Vested	(96)	34.08
Forfeited	(7)	35.05

Nonvested at January 30, 2010	407	$27.00

The fair value of restricted stock units that vested during fiscal 2009, 2008 and 2007 was $2.5 million, $2.8 million and $1.8 million, respectively.

As of January 30, 2010, there was $4.9 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.4 years.

1993 Employee Stock Purchase Plan

We have reserved a total of 1,175,278 shares of common stock for issuance under the 1993 Employee Stock Purchase Plan (the “Purchase Plan”). The price at which stock is purchased under the Purchase Plan is equal to 85% of the fair market value of the common stock on the first day of the applicable offering period or the last day of the applicable purchase period, whichever is lower. The Purchase Plan was suspended effective January 1, 2009. Consequently, there were no shares issued under the Purchase Plan in fiscal 2009. There were 50,461 and 39,636 shares issued under the Purchase Plan in fiscal 2008 and 2007, respectively. As of January 30, 2010, there was no unrecognized compensation cost related to the Purchase Plan.

The fair value of rights to purchase shares under the Purchase Plan is estimated on the date of grant using the Black-Scholes option valuation model. Expected stock price volatility is estimated based on the Company’s historical volatility. The risk-free interest rate is based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards. The expected term of rights to purchase shares under the Purchase Plan is based on the length of the purchase period. Assumptions used in the Black-Scholes valuation model are presented below:

	Year Ended
	January 31, 2009	February 2, 2008
Expected dividend rate	0.0%	0.0%
Expected volatility	51.4%	46.2%
Risk-free interest rate	2.8%	4.0%
Expected lives (years)	0.50	0.50

7.	401(k) Plan

The Company maintains a voluntary defined contribution 401(k) profit-sharing plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 100% of their compensation to the Plan, not to exceed the dollar limit set by law. The Plan permits employees to invest in the Company’s common stock with a limitation of 20% of their total investment. There are restrictions for certain employees trading Company stock. Prior to March 1, 2009, the Company contributed $1.00 to the plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. Matching contributions to the Plan totaled approximately $0.1 million, $2.3 million and $2.3 million in fiscal 2009, 2008 and 2007, respectively. The matching contributions were suspended effective March 1, 2009.

8.	Segments

The Company has two reportable segments: retail stores and Gymboree Play & Music. These segments were identified based on differences in products and services. The retail stores segment includes four operating segments (brands) which sell high-quality apparel for children: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because, in the Company’s judgment, these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure the Company considers in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. The Company believes that disaggregating its operating segments would not provide material additional information. Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment.

The following table provides the summary financial data of each reportable segment (in thousands):

	Year ended January 30, 2010
	Retail Stores	Play & Music	Total
Net sales	$1,001,527	$13,384	$1,014,911
Operating income	158,243	5,395	163,638
Total assets	630,979	5,151	636,130

	Year ended January 31, 2009
	Retail Stores	Play & Music	Total
Net sales	$987,859	$12,819	$1,000,678
Operating income	143,390	4,918	148,308
Total assets	516,077	4,504	520,581

	Year ended February 2, 2008
	Retail Stores	Play & Music	Total
Net sales	$909,410	$11,404	$920,814
Operating income	126,743	3,502	130,245
Total assets	391,642	5,542	397,184

Depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment.

The Company attributes revenues to individual countries based on selling location. Net retail sales from our Canadian subsidiary amounted to $39.9 million, $40.4 million and $41.3 million in fiscal 2009, 2008 and 2007, respectively. Long-lived assets held by our Canadian subsidiary amounted to $5.0 million and $2.6 million as of January 30, 2010 and January 31, 2009, respectively. There are no intersegment revenues.

9.	Co-Branded Credit Card

The Company has co-branded credit card agreements (the “Agreements”) with a third-party bank (the “Bank”) and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. These Agreements, which were executed in fiscal 2009, expire in fiscal 2014. The Company recognizes revenues related to the Agreements as follows:

•	New account fees are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship.

•	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.

•

Minimum guaranteed annual payments received under the Company’s original credit card agreement executed in fiscal 2003 that exceeded amounts earned based on the number of accounts opened and card usage are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship.

•	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

During fiscal 2009, 2008 and 2007, the Company recognized approximately $7.6 million, $9.1 million, and $8.6 million in revenue from these Agreements, respectively. These amounts are included in net retail sales in the accompanying consolidated statements of income. As of January 30, 2010 and January 31, 2009, $6.4 million and $5.1 million in current deferred revenue, and $0.6 million and $0.5 million in gift card liabilities, respectively, are included in accrued liabilities in the accompanying consolidated balance sheets. Other deferred liabilities include deferred revenue of $12.4 million and $14.0 million as of January 30, 2010 and January 31, 2009, respectively.

10.	Common Stock Repurchases

Pursuant to authorization from the Board of Directors, the Company repurchased and retired 627,156 shares of Company stock at an aggregate cost of approximately $26.4 million, or approximately $42.02 per share, in fiscal 2009, 18,000 shares of Company stock at an aggregate cost of approximately $0.7 million or approximately $40.15 per share, in fiscal 2008 and 4,672,737 shares of Company stock at an aggregate cost of approximately $174.3 million, or approximately $37.28 per share, in fiscal 2007. As of January 30, 2010, the Company had approximately $13.6 million available for common stock repurchases under its current share repurchase program.

11.	Lease Incentives and Other Deferred Liabilities

Lease incentives and other deferred liabilities consist of the following:

	January 30, 2010	January 31, 2009
	(In thousands)
Deferred rent	$18,991	$17,492
Construction allowance	39,074	35,162
Deferred revenue related to Gymboree Visa program	12,381	14,035
Other	413	383

Total	$70,859	$67,072

12.	Fair Value Measurements

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

As of January 30, 2010, the Company’s forward foreign exchange contracts had an estimated fair value of $179,000. Fair value was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The Company had no other financial assets or liabilities measured at fair value as of January 30, 2010.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the fiscal year ended January 30, 2010, the Company recorded a charge related to the impairment of assets at under-performing stores. The impairment charge reduced the carrying amount of the applicable long-lived assets from $529,000 to their fair value of zero as of January 30, 2010. The fair market value of these assets was determined using the income approach and level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. This impairment charge is included in selling, general and administrative expenses (“SG&A”) in the accompanying consolidated statements of income.

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following:

	January 30, 2010	January 31, 2009	February 2, 2008
	(in thousands)
Foreign currency translation	$273	$(1,467)	$1,068
Unrealized net gain (loss) on cash flow hedges, net of tax	70	45	(125)

Total accumulated other comprehensive income (loss)	$343	$(1,422)	$943

14.	Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Income.

	Fiscal 2009 Quarter Ended
	May 2, 2009	August 1, 2009	October 31, 2009	January 30, 2010	2009 Total
	(In thousands, except per share amounts)
Net sales
Retail	$227,980	$212,262	$265,596	$295,689	$1,001,527
Play & Music	2,895	3,132	3,485	3,872	13,384

Total net sales	230,875	215,394	269,081	299,561	1,014,911
Gross profit	109,529	93,228	137,108	140,041	479,906
Operating income	36,184	17,419	56,419	53,616	163,638
Net income	21,807	12,161	34,755	33,196	101,919
Basic net income per share	0.77	0.42	1.20	1.16	3.55
Diluted net income per share	0.74	0.41	1.15	1.11	3.41

	Fiscal 2008 Quarter Ended
	May 3, 2008	August 2, 2008	November 1, 2008	January 31, 2009	2008 Total
	(In thousands, except per share amounts)
Net sales
Retail	$238,917	$202,818	$261,296	$284,828	$987,859
Play & Music	3,187	2,930	2,809	3,893	12,819

Total net sales	242,104	205,748	264,105	288,721	1,000,678
Gross profit	123,418	93,942	134,585	124,256	476,201
Operating income	41,593	12,875	50,208	43,632	148,308
Net income	25,037	8,011	30,947	29,485	93,480
Basic net income per share	0.91	0.29	1.10	1.05	3.35
Diluted net income per share	0.86	0.27	1.06	1.00	3.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2010. In making this assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management believes that, as of January 30, 2010, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated herein by reference to the sections entitled “Proposal One: Election of Directors,” “Board Meetings and Board Committees,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Other Information” in our 2010 Proxy Statement. See also Part 1, Item 1, “Business—Executive Officers of the Registrant” in this annual report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the sections entitled “2009 Director Compensation Table,” “Compensation Committee Report,” “Compensation Discussion and Analysis,” “Executive Compensation” and “Termination of Employment and Change-of-Control Arrangements and Employment Contracts” in our 2010 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated herein by reference to the sections entitled “Security Ownership of Certain Beneficial Owners and Directors and Management” and “Equity Compensation Plan Information” in our 2010 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated herein by reference to the section entitled “Board Membership and Director Independence” and “Certain Relationships and Related-Person Transactions” in our 2010 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated herein by reference to the section entitled “Independent Registered Public Accounting Firm Fees and Services” in our 2010 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following documents are filed as a part of this Annual Report on Form 10-K.

(A)(2) FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) EXHIBITS

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws. (12)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (2)

10.50*	2002 Stock Incentive Plan. (3)

10.52*	Amended and Restated Management Change of Control Plan. (4)

10.53*	Amended and Restated Management Severance Plan. (14)

10.54*	Key Terms of Compensation Arrangements for Named Executive Officers. (22)

10.55	Credit Agreement with Bank of America dated August 11, 2003. (5)

10.56*	Annual Bonus Plan. (23)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (6)

10.58*	2004 Equity Incentive Plan. (10)

10.59*	Form of Stock Option Grant Notice and Agreement for 2004 Equity Incentive Plan. (7)

10.60	Waiver and First Amendment to Credit Agreement. (7)

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005. (8)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005. (8)

Exhibit Number	Description
10.70	Second Amendment to Credit Agreement dated July 27, 2005. (9)

10.71	Third Amendment to Credit Agreement dated March 30, 2006. (11)

10.73	Form of Indemnification Agreement.

10.74	Fourth Amendment to Credit Agreement, dated July 5, 2006. (13)

10.78	Fifth Amendment to Credit Agreement, dated February 7, 2007. (15)

10.79*	Form of Restricted Stock Award Notice and Agreement for 2004 Equity Incentive Plan. (16)

10.82	Sixth Amendment to Credit Agreement, dated April 24, 2007. (17)

10.83	Seventh Amendment to Credit Agreement, dated June 12, 2007. (18)

10.84	Eighth Amendment to Credit Agreement, dated July 31, 2007. (19)

10.85	Ninth Amendment to Credit Agreement, dated November 21, 2007. (20)

10.87	Tenth Amendment to Credit Agreement, dated as of August 8, 2008. (21)

10.89*	Summary of Nonemployee Director Compensation. (24)

10.90*	Form of Restricted Stock Unit Award Notice and Agreement for 2004 Equity Incentive Plan. (24)

10.91	Eleventh Amendment to Credit Agreement, dated as of July 31, 2009. (25)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“the Commission”) on February 18, 1993 (File No. 33-58322), as amended.
(2)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.
(3)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002.
(4)	Incorporated by reference to Exhibit 10.52 to the Registrant’s Current report on Form 8-K filed with the Commission on April 7, 2008.
(5)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.
(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.
(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.
(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2005.

(10)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 2, 2008.
(11)	Incorporated by reference to the corresponding exhibit to the Registrant’s January 28, 2006 Annual Report on Form 10-K filed with the Commission on April 12, 2006.
(12)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 2, 2009 Quarterly Report on Form 10-Q filed with the Commission on June 10, 2009.
(13)	Incorporated by reference to Exhibit 10.73 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2006.
(14)	Incorporated by reference to Exhibit 10.53 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008.
(15)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2007.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2005.
(17)	Incorporated by reference to Exhibit 10.82 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2007.
(18)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 5, 2007 Quarterly Report on Form 10-Q filed with the Commission on June 12, 2007.
(19)	Incorporated by reference to Exhibit 10.84 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 2, 2007.
(20)	Incorporated by reference to Exhibit 10.85 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2007.
(21)	Incorporated by reference to Exhibit 10.87 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2008.
(22)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 2, 2009 Quarterly Report on Form 10-Q filed with the Commission on June 10, 2009.
(23)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 3, 2008 Quarterly Report on Form 10-Q filed with the Commission on June 11, 2008.
(24)	Incorporated by reference to the corresponding exhibit to the Registrant’s 2009 Annual Report on Form 10-K filed with the Commission on March 31, 2009.
(25)	Incorporated by reference to Exhibit 10.91 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2009.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

THE GYMBOREE CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

March 29, 2010	By:	/s/ MATTHEW K. MCCAULEY
(Date)		Matthew K. McCauley
Chief Executive Officer and
Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ MATTHEW K. MCCAULEY Matthew K. McCauley	Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	March 29, 2010

/s/ JEFFREY P. HARRIS Jeffrey P. Harris	Chief Financial Officer (Principal Financial Officer)	March 29, 2010

/s/ LYNDA G. GUSTAFSON Lynda G. Gustafson	Vice President, Corporate Controller (Principal Accounting Officer)	March 29, 2010

/s/ BLAIR W. LAMBERT Blair W. Lambert	Chief Operating Officer and Director	March 29, 2010

/s/ GARY M. HEIL Gary M. Heil	Director	March 29, 2010

/s/ WILLIAM U. WESTERFIELD William U. Westerfield	Director	March 29, 2010

/s/ DANIEL R. LYLE Daniel R. Lyle	Director	March 29, 2010

/s/ JOHN C. POUND John C. Pound	Director	March 29, 2010

/s/ SCOTT A. RYLES Scott A. Ryles	Director	March 29, 2010

THE GYMBOREE CORPORATION

EXHIBIT INDEX

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of Registrant. (1)

3.2	Amended and Restated Bylaws. (12)

4.1	Article III of Restated Certificate of Incorporation of Registrant (See Exhibit 3.1). (1)

4.2	Form of Certificate for Common Stock. (1)

10.31*	Amended and Restated 1993 Stock Option Plan, with form of Stock Option Agreement, amended and restated as of November 11, 1998. (2)

10.50*	2002 Stock Incentive Plan. (3)

10.52*	Amended and Restated Management Change of Control Plan. (4)

10.53*	Amended and Restated Management Severance Plan. (14)

10.54*	Key Terms of Compensation Arrangements for Named Executive Officers. (22)

10.55	Credit Agreement with Bank of America dated August 11, 2003. (5)

10.56*	Annual Bonus Plan. (23)

10.57	Sublease Agreement for 500 Howard Street, San Francisco, CA. (6)

10.58*	2004 Equity Incentive Plan. (10)

10.59*	Form of Stock Option Grant Notice and Agreement for 2004 Equity Incentive Plan. (7)

10.60	Waiver and First Amendment to Credit Agreement. (7)

10.62*	Restricted Stock Award Notice and Agreement for Blair W. Lambert dated January 10, 2005. (8)

10.63*	Stock Option Grant Notice and Agreement for Blair W. Lambert dated January 10, 2005. (8)

10.70	Second Amendment to Credit Agreement dated July 27, 2005. (9)

10.71	Third Amendment to Credit Agreement dated March 30, 2006. (11)

10.73	Form of Indemnification Agreement.

10.74	Fourth Amendment to Credit Agreement, dated July 5, 2006. (13)

10.78	Fifth Amendment to Credit Agreement, dated February 7, 2007. (15)

10.79*	Form of Restricted Stock Award Notice and Agreement for 2004 Equity Incentive Plan. (16)

10.82	Sixth Amendment to Credit Agreement, dated April 24, 2007. (17)

10.83	Seventh Amendment to Credit Agreement, dated June 12, 2007. (18)

10.84	Eighth Amendment to Credit Agreement, dated July 31, 2007. (19)

10.85	Ninth Amendment to Credit Agreement, dated November 21, 2007. (20)

10.87	Tenth Amendment to Credit Agreement, dated as of August 8, 2008. (21)

10.89*	Summary of Nonemployee Director Compensation. (24)

10.90*	Form of Restricted Stock Unit Award Notice and Agreement for 2004 Equity Incentive Plan. (24)

Exhibit Number	Description

10.91	Eleventh Amendment to Credit Agreement, dated as of July 31, 2009. (25)

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (“the Commission”) on February 18, 1993 (File No. 33-58322), as amended.
(2)	Incorporated by reference to the corresponding exhibits to the Registrant’s 2000 Annual Report on Form 10-K filed with the Commission on May 4, 2001.
(3)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 3, 2002 Quarterly Report on Form 10-Q filed with the Commission on September 17, 2002.
(4)	Incorporated by reference to Exhibit 10.52 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008.
(5)	Incorporated by reference to the corresponding exhibits to the Registrant’s August 2, 2003 Quarterly Report on Form 10-Q filed with the Commission on September 11, 2003.
(6)	Incorporated by reference to the corresponding exhibits to the Registrant’s May 1, 2004 Quarterly Report on Form 10-Q filed with the Commission on June 9, 2004.
(7)	Incorporated by reference to the corresponding exhibits to the Registrant’s October 30, 2004 Quarterly Report on Form 10-Q filed with the Commission on December 8, 2004.
(8)	Incorporated by reference to the corresponding exhibits to the Registrant’s January 10, 2005 Current Report on Form 8-K filed with the Commission on January 13, 2005.
(9)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2005.
(10)	Incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A filed with the Commission on May 2, 2008.
(11)	Incorporated by reference to the corresponding exhibit to the Registrant’s January 28, 2006 Annual Report on Form 10-K filed with the Commission on April 12, 2006.
(12)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 2, 2009 Quarterly Report on Form 10-K filed with the Commission on June 10, 2009.
(13)	Incorporated by reference to Exhibit 10.73 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 14, 2006.
(14)	Incorporated by reference to Exhibit 10.53 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 7, 2008.
(15)	Incorporated by reference to Exhibit 10.74 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 8, 2007.
(16)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2005.
(17)	Incorporated by reference to Exhibit 10.82 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2007.
(18)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 5, 2007 Quarterly Report on Form 10-Q filed with the Commission on June 12, 2007.
(19)	Incorporated by reference to Exhibit 10.84 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 2, 2007.

(20)	Incorporated by reference to Exhibit 10.85 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 29, 2007.
(21)	Incorporated by reference to Exhibit 10.87 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 14, 2008.
(22)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 2, 2009 Quarterly Report on Form 10-Q filed with the Commission on June 10, 2009.
(23)	Incorporated by reference to the corresponding exhibit to the Registrant’s May 3, 2008 Quarterly Report on Form 10-Q filed with the Commission on June 11, 2008.
(24)	Incorporated by reference to the corresponding exhibit to the Registrant’s 2009 Annual Report on Form 10-K filed with the Commission on March 31, 2009.
(25)	Incorporated by reference to Exhibit 10.91 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2009.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.