Form 10-Q
period 2010-05-01
GYMBOREE CORP
filed 2010-06-08
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 1, 2010

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

As of May 29, 2010, 29,561,052 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	May 1, 2010	January 30, 2010	May 2, 2009
Assets
Current Assets
Cash and cash equivalents	$270,663	$257,672	$150,190
Accounts receivable, net of allowance of $461, $434 and $396	14,985	9,911	24,624
Merchandise inventories	110,044	121,133	100,242
Prepaid expenses	14,725	5,315	13,133
Deferred income taxes	14,463	14,463	13,735

Total current assets	424,880	408,494	301,924

Property and Equipment
Land and buildings	15,776	15,776	15,776
Leasehold improvements	236,286	228,254	216,654
Furniture, fixtures and equipment	198,623	192,520	185,571

	450,685	436,550	418,001
Less accumulated depreciation and amortization	(237,714)	(231,089)	(213,373)

	212,971	205,461	204,628
Deferred income taxes	16,812	17,417	18,759
Other assets	4,733	4,758	2,936

Total Assets	$659,396	$636,130	$528,247

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$39,198	$46,470	$28,252
Accrued liabilities	66,937	69,295	56,632
Income tax payable	7,512	5,381	8,063

Total current liabilities	113,647	121,146	92,947

Long-Term Liabilities
Lease incentives and other deferred liabilities	71,842	70,859	71,055
Unrecognized tax benefits	6,479	5,372	4,628

Total Liabilities	191,968	197,377	168,630

Commitments and Contingencies	—	—	—

Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 29,636,034, 29,369,126 and 29,557,733 shares issued and outstanding at May 1, 2010, January 30, 2010, and May 2, 2009, respectively)	206,711	198,879	178,889
Retained earnings	259,993	239,531	181,986
Accumulated other comprehensive income (loss)	724	343	(1,258)

Total stockholders’ equity	467,428	438,753	359,617

Total Liabilities and Stockholders’ Equity	$659,396	$636,130	$528,247

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended
	May 1, 2010	May 2, 2009
Net sales:
Retail	$249,992	$227,980
Play & Music	2,834	2,895

Total net sales	252,826	230,875
Cost of goods sold, including buying and occupancy expenses	(122,652)	(121,346)

Gross profit	130,174	109,529
Selling, general and administrative expenses	(81,515)	(73,345)

Operating income	48,659	36,184
Other income, net	29	307

Income before income taxes	48,688	36,491
Income tax expense	(19,502)	(14,684)

Net income	$29,186	$21,807

Net income per share:
Basic	$1.02	$0.77
Diluted	$0.99	$0.74

Weighted-average shares outstanding:
Basic	28,576	28,447
Diluted	29,509	29,455

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 1, 2010	May 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,186	$21,807
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,586	8,983
Loss on disposal/impairment of assets	433	272
Provision for deferred income taxes	546	4,390
Excess tax benefits from exercise and vesting of share-based awards	(3,793)	(329)
Tax benefit from exercise of stock options and vesting of restricted stock awards and restricted stock units	3,819	355
Share-based compensation expense	4,561	3,874
Change in assets and liabilities:
Accounts receivable	(5,071)	(5,881)
Merchandise inventories	11,177	14,514
Prepaid expenses and other assets	(9,370)	(9,833)
Income tax payable	2,188	5,489
Accounts payable	(7,335)	(16,160)
Accrued liabilities	4,585	(8,812)
Lease incentives and other deferred liabilities	1,948	3,572

Net cash provided by operating activities	42,460	22,241

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13,439)	(9,048)

Net cash used in investing activities	(13,439)	(9,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	952	423
Repurchases of common stock	(21,054)	(4,444)
Excess tax benefits from exercise and vesting of share-based awards	3,793	329

Net cash used in financing activities	(16,309)	(3,692)

Effect of exchange rate fluctuations on cash	279	217

Net increase in cash and cash equivalents	12,991	9,718

CASH AND CASH EQUIVALENTS:
Beginning of period	257,672	140,472

End of period	$270,663	$150,190

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$6,887	$3,511

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$12,425	$5,984
Cash paid for interest	$18	$—

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are wholly owned (the “Company”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature.

The results of operations for the 13 weeks ended May 1, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 29, 2011 (“fiscal 2010”).

2. Recently Issued Accounting Standards

In January 2010, the FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company adopted this guidance as of the beginning of fiscal 2010, except for the new disclosures in the Level 3 reconciliation, which will be adopted during the first quarter of fiscal 2011. The adoption of this guidance did not have and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities measured at fair value as of May 1, 2010, January 30, 2010 and May 2, 2009.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended May 1, 2010 and May 2, 2009, the Company was not required to measure any significant non-financial assets and liabilities at fair value.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4. Derivative Instruments

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s margins on the eventual sales of inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. As of May 1, 2010, January 30, 2010 and May 2, 2009, the notional amount of these contracts was approximately $3.6 million, $5.2 million and $2.2 million, respectively. These contracts are treated as cash flow hedges. The fair value of these contracts and their impact on the financial statements is not material for all periods presented.

5. Share-based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consisted of the following:

	13 weeks ended
	May 1, 2010	May 2, 2009
	(in thousands)
Stock options	$3	$164
Restricted stock awards and units	4,558	3,710

Total	$4,561	$3,874

The following tables summarize restricted stock award and restricted stock unit activity during the 13 weeks ended May 1, 2010:

	Restricted Stock Awards
	Number of shares	Weighted- average grant date fair value per share
	(in thousands)
Nonvested at January 30, 2010	993	$33.97
Granted	305	39.67
Vested	(396)	32.63

Nonvested at May 1, 2010	902	$36.48

Restricted stock granted during the first quarter of fiscal 2010 is subject to performance-based vesting conditions for fiscal 2010, which will determine the total number of restricted stock awards that could ultimately vest over four years.

The fair value of restricted stock awards vested during each of the 13 weeks ended May 1, 2010 and May 2, 2009, was $18.1 million and $ 8.3 million, respectively. As of May 1, 2010, there was $18.7 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.8 years.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Restricted Stock Units
	Number of shares	Weighted- average grant date fair value per share
	(in thousands)
Nonvested at January 30, 2010	407	$27.00
Granted	138	51.39
Vested	(140)	29.21

Nonvested at May 1, 2010	405	$34.55

The fair value of restricted stock units vested during each of the 13 weeks ended May 1, 2010 and May 2, 2009, was $6.8 million and $ 2.1 million, respectively. As of May 1, 2010, there was $10.0 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.9 years.

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

	13 Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Weighted-average number of shares - basic	28,576	28,447
Add: effect of dilutive securities	933	1,008

Weighted-average number of shares - diluted	29,509	29,455

The number of share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect was immaterial for all periods presented.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, was as follows:

	13 Weeks Ended
	May 1, 2010	May 2, 2009
	(in thousands)
Net income	$29,186	$21,807
Foreign currency translation	562	524
Changes in fair market value of cash flow hedges, net of tax	(181)	(360)

Total comprehensive income, net of tax	$29,567	$21,971

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

The following tables provide the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended May 1, 2010
	Retail Stores	Play & Music	Total
Net sales	$249,992	$2,834	$252,826
Operating income	47,731	928	48,659
Total assets	655,142	4,254	659,396

	13 Weeks Ended May 2, 2009
	Retail Stores	Play & Music	Total
Net sales	$227,980	$2,895	$230,875
Operating income	35,145	1,039	36,184
Total assets	523,871	4,376	528,247

Depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment.

The Company attributes revenues to individual countries based on selling location. Net retail sales from our international locations (including Canada and Australia) amounted to $8.6 million and $7.8 million for the 13 weeks ended May 1, 2010 and May 2, 2009, respectively. Long-lived assets held by our international locations amounted to $5.5 million, $5.0 million and $3.0 million as of May 1, 2010, January 30, 2010 and May 2, 2009, respectively.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

9. Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility, which expires in September 2010, may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. As of May 1, 2010, $54.1 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding.

10. Share Repurchase

In November 2009, the Board of Directors authorized the Company to utilize up to $40 million of its cash reserves to purchase shares of the Company’s outstanding common stock under a share repurchase program. During the 13 weeks ended May 1, 2010, the Company purchased 248,592 shares at a cost of $10.2 million, or approximately $41.13 per share. As of May 1, 2010, the Company had approximately $3.4 million available for common stock repurchases under this share repurchase program.

The Company completed the repurchase of $40 million of the Company’s outstanding common stock on May 24, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 1, 2010 and May 2, 2009, and the related condensed consolidated statements of income, and cash flows for the thirteen week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of January 30, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated March 29, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 8, 2010

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

The following discussion and analysis should be read in conjunction with the financial statements and related notes thereto included elsewhere in this Quarterly Report. This report contains forward-looking statements that involve risks and uncertainties, including statements regarding planned store openings, expected tax rates, future cash generated from operations and future cash needs. Inaccurate assumptions and known and unknown risks and uncertainties can affect the accuracy of forward-looking statements, and the Company’s actual results could differ materially from results that may be anticipated by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, continued high levels of unemployment and consumer debt, volatility in the financial markets, current economic conditions, customer reactions to new merchandise, service levels and new concepts, success in meeting delivery targets, the level of our promotional activity, our gross margin achievement, our ability to appropriately manage inventory, effects of future embargoes from countries used to source product, competitive market conditions, the effects of rising commodity prices (including cotton prices) on product costs and gross margins, and the other factors described in this document and in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010. When used in this document, the words “believes,” “expects,” “estimates” or “anticipates” and similar expressions are intended to identify certain of these forward-looking statements. In addition, any statements that refer to expectations, projections, or other characterizations of future events or circumstances are forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on information available as of the date of this report. The Company does not intend to revise any forward-looking statements to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made in this report, in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 and its other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company’s business, prospects and results of operations.

General

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK® and CRAZY 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of May 1, 2010, the Company operated a total of 987 retail stores: 632 Gymboree stores (595 in the United States, 34 in Canada, 2 in Puerto Rico and 1 in Australia), 146 Gymboree Outlet stores, 118 Janie and Jack shops, and 91 Crazy 8 stores in the United States. The Company also operates online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com, and offers directed parent-child developmental play programs at 673 franchised and company-operated centers in the United States and 32 other countries.

During the first quarter of fiscal 2010, the Company opened 3 Gymboree stores (2 in the United States and 1 in Australia), 6 Gymboree Outlet stores, and 26 Crazy 8 stores. The Company also relocated, remodeled or expanded 10 Gymboree stores and closed 1 Janie and Jack shop.

During the second quarter of fiscal 2010, the Company plans to open 35 new stores consisting of 4 Gymboree stores (including 1 store in Australia), 1 Gymboree Outlet store, 2 Janie and Jack shops and 28 Crazy 8 stores, and plans to remodel, relocate or expand 26 Gymboree stores.

Results of Operations

13 weeks ended May 1, 2010, compared to 13 weeks ended May 2, 2009

Net Sales

Net retail sales in the first quarter of fiscal 2010 increased to $250.0 million from $228.0 million in the same period last year, an increase of $22.0 million, or 9.6%. This increase was primarily due to net store and square footage growth of 86 stores and approximately 197,000 square feet, respectively. Comparable store sales for the first quarter of fiscal 2010 increased 2% from the same period in the prior year. The increase in comparable store sales was primarily due to increases in average transaction size and average unit retail prices. There were 987 stores open at the end of the first quarter of fiscal 2010 compared to 901 as of the end of the same period last year.

Gross Profit

Gross profit for the first quarter of fiscal 2010 increased to $130.2 million from $109.5 million in the same period last year. As a percentage of net sales, gross profit for the first quarter of fiscal 2010 increased 4.1 percentage points to 51.5% from 47.4% in the same period last year. This increase was primarily due to an increase in average unit retail prices and lower product costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $81.5 million in the first quarter of fiscal 2010 from $73.3 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 32.2% for the first quarter of fiscal 2010 compared to 31.8% in the same period last year. This increase was primarily due to higher incentive compensation as well as an increase in operating supply expenses, and was partially offset by reductions in marketing expense and store compensation.

Income Taxes

The Company’s effective tax rates for the first quarter of fiscal 2010 and 2009 were 40.1% and 40.2%, respectively. The actual fiscal 2010 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2010, and the potential resolution of tax contingencies.

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

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates affecting the application of those accounting policies since the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $270.7 million at May 1, 2010, an increase of $13.0 million from January 30, 2010. Working capital as of May 1, 2010 was $311.2 million compared to $287.3 million as of January 30, 2010.

Net cash provided by operating activities for the 13 weeks ended May 1, 2010 was $42.5 million compared to $22.2 million in the same period last year. This increase was primarily due to:

•	an increase in accrued liabilities during the 13 weeks ended May 1, 2010 compared to a decrease during the same period last year. This was due to the timing of payments;

•	an increase in operating income; and

•	a smaller decrease in accounts payable during the 13 weeks ended May 1, 2010 compared to the same period last year, which was due to the timing of payments.

The above factors were partially offset by:

•	a smaller decrease in inventory levels during the 13 weeks ended May 1, 2010 compared to the same period last year, in part due to compliance with new consumer product safety laws in the prior year;

•	a smaller increase in income tax payable during the 13 weeks ended May 1, 2010 compared to the same period last year, which was due to the timing of payments; and

•

a smaller increase in lease incentives and other deferred liabilities during the 13 weeks ended May 1, 2010 compared to the same period last year, primarily due to the expiration of the Company’s original co-branded credit card agreement with a third-party bank, which provided for minimum guaranteed annual payments (the new agreement does not include such guarantees).

Net cash used in investing activities for the 13 weeks ended May 1, 2010 was $13.4 million compared to $9.0 million in the same period last year. Capital expenditures were primarily related to the opening of new stores, relocation, remodeling or expansion of existing stores, information technology improvements, and continued investment in the Company’s distribution center. The increase in capital expenditures was primarily due to an increase in new store construction. The Company opened 35 new stores during the first quarter of fiscal 2010 compared to 15 new stores during the first quarter of fiscal 2009.

Net cash used in financing activities for the 13 weeks ended May 1, 2010 was $16.3 million compared to $3.7 million in the same period last year. This increase was primarily due to the Company’s share repurchase program.

Pursuant to the $40 million common stock repurchase program authorized by the Board of Directors in November 2009, the Company repurchased and retired 248,592 shares of Company common stock at an aggregate cost of approximately $10.2 million or approximately $41.13 per share, in the first quarter of fiscal 2010. The Company completed the repurchase of $40 million of the Company’s common stock on May 24, 2010.

Financing activities for the 13 weeks ended May 1, 2010 and May 2, 2009 also included $10.9 million and $4.4 million, respectively, in stock repurchases, primarily reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period. Employees satisfy their minimum statutory tax requirements through a net settlement feature whereby restricted stock awards and units are sold on their vest date to cover tax obligations.

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility, which expires in September 2010, may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of May 1, 2010, the Company was in compliance with these covenants. As of May 1, 2010, $54.1 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 13 weeks ended May 1, 2010 was $62.8 million.

The Company anticipates that cash generated from operations, together with its existing cash resources and funds available from current and future credit facilities, will be sufficient to satisfy the Company’s cash needs through the next 12 months.

There have been no material changes outside the ordinary course of business to the Company’s contractual obligations since its Annual Report on Form 10-K for the year ended January 30, 2010.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
May 1, 2010	$3,583	$(56)	$0.98
January 30, 2010	$5,181	$179	$0.93
May 2, 2009	$2,185	$(187)	$0.84

Item 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure them that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and the Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the first quarter of fiscal 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

There has been no material change to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 18, 2009, the Company announced that its Board of Directors had authorized the Company to utilize up to $40 million of its cash reserves to purchase shares of the Company’s outstanding common stock under a share repurchase program. Purchases under the share repurchase program could be made from time to time on the open market or in privately negotiated transactions. The Company retired the repurchased shares.

Stock repurchases for the quarter ended May 1, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (January 31 - February 27)	248,592	$41.13	248,592	$3,424,000
Month #2 (February 28 - April 3)	—	$—	—	$3,424,000
Month #3 (April 4 - May 1)	—	$—	—	$3,424,000

Total	248,592	$41.13	248,592	$3,424,000

The Company completed the repurchase of $40 million of the Company’s common stock on May 24, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

10.54*	Key Terms of Compensation Arrangements for Named Executive Officers

10.56*	Annual Bonus Plan, as amended

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensation plans or arrangements required to be filed as exhibits to this Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

June 8, 2010	By:	/S/ JEFFREY P. HARRIS
Date		Jeffrey P. Harris Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.54*	Key Terms of Compensation Arrangements for Named Executive Officers

10.56*	Annual Bonus Plan, as amended

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contracts or compensation plans or arrangements required to be filed as exhibits to this Report on Form 10-Q.