Form 10-Q
period 2010-07-31
GYMBOREE CORP
filed 2010-09-03
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 31, 2010

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

As of August 28, 2010, 27,342,201 shares of the registrant’s common stock were outstanding.

Part I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	July 31, 2010	January 30, 2010	August 1, 2009
Assets
Current Assets
Cash and cash equivalents	$132,416	$257,672	$164,745
Accounts receivable, net of allowance of $481, $434 and $405	19,070	9,911	16,553
Merchandise inventories	145,501	121,133	129,293
Prepaid income taxes	20,733	—	12,487
Prepaid expenses	5,013	5,315	14,562
Deferred income taxes	14,482	14,463	13,955

Total current assets	337,215	408,494	351,595

Property and Equipment
Land and buildings	15,776	15,776	15,776
Leasehold improvements	242,978	228,254	221,614
Furniture, fixtures and equipment	200,841	192,520	188,403

	459,595	436,550	425,793
Less accumulated depreciation and amortization	(241,776)	(231,089)	(215,832)

	217,819	205,461	209,961
Deferred income taxes	16,630	17,417	17,053
Other assets	4,853	4,758	3,765

Total Assets	$576,517	$636,130	$582,374

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$43,381	$46,470	$55,650
Accrued liabilities	74,063	69,295	70,528
Income tax payable	—	5,381	—

Total current liabilities	117,444	121,146	126,178

Long-Term Liabilities
Lease incentives and other deferred liabilities	73,301	70,859	71,236
Unrecognized tax benefits	5,588	5,372	5,268

Total Liabilities	196,333	197,377	202,682

Commitments and Contingencies	—	—	—
Stockholders’ Equity
Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 27,340,361, 29,369,126 and 29,690,377 shares issued and outstanding at July 31, 2010, January 30, 2010, and August 1, 2009, respectively)	194,764	198,879	185,916
Retained earnings	184,839	239,531	194,147
Accumulated other comprehensive income (loss)	581	343	(371)

Total stockholders’ equity	380,184	438,753	379,692

Total Liabilities and Stockholders’ Equity	$576,517	$636,130	$582,374

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
Net sales:
Retail	$219,497	$212,262	$469,488	$440,241
Play & Music	3,252	3,132	6,086	6,028

Total net sales	222,749	215,394	475,574	446,269
Cost of goods sold, including buying and occupancy expenses	(125,853)	(122,166)	(248,504)	(243,512)

Gross profit	96,896	93,228	227,070	202,757
Selling, general and administrative expenses	(77,897)	(75,809)	(159,412)	(149,154)

Operating income	18,999	17,419	67,658	53,603
Other income, net	103	201	132	509

Income before income taxes	19,102	17,620	67,790	54,112
Income tax expense	(6,848)	(5,459)	(26,350)	(20,143)

Net income	$12,254	$12,161	$41,440	$33,969

Net income per share:
Basic	$0.45	$0.42	$1.49	$1.19
Diluted	$0.44	$0.41	$1.44	$1.15

Weighted-average shares outstanding:
Basic	27,170	28,654	27,873	28,551
Diluted	28,009	29,854	28,759	29,655

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	July 31, 2010	August 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,440	$33,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,544	18,177
Loss on disposal/impairment of assets	759	1,223
Provision for deferred income taxes	725	6,097
Excess tax benefits from exercise and vesting of share-based awards	(3,834)	(1,419)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units	3,864	1,466
Share-based compensation expense	8,538	8,351
Change in assets and liabilities:
Accounts receivable	(9,156)	2,207
Merchandise inventories	(24,445)	(14,133)
Prepaid expenses and other assets	216	(12,064)
Prepaid income taxes	(26,034)	(15,046)
Accounts payable	(3,140)	10,970
Accrued liabilities	9,521	250
Lease incentives and other deferred liabilities	2,672	3,992

Net cash provided by operating activities	20,670	44,040

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(26,530)	(19,253)

Net cash used in investing activities	(26,530)	(19,253)

CASH FLOWS FROM FINANCING ACTIVITIES:
Exercise of stock options	997	1,915
Repurchases of common stock	(124,492)	(4,862)
Excess tax benefits from exercise and vesting of share-based awards	3,834	1,419

Net cash used in financing activities	(119,661)	(1,528)

Effect of exchange rate fluctuations on cash	265	1,014

Net (decrease) increase in cash and cash equivalents	(125,256)	24,273

CASH AND CASH EQUIVALENTS:
Beginning of period	257,672	140,472

End of period	$132,416	$164,745

NON-CASH INVESTING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$9,100	$8,657

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$48,041	$29,984
Cash paid for interest	$47	$30

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

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature except as disclosed in Note 3.

The results of operations for the 26 weeks ended July 31, 2010 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 29, 2011 (“fiscal 2010”).

2. Recently Issued Accounting Standards

In January 2010, the FASB issued guidance that amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company adopted this guidance as of the beginning of fiscal 2010, except for the new disclosures in the Level 3 reconciliation, which will be adopted during the first quarter of fiscal 2011. The adoption of this guidance did not have and is not expected to have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The Company had no significant financial assets or liabilities measured at fair value as of July 31, 2010, January 30, 2010 or August 1, 2009.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 and 26 weeks ended July 31, 2010 and August 1, 2009, the Company recorded charges of approximately $188,000 and $529,000, respectively, related to the impairment of assets at under-performing stores. These impairment charges reduced the carrying amount of the applicable long-lived assets from

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$188,000 and $529,000 to their fair value of zero as of July 31, 2010 and August 1, 2009, respectively. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. These impairment charges are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income. During the 13 and 26 weeks ended July 31, 2010 and August 1, 2009, the Company was not required to measure any other significant non-financial assets and liabilities at fair value.

4. Derivative Instruments

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s margins on the eventual sale of inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. As of July 31, 2010, January 30, 2010 and August 1, 2009, the notional amount of these contracts was approximately $5.0 million, $5.2 million and $5.2 million, respectively. These contracts are treated as cash flow hedges. The fair value of these contracts and their impact on the financial statements are not material for all periods presented.

5. Share-based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consisted of the following:

	13 weeks ended		26 weeks ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Restricted stock awards and units	$3,977	$4,372	$8,535	$8,082
Stock options	—	106	3	269

Total	$3,977	$4,478	$8,538	$8,351

The following table summarizes restricted stock award activity during the 13 and 26 weeks ended July 31, 2010:

	Number of shares (in thousands)	Weighted- average grant date fair value per share
Nonvested at January 30, 2010	993	$33.97
Granted	305	39.67
Vested	(396)	32.63

Nonvested at May 1, 2010	902	$36.48
Granted	65	42.30
Vested	(10)	40.25

Nonvested at July 31, 2010	957	$36.84

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Restricted stock awards granted during the first quarter of fiscal 2010 are subject to performance-based vesting conditions for fiscal 2010, which will determine the total number of restricted stock awards that could ultimately vest over four years.

The fair value of restricted stock awards vested during the 13 weeks ended July 31, 2010 and August 1, 2009, was $0.5 million and $1.3 million, respectively. The fair value of restricted stock awards vested during the 26 weeks ended July 31, 2010 and August 1, 2009, was $18.6 million and $9.6 million, respectively.

As of July 31, 2010, there was $18.1 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock awards, which is expected to be recognized over a weighted-average period of 1.9 years.

The following table summarizes restricted stock unit activity during the 13 and 26 weeks ended July 31, 2010:

	Number of shares (in thousands)	Weighted- average grant date fair value per share
Nonvested at January 30, 2010	407	$27.00
Granted	138	51.39
Vested	(140)	29.21

Nonvested at May 1, 2010	405	$34.55
Granted	1	42.53
Vested	(1)	34.79
Forfeited	(20)	32.90

Nonvested at July 31, 2010	385	$34.65

The fair value of restricted stock units vested was not material for the 13 weeks ended July 31, 2010 and August 1, 2009. The fair value of restricted stock units vested during the 26 weeks ended July 31, 2010 and August 1, 2009, was $6.9 million and $2.1 million, respectively.

As of July 31, 2010, there was $9.2 million of unrecognized compensation cost, before income taxes, related to nonvested restricted stock units, which is expected to be recognized over a weighted-average period of 2.7 years.

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

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Weighted-average number of shares - basic	27,170	28,654	27,873	28,551
Add: effect of dilutive securities	839	1,200	886	1,104

Weighted-average number of shares - diluted	28,009	29,854	28,759	29,655

The number of share-based awards excluded from the computation of weighted-average shares due to their anti-dilutive effect was immaterial for each period presented.

7. Comprehensive Income

Comprehensive income, which includes net income, foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, was as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31, 2010	August 1, 2009	July 31, 2010	August 1, 2009
	(in thousands)
Net income	$12,254	$12,161	$41,440	$33,969
Foreign currency translation	(131)	993	431	1,516
Changes in fair market value of cash flow hedges, net of tax	(12)	(105)	(193)	(465)

Total comprehensive income, net of tax	$12,111	$13,049	$41,678	$35,020

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

The following tables provide the summary financial data for each reportable segment (in thousands):

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	13 Weeks Ended July 31, 2010			13 Weeks Ended August 1, 2009
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$219,497	$3,252	$222,749	$212,262	$3,132	$215,394
Operating income	17,438	1,561	18,999	16,367	1,052	17,419
Total assets	571,860	4,657	576,517	577,254	5,120	582,374

	26 Weeks Ended July 31, 2010			26 Weeks Ended August 1, 2009
	Retail Stores	Play & Music	Total	Retail Stores	Play & Music	Total
Net sales	$469,488	$6,086	$475,574	$440,241	$6,028	$446,269
Operating income	65,169	2,489	67,658	51,512	2,091	53,603
Total assets	571,860	4,657	576,517	577,254	5,120	582,374

Depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment.

The Company attributes revenues to individual countries based on selling location. Net retail sales from our international locations (including Canada and Australia) amounted to $9.4 million and $8.3 million for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively, and $18.0 million and $16.1 million for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively. Long-lived assets held by our international locations amounted to $6.2 million, $5.0 million and $4.2 million as of July 31, 2010, January 30, 2010 and August 1, 2009, respectively.

9. Borrowing Arrangements

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. As of July 31, 2010, $78.2 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. On August 24, 2010, the Company entered into a Thirteenth Amendment to Credit Agreement, dated as of August 24, 2010, to, among other things, extend the maturity date of the unsecured revolving credit facility from September 1, 2010 to September 1, 2011.

10. Share Repurchase

In November 2009 and June 2010, the Board of Directors authorized the Company to utilize up to $40 million and $100 million, respectively, of its cash reserves to purchase shares of the Company’s outstanding common stock under two share repurchase programs. During the 13 weeks ended July 31, 2010, the Company purchased 2,364,783 shares at a cost of $103.4 million, or approximately $43.73 per share. During the 26 weeks ended July 31, 2010, the Company purchased 2,613,375 shares at a cost of $113.6 million or approximately $43.49 per share. The Company completed both share repurchase programs during the quarter ended July 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

San Francisco, CA

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of July 31, 2010 and August 1, 2009, and the related condensed consolidated statements of income for the thirteen and twenty-six week periods then ended, and of cash flows for the twenty-six week periods ended July 31, 2010 and August 1, 2009. These interim financial statements are the responsibility of the Company’s management.

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

September 3, 2010

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

General

The Gymboree Corporation is a specialty retailer operating stores selling high-quality apparel and accessories for children under the GYMBOREE®, GYMBOREE OUTLET, JANIE AND JACK® and CRAZY 8® brands, as well as play programs for children under the GYMBOREE PLAY & MUSIC® brand. As of July 31, 2010, the Company operated a total of 1,019 retail stores: 633 Gymboree stores (594 in the United States, 35 in Canada, 2 in Puerto Rico and 2 in Australia), 147 Gymboree Outlet stores, 120 Janie and Jack shops, and 119 Crazy 8 stores in the United States. The Company also operates online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com, and offers directed parent-child developmental play programs at 678 franchised and company-operated centers in the United States and 33 other countries.

During the second quarter of fiscal 2010, the Company opened 3 Gymboree stores (1 in the United States, 1 in Canada and 1 in Australia), 1 Gymboree Outlet store, 2 Janie and Jack shops and 28 Crazy 8 stores. The Company also relocated, remodeled or expanded 23 Gymboree stores and 1 Gymboree Outlet store, and closed 2 Gymboree stores.

During the third quarter of fiscal 2010, the Company plans to open 31 new stores consisting of 3 Gymboree stores (including 1 store in the United States and 2 stores in Canada), 1 Gymboree Outlet store, 2 Janie and Jack shops and 25 Crazy 8 stores, and plans to remodel, relocate or expand 6 Gymboree stores. The Company also plans to open 2 franchised Gymboree stores in the Middle East.

Results of Operations

13 weeks ended July 31, 2010, compared to 13 weeks ended August 1, 2009

Net Sales

Net retail sales in the second quarter of fiscal 2010 increased to $219.5 million from $212.3 million in the same period last year, an increase of $7.2 million, or 3.4%. This increase was primarily due to net store and square footage growth of 93 stores and approximately 215,000 square feet, respectively. Comparable store sales for the second quarter of fiscal 2010 decreased 3% from the same period in the prior year. During the second quarter of fiscal 2010, the Company experienced a decrease in average transaction size due to slight decreases in average unit retail prices and units per transaction as customers continued to focus on value. These decreases were partially offset by an increase in total number of transactions. There were 1,019 stores open at the end of the second quarter of fiscal 2010 compared to 926 as of the end of the same period last year.

Gross Profit

Gross profit for the second quarter of fiscal 2010 increased to $96.9 million from $93.2 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2010 increased 0.2 percentage points to 43.5% from 43.3% in the same period last year. This increase was primarily due to lower product costs and was partially offset by deleveraging of occupancy and buying costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $77.9 million in the second quarter of fiscal 2010 from $75.8 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 35.0% for the second quarter of fiscal 2010 compared to 35.2% in the same period last year. This decrease was primarily due to lower incentive compensation, asset impairment charges and marketing expenses, and was partially offset by an increase in store compensation, depreciation expense and professional fees.

Income Taxes

The Company’s effective tax rate for the second quarter of fiscal 2010 and 2009 was 35.8% and 31.0%, respectively. This increase was primarily due to a discrete benefit recognized in the second quarter of fiscal 2009 as a result of changes in estimated taxes related to foreign source income. The Company expects its effective tax rate to be in the range of 39.0% to 40.0% for the third quarter of fiscal 2010. The actual fiscal 2010 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2010, and the potential resolution of uncertain tax positions or changes in tax laws.

Results of Operations

26 weeks ended July 31, 2010, compared to 26 weeks ended August 1, 2009

Net Sales

Net retail sales for the 26 weeks ended July 31, 2010 increased to $469.5 million from $440.2 million in the same period last year, an increase of $29.3 million, or 6.7%. This increase was primarily due to net store and square footage growth of 93 stores and approximately 215,000 square feet, respectively. Comparable store sales for the 26 weeks ended July 31, 2010 remained flat to the corresponding period last year.

Gross Profit

Gross profit for the 26 weeks ended July 31, 2010 increased to $227.1 million from $202.8 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended July 31, 2010 increased 2.3 percentage points to 47.7% from 45.4% in the same period last year. This increase was primarily due to lower product costs and was partially offset by deleveraging of occupancy costs.

Selling, General and Administrative Expenses

SG&A expenses increased to $159.4 million for the 26 weeks ended July 31, 2010 from $149.2 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 33.5% of net sales for the 26 weeks ended July 31, 2010, compared to 33.4% of net sales in the same period last year. This increase was primarily due to an increase in total compensation, operating supplies and depreciation, and was partially offset by a decrease in marketing expenses, asset impairment charges and employee benefits.

Income Taxes

The Company’s effective tax rate for the 26 weeks ended July 31, 2010 and August 1, 2009 was 38.9% and 37.2%, respectively. This increase was primarily due to a discrete benefit recognized in the second quarter of fiscal 2009 as a result of changes in estimated taxes related to foreign source income. The Company expects its effective tax rate to be in the range of 39.0% to 40.0% for the third quarter of fiscal 2010. The actual fiscal 2010 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2010, and the potential resolution of uncertain tax positions or changes in tax laws.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $132.4 million at July 31, 2010, a decrease of $125.3 million from January 30, 2010. Working capital as of July 31, 2010 was $219.8 million compared to $287.3 million as of January 30, 2010.

Net cash provided by operating activities for the 26 weeks ended July 31, 2010 was $20.7 million compared to $44.0 million in the same period last year. This decrease was primarily due to:

•	a decrease in accounts payable during the 26 weeks ended July 31, 2010 compared to an increase during the same period last year, due to the timing of payments;

•

an increase in accounts receivable during the 26 weeks ended July 31, 2010 compared to a decrease during the same period last year, primarily due to the timing of collections related to credit card receivables and the Company’s co-branded credit card agreement;

•

a larger increase in prepaid income taxes during the 26 weeks ended July 31, 2010 compared to the same period last year, due to the timing of payments and greater taxable income in the current year; and

•	a larger increase in inventory levels during the 26 weeks ended July 31, 2010 compared to the same period last year, primarily due to store growth.

The above factors were partially offset by:

•	an increase in operating income;

•

a decrease in prepaid expenses and other assets during the 26 weeks ended July 31, 2010 compared to an increase during the same period last year. This was due to the timing of rent payments associated with the fiscal quarter end; and

•	a larger increase in accrued liabilities during the 26 weeks ended July 31, 2010 compared to the same period last year, which was due to the timing of payments.

Net cash used in investing activities for the 26 weeks ended July 31, 2010 was $26.5 million compared to $19.3 million in the same period last year. Capital expenditures in both periods were primarily related to the opening of new stores, relocation, remodeling or expansion of existing stores and information technology improvements. The increase in capital expenditures was primarily due to an increase in new store construction. The Company opened 69 new stores during the 26 weeks ended July 31, 2010 compared to 40 new stores in the same period last year.

Net cash used in financing activities for the 26 weeks ended July 31, 2010 was $119.7 million compared to $1.5 million in the same period last year. This increase was primarily due to the Company’s share repurchase programs. During the 26 weeks ended July 31, 2010, the Company repurchased and retired 2,613,375 shares of Company common stock at an aggregate cost of approximately $113.6 million or approximately $43.49 per share. Financing activities for the 26 weeks ended July 31, 2010 and August 1, 2009 also include $10.9 million and $4.9 million, respectively, in stock repurchases, primarily reflecting employee minimum statutory tax withholding requirements for restricted stock awards and units that vested during the period. Employees satisfy their minimum statutory tax requirements through a net settlement feature whereby restricted stock awards and units are sold on their vest date to cover tax obligations.

The Company has an unsecured revolving credit facility for borrowings of up to $80 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). The credit facility may be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. The credit facility requires the Company to meet financial covenants on a quarterly basis and limits annual capital expenditures. As of July 31, 2010, the Company was in compliance with these covenants. As of July 31, 2010, $78.2 million of documentary and standby letters of credit were outstanding, and no borrowings were outstanding. The maximum amount of documentary and standby letters of credit outstanding during the 26 weeks ended July 31, 2010 was $78.2 million. On August 24, 2010, the Company entered into a Thirteenth Amendment to Credit Agreement, dated as of August 24, 2010, to, among other things, extend the maturity date of the unsecured revolving credit facility from September 1, 2010 to September 1, 2011.

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in United States dollars.

	Notional Amount	Fair Value Gain (Loss)	Weighted Average Rate
	(in thousands, except weighted average rate data)
July 31, 2010	$5,021	$(107)	$0.97
January 30, 2010	$5,181	$179	$0.93
August 1, 2009	$5,203	$(69)	$0.93

Item 4.	CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

The Company also maintains a system of internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). During the second quarter of fiscal 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

Not applicable.

Item 1A.	RISK FACTORS

There has been no material change to the risk factors discussed in Part I, “Item 1A. Risk Factors,” in the Company’s Annual Report on Form 10-K for the year ended January 30, 2010.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On November 16, 2009, the Board of Directors authorized the Company to utilize up to $40 million of its cash reserves to purchase shares of the Company’s outstanding common stock under a share repurchase program expiring October 30, 2010. The Company completed the $40 million share repurchase program on May 24, 2010. On June 8, 2010, the Board of Directors authorized the Company to utilize $100 million of its cash reserves to purchase shares of the Company’s outstanding common stock under an additional share repurchase program expiring June 8, 2011. The Company completed the $100 million share repurchase program during the quarter ended July 31, 2010. Purchases under both share repurchase programs could be made from time to time on the open market or in privately negotiated transactions. The Company retired the repurchased shares.

Stock repurchases for the quarter ended July 31, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Month #1 (May 2 - May 29)	75,375	$45.41	75,375	$—
Month #2 (May 30 - July 3)	2,203,063	$43.66	2,203,063	$3,819,000
Month #3 (July 4 - July 31)	86,345	$44.22	86,345	$—

Total	2,364,783	$43.73	2,364,783	$—

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4.	(REMOVED AND RESERVED)

Item 5.	OTHER INFORMATION

Not applicable.

Item 6.	EXHIBITS

10.92	Twelfth Amendment to Credit Agreement, dated as of June 4, 2010. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Exhibit 10.92 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 3, 2010	By:	/S/ JEFFREY P. HARRIS
Date		Jeffrey P. Harris Chief Financial Officer

Exhibit Index

Exhibit Number	Description

10.92	Twelfth Amendment to Credit Agreement, dated as of June 4, 2010. (1)

15	Letter re: Unaudited Interim Financial Information

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to Exhibit 10.92 to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 30, 2010.