Form 10-Q
period 2011-04-30
GYMBOREE CORP
filed 2011-06-29
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 28, 2011, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s parent holding company, and are not publicly traded.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	Successor		Predecessor
	April 30, 2011	January 29, 2011	May 1, 2010
Assets
Current Assets
Cash and cash equivalents	$48,153	$32,124	$270,663
Accounts receivable, net of allowance of $189, $- and $461	16,527	13,669	14,985
Merchandise inventories	163,666	184,268	110,044
Prepaid income taxes	16,549	16,116	—
Prepaid expenses	5,082	4,856	14,725
Deferred income taxes	35,776	6,697	14,463

Total current assets	285,753	257,730	424,880

Property and Equipment
Land and buildings	26,782	26,782	25,761
Leasehold improvements	126,857	120,768	226,301
Furniture, fixtures and equipment	73,858	71,286	198,623

	227,497	218,836	450,685
Less accumulated depreciation and amortization	(16,909)	(6,345)	(237,714)

	210,588	212,491	212,971
Deferred Income Taxes	—	—	16,812
Goodwill	934,639	934,639	239
Other Intangible Assets	601,796	606,210	1,249
Deferred Financing Costs	52,840	61,983	—
Other Assets	13,059	15,072	3,245

Total Assets	$2,098,675	$2,088,125	$659,396

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$36,201	$54,494	$39,198
Accrued liabilities	80,275	81,100	66,937
Income tax payable	—	—	7,512
Current portion of long-term debt	8,200	8,200	—

Total current liabilities	124,676	143,794	113,647

Long-Term Liabilities
Long-term debt	1,207,613	1,207,791	—
Lease incentives and other deferred liabilities	21,666	18,352	71,842
Unrecognized tax benefits	7,955	7,779	6,479
Deferred income taxes	246,719	224,598	—

Total Liabilities	1,608,629	1,602,314	191,968

Commitments and Contingencies	—	—	—

Stockholders’ Equity
Successor Company - Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued, and outstanding at April 30, 2011 and January 29, 2011)	524,884	508,617	—
Predecessor Company - Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 29,636,034 shares issued and outstanding at May 1, 2010)	—	—	206,711
Retained earnings (deficit)	(33,485)	(23,044)	259,993
Accumulated other comprehensive income (loss)	(1,353)	238	724

Total stockholders’ equity	490,046	485,811	467,428

Total Liabilities and Stockholders’ Equity	$2,098,675	$2,088,125	$659,396

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor	Predecessor
	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net sales:
Retail	$265,882	$249,992
Play & Music and Other	4,374	2,834

Total net sales	270,256	252,826
Cost of goods sold, including buying and occupancy expenses	(159,396)	(122,652)

Gross profit	110,860	130,174
Selling, general and administrative expenses	(84,566)	(81,515)

Operating income	26,294	48,659
Interest income	53	91
Interest expense	(24,003)	(90)
Loss on extinguishment of debt	(19,563)	—
Other income, net	30	28

(Loss) income before income taxes	(17,189)	48,688
Income tax benefit (expense)	6,749	(19,502)

Net (loss) income	$(10,440)	$29,186

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(10,440)	$29,186
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of deferred financing costs and original issue discount	15,860	—
Depreciation and amortization	14,245	9,586
Amortization of deferred financing costs and accretion of original issue discount	1,702	—
Loss on disposal/impairment of assets	768	433
(Benefit) provision for deferred income taxes	(6,952)	546
Excess tax benefits from exercise and vesting of share-based awards	—	(3,793)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units	—	3,819
Share-based compensation expense	1,402	4,561
Change in assets and liabilities:
Accounts receivable	(2,853)	(5,071)
Merchandise inventories	20,764	11,177
Prepaid expenses and other assets	(244)	(9,370)
Income tax payable/prepaid income taxes	(398)	2,188
Accounts payable	(18,302)	(7,335)
Accrued liabilities	(861)	4,585
Lease incentives and other deferred liabilities	4,267	1,948

Net cash provided by operating activities	18,958	42,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,891)	(13,439)
Acquisition of business, net of cash acquired	(1,352)	—
Other	(61)	—

Net cash used in investing activities	(9,304)	(13,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	820,000	—
Payments on Term Loan	(822,050)	—
Proceeds from ABL facility	20,656	—
Payments on ABL facility	(20,656)	—
Deferred financing costs	(6,529)	—
Investment by Parent	14,865	—
Exercise of stock options	—	952
Repurchases of common stock	—	(21,054)
Excess tax benefits from exercise and vesting of share-based awards	—	3,793

Net cash provided by (used in) financing activities	6,286	(16,309)

Effect of exchange rate fluctuations on cash	89	279

Net increase in cash and cash equivalents	16,029	12,991

CASH AND CASH EQUIVALENTS:
Beginning of period	32,124	257,672

End of period	$48,153	$270,663

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$5,058	$6,887
Deferred financing costs incurred, but not yet paid	$139	$—

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$586	$12,425
Cash paid for interest	$11,336	$18

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

On October 11, 2010, The Gymboree Corporation, a Delaware corporation (the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc., a Delaware corporation (“Parent”), and Giraffe Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), whereby Acquisition Sub merged with and into the Company in accordance with the “short-form” merger provisions available under Delaware law (the “Merger”). The Company is continuing as the surviving corporation and 100%-owned indirect subsidiary of the Parent. Investment funds sponsored by Bain Capital Partners, LLC (“Bain”) own a controlling interest in the Parent. The Merger was consummated on November 23, 2010 (“Transaction Date”). The accompanying condensed consolidated balance sheets, statements of operations and cash flows and the notes to the condensed consolidated financial statements are presented for the Predecessor and Successor periods, which relate to the periods preceding and succeeding the Transaction Date, respectively.

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation and its subsidiaries, all of which are 100% owned, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Registration Statement on Form S-4 filed on May 16, 2011.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature, except for a $10.7 million adjustment to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting and the loss on extinguishment of debt disclosed in Note 6.

The results of operations for the 13 weeks ended April 30, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 28, 2012 (“fiscal 2011”).

Classification Error

The Company corrected the classification of approximately $10 million in building costs from leasehold improvements to land and buildings to properly present such amounts in the condensed consolidated balance sheet as of May 1, 2010. The Company’s net property and equipment balance as of May 1, 2010 did not change from the amount previously reported.

Reclassifications

Goodwill and other intangible assets, previously reported in other assets as of May 1, 2010, have been separately disclosed to conform to the current year presentation.

2. Recently Issued Accounting Standards

In January 2010, the FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. The Company adopted this guidance as of January 31, 2010, except for the new disclosures in the Level 3 reconciliation, which were adopted during the first quarter of fiscal 2011. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

3. Investment by Parent

On or about January 31, 2011, Giraffe Holding, Inc. entered into subscription agreements with certain members of the Company’s management team. Under the subscription agreements, such members of the management team purchased an aggregate of 1,580,769 Class A Shares and 175,641 Class L Shares of Holding. The aggregate cash consideration paid for the shares was $7.9 million. This amount was indirectly contributed to the Company by Giraffe Holding, Inc.

In February 2011, investment funds sponsored by Bain purchased an aggregate of 419,231 Class A Shares and 46,581 Class L Shares of Holding for $2.1 million. In addition, an unrelated party purchased an aggregate of 1,000,000 Class A Shares and 111,111 Class L Shares of Holding for $5.0 million. These amounts were indirectly contributed to the Company by Giraffe Holding, Inc.

4. Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	April 30, 2011 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$560,188	$—	$560,188

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(6,830)	29,570
Below market leases	7,049	(586)	6,463
Co-branded credit card agreement	4,000	(266)	3,734
Franchise agreements	1,900	(59)	1,841

	49,349	(7,741)	41,608

Total intangible assets	$609,537	$(7,741)	$601,796

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,623)	$1,535	$(15,088)

	January 29, 2011 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$560,127	$—	$560,127

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(2,874)	33,526
Below market leases	7,049	(255)	6,794
Co-branded credit card agreement	4,000	(112)	3,888
Franchise agreements	1,900	(25)	1,875

	49,349	(3,266)	46,083

Total intangible assets	$609,476	$(3,266)	$606,210

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,623)	$642	$(15,981)

As of May 1, 2010, the Company had intangible assets of approximately $1.2 million and goodwill of approximately $0.2 million, both of which were assigned a fair value of zero in purchase accounting.

During the 13 weeks ended April 30, 2011, the Company recorded amortization income of approximately $0.5 million in cost of goods sold (“COGS”) and amortization expense of approximately $4.1 million in selling, general and administrative expenses (“SG&A”). The Company estimates that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2011 and each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2011 (remaining 39 weeks)	$1,033	$(2,557)	$12,433	$10,909
2012	1,376	(3,253)	16,577	14,700
2013	1,162	(2,651)	2,626	1,137
2014	1,066	(2,071)	751	(254)
2015	843	(1,612)	751	(18)
2016	487	(1,463)	751	(225)

5. Line of Credit

In connection with the Merger discussed in Note 1, the Company entered into a senior secured asset-based revolving credit facility (“ABL”) which provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of April 30, 2011, availability under the ABL Facility was approximately $158.1 million. The ABL provides the Company with the right to request up to $75 million of additional commitments under this facility, subject to the satisfaction of certain conditions, provided that the aggregate amount of additional commitments incurred under both the ABL and the senior secured term loan facility described in Note 6 may not exceed $200 million in the aggregate. Principal amounts outstanding under the ABL are due and payable in full in November 2015. In addition to paying interest on outstanding principal under the ABL, the Company is required to pay a commitment fee on unutilized commitments thereunder, which is initially 0.625% per annum. The ABL contains covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and pay dividends. As of April 30, 2011, there were no borrowings outstanding and $66.9 million of commercial and standby letters of credit were outstanding. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the ABL (see Note 14).

6. Long-Term Debt

Long-term debt consists of (in thousands):

	Successor
	April 30, 2011	January 29, 2011
Senior secured term loan facility, net of discount of $2,137 and $4,010	$815,813	$815,991
9.125% senior subordinated notes	400,000	400,000

Subtotal	1,215,813	1,215,991
Less current portion	(8,200)	(8,200)

Long-term debt - less current portion	$1,207,613	$1,207,791

In connection with the Merger discussed in Note 1, the Company entered into an agreement with several lenders to establish an $820 million senior secured term loan facility (“Term

Loan”). The Term Loan allows the Company to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 5. The interest rate for borrowings under the Term Loan is, at the option of the Company, a base rate plus an additional marginal rate of 3.0% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5% (reduced from 4.0% as a result of the refinancing discussed below). The Term Loan requires the Company to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that the Company prepay the Term Loan with a certain percentage of its annual excess cash flow beginning with the excess cash flow for fiscal 2011. The Term Loan is presented net of the related original issue discount (“OID”). Accretion of OID is included in interest expense and was not material in the first quarter of fiscal 2011. In February 2011, the Company refinanced the Term Loan through an amendment and restatement of its existing credit agreement, to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. In the first quarter of fiscal 2011, the Company recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $15.9 million in deferred financing costs and OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of the Company’s assets and those of its 100%-owned domestic subsidiaries. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Term Loan (see Note 14).

In connection with the Merger discussed in Note 1, the Company issued $400 million aggregate principal amount of 9.125% senior subordinated notes (the “Notes”) due in December 2018. Interest on the Notes is payable semi-annually beginning June 1, 2011. If the Company or its subsidiaries sell certain assets, the Company generally must either invest the net cash proceeds from such sale in its business within a certain period of time, use the proceeds to prepay senior secured debt or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, the Company may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, the Company will not be entitled to redeem the Notes at its option prior to December 1, 2014. The Notes are unsecured senior obligations of the Company. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 14).

Interest expense was $24.0 million for the 13 weeks ended April 30, 2011, including $1.7 million of amortization of deferred financing costs and accretion of OID.

7. Fair Value Measurements

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of April 30, 2011 and January 29, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	April 30, 2011 (Successor)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(in thousands)
Assets
Interest rate caps	$—	$9,838	$—	$9,838

Liabilities
Forward foreign exchange contracts	$—	$238	$—	$238

	January 29, 2011 (Successor)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(in thousands)
Assets
Interest rate caps	$—	$11,863	$—	$11,863

Liabilities
Forward foreign exchange contracts	$—	$33	$—	$33

The fair value of the Company’s interest rate caps was determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, were incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of these contracts for the effect of nonperformance risk, the Company has considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of April 30, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, the Company classified its interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of the Company’s forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The Company had no other financial assets or liabilities measured at fair value as of April 30, 2011 and January 29, 2011. The Company had no significant financial assets or liabilities measured at fair value as of May 1, 2010.

The carrying value of cash and cash equivalents, receivables, and payables approximates their estimated fair values due to the short maturities of these instruments. The Company estimates the fair value of its long-term debt using interest rates currently available to the Company for issuance of notes payable and long-term debt (including current maturities). These interest rates are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	Successor
	April 30, 2011		January 29, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$815,813	$818,441	$815,991	$831,275
Notes	400,000	402,160	400,000	420,500

	$1,215,813	$1,220,601	$1,215,991	$1,251,775

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended April 30, 2011, the Company recorded charges related to the impairment of assets at under-performing stores. The impairment charges reduced the carrying amount of the applicable long-lived assets from $0.7 million to their fair value of zero as of April 30, 2011. The Company recorded no impairment charges during the 13 weeks ended May 1, 2010. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. These impairment charges are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

8. Derivative Instruments

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of these forward exchange contracts is generally less than one year. These contracts are treated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to these forward foreign exchange contracts will be reclassified to cost of goods sold over a three-month period. The Company also enters into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and Canadian entities. The purpose of these contracts is to protect the Company from fluctuations in the exchange rate for Canadian and United States dollars upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

The Company has four interest rate caps to hedge against rising interest rates associated with the Company’s Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. All four caps were designated on the date of execution as cash flow hedges. In December 2010, the Company paid approximately $12.1 million to enter into these caps. This premium, and any related amounts reported in accumulated other comprehensive income, will be amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. The Company estimates that the amounts reclassified from accumulated other comprehensive income to interest expense within the next 12 months will not be material.

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

The Company had the following outstanding derivatives designated as cash flow hedges (dollars in thousands):

	Successor				Predecessor
	April 30, 2011		January 29, 2011		May 1, 2010
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	—	$—
Foreign exchange derivatives
Forward foreign exchange contracts	3	2,483	6	4,505	3	3,583

Total	7	$702,483	10	$704,505	3	$3,583

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets (dollars in thousands).

	Successor
	April 30, 2011		January 29, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate derivatives
Balance Sheet Location	Other Assets		Other Assets
Purchased Caps	$9,838		$11,863
Foreign exchange derivatives
Balance Sheet Location		Accrued liabilities		Accrued liabilities
Forward foreign exchange contracts		$238		$33

Total	$9,838	$238	$11,863	$33

The Company had no significant derivative financial instruments as of May 1, 2010.

The table below presents the effect of the Company’s derivative financial instruments on the condensed consolidated statements of operations. No amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (dollar in thousands).

	13 weeks ended April 30, 2011 (Successor)
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(2,025)	Interest expense	$—
Foreign exchange derivatives
Forward foreign exchange contracts	(223)	Cost of goods sold	(101)

Total	$(2,248)		$(101)

The amount of gain or loss recognized in other comprehensive income (“OCI”) and reclassified from accumulated OCI into income was not significant for the 13 weeks ended May 1, 2010.

9. Share-based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consisted of the following (dollars in thousands):

	Successor	Predecessor
	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Stock options	$1,402	$3
Restricted stock awards and units	—	4,558

Total	$1,402	$4,561

10. Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, was as follows (dollars in thousands):

	Successor	Predecessor
	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
Net (loss) income	$(10,440)	$29,186
Foreign currency translation	533	562
Changes in fair market value of cash flow hedges, net of tax	(2,124)	(181)

Total comprehensive (loss) income, net of tax	$(12,031)	$29,567

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Successor		Predecessor
	April 30, 2011	January 29, 2011	May 1, 2010
Foreign currency translation	$979	$446	$835
Unrealized net loss on cash flow hedges, net of tax	(2,332)	(208)	(111)

Total accumulated other comprehensive income (loss)	$(1,353)	$238	$724

12. Segments

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

Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. Other operating segments that do not meet the criteria of reportable segments are aggregated below. The Other segment primarily relates to the Company’s international retail franchise business, which was launched in August 2010.

The following tables provide the summary financial data of each reportable segment (dollars in thousands):

	13 Weeks Ended April 30, 2011 (Successor)
	Retail Stores	Play & Music	Other	Total
Net sales	$265,882	$2,925	$1,449	$270,256
Operating income	24,536	1,066	692	26,294
Total assets	2,091,410	6,123	1,142	2,098,675

	13 Weeks Ended May 1, 2010 (Predecessor)
	Retail Stores	Play & Music	Total
Net sales	$249,992	$2,834	$252,826
Operating income	47,731	928	48,659
Total assets	655,142	4,254	659,396

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. There are no intersegment revenues.

The Company attributes revenues to individual countries based on selling location. Net retail sales from our international locations (including Canada and Australia) amounted to $9.4 million and $8.6 million for the 13 weeks ended April 30, 2011 and May 1, 2010, respectively. Long-lived assets held by our international locations amounted to $7.0 million, $6.7 million and $5.5 million as of April 30, 2011, January 29, 2011 and May 1, 2010, respectively.

13. Common Stock Repurchases

In November 2009, the Board of Directors authorized the Company to utilize up to $40 million of its cash reserves to purchase shares of the Company’s outstanding common stock under a share repurchase program. During the 13 weeks ended May 1, 2010, the Company purchased 248,592 shares at a cost of $10.2 million or approximately $41.13 per share. The Company completed this share repurchase program on May 24, 2010.

14. Condensed Guarantor Data

In connection with the Merger discussed in Note 1, the Company issued $400 million aggregate principal amount of 9.125% Notes (see Note 6) under an indenture dated November 23, 2010. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of The

Gymboree Corporation and the guarantor and non-guarantor subsidiaries. Intercompany transactions are eliminated.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	April 30, 2011 (Successor)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$39,931	$2,992	$5,230	$—	$48,153
Accounts receivable, net of allowance	483	15,950	94	—	16,527
Merchandise inventories	—	160,630	2,882	154	163,666
Prepaid income taxes	16,020	—	529	—	16,549
Prepaid expenses	3,464	1,570	48	—	5,082
Intercompany receivable	—	352,239	—	(352,239)	—
Deferred income taxes	23,923	11,809	44	—	35,776

Total current assets	83,821	545,190	8,827	(352,085)	285,753

Property and Equipment, net	20,578	182,846	7,164	—	210,588
Deferred Income Taxes	12,925	—	843	(13,768)	—
Goodwill	934,639	—	—	—	934,639
Other Intangible Assets	3,734	597,820	242	—	601,796
Deferred Financing Costs	52,840	—	—	—	52,840
Other Assets	9,843	804	2,412	—	13,059
Investment in subsidiaries	979,542	—	—	(979,542)	—

Total Assets	$2,097,922	$1,326,660	$19,488	$(1,345,395)	$2,098,675

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,717	$31,340	$144	$—	$36,201
Accrued liabilities	38,539	40,501	1,235	—	80,275
Current portion of long-term debt	8,200	—	—	—	8,200
Intercompany payable	344,089	—	7,666	(351,755)	—

Total current liabilities	395,545	71,841	9,045	(351,755)	124,676
Long-Term Liabilities:
Long-term debt	1,207,613	—	—	—	1,207,613
Lease incentives and other liabilities	4,717	21,224	3,680	—	29,621
Deferred income taxes	—	260,487	—	(13,768)	246,719

Total Liabilities	1,607,875	353,552	12,725	(365,523)	1,608,629

Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	490,047	973,108	6,763	(979,872)	490,046

Total Liabilities and Stockholders’ Equity	$2,097,922	$1,326,660	$19,488	$(1,345,395)	$2,098,675

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	January 29, 2011 (Successor)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19,157	$6,530	$6,437	$—	$32,124
Accounts receivable, net of allowance	620	12,960	89	—	13,669
Merchandise inventories	—	181,544	2,955	(231)	184,268
Prepaid income taxes	15,404	—	712	—	16,116
Prepaid expenses	3,149	1,658	49	—	4,856
Intercompany receivable	—	333,845	—	(333,845)	—
Deferred income taxes	—	7,805	28	(1,136)	6,697

Total current assets	38,330	544,342	10,270	(335,212)	257,730

Property and Equipment, net	21,411	184,203	6,877	—	212,491
Deferred Income Taxes	37,573	—	828	(38,401)	—
Goodwill	934,639	—	—	—	934,639
Other Intangible Assets	3,888	602,081	241	—	606,210
Deferred Financing Costs	61,983	—	—	—	61,983
Other Assets	11,867	802	2,403	—	15,072
Investment in subsidiaries	962,297	—	—	(962,297)	—

Total Assets	$2,071,988	$1,331,428	$20,619	$(1,335,910)	$2,088,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,235	$50,040	$219	$—	$54,494
Accrued liabilities	36,197	43,538	1,365	—	81,100
Deferred income taxes	1,136	—	—	(1,136)	—
Intercompany payable	323,911	—	9,846	(333,757)	—
Current portion of long-term debt	8,200	—	—	—	8,200

Total current liabilities	373,679	93,578	11,430	(334,893)	143,794
Long-Term Liabilities:
Long-term debt	1,207,791	—	—	—	1,207,791
Lease incentives and other liabilities	4,707	17,990	3,434	—	26,131
Deferred income taxes	—	262,999	—	(38,401)	224,598

Total Liabilities	1,586,177	374,567	14,864	(373,294)	1,602,314

Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	485,811	956,861	5,755	(962,616)	485,811

Total Liabilities and Stockholders’ Equity	$2,071,988	$1,331,428	$20,619	$(1,335,910)	$2,088,125

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	May 1, 2010 (Predecessor)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$260,708	$4,796	$5,159	$—	$270,663
Accounts receivable, net of allowance	548	14,285	152	—	14,985
Merchandise inventories	—	107,385	2,882	(223)	110,044
Prepaid expenses	12,489	1,639	1,567	(970)	14,725
Intercompany receivable	—	273,864	—	(273,864)	—
Deferred income taxes	—	17,527	457	(3,521)	14,463

Total current assets	273,745	419,496	10,217	(278,578)	424,880

Property and Equipment, net	23,350	183,592	6,029	—	212,971
Deferred Income Taxes	17,859	—	—	(1,047)	16,812
Other Assets	4	1,838	2,891	—	4,733
Investment in subsidiaries	500,389	—	—	(500,389)	—

Total Assets	$815,347	$604,926	$19,137	$(780,014)	$659,396

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,152	$24,483	$563	$—	$39,198
Accrued liabilities	29,042	36,534	1,361	—	66,937
Income tax payable	8,482	—	—	(970)	7,512
Deferred income taxes	3,521	—	—	(3,521)	—
Intercompany payable	266,018	—	7,759	(273,777)	—

Total current liabilities	321,215	61,017	9,683	(278,268)	113,647
Long-Term Liabilities:
Lease incentives and other liabilities	26,704	48,717	3,947	(1,047)	78,321

Total Liabilities	347,919	109,734	13,630	(279,315)	191,968

Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	467,428	495,192	5,507	(500,699)	467,428

Total Liabilities and Stockholders’ Equity	$815,347	$604,926	$19,137	$(780,014)	$659,396

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE QUARTER ENDED APRIL 30, 2011 (SUCCESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$293	$260,067	$10,054	$(4,532)	$265,882
Play & Music and Other	—	4,374	—	—	4,374
Intercompany revenue	11,315	234	—	(11,549)	—

Total net sales	11,608	264,675	10,054	(16,081)	270,256
Cost of goods sold, including buying and occupancy expenses	(1,323)	(155,941)	(6,647)	4,515	(159,396)

Gross profit	10,285	108,734	3,407	(11,566)	110,860
Selling, general and administrative expenses	(11,686)	(81,406)	(3,047)	11,573	(84,566)

Operating (loss) income	(1,401)	27,328	360	7	26,294
Interest income	—	26	27	—	53
Interest expense	(24,003)	—	—	—	(24,003)
Loss on extinguishment of debt	(19,563)	—	—	—	(19,563)
Other income (expense), net	37	—	(7)	—	30

(Loss) income before income taxes and equity in earnings of affiliates	(44,930)	27,354	380	7	(17,189)
Income tax benefit (expense)	17,661	(10,750)	(162)	—	6,749
Equity in earnings of affiliates, net of tax	16,829	—	—	(16,829)	—

Net (loss) income	$(10,440)	$16,604	$218	$(16,822)	$(10,440)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF INCOME

FOR THE QUARTER ENDED MAY 1, 2010 (PREDECESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,876	$243,164	$9,237	$(4,285)	$249,992
Play & Music	—	2,834	—	—	2,834
Intercompany revenue	14,687	231	—	(14,918)	—

Total net sales	16,563	246,229	9,237	(19,203)	252,826
Cost of goods sold, including buying and occupancy expenses	(983)	(120,707)	(5,153)	4,191	(122,652)

Gross profit	15,580	125,522	4,084	(15,012)	130,174
Selling, general and administrative expenses	(19,144)	(74,256)	(3,058)	14,943	(81,515)

Operating (loss) income	(3,564)	51,266	1,026	(69)	48,659
Interest income	84	—	7	—	91
Interest expense	(90)	—	—	—	(90)
Other income (expense), net	31	—	(3)	—	28

(Loss) income before income taxes and equity in earnings of affiliates	(3,539)	51,266	1,030	(69)	48,688
Income tax benefit (expense)	2,123	(20,612)	(1,013)	—	(19,502)
Equity in earnings of affiliates, net of tax	30,602	—	—	(30,602)	—

Net income	$29,186	$30,654	$17	$(30,671)	$29,186

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE QUARTER ENDED APRIL 30, 2011 (SUCCESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$15,776	$2,392	$790	$—	$18,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(769)	(6,861)	(261)	—	(7,891)
Acquisition of business, net of cash acquired	(1,352)	—	—	—	(1,352)
Other	—	(61)	—	—	(61)

Net cash used in investing activities	(2,121)	(6,922)	(261)	—	(9,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	833	992	(1,825)	—	—
Proceeds from Term Loan	820,000	—	—	—	820,000
Payments on Term Loan	(822,050)	—	—	—	(822,050)
Proceeds from ABL facility	20,656	—	—	—	20,656
Payments on ABL faciliity	(20,656)	—	—	—	(20,656)
Deferred financing costs	(6,529)	—	—	—	(6,529)
Investment by Parent	14,865	—	—	—	14,865

Net cash provided by (used in) financing activities	7,119	992	(1,825)	—	6,286

Effect of exchange rate fluctuations on cash	—	—	89	—	89

Net increase (decrease) in cash and cash equivalents	20,774	(3,538)	(1,207)	—	16,029

CASH AND CASH EQUIVALENTS:
Beginning of Period	19,157	6,530	6,437	—	32,124

End of Period	$39,931	$2,992	$5,230	$—	$48,153

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE QUARTER ENDED MAY 1, 2010 (PREDECESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$17,868	$24,697	$(105)	$—	$42,460

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(825)	(12,184)	(430)	—	(13,439)
Investment in subsidiaries	(1,981)	—	—	1,981	—

Net cash used in investing activities	(2,806)	(12,184)	(430)	1,981	(13,439)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	17,559	(12,769)	(4,790)	—	—
Investment by parent	—	—	1,981	(1,981)	—
Exercise of stock options	952	—	—	—	952
Excess tax benefits from exercise and vesting of share-based awards	2,663	1,130	—	—	3,793
Repurchases of common stock	(21,054)	—	—	—	(21,054)

Net cash provided by (used in) financing activities	120	(11,639)	(2,809)	(1,981)	(16,309)

Effect of exchange rate fluctuations on cash	—	—	279	—	279

Net increase (decrease) in cash and cash equivalents	15,182	874	(3,065)	—	12,991

CASH AND CASH EQUIVALENTS:
Beginning of Period	245,526	3,922	8,224	—	257,672

End of Period	$260,708	$4,796	$5,159	$—	$270,663

The Gymboree Corporation and its guarantor subsidiaries participate in a cash pooling program. As part of this program, cash balances are generally swept on a daily basis between the guarantor subsidiary bank accounts and those of the Gymboree Corporation. In addition,

The Gymboree Corporation pays expenses on behalf of its guarantor and non-guarantor subsidiaries on a regular basis. These types of transactions have been accounted for as intercompany transfers within financing activities.

The Gymboree Corporation’s transactions include interest, tax payments and intercompany sales transactions related to administrative costs incurred by The Gymboree Corporation, which are billed to guarantor and non-guarantor subsidiaries on a cost plus basis. All intercompany transactions are presumed to be settled in cash and therefore are included in operating activities. Non-operating cash flow changes have been classified as financing activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of April 30, 2011 (Successor) and May 1, 2010 (Predecessor), and the related condensed consolidated statements of operations, and cash flows for the thirteen week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of January 29, 2011 (Successor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the period from November 23, 2010 to January 29, 2011 (Successor) and for the period from January 30, 2010 to November 22, 2010 (Predecessor) and in our report dated April 28, 2011 (May 13, 2011 as to Note 19), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2011 (Successor), is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 28, 2011

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This quarterly report contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to: future sales, costs and expenses and gross profit percentages; the continuation of historical trends; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we had expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Risk Factors” and elsewhere in this quarterly report. Some of the factors that we believe could affect our results include:

•	our substantial indebtedness and potential additional future indebtedness and our ability to generate cash to service such indebtedness;

•	restrictions in our debt agreements that limit our flexibility in operating our business;

•	general economic conditions;

•	our ability to anticipate and timely respond to changes in trends and consumer preferences;

•	increased production, commodity costs (including cotton prices) and labor costs;

•	the impact of consumer product safety laws, regulations or related legal actions;

•	additional U.S. regulation of foreign trade or delays caused by additional U.S. customs requirements;

•	competitive market conditions;

•	interruption in the operation of our distribution facility;

•	negative publicity or liability arising from our manufacturers’ violations of labor laws or unethical conduct;

•	the loss of a key buying agent;

•	third parties’ failure to provide services to us;

•	damage to our computer systems;

•	security breaches of our databases containing customer or other personal information;

•	our ability to implement new information technology systems;

•	success in meeting merchandise delivery targets;

•	disruptions to our online businesses;

•	our ability to acquire and successfully integrate businesses into our organization;

•	our ability to locate new stores and relocate existing stores;

•	our ability to protect our intellectual property rights;

•	the impact of litigation on our business;

•	fluctuations in our tax obligations and effective tax rate;

•	our ability to attract and retain key personnel and other qualified team members;

•	changes in seasonal consumer spending patterns;

•	our ability to successfully open new stores;

•	customer traffic in shopping malls;

•	our ability to expand internationally and the effect of franchising and similar arrangements; and

•	other factors as set forth in this quarterly report, particularly in “Risk Factors.”

We refer to more detailed descriptions of these and other risks and uncertainties in the section entitled “Risk Factors.” We encourage you to read those descriptions carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments, except as otherwise required by law.

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of April 30, 2011, the Company operated a total of 1,087 retail stores, including 1,045 stores in the United States (593 Gymboree stores, 150 Gymboree Outlet stores, 123 Janie and Jack shops and 179 Crazy 8 stores), 37 Gymboree stores in Canada, 2 Gymboree stores in Australia, 2 Gymboree stores in Puerto Rico and 1 Gymboree Outlet store in Puerto Rico, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. The Company also offers directed parent-child developmental play programs at 697 franchised and Company-operated centers in the United States and 37 other countries. In addition, as of April 30, 2011, a franchisee operated 7 Gymboree stores in the Middle East.

During the first quarter of fiscal 2011, the Company opened 24 Crazy 8 stores and 1 Gymboree Outlet store. The Company also relocated, remodeled or expanded 2 Gymboree stores and closed 1 Gymboree store and 2 Crazy 8 stores.

During the remainder of fiscal 2011, the Company plans to open approximately 65 to 75 new stores consisting mostly of Crazy 8 stores. In addition, a franchisee plans to open approximately 6 stores in the Middle East.

Effect of the Merger

On October 11, 2010, The Gymboree Corporation entered into an Agreement and Plan of Merger with Giraffe Holding, Inc. (“Parent”), and Giraffe Acquisition Corporation, a wholly owned subsidiary of Parent (“Acquisition Sub”), whereby Acquisition Sub merged with and into the Company in accordance with the “short-form” merger provisions available under Delaware law (the “Merger”). The application of purchase accounting as a result of the Merger required the adjustment of the Company’s assets and liabilities to their fair value, which resulted in an increase in amortization expense related to intangible assets acquired as a result of the Merger. Also, as a result of the Merger, the Company’s borrowings and interest expense significantly increased. The excess of purchase price over the estimated fair value of the Company’s net assets and identified intangible assets was allocated to goodwill. The Company’s indefinite-lived intangible assets and goodwill are subject to periodic tests for impairment. In the first quarter of fiscal 2011, the Company recorded a non-recurring charge of $10.7 million to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows other purchase accounting adjustments that affected the quarter, as well as a reconciliation of such measures to net income (loss).

Results of Operations

13 weeks ended April 30, 2011, compared to 13 weeks ended May 1, 2010

Net Sales

Net retail sales in the first quarter of fiscal 2011 increased to $265.9 million from $250.0 million in the same period last year, an increase of $15.9 million, or 6.4%. This increase was primarily due to net store and square footage growth of 100 stores and approximately 229,000 square feet, respectively. Comparable store sales for the first quarter of fiscal 2011 were flat compared to the same period in the prior year. There were 1,087 stores open at the end of the first quarter of fiscal 2011 compared to 987 as of the end of the same period last year.

Gymboree Play & Music and Other net sales in the first quarter of fiscal 2011 increased to $4.4 million from $2.8 million in the same period last year. This increase was primarily related to the Company’s international retail franchise business, which was launched in August 2010. As of April 30, 2011, a franchisee operated 7 Gymboree stores in the Middle East.

Gross Profit

Gross profit for the first quarter of fiscal 2011 decreased to $110.9 million from $130.2 million in the same period last year. As a percentage of net sales, gross profit for the first quarter of fiscal 2011 decreased 10.5 percentage points to 41.0% from 51.5% in the same period last year. This decrease was primarily due to $14.1 million in purchase accounting adjustments, including a $10.7 million increase in cost of goods sold resulting from an increase in the net book value of inventory, as well as a higher level of markdown selling and higher average unit costs. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report provides additional detail for the $14.1 million in adjustments noted above.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $84.6 million in the first quarter of fiscal 2011, including $6.1 million in purchase accounting adjustments, from $81.5 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 31.3% for the first quarter of fiscal 2011 compared to 32.2% in the same period last year. This decrease was primarily due to lower incentive compensation and share-based compensation, and was partially offset by higher amortization expense and professional fees related to the Merger. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows the purchase accounting adjustments that affected SG&A.

Interest Expense

Interest expense increased to $24.0 million in the first quarter of fiscal 2011 from $0.1 million in the same period last year, primarily due to interest on the Company’s $820 million senior secured term loan (“Term Loan”) and $225 million senior secured asset-based revolving credit facility (“ABL” or “ABL Facility” and, together with the Term Loan, the “Senior Credit Facilities”) entered into, and 9.125% senior subordinated notes (the “Notes”) issued, in connection with the Merger, as well as amortization of the related deferred financing costs and accretion of the original issue discount on the Term Loan.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was approximately $19.6 million in the first quarter of fiscal 2011 and was due to the refinancing of the Term Loan. In February 2011, the Company refinanced the Term Loan through an amendment and restatement of its existing credit agreement, to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018.

Income Taxes

The Company’s effective tax rate for the first quarter of fiscal 2011 and 2010 was 39.3% and 40.1%, respectively. The actual fiscal 2011 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the

Company’s overall level of earnings in fiscal 2011, and the potential resolution of tax contingencies.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $48.2 million at April 30, 2011, an increase of $16.0 million from January 29, 2011. Working capital as of April 30, 2011 was $161.1 million compared to $113.9 million as of January 29, 2011.

Net cash provided by operating activities for the 13 weeks ended April 30, 2011 was $19.0 million compared to $42.5 million in the same period last year. This decrease was primarily due to:

•	a decrease in operating income; and

•	a larger decrease in accounts payable during the 13 weeks ended April 30, 2011 compared to the same period last year, which was due to the timing of payments.

The above factors were partially offset by a smaller increase in prepaid expenses and other assets during the 13 weeks ended April 30, 2011 compared to the same period last year, primarily due to the timing of rent payments associated with the fiscal quarter end.

Net cash used in investing activities for the 13 weeks ended April 30, 2011 was $9.3 million compared to $13.4 million in the same period last year. Capital expenditures were primarily related to the opening of new stores, relocation, remodeling or expansion of existing stores, information technology improvements, and investment in the Company’s distribution center. The decrease in capital expenditures was primarily due to a decrease in new store construction. The Company opened 25 new stores during the first quarter of fiscal 2011 compared to 35 new stores during the first quarter of fiscal 2010.

Net cash provided by financing activities for the 13 weeks ended April 30, 2011 was $6.3 million, compared to net cash used in financing activities of $16.3 million in the same period last year. Net cash provided by financing activities for the 13 weeks ended April 30, 2011 was primarily due to a $14.9 million investment from the Company’s Parent, offset by deferred financing costs related to the refinancing of the Company’s Term Loan and principal payments on the Term Loan. Net cash used in financing activities during the 13 weeks ended May 1, 2010 was primarily for share repurchases.

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

The Company has an $820 million Term Loan and a $225 million ABL Facility. As of April 30, 2011, $818.0 million was outstanding under the Term Loan. There was no indebtedness outstanding under the ABL Facility and approximately $158.1 million of undrawn availability thereunder at April 30, 2011. Amounts available under the ABL are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL contain covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and pay dividends.

We anticipate that cash and cash equivalents generated by operations, the remaining funds available under our Term Loan and ABL and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months.

There have been no material changes outside the ordinary course of business to the Company’s contractual obligations since January 29, 2011, as disclosed in the Company’s Registration Statement on Form S-4 filed on May 16, 2011.

Critical Accounting Policies and Estimates

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

Goodwill. Goodwill, which amounted to approximately $934.6 million as of April 30, 2011, represents the excess of the acquisition cost over the estimated fair value of tangible assets and other identifiable intangible assets acquired, less liabilities assumed. Goodwill is not amortized, but is tested for impairment at least annually. The impairment test compares the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, the Company would calculate the implied fair value of its reporting unit goodwill as compared with the carrying value of its reporting unit goodwill to determine the appropriate impairment charge. The Company will test goodwill for impairment in November of each fiscal year. Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. Actual results could vary significantly from these estimates and could result in material impairment charges in the future.

Intangible Assets and Liabilities. Intangible assets, which amounted to $601.8 million as of April 30, 2011, primarily represent trade names for each of the Company’s brands, contractual customer relationships, and below market leases. Intangible liabilities, which amounted to $15.1 million as of April 30, 2011, represent above market leases and are included in other deferred liabilities. Trade names have been assigned an indefinite life and are reviewed for impairment at least annually. The Company will test trade names for impairment in November of each fiscal year. The impairment test will compare the fair value of these intangible assets with their carrying amounts. Calculating the fair value of trade names requires significant judgment. Actual results could vary significantly from these estimates and could result in material impairment charges in the future. All other intangible assets and liabilities will be amortized on a straight-line basis over their estimated useful lives (see Note 4 to “Item I. Financial Information – Part 1. Financial Statements”). Intangible assets and liabilities with finite lives are evaluated for impairment using a process similar to that used to evaluate other long-lived assets as described below. An impairment loss is recognized for the amount by which the carrying value exceeds fair value.

Inventory Valuation. Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. The Company reviews its inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and records an adjustment when the future estimated selling price is less than cost. The Company takes a physical count of inventories in all stores once a year and in some stores twice a year, and performs cycle counts throughout the year in its distribution center. The Company records an inventory shrink adjustment based upon physical counts and also provides for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. The Company’s inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. The Company’s LCM estimate can be affected by changes in consumer demand and the promotional environment. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCM or inventory shortage adjustments. However, if estimates regarding consumer demand are inaccurate or our actual physical inventory shortage differs significantly from our estimates, our operating results could be affected.

Asset Impairment. The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, the Company recognizes a loss equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined based on the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, the Company records a charge for lease buyout expense, or the difference between its rent and the rate at which it expects to be able to sublease the properties and related cost, as appropriate. Most closures occur upon the lease expiration. The Company’s estimate of future cash flows is based on historical experience and typically third-party advice or market data. These estimates can be affected by factors that are difficult to predict, such as future store profitability, real estate demand and economic conditions. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate impairment losses of long-lived assets. The Company’s recorded asset impairment charges have not been and are not expected to be material. However, if actual results are not consistent with our estimates and assumptions used in the calculations, we may be exposed to losses that could be material.

Income Taxes. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. The Company maintains valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, the Company takes into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. The Company is subject to periodic audits by the Internal Revenue Service (the “IRS”) and other taxing authorities. These audits may challenge certain of the Company’s tax positions, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Share-Based Compensation. Share-based compensation expense is estimated at the grant date based on the fair-value of the award and is expensed ratably over the requisite service period of the award. Determining the appropriate fair-value model, calculating the fair value of share-based awards at the grant date and determining periodic share-based compensation expense requires considerable judgment, including estimating the grant-date fair value of the underlying stock, stock price volatility, expected term and forfeiture rates. The Company uses the Black-Scholes option valuation model to value employee share-based awards. The Company develops its estimate of the fair value of the underlying stock based on the Option Pricing Method, which considers the various equity securities as call options on the total equity value, giving consideration to the rights and preferences of each class of equity. Expected stock price volatility is determined based on the historical and implied volatilities of comparable companies and based on each of the guideline company’s longest term traded options, where available. Expected term is determined using the “simplified” method described in ASC 718-10-S99-1. Forfeiture rate assumptions are derived from historical data, giving consideration to expectations of future employee behavior. The Company recognizes compensation expense using the straight-line amortization method. Had the Company used alternative valuation methodologies or assumptions, the amount expensed for share-based awards could have been significantly different.

Revenue Recognition. While revenue recognition does not involve significant judgment, it represents an important accounting policy for the Company. Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when the Company estimates merchandise is delivered to the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. The Company also sells gift cards in its retail store locations, through its online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. The Company recognizes unredeemed gift card and merchandise credit balances when it can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as other income within selling, general and administrative expenses. Sales are presented net of a sales return reserve, which is estimated based on historical return trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)

In the table below, the Company presents Adjusted EBITDA (which is defined as net income (loss) before interest expense, interest income, income tax expense/benefit, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. The Company presents Adjusted EBITDA in this quarterly report because it considers it an important supplemental measure of performance used by management and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing the Company’s Senior Credit Facilities. The Company believes that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that the Company does not expect to continue in the future and to provide additional information with respect to the Company’s ability to meet its future debt service and to comply with various covenants in documents governing its indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and the Company’s computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect the Company’s cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt;

•	excludes income tax payments that represent a reduction in cash available to the Company; and

•	does not reflect the impact of earnings or charges resulting from matters the Company considers not to be indicative of ongoing operations.

The following table is a reconciliation of net (loss) income to Adjusted EBITDA for the periods indicated:

	Successor	Predecessor
	13 Weeks Ended April 30, 2011	13 Weeks Ended May 1, 2010
	($ in thousands)
Net (loss) income	$(10,440)	$29,186
Interest expense	24,003	90
Interest income	(53)	(91)
Income tax (benefit) expense	(6,749)	19,502
Depreciation and amortization (a)	14,245	9,586
Non-cash share-based compensation expense	1,402	4,561
Loss on disposal/impairment on assets	768	433
Loss on extinguishment of debt	19,563	—
Acquisition-related adjustments (b)	16,606	—

Adjusted EBITDA	$59,345	$63,267

(a)	Includes approximately $3.6 million in amortization of intangible assets and liabilities acquired in the Merger, of which approximately $0.5 million in income is included in cost of goods sold.
(b)	Includes the following adjustments ($ in thousands):

Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting	$10,731	Impacts COGS
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting	2,422	Impacts COGS
Legal, accounting and other costs incurred as a result of the Merger	1,966	Impacts SG&A
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting	1,487	Impacts net sales

	$16,606

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

The Company enters into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in the Company’s retail stores in Canada. The purpose of these contracts is to protect the Company’s margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. The Company also enters into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and Canadian entities. The purpose of these contracts is to protect the Company from fluctuations in the exchange rate for Canadian and United States dollars upon the settlement of such balances.

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
April 30, 2011	$5,370	$(238)	$1.06
January 29, 2011	$4,505	$(33)	$1.00
May 1, 2010	$3,583	$(56)	$0.98

Interest Rate Risk

The Company is subject to interest rate risk in connection with its long-term debt. The Company’s principal interest rate risk relates to the outstanding Term Loan. The Company has $818.0 million outstanding under its Term Loan bearing interest at variable rates. A 0.125% increase in the floating rates applicable to the indebtedness outstanding under the Term Loan would have increased annual interest expense by approximately $1.0 million. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, the Company purchased four interest rate caps to hedge against rising interest rates associated with the Company’s Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of April 30, 2011 and January 29, 2011, accumulated other comprehensive income included approximately $2.2 million and $0.2 million, respectively, in unrealized losses related to the interest rate caps.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as

amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on their evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and the Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of fiscal 2011, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

As a result of the Merger, we are highly leveraged. The following chart shows our level of indebtedness as of April 30, 2011:

April 30, 2011
($ in millions)
Term Loan(1)	$818
ABL Facility(1)	—
Notes	400

Total indebtedness	$1,218

(1)	The Senior Credit Facilities are comprised of an $820 million Term Loan and a $225 million ABL Facility. Amounts available under the ABL Facility are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Senior Credit Facilities also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect.

Our high degree of leverage could have important consequences. For example, it could:

•	make it more difficult for us to make payments on our indebtedness;

•	increase our vulnerability to general economic and industry conditions;

•

require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

•	expose us to the risk of increased interest rates as the borrowings under our Senior Credit Facilities will be at variable rates of interest;

•	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

•

limit our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; and

•	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are less highly leveraged.

Despite current indebtedness levels and restrictive covenants, we and our subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.

The terms of the indenture governing the Notes and the Senior Credit Facilities permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under the Senior Credit Facilities, and any other secured debt, would be effectively senior to the Notes and any guarantees thereof to the extent of the value of the assets securing such indebtedness. If new debt is added to our and our subsidiaries’ current debt levels, the risks that we now face as a result of our leverage would intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Credit Facilities and the indenture governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, enter into sale-leaseback transactions, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. In addition, under certain circumstances, the ABL Facility requires us to satisfy a financial test. Our ability to satisfy this test may be affected by events outside of our control.

Upon the occurrence of an event of default under the Senior Credit Facilities, the lenders could elect to declare all amounts outstanding under the Senior Credit Facilities to be immediately due and payable and terminate all commitments to extend further credit. If we were unable to repay those amounts, the lenders under the Senior Credit Facilities could proceed against the collateral granted to them to secure that indebtedness. We have pledged substantially all of our assets as collateral under the Senior Credit Facilities. If the lenders under the Senior Credit Facilities accelerate the repayment of borrowings, we cannot assure you that we will have sufficient assets to repay the Senior Credit Facilities, as well as our other secured and unsecured indebtedness, including the Notes.

To service our indebtedness, we require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures depend on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, and future borrowings may not be available under our Senior Credit Facilities, in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. In any such circumstance, we may need to refinance all or a portion of our indebtedness on or before maturity. We may not be able to refinance any of our indebtedness, including the Senior Credit Facilities and the Notes, on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. Our Senior Credit Facilities and the indenture governing the Notes restrict our ability to sell assets and use the proceeds from such sales.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our Senior Credit Facilities and the indenture governing the Notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under our Senior Credit Facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Risks Related to the Business

Global economic conditions may adversely affect our financial performance.

During the recent economic recession, global financial markets experienced extreme volatility, disruption and credit contraction. The volatility and disruption to the capital markets significantly adversely affected global economic conditions, resulting in additional significant recessionary pressures and declines in employment levels, consumer and business confidence, disposable income and actual and perceived wealth. Although there have been some recent improvements, continuing or worsened adverse economic conditions, including higher unemployment, energy and health care costs, interest rates and taxes and tighter credit, could continue to affect consumer confidence and discretionary consumer spending adversely and may adversely affect our sales, cash flows and results of operations. Additionally, renewed financial turmoil in the financial and credit markets could adversely affect our costs of capital and the sources of liquidity available to us.

Further, we work with a large number of small vendors, some of whom have been or may be significantly impacted by any of the factors described above. If a number of these vendors fail, the delays and costs that we would likely incur in replacing them and in finding replacement goods and services could have a material adverse effect on our business, financial condition and operating results.

Our results may be adversely affected by our failure to anticipate and respond to changes in consumer preferences in a timely manner.

Our sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and preferences and upon the appeal of our products. Further, current economic conditions and levels of discretionary spending also affect consumer preferences. We may not be able to anticipate, gauge and respond effectively to changes in consumer preferences, and the demand for our apparel or accessories may decline as a result. In addition, since much of our inventory is sourced from vendors located outside the United States, we usually must order merchandise and enter into contracts for the purchase and manufacture of such merchandise, up to nine months in advance of the applicable selling season and frequently before trends are known. A decline in demand for our apparel and accessories or a misjudgment could, among other things, lead to lower sales, excess inventories and higher markdowns, each of which could have a material adverse effect on our business, financial condition and operating results.

Increased production costs (including the rising prices of cotton) may adversely affect our results.

We are affected by inflation and changing prices primarily through purchasing products from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates. Labor costs and commodity costs are currently increasing in some of the countries where our products are manufactured. For example, prices for cotton, a key input of our apparel products, have risen to a level significantly higher than the long-term average. The price increase is attributable to supply and demand factors, which include reductions in global production as a result of floods and poor harvests in certain parts of the world, including Asia. We anticipate increases in the cost of production for our vendors in the current year, including increases in cotton prices and labor rates. If our customers are resistant to paying higher prices for our products, and if we are unable to absorb increased costs of goods by reducing our manufacturing or supply chain costs or lowering our overall cost structure, our profitability may be materially adversely affected.

Our business may be negatively impacted by consumer product safety laws, regulations or related legal actions.

Our products are subject to consumer product safety laws, as well as regulations and standards with respect to product quality and safety set by various governmental authorities, including the Consumer Product Safety Commission. New consumer product safety laws or changes to existing laws and regulations may make certain products unsalable or require us to incur significant compliance costs, which could have a material adverse effect on our earnings. Our inability, or that of our vendors or manufacturers, to comply on a timely basis with such laws and regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and earnings.

Although we currently test products sold in our stores and at our Gymboree Play & Music sites, we have in the past and may in the future need to recall products that we may later determine may present safety issues. If we or the Consumer Product Safety Commission recall a product sold in our stores, we could experience negative publicity and product liability lawsuits, which could have a material adverse effect on our reputation, financial position and earnings.

Our business may be harmed by additional U.S. regulation of foreign trade or delays caused by additional U.S. customs requirements.

Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including quotas, duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional U.S. quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and operating results. If the U.S. government imposes any such charges or restrictions, our supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results. Unforeseen delays in customs clearance of any goods could have a material adverse effect on our ability to deliver complete shipments to our stores in a timely manner, which in turn could have a material adverse effect on our business and operating results.

Competition and the strength of our competitors may impair our ability to maintain or grow our sales and adversely affect our operating results.

The apparel segment of the specialty retail industry is highly competitive. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our Gymboree, Janie and Jack and Crazy 8 brands compete on a national level with BabyGap and GapKids (divisions of Gap, Inc.), certain leading department stores operating in malls, outlet centers or street locations, certain discount retail chains such as Old Navy (a division of Gap, Inc.), The Children’s Place, Wal-Mart, Target and Carter’s, as well as a wide variety of local and regional specialty stores, certain other retail chains, and children’s retailers that sell their products by mail order, online or through outlet malls. Many of these competitors are larger than us and have substantially greater financial, marketing and other resources. Increased competition may reduce sales and gross margins, and increase operating expenses, each of which could have a material adverse effect on our operating results.

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

Our products are currently manufactured to our specifications by independent factories located primarily in Asia. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, currency fluctuations, adverse conditions such as epidemics, natural disasters, wars, acts of terrorism, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. We cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to deliver products into our stores in a timely manner. If even a small portion of our current foreign manufacturing sources or textile mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position. If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any vendor would allocate sufficient capacity to us in order to meet our requirements.

In addition, even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Any delays, interruption, or increased costs in the manufacture of our products could have an adverse effect on our ability to meet consumer demand for our products and result in lower sales and net income. In addition, we are currently pursuing strategies to reduce product costs. These strategies may result in sourcing products from factories from which we have not previously purchased products and which may be in countries in which we have not done business before and may subject us to additional risk.

Currency exchange rate fluctuations may adversely affect our business and operating results.

There has been significant volatility in the value of the U.S. dollar against other foreign currencies in the recent past. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas (primarily from China, Indonesia, Thailand and India). Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our apparel by making their purchases of raw materials more expensive and more difficult to finance. Such fluctuations could have a material adverse effect on our business and earnings as a result.

We are dependent on one facility for distribution of products to all of our stores.

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

In addition, we use an automated unit sortation system to manage the order processing for all of our direct-to-consumer businesses. In the event that this unit sortation system becomes inoperable for any reason, we would not be able to ship all direct-to-consumer orders in the timely manner that our customers expect. As a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact sales and profitability.

We may be subject to negative publicity or be sued if our manufacturers violate labor laws or engage in practices that our customers believe are unethical.

We require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business or labor practices. We also rely on independent third parties to audit our factories for compliance with safety and labor laws on an annual basis. If one of our independent manufacturers violates or is suspected of violating labor laws or other applicable regulations, or if such manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States or any of the other countries in which we operate, we could in turn experience negative publicity or be sued. Negative publicity or legal actions regarding our manufacturers or the production of our products could have a material adverse effect on our reputation, sales, business, financial position and operating results.

The loss of a key buying agent could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

One buying agent manages a substantial portion of our inventory purchases (approximately 80% for the 13 weeks ended April 30, 2011). Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory, which could result in a material adverse effect on our business and operating results.

We are dependent on third parties for critical business functions, and their failure to provide services to us could have a material adverse effect on our business and operating results.

We rely on third parties for critical functions involving credit card processing and store communications. These third parties may experience financial difficulties and unforeseen business disruptions that could adversely affect their ability to perform their contractual obligations to us, including their obligations to comply with Payment Card Industry (“PCI”) data security standards. Any such failure to provide services to us or to comply with PCI security requirements could impact our internal communications systems, including our ability to accept payment cards, which could have an adverse impact on business operations and lead to lower sales. Although we believe that other vendors could be identified and retained to provide these services, a change in vendors would take time and could result in a material adverse effect on our business and operating results and adverse publicity to us.

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

Our business may be harmed if our or our vendors’ computer network security or any of the databases containing customer or other personal information maintained by us or our third-party providers is compromised.

The protection of customer, employee and company data in the information technology systems we utilize (including those maintained by third-party providers) is critical. Despite the efforts by us and our vendors to secure computer networks utilized for our business, security could be compromised, confidential information, such as customer credit card numbers or other personally identifiable customer information we or our vendors collect, could be misappropriated, or system disruptions could occur. Any of these events could lead to costly investigations and litigation, as well as potential regulatory or other actions by governmental agencies. As a result of any of the foregoing, we may experience adverse publicity, loss of sales, the cost of remedial measures, and/or significant expenditures to reimburse third parties for damages, which could adversely impact our results of operations.

We believe that we are currently compliant with PCI data security standards, which require annual audits by independent qualified security assessors to assess compliance. Failure by us or our vendors to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. There can be no assurance that we will be able to continue to satisfy PCI security standards. In addition, PCI is controlled by a limited number of vendors who have the ability to impose changes in PCI’s fee structure and operational requirements without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.

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

The successful operation of our online businesses depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, human error, changes in programming, natural disasters or adverse weather conditions. Our online businesses are generally vulnerable to additional risks and uncertainties associated with the Internet, including changes in required technology and other technical failures, as well as changes in applicable federal and state regulation, security breaches and consumer privacy concerns. Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands.

We may acquire businesses in the future to support long-term growth. We have no experience acquiring and integrating businesses into our organization and we may not be successful.

We regularly evaluate businesses as potential acquisition targets to support our long-term growth. The Company has not acquired businesses in the past and has no experience acquiring, integrating and growing existing businesses. The acquisition of a business would divert management’s attention from our existing brands and operations, require significant operational support and increase demands on systems and staffing. All of these effects could negatively impact our existing business. In addition, the acquisition and integration of an acquired business could result in significant additional costs that could negatively impact our working capital position, cash flow and operating results.

Our growth would be hampered if we are unable to locate new stores and relocate existing stores in appropriate retail venues and shopping areas.

Our stores must be located in appropriate retail spaces in areas with demographic characteristics consistent with our customer base. These locations tend to be limited to malls and similar venues where the market for available space has historically been very competitive. The location of acceptable store sites and the negotiation of acceptable lease arrangements require considerable time, effort and expense. Our ability to lease desirable retail space for expansion and relocation of stores, and to renew our existing store leases, on favorable economic terms is essential to our revenue and earnings growth. Approximately 18 and 180 store leases will come up for renewal during the remaining three quarters of fiscal 2011 and during fiscal 2012, respectively. We are also in the process of negotiating lease terms for approximately 17 stores, which are currently operating under month-to-month terms. There can be no assurance that we will be able to achieve our store expansion goals, effectively manage our growth, successfully integrate the planned new stores into our operations, or profitably operate our new and remodeled stores. Failure to obtain and renew leases for a sufficient number of stores on acceptable terms would have a material adverse effect on our revenues and operating results.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks and service marks in the United States or abroad. Nevertheless, the actions we have taken to establish and protect our trademarks and service marks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others, particularly as we continue to expand our business outside the United States. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the United States.

We are, and may continue to be in the future, a party to legal proceedings that could result in unexpected adverse outcomes.

We were named as a defendant in certain lawsuits relating to the Merger that sought to enjoin the Merger and/or to compel the parties to the Merger Agreement to supplement the public filings that they made in connection with the Merger. These lawsuits alleged generally various wrongdoings, including that Gymboree’s Board of Directors breached its fiduciary duties to Gymboree stockholders in connection with the Merger and that Bain Capital aided and abetted that breach. While we believe that all of the allegations are without merit and that we have valid defenses to all claims, in an effort to minimize the burden and expense of further litigation relating to such complaints, on November 12, 2010, we reached an agreement in principle with the plaintiffs in these actions (collectively, the “Plaintiffs”) to settle the litigation in its entirety and resolve all allegations by the Plaintiffs in connection with the Merger. The settlement, which is subject to further definitive documentation and court approval, provides for a settlement and release by the purported class of the Company’s stockholders of all claims against the defendants in connection with the Merger. In exchange for such settlement and release, and after arm’s length discussions between and among all parties, the Company provided certain additional supplemental disclosures to its Schedule 14D-9, although the Company did not make any admission that such additional supplemental disclosures were material or otherwise required. After reaching agreement on the substantive terms of the settlement, the parties agreed that Plaintiffs may apply to the court for an award of attorneys’ fees and reimbursement of expenses, which, under certain circumstances, defendants have agreed not to oppose. In the event the settlement is not approved by the court or the conditions to settlement are not satisfied, the defendants will continue to vigorously defend against these actions.

From time to time, we are a party to other legal proceedings, including matters involving personnel and employment issues, personal injury and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of cases being filed in the retail industry generally that contain class action allegations, such as such those relating to privacy and wage and hour laws. We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in substantially all tax jurisdictions in the United States, Canada, Puerto Rico and Australia. We record tax expense based on our estimates of future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

We are also subject to sales and use taxes, as well as other local taxes, in substantially all tax jurisdictions in the United States, Canada, Puerto Rico and Australia. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may adversely impact the ultimate settlement of these tax positions and our financial results.

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

Historically, a significant portion of our retail sales have been realized during the holiday season in November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. For example, the nature and pace of the recovery from the global economic downturn may have unanticipated effects on consumer spending patterns. Such circumstances could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plan for, in particular, the third or fourth quarter of any fiscal year would have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year in which sales are less concentrated. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of holiday spending, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

Our growth would be hampered if we are unable to successfully open new stores.

Our growth depends in large part on our ability to successfully open new stores in both the United States and abroad, which in turn is dependent on a number of factors, including our ability to hire and train skilled store operating and management teams, secure appropriate retail space, and complete construction within planned timelines and budgets. There can be no assurance that we will successfully open the number of stores we plan, and the resulting impact on our growth rate could have an adverse effect on our results of operations and financial condition.

Our performance is dependent on customer traffic in shopping malls.

We are dependent upon the continued popularity of malls as a shopping destination and the ability of shopping mall anchor tenants and other attractions to generate customer traffic. A sluggish recovery of the United States economy or an uncertain economic outlook could continue to lower consumer spending levels and cause a decrease in shopping mall traffic, each of which could adversely affect our growth, sales, and profitability. Further, any terrorist act, natural disaster, or public health concern, including infectious diseases, that decreases the level of mall traffic or other shopping traffic, or that affects our ability to open and operate stores in affected areas, could have a material adverse effect on our business.

In addition, we lease a large number of our stores in malls owned and operated by highly leveraged real estate development companies. The inability of any one of these companies to refinance its debt when it comes due could result in mall closures or in foreclosures and distress sales of the mall properties. The closure of a mall or a change of ownership that results in changes or disruptions in mall operations, changes in tenant mix or that otherwise impacts the character of the mall could affect our stores in those malls and could in turn have a material adverse effect on our business, financial condition and operating results.

Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands.

We have entered into a franchise agreement with an unaffiliated third party to operate stores in certain countries in the Middle East. Under this agreement, third parties operate stores that sell apparel, purchased from us, under the Gymboree name. We have no experience managing an apparel retail franchise relationship and this arrangement may ultimately not be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our efforts to expand internationally. The effect of these arrangements on our business and operating results is uncertain and will depend upon various factors, including the demand for our products in new markets and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these third parties do not operate their stores in a manner consistent with our requirements regarding our Gymboree brand identity and customer experience standards, the value of our Gymboree brand could be impaired. A failure to protect the value of our Gymboree brand or any other harmful acts or omissions by a franchisee could have an adverse effect on our operating results and our reputation.

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

THE GYMBOREE CORPORATION (Registrant)

June 28, 2011	By: /s/ Jeffrey P. Harris
Date	Jeffrey P. Harris Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.