Form 10-Q
period 2011-07-30
GYMBOREE CORP
filed 2011-09-12
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 30, 2011

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

As of September 12, 2011, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s parent holding company, and are not publicly traded.

Part I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	Successor		Predecessor
	July 30, 2011	January 29, 2011	July 31, 2010
Assets
Current Assets
Cash and cash equivalents	$54,762	$32,124	$132,416
Accounts receivable, net of allowance of $163, $- and $481	19,342	13,669	19,070
Merchandise inventories	215,866	184,268	145,501
Prepaid income taxes	15,467	16,116	20,733
Prepaid expenses	5,440	4,856	5,013
Deferred income taxes	47,238	6,697	14,482

Total current assets	358,115	257,730	337,215

Property and Equipment
Land and buildings	26,790	26,782	25,761
Leasehold improvements	131,150	120,768	232,993
Furniture, fixtures and equipment	76,125	71,286	200,841

	234,065	218,836	459,595
Less accumulated depreciation and amortization	(26,164)	(6,345)	(241,776)

	207,901	212,491	217,819
Deferred Income Taxes	—	—	16,630
Goodwill	934,639	934,639	239
Other Intangible Assets	597,409	606,210	1,330
Deferred Financing Costs	51,237	61,983	—
Other Assets	9,939	15,072	3,284

Total Assets	$2,159,240	$2,088,125	$576,517

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$72,397	$54,494	$43,381
Accrued liabilities	74,581	81,100	74,063
Line of credit	40,000	—	—
Current portion of long-term debt	8,200	8,200	—

Total current liabilities	195,178	143,794	117,444

Long-Term Liabilities
Long-term debt	1,205,631	1,207,791	—
Lease incentives and other deferred liabilities	24,444	18,352	73,301
Unrecognized tax benefits	8,397	7,779	5,588
Deferred income taxes	244,115	224,598	—

Total Liabilities	1,677,765	1,602,314	196,333

Commitments and Contingencies	—	—	—

Stockholders’ Equity
Successor Company - Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued, and outstanding at July 30, 2011 and January 29, 2011)	526,354	508,617	—
Predecessor Company - Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 27,340,361 shares issued and outstanding at July 31, 2010)	—	—	194,764
Retained earnings (deficit)	(40,416)	(23,044)	184,839
Accumulated other comprehensive income (loss)	(4,463)	238	581

Total stockholders’ equity	481,475	485,811	380,184

Total Liabilities and Stockholders’ Equity	$2,159,240	$2,088,125	$576,517

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Net sales:
Retail	$253,407	$219,293	$519,290	$469,284
Play & Music and Other	5,629	3,456	10,003	6,290

Total net sales	259,036	222,749	529,293	475,574
Cost of goods sold, including buying and occupancy expenses	(167,004)	(125,853)	(326,400)	(248,504)

Gross profit	92,032	96,896	202,893	227,070
Selling, general and administrative expenses	(88,881)	(77,897)	(173,448)	(159,412)

Operating income	3,151	18,999	29,445	67,658
Interest income	34	109	87	200
Interest expense	(21,927)	(65)	(45,930)	(155)
Loss on extinguishment of debt	—	—	(19,563)	—
Other (expense) income, net	(80)	59	(51)	87

(Loss) income before income taxes	(18,822)	19,102	(36,012)	67,790
Income tax benefit (expense)	11,891	(6,848)	18,640	(26,350)

Net (loss) income	$(6,931)	$12,254	$(17,372)	$41,440

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,372)	$41,440
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Write-off of deferred financing costs and original issue discount	15,860	—
Depreciation and amortization	28,617	19,544
Amortization of deferred financing costs and accretion of original issue discount	3,370	—
Loss on disposal/impairment of assets	2,260	759
(Benefit) provision for deferred income taxes	(19,913)	725
Excess tax benefits from exercise and vesting of share-based awards	—	(3,834)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units	—	3,864
Share-based compensation expense	2,872	8,538
Change in assets and liabilities:
Accounts receivable	(5,667)	(9,156)
Merchandise inventories	(31,467)	(24,445)
Prepaid expenses and other assets	(606)	216
Prepaid income taxes	(198)	(26,034)
Accounts payable	17,890	(3,140)
Accrued liabilities	(7,148)	9,521
Lease incentives and other deferred liabilities	8,184	2,672

Net cash (used in) provided by operating activities	(3,318)	20,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,784)	(26,530)
Acquisition of business, net of cash acquired	(1,352)	—
Other	(213)	—

Net cash used in investing activities	(18,349)	(26,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	820,000	—
Payments on Term Loan	(824,100)	—
Proceeds from ABL facility	60,656	—
Payments on ABL facility	(20,656)	—
Deferred financing costs	(6,665)	—
Investment by Parent	14,865	—
Exercise of stock options	—	997
Repurchases of common stock	—	(124,492)
Excess tax benefits from exercise and vesting of share-based awards	—	3,834

Net cash provided by (used in) financing activities	44,100	(119,661)

Effect of exchange rate fluctuations on cash	205	265

Net increase (decrease) in cash and cash equivalents	22,638	(125,256)

CASH AND CASH EQUIVALENTS:
Beginning of period	32,124	257,672

End of period	$54,762	$132,416

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$5,800	$9,100

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,068	$48,041
Cash paid for interest	$41,434	$47

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

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature, except for a $10.7 million adjustment to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting and the loss on extinguishment of debt disclosed in Note 6. Both of these adjustments were recorded in the first quarter of fiscal 2011.

The results of operations for the 13 and 26 weeks ended July 30, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 28, 2012 (“fiscal 2011”) or any future period.

Classification Error

The Company corrected the classification of approximately $10 million in building costs from leasehold improvements to land and buildings to properly present such amounts in the condensed consolidated balance sheet as of July 31, 2010. The Company’s net property and equipment balance as of July 31, 2010 did not change from the amount previously reported.

Reclassifications

Goodwill and other intangible assets, previously reported in other assets as of July 31, 2010, have been separately disclosed to conform to the current year presentation.

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

4.	Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	July 30, 2011 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Goodwill	$934,639	$—	$934,639

Trade names	$560,291	$—	$560,291

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(10,786)	25,614
Below market leases	7,064	(948)	6,116
Co-branded credit card agreement	4,000	(420)	3,580
Franchise agreements	1,900	(92)	1,808

	49,364	(12,246)	37,118

Total intangible assets	$609,655	$(12,246)	$597,409

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,644)	$2,411	$(14,233)

	January 29, 2011 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Goodwill	$934,639	$—	$934,639

Trade names	$560,127	$—	$560,127

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(2,874)	33,526
Below market leases	7,049	(255)	6,794
Co-branded credit card agreement	4,000	(112)	3,888
Franchise agreements	1,900	(25)	1,875

	49,349	(3,266)	46,083

Total intangible assets	$609,476	$(3,266)	$606,210

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,623)	$642	$(15,981)

As of July 31, 2010, the Company had intangible assets of approximately $1.3 million and goodwill of approximately $0.2 million, both of which were assigned a fair value of zero in purchase accounting.

During the 13 and 26 weeks ended July 30, 2011, the Company recorded amortization income of approximately $0.5 million and $1.0 million, respectively, in cost of goods sold (“COGS”) and amortization expense of approximately $4.1 million and $8.3 million, respectively, in selling, general and administrative expenses (“SG&A”). The Company estimates that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2011 and each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2011 (remaining 26 weeks)	$688	$(1,704)	$8,289	$7,273
2012	1,376	(3,253)	16,577	14,700
2013	1,162	(2,651)	2,626	1,137
2014	1,066	(2,071)	751	(254)
2015	843	(1,612)	751	(18)
2016	487	(1,463)	751	(225)

5.	Line of Credit

In connection with the Merger discussed in Note 1, the Company entered into a senior secured asset-based revolving credit facility (“ABL”) which provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of July 30, 2011, availability under the ABL was approximately $75.8 million. The ABL provides the Company with the right to request up to $75 million of additional commitments under this facility, subject to the satisfaction of certain conditions, provided that the aggregate amount of additional commitments incurred under both the ABL and the senior secured term loan facility described in Note 6 may not exceed $200 million in the aggregate. Principal amounts outstanding under the ABL are due and payable in full in November 2015. In addition to paying interest on outstanding principal under the ABL, the Company is required to pay a commitment fee on unutilized commitments thereunder, which was 0.625% per annum as of July 30,2011. The ABL contains financial and other covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and pay dividends. As of July 30,2011, the Company was in compliance with these covenants. As of July 30, 2011, there were $40 million of borrowings and $89.3 million of commercial and standby letters of credit outstanding under the ABL. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the ABL (see Note 14).

6.	Long-Term Debt

Long-term debt consists of (in thousands):

	Successor
	July 30, 2011	January 29, 2011
Senior secured term loan facility, net of discount of $2,069 and $4,010	$813,831	$815,991
9.125% senior subordinated notes	400,000	400,000

Subtotal	1,213,831	1,215,991
Less current portion	(8,200)	(8,200)

Long-term debt - less current portion	$1,205,631	$1,207,791

In connection with the Merger discussed in Note 1, the Company entered into an agreement with several lenders to establish an $820 million senior secured term loan facility (“Term Loan”). The Term Loan allows the Company to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 5. The interest rate for borrowings under the Term Loan is, at the option of the Company, a base rate plus an additional marginal rate of 3.0% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5% (reduced from 4.0% as a result of the refinancing discussed below). The Term Loan requires the Company to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that the Company prepay the Term Loan with a certain percentage of its annual excess cash flow beginning with the excess cash flow for fiscal 2011. The Term Loan is presented net of the related original issue discount (“OID”). Accretion of OID is included in interest expense and was not material during the 13 and 26 weeks ended July 30, 2011. In February 2011, the Company refinanced the Term Loan through an amendment and restatement of its existing credit agreement, to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. In the first quarter of fiscal 2011, the Company recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $15.9 million in deferred financing costs and OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of the Company’s assets and those of its 100%-owned domestic subsidiaries. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Term Loan (see Note 14).

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

Interest expense was $21.9 million and $45.9 million for the 13 and 26 weeks ended July 30, 2011, respectively, including $1.7 million and $3.4 million, respectively, of amortization of deferred financing costs and accretion of OID.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of July 30, 2011 and January 29, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	July 30, 2011 (Successor)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Interest rate caps	$—	$6,667	$—	$6,667

Liabilities
Forward foreign exchange contracts	$—	$91	$—	$91

	January 29, 2011 (Successor)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Interest rate caps	$—	$11,863	$—	$11,863

Liabilities
Forward foreign exchange contracts	$—	$33	$—	$33

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

Although the Company has determined that the majority of the inputs used to value its interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of July 30, 2011 and January 29, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, the Company classified its interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of the Company’s forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The Company had no other financial assets or liabilities measured at fair value as of July 30, 2011 and January 29, 2011. The Company had no significant financial assets or liabilities measured at fair value as of July 31, 2010.

The carrying value of cash and cash equivalents, receivables, payables and line of credit balances approximates their estimated fair values due to the short maturities of these instruments. The Company estimates the fair value of its long-term debt using interest rates currently available to the Company for issuance of notes payable and long-term debt (including current maturities). These interest rates are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	Successor
	July 30, 2011		January 29, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$813,831	$792,737	$815,991	$831,275
Notes	400,000	386,000	400,000	420,500

	$1,213,831	$1,178,737	$1,215,991	$1,251,775

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 and 26 weeks ended July 30, 2011, the Company recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying amount of the applicable long-lived assets from $1.3 million and $2.0 million, respectively, to their fair value of zero. During the 13 and 26 weeks ended July 31, 2010, the Company recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying amount of the applicable long-lived assets from $0.2 million to their fair value of zero.

The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. These impairment charges are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

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

The Company has four interest rate caps to hedge against rising interest rates associated with the Company’s Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. All four caps were designated on the date of execution as cash flow hedges. In December 2010, the Company paid approximately $12.1 million to enter into these caps. This premium, and any related amounts reported in accumulated other comprehensive income, will be amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. The Company estimates that approximately $0.2 million will be reclassified from accumulated other comprehensive income to interest expense within the next 12 months.

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

The Company had the following outstanding derivatives designated as cash flow hedges (in thousands):

	Successor				Predecessor
	July 30, 2011		January 29, 2011		July 31, 2010
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	—	$—

Foreign exchange derivatives
Forward foreign exchange contracts	6	6,173	6	4,505	6	5,021

Total	10	$706,173	10	$704,505	6	$5,021

In addition to the cash flow hedges above, as of July 30, 2011, the Company had one forward foreign exchange contract with a notional amount of $2.0 million that was not designated as a hedge. The table below presents the fair value of all of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands).

	Successor
	July 30, 2011		January 29, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate derivatives
Balance Sheet Location	Other Assets		Other Assets
Purchased Caps	$6,667		$11,863
Foreign exchange derivatives
Balance Sheet Location		Accrued liabilities		Accrued liabilities
Forward foreign exchange contracts		$91		$33

Total	$6,667	$91	$11,863	$33

The Company had no significant derivative financial instruments as of July 31, 2010.

The tables below present the effect of all of the Company’s derivative financial instruments on the condensed consolidated statements of operations. No amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (in thousands).

	13 weeks ended July 30, 2011 (Successor)
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(3,169)	Interest expense	$—
Foreign exchange derivatives
Forward foreign exchange contracts	(189)	Cost of goods sold	(71)

Total	$(3,358)		$(71)

	26 weeks ended July 30, 2011 (Successor)
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(5,194)	Interest expense	$—

Foreign exchange derivatives
Forward foreign exchange contracts	(253)	Cost of goods sold	(170)

Total	$(5,447)		$(170)

The amount of gain or loss recognized in other comprehensive income (“OCI”) and reclassified from accumulated OCI into income was not significant for the 13 and 26 weeks ended July 31, 2010.

9.	Share-based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consisted of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Stock options	$1,469	$—	$2,872	$3
Restricted stock awards and units	—	3,977	—	8,535

Total	$1,469	$3,977	$2,872	$8,538

10.	Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, was as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
Net (loss) income	$(6,931)	$12,254	$(17,372)	$41,440
Foreign currency translation	19	(131)	552	431
Changes in fair market value of cash flow hedges, net of tax	(3,129)	(12)	(5,253)	(193)

Total comprehensive (loss) income, net of tax	$(10,041)	$12,111	$(22,073)	$41,678

11.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Successor		Predecessor
	July 30, 2011	January 29, 2011	July 31, 2010
Foreign currency translation	$998	$446	$704
Unrealized net loss on cash flow hedges, net of tax	(5,461)	(208)	(123)

Total accumulated other comprehensive (loss) income	$(4,463)	$238	$581

12.	Segments

The Company has two reportable segments: retail stores and Gymboree Play & Music. These segments were identified based on differences in products and services. The retail stores segment includes four operating segments (brands) which sell high-quality apparel for children: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because, in the Company’s judgment, these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure the Company considers in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. The Company believes that disaggregating its operating segments would not provide material additional information. Corporate overhead (costs related to the Company’s distribution center and shared corporate services) is included in the retail stores segment. Other operating segments that do not meet the criteria of reportable segments are aggregated below. The Other segment primarily relates to the Company’s international retail franchise business.

The following tables provide the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended July 30, 2011 (Successor)				13 Weeks Ended July 31, 2010 (Predecessor)
	Retail Stores	Play & Music	Other	Total	Retail Stores	Play & Music	Other	Total
Net sales	$253,407	$3,349	$2,280	$259,036	$219,293	$3,252	$204	$222,749
Operating income	610	1,519	1,022	3,151	17,370	1,561	68	18,999
Total assets	2,150,529	6,763	1,948	2,159,240	571,593	4,657	267	576,517

	26 Weeks Ended July 30, 2011 (Successor)				26 Weeks Ended July 31, 2010 (Predecessor)
	Retail Stores	Play & Music	Other	Total	Retail Stores	Play & Music	Other	Total
Net sales	$519,290	$6,274	$3,729	$529,293	$469,284	$6,086	$204	$475,574
Operating income	25,146	2,585	1,714	29,445	65,104	2,489	65	67,658
Total assets	2,150,529	6,763	1,948	2,159,240	571,593	4,657	267	576,517

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. There are no intersegment revenues.

The Company attributes revenues to individual countries based on selling location. The following tables provide the summary financial data for the Company’s international locations (in thousands):

	13 Weeks Ended July 30, 2011 (Successor)			13 Weeks Ended July 31, 2010 (Predecessor)
	Canada	Australia	Total International	Canada	Australia	Total International
Net sales	$11,039	$524	$11,563	$9,192	$221	$9,413
Long-lived assets	9,771	772	10,543	5,362	819	6,181

	26 Weeks Ended July 30, 2011 (Successor)			26 Weeks Ended July 31, 2010 (Predecessor)
	Canada	Australia	Total International	Canada	Australia	Total International
Net sales	$19,936	$1,012	$20,948	$17,761	$251	$18,012
Long-lived assets	9,771	772	10,543	5,362	819	6,181

13.	Common Stock Repurchases

In November 2009 and June 2010, the Board of Directors authorized the Company to utilize up to $40 million and $100 million, respectively, of its cash reserves to purchase shares of the Company’s outstanding common stock under two share repurchase programs. During the 13 weeks ended July 31, 2010, the Company purchased 2,364,783 shares at a cost of $103.4 million, or approximately $43.73 per share. During the 26 weeks ended July 31, 2010, the Company purchased 2,613,375 shares at a cost of $113.6 million or approximately $43.49 per share. The Company completed both share repurchase programs during the 13 weeks ended July 31, 2010.

14.	Condensed Guarantor Data

In connection with the Merger discussed in Note 1, the Company issued $400 million aggregate principal amount of 9.125% Notes (see Note 6) under an indenture dated November 23, 2010. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. Intercompany transactions are eliminated. The financial information presented reflects the Company’s preliminary allocation of goodwill to the guarantor and non-guarantor subsidiaries. The allocation of goodwill may change upon completion of the final valuation of the guarantor and non-guarantor subsidiaries.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	July 30, 2011 (Successor)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$46,223	$4,151	$4,388	$—	$54,762
Accounts receivable, net of allowance	482	18,571	289	—	19,342
Merchandise inventories	—	212,231	3,540	95	215,866
Prepaid income taxes	16,016	—	550	(1,099)	15,467
Prepaid expenses	2,591	2,849	—	—	5,440
Intercompany receivable	—	348,926	—	(348,926)	—
Deferred income taxes	35,385	11,809	44	—	47,238

Total current assets	100,697	598,537	8,811	(349,930)	358,115

Property and Equipment, net	20,055	180,023	7,823	—	207,901
Deferred Income Taxes	12,983	—	877	(13,860)	—
Goodwill	—	934,639	—	—	934,639
Other Intangible Assets	3,604	593,577	228	—	597,409
Deferred Financing Costs	51,237	—	—	—	51,237
Other Assets	6,667	860	2,412	—	9,939
Investment in subsidiaries	1,917,796	—	—	(1,917,796)	—

Total Assets	$2,113,039	$2,307,636	$20,151	$(2,281,586)	$2,159,240

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,473	$67,627	$297	$—	$72,397
Accrued liabilities	27,006	46,103	1,472	—	74,581
Income tax payable	—	1,099	—	(1,099)	—
Current portion of long-term debt	8,200	—	—	—	8,200
Line of credit	40,000	—	—	—	40,000
Intercompany payable	341,309	—	7,132	(348,441)	—

Total current liabilities	420,988	114,829	8,901	(349,540)	195,178
Long-Term Liabilities:
Long-term debt	1,205,631	—	—	—	1,205,631
Lease incentives and other liabilities	4,945	23,730	4,166	—	32,841
Deferred income taxes	—	257,975	—	(13,860)	244,115

Total Liabilities	1,631,564	396,534	13,067	(363,400)	1,677,765
Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	481,475	1,911,102	7,084	(1,918,186)	481,475

Total Liabilities and Stockholders’ Equity	$2,113,039	$2,307,636	$20,151	$(2,281,586)	$2,159,240

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(in thousands)

	July 31, 2010 (Predecessor)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$121,382	$5,742	$5,292	$—	$132,416
Accounts receivable, net of allowance	490	18,329	251	—	19,070
Merchandise inventories	—	142,741	3,000	(240)	145,501
Prepaid income taxes	19,762	—	971	—	20,733
Prepaid expenses	2,868	2,133	12	—	5,013
Intercompany receivable	—	267,335	—	(267,335)	—
Deferred income taxes	—	17,527	476	(3,521)	14,482

Total current assets	144,502	453,807	10,002	(271,096)	337,215

Property and Equipment, net	23,244	187,928	6,647	—	217,819
Deferred Income Taxes	17,504	140	—	(1,014)	16,630
Other Assets	4	1,924	2,925	—	4,853
Investment in subsidiaries	512,906	—	—	(512,906)	—

Total Assets	$698,160	$643,799	$19,574	$(785,016)	$576,517

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,322	40,948	111	—	$43,381
Accrued liabilities	28,297	43,513	2,253	—	74,063
Deferred income taxes	3,521	—	—	(3,521)	—
Intercompany payable	259,494	—	7,754	(267,248)	—

Total current liabilities	293,634	84,461	10,118	(270,769)	117,444
Long-Term Liabilities:
Lease incentives and other liabilities	24,342	51,740	3,821	(1,014)	78,889

Total Liabilities	317,976	136,201	13,939	(271,783)	196,333
Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	380,184	507,598	5,635	(513,233)	380,184

Total Liabilities and Stockholders’ Equity	$698,160	$643,799	$19,574	$(785,016)	$576,517

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED JULY 30, 2011 (SUCCESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$321	$246,592	$12,252	$(5,758)	$253,407
Play & Music and Other	—	5,629	—	—	5,629
Intercompany revenue	9,045	222	—	(9,267)	—

Total net sales	9,366	252,443	12,252	(15,025)	259,036
Cost of goods sold, including buying and occupancy expenses	(1,323)	(164,187)	(7,641)	6,147	(167,004)

Gross profit	8,043	88,256	4,611	(8,878)	92,032
Selling, general and administrative expenses	(12,348)	(81,973)	(3,378)	8,818	(88,881)

Operating (loss) income	(4,305)	6,283	1,233	(60)	3,151
Interest income	10	—	24	—	34
Interest expense	(21,927)	—	—	—	(21,927)
Other expense, net	(80)	—	—	—	(80)

(Loss) income before income taxes and equity in earnings of affiliates	(26,302)	6,283	1,257	(60)	(18,822)
Income tax benefit (expense)	15,644	(3,285)	(468)	—	11,891
Equity in earnings of affiliates, net of tax	3,727	—	—	(3,727)	—

Net (loss) income	$(6,931)	$2,998	$789	$(3,787)	$(6,931)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE 13 WEEKS ENDED JULY 31, 2010 (PREDECESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,877	$212,204	$10,052	$(4,840)	$219,293
Play & Music and Other	—	3,456	—	—	3,456
Intercompany revenue	11,502	172	—	(11,674)	—

Total net sales	13,379	215,832	10,052	(16,514)	222,749
Cost of goods sold, including buying and occupancy expenses	(983)	(123,207)	(6,469)	4,806	(125,853)

Gross profit	12,396	92,625	3,583	(11,708)	96,896
Selling, general and administrative expenses	(15,423)	(71,199)	(2,972)	11,697	(77,897)

Operating (loss) income	(3,027)	21,426	611	(11)	18,999
Interest income	96	—	13	—	109
Interest expense	(65)	—	—	—	(65)
Other income	27	—	32	—	59

(Loss) income before income taxes and equity in earnings of affiliates	(2,969)	21,426	656	(11)	19,102
Income tax benefit (expense)	2,480	(9,020)	(308)	—	(6,848)
Equity in earnings of affiliates, net of tax	12,743	—	—	(12,743)	—

Net income	$12,254	$12,406	$348	$(12,754)	$12,254

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 26 WEEKS ENDED JULY 30, 2011 (SUCCESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$613	$506,658	$22,307	$(10,288)	$519,290
Play & Music and Other	—	10,003	—	—	10,003
Intercompany revenue	20,360	457	—	(20,817)	—

Total net sales	20,973	517,118	22,307	(31,105)	529,293
Cost of goods sold, including buying and occupancy expenses	(2,646)	(320,128)	(14,287)	10,661	(326,400)

Gross profit	18,327	196,990	8,020	(20,444)	202,893
Selling, general and administrative expenses	(24,034)	(163,380)	(6,425)	20,391	(173,448)

Operating (loss) income	(5,707)	33,610	1,595	(53)	29,445
Interest income	10	26	51	—	87
Interest expense	(45,930)	—	—	—	(45,930)
Loss on extinguishment of debt	(19,563)	—	—	—	(19,563)
Other expense, net	(44)	—	(7)	—	(51)

(Loss) income before income taxes and equity in earnings of affiliates	(71,234)	33,636	1,639	(53)	(36,012)
Income tax benefit (expense)	33,305	(14,034)	(631)	—	18,640
Equity in earnings of affiliates, net of tax	20,557	—		(20,557)	—

Net (loss) income	$(17,372)	$19,602	$1,008	$(20,610)	$(17,372)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE 26 WEEKS ENDED JULY 31, 2010 (PREDECESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$3,752	$455,368	$19,290	$(9,126)	$469,284
Play & Music and Other	—	6,290	—	—	6,290
Intercompany revenue	26,189	403	—	(26,592)	—

Total net sales	29,941	462,061	19,290	(35,718)	475,574
Cost of goods sold, including buying and occupancy expenses	(1,965)	(243,914)	(11,623)	8,998	(248,504)

Gross profit	27,976	218,147	7,667	(26,720)	227,070
Selling, general and administrative expenses	(34,567)	(145,454)	(6,030)	26,639	(159,412)

Operating (loss) income	(6,591)	72,693	1,637	(81)	67,658
Interest income	179	—	21	—	200
Interest expense	(155)	—	—	—	(155)
Other income	59	—	28	—	87

(Loss) income before income taxes and equity in earnings of affiliates	(6,508)	72,693	1,686	(81)	67,790
Income tax benefit (expense)	4,603	(29,632)	(1,321)	—	(26,350)
Equity in earnings of affiliates, net of tax	43,345	—	—	(43,345)	—

Net income	$41,440	$43,061	$365	$(43,426)	$41,440

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 30, 2011 (SUCCESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(53,542)	$48,466	$1,758	$—	$(3,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,633)	(14,209)	(942)	—	(16,784)
Acquisition of business, net of cash acquired	(1,352)	—	—	—	(1,352)
Other	(17)	(196)	—	—	(213)

Net cash used in investing activities	(3,002)	(14,405)	(942)	—	(18,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in intercompany payables	39,510	(36,440)	(3,070)	—	—
Proceeds from Term Loan	820,000	—	—	—	820,000
Payments on Term Loan	(824,100)	—	—	—	(824,100)
Proceeds from ABL facility	60,656	—	—	—	60,656
Payments on ABL faciliity	(20,656)	—	—	—	(20,656)
Deferred financing costs	(6,665)	—	—	—	(6,665)
Investment by parent	14,865	—	—	—	14,865

Net cash provided by (used in) financing activities	83,610	(36,440)	(3,070)	—	44,100

Net increase (decrease) in cash and cash equivalents	27,066	(2,379)	(2,254)	—	22,433

Effect of exchange rate fluctuations on cash	—	—	205	—	205

CASH AND CASH EQUIVALENTS:
Beginning of Period	19,157	6,530	6,437	—	32,124

End of Period	$46,223	$4,151	$4,388	$—	$54,762

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 31, 2010 (PREDECESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(10,366)	$30,554	$482	$—	$20,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,029)	(23,635)	(866)	—	(26,530)
Investment in subsidiaries	(1,981)	—	—	1,981	—

Net cash used in investing activities	(4,010)	(23,635)	(866)	1,981	(26,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	11,035	(6,241)	(4,794)	—	—
Investment by parent	—	—	1,981	(1,981)	—
Exercise of stock options	997	—	—	—	997
Excess tax benefits from exercise and vesting of share-based awards	2,692	1,142	—	—	3,834
Repurchases of common stock	(124,492)	—	—	—	(124,492)

Net cash used in financing activities	(109,768)	(5,099)	(2,813)	(1,981)	(119,661)

Effect of exchange rate fluctuations on cash	—	—	265	—	265

Net (decrease) increase in cash and cash equivalents	(124,144)	1,820	(2,932)	—	(125,256)

CASH AND CASH EQUIVALENTS:
Beginning of Period	245,526	3,922	8,224	—	257,672

End of Period	$121,382	$5,742	$5,292	$—	$132,416

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of July 30, 2011 (Successor) and July 31, 2010 (Predecessor), and the related condensed consolidated statements of operations for the thirteen and twenty-six week periods then ended, and of cash flows for the twenty-six week periods ended July 30, 2011 and July 31, 2010. These interim financial statements are the responsibility of the Company’s management.

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

September 12, 2011

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

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, filed with the Securities and Exchange Commission on June 29, 2011. We encourage you to read these risk factors disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments, except as otherwise required by law.

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of July 30, 2011, the Company operated a total of 1,111 retail stores, including 1,067 stores in the United States (594 Gymboree stores, 150 Gymboree Outlet stores, 125 Janie and Jack shops and 198 Crazy 8 stores), 39 Gymboree stores in Canada, 2 Gymboree stores in Australia, 1 Gymboree store in Puerto Rico and 2 Gymboree Outlet stores in Puerto Rico, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. The Company also offers directed parent-child developmental play programs at 700 franchised and Company-operated centers in the United States and 36 other countries. In addition, as of July 30, 2011, a franchisee operated 10 Gymboree stores in the Middle East.

During the second quarter of fiscal 2011, the Company opened 20 Crazy 8 stores, 3 Gymboree stores, 1 Gymboree Outlet store and 3 Janie and Jack shops. The Company also relocated, remodeled or expanded 5 Gymboree stores and 1 Gymboree Outlet store, and closed 1 Gymboree store, 1 Crazy 8 store and 1 Janie and Jack shop.

During the remainder of fiscal 2011, the Company plans to open approximately 47 new stores consisting mostly of Crazy 8 stores. In addition, a franchisee plans to open approximately 8 stores in the Middle East.

Effect of the Merger

On October 11, 2010, The Gymboree Corporation entered into an Agreement and Plan of Merger with Giraffe Holding, Inc. (“Parent”), and Giraffe Acquisition Corporation, a wholly owned subsidiary of Parent (“Acquisition Sub”), whereby Acquisition Sub merged with and into the Company in accordance with the “short-form” merger provisions available under Delaware law (the “Merger”). The application of purchase accounting as a result of the Merger required the adjustment of the Company’s assets and liabilities to their fair value, which resulted in an increase in amortization expense related to intangible assets acquired as a result of the Merger. Also, as a result of the Merger, the Company’s borrowings and interest expense significantly increased. The excess of purchase price over the estimated fair value of the Company’s net assets and identified intangible assets was allocated to goodwill. The Company’s indefinite-lived intangible assets and goodwill are subject to periodic tests for impairment. During the 26 weeks ended July 30, 2011, the Company recorded a non-recurring charge of $10.7 million to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows other purchase accounting adjustments that affected the 13 and 26 weeks ended July 30, 2011, as well as a reconciliation of such measures to net income (loss).

Results of Operations

13 weeks ended July 30, 2011, compared to 13 weeks ended July 31, 2010

Net Sales

Net retail sales for the second quarter of fiscal 2011 increased to $253.4 million from $219.3 million in the same period last year, an increase of $34.1 million, or 15.5%. Comparable store sales for the second quarter of fiscal 2011 increased 8% compared to the same period in the prior year. The increase in net retail sales was also due to net store and square footage growth of 92 stores and approximately 207,000 square feet, respectively. There were 1,111 stores open at the end of the second quarter of fiscal 2011 compared to 1,019 as of the end of the same period last year.

Gymboree Play & Music and Other net sales for the second quarter of fiscal 2011 increased to $5.6 million from $3.5 million in the same period last year. This increase was primarily related to the Company’s international retail franchise business, which was launched in August 2010. As of July 30, 2011, a franchisee operated 10 Gymboree stores in the Middle East.

Gross Profit

Gross profit for the second quarter of fiscal 2011 decreased to $92.0 million from $96.9 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2011 decreased 8 percentage points to 35.5% from 43.5% in the same period last year. This decrease was primarily due to a higher level of markdown selling and higher average unit costs, as well as $3.4 million in purchase accounting adjustments. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows the purchase accounting adjustments that affected gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $88.9 million in the second quarter of fiscal 2011, including $5.3 million in purchase accounting adjustments, from $77.9 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 34.3% for the second quarter of fiscal 2011 compared to 35.0% in the same period last year. This decrease was primarily due to lower share-based and incentive compensation, as well as lower store compensation, and was partially offset by higher amortization expense and professional fees related to the Merger, as well as an increase in impairment charges related to under-performing stores. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows the purchase accounting adjustments that affected SG&A.

Interest Expense

Interest expense increased to $21.9 million in the second quarter of fiscal 2011 from $0.1 million in the same period last year, primarily due to interest on the Company’s $820 million senior secured term loan (“Term Loan”) and $225 million senior secured asset-based revolving credit facility (“ABL” or “ABL Facility” and, together with the Term Loan, the “Senior Credit Facilities”) entered into, and 9.125% senior subordinated notes (the “Notes”) issued, in connection with the Merger, as well as amortization of the related deferred financing costs and accretion of the original issue discount on the Term Loan.

Income Taxes

The Company’s effective tax rate for the second quarter of fiscal 2011 and 2010 was 63.2% and 35.8%, respectively. The effective tax rate increased in fiscal 2011 due to tax consequences associated with the Merger. The actual fiscal 2011 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2011, and the potential resolution of tax contingencies.

26 weeks ended July 30, 2011, compared to 26 weeks ended July 31, 2010

Net Sales

Net retail sales for the 26 weeks ended July 30, 2011 increased to $519.3 million from $469.3 million in the same period last year, an increase of $50.0 million, or 10.7%. Comparable store sales for the 26 weeks ended July 30, 2011 increased 4% compared to the same period in the prior year. The increase in net retail sales was due in part to net store and square footage growth of 92 stores and approximately 207,000 square feet, respectively. There were 1,111 stores open at the end of the second quarter of fiscal 2011 compared to 1,019 as of the end of the same period last year.

Gymboree Play & Music and Other net sales for the 26 weeks ended July 30, 2011 increased to $10.0 million from $6.3 million in the same period last year. This increase was primarily related to the Company’s international retail franchise business, which was launched in August 2010. As of July 30, 2011, a franchisee operated 10 Gymboree stores in the Middle East.

Gross Profit

Gross profit for the 26 weeks ended July 30, 2011 decreased to $202.9 million from $227.1 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended July 30, 2011 decreased 9.4 percentage points to 38.3% from 47.7% in the same period last year. This decrease was due to a higher level of markdown selling and higher average unit costs, as well as $17.5 million in purchase accounting adjustments, including a $10.7 million increase in cost of goods sold resulting from an increase in the net book value of inventory. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report provides additional detail for the $17.5 million in adjustments noted above.

Selling, General and Administrative Expenses

SG&A expenses increased to $173.4 million for the 26 weeks ended July 30, 2011, including $11.4 million in purchase accounting adjustments, from $159.4 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 32.8% for the 26 weeks ended July 30, 2011 compared to 33.5% in the same period last year. This decrease was primarily due to lower incentive compensation and share-based compensation, and was partially offset by higher amortization expense and professional fees related to the Merger, as well as an increase in impairment charges related to under-performing stores. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows the purchase accounting adjustments that affected SG&A.

Interest Expense

Interest expense increased to $45.9 million for the 26 weeks ended July 30, 2011 from $0.2 million in the same period last year, primarily due to interest on the Company’s Senior Credit Facilities entered into, and Notes issued, in connection with the Merger, as well as amortization of the related deferred financing costs and accretion of the original issue discount on the Term Loan.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was approximately $19.6 million for the 26 weeks ended July 30, 2011 and was due to the refinancing of the Term Loan. In February 2011, the Company refinanced the Term Loan through an amendment and restatement of its existing credit agreement, to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018.

Income Taxes

The Company’s effective tax rate for the 26 weeks ended July 30, 2011 and July 31, 2010 was 51.8% and 38.9%, respectively. The effective tax rate increased in fiscal 2011 due to tax consequences associated with the Merger. The actual fiscal 2011 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, the Company’s overall level of earnings in fiscal 2011, and the potential resolution of tax contingencies.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $54.8 million at July 30, 2011, an increase of $22.6 million from January 29, 2011. Working capital as of July 30, 2011 was $162.9 million compared to $113.9 million as of January 29, 2011.

Net cash used in operating activities for the 26 weeks ended July 30, 2011 was $3.3 million compared to $20.7 million provided by operating activities in the same period last year. This change was primarily due to a decrease in operating income.

Net cash used in investing activities for the 26 weeks ended July 30, 2011 was $18.3 million compared to $26.5 million in the same period last year, and consisted primarily of capital expenditures related to the opening of new stores, relocation, remodeling or expansion of existing stores, information technology improvements, and investment in the Company’s distribution center. The decrease in capital expenditures was primarily due to a decrease in new store construction. The Company opened 52 new stores during the 26 weeks ended July 30, 2011 compared to 69 new stores during the same period last year.

Net cash provided by financing activities for the 26 weeks ended July 30, 2011 was $44.1 million, compared to net cash used in financing activities of $119.7 million in the same period last year. Net cash provided by financing activities for the 26 weeks ended July 30, 2011 was primarily related to borrowings totaling $40 million under the ABL Facility. Net cash used in financing activities during the 26 weeks ended July 31, 2010 was primarily related to share repurchases.

The Company has an $820 million Term Loan and a $225 million ABL Facility. As of July 30, 2011, $815.9 million was outstanding under the Term Loan and $40 million was outstanding under the ABL Facility. There was approximately $75.8 million of undrawn availability under the ABL at July 30, 2011. Amounts available under the ABL are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL contain covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and pay dividends. The ABL also contains financial covenants. As of July 30, 2011, the Company was in compliance with these covenants.

We anticipate that cash and cash equivalents generated by operations, the remaining funds available under our Term Loan and ABL, and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months.

There have been no material changes outside the ordinary course of business to the Company’s contractual obligations since January 29, 2011, as disclosed in the Company’s Registration Statement on Form S-4 filed on May 16, 2011.

Critical Accounting Policies and Estimates

There have been no material changes to the Company’s critical accounting policies and estimates affecting the application of those policies since the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011 filed on June 29, 2011.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)

In the table below, the Company presents Adjusted EBITDA (which is defined as net income (loss) before interest expense, interest income, income tax expense/benefit, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. The Company presents Adjusted EBITDA in this quarterly report because it considers it an important supplemental measure of performance used by management and believes it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing the Company’s Senior Credit Facilities. The Company believes that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that the Company does not expect to continue in the future and to provide additional information with respect to the Company’s ability to meet its future debt service and to comply with various covenants in documents governing its indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and the Company’s computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of the Company’s results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect the Company’s cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt;

•	excludes income tax payments that represent a reduction in cash available to the Company; and

•	does not reflect the impact of earnings or charges resulting from matters the Company considers not to be indicative of ongoing operations.

The following table is a reconciliation of net (loss) income to Adjusted EBITDA for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended July 30, 2011	13 Weeks Ended July 31, 2010	26 Weeks Ended July 30, 2011	26 Weeks Ended July 31, 2010
		(in thousands)
Net (loss) income	$(6,931)	$12,254	$(17,372)	$41,440
Interest expense	21,927	65	45,930	155
Interest income	(34)	(109)	(87)	(200)
Income tax (benefit) expense	(11,891)	6,848	(18,640)	26,350
Depreciation and amortization (a)	14,372	9,958	28,617	19,544
Non-cash share-based compensation expense	1,469	3,977	2,872	8,538
Loss on disposal/impairment on assets	1,492	326	2,260	759
Loss on extinguishment of debt	—	—	19,563	—
Acquisition-related adjustments (b)	5,085	—	21,691	—

Adjusted EBITDA	$25,489	$33,319	$84,834	$96,586

(a) Includes the following purchase accounting adjustments (in thousands):
Amortization of intangible assets (impacts SG&A)	$4,145	$—	$8,289	$—
Amortization of below and above market leases (impacts COGS)	(508)	—	(1,021)	—

	$3,637	$—	$7,268	$—

(b) Includes the following adjustments (in thousands):
Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting (impacts COGS)	$—	$—	$10,731	$—
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	2,415	—	4,837	—
Legal, accounting and other costs incurred as a result of the Merger (impacts SG&A)	1,194	—	3,160	—
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	1,476	—	2,963	—

	$5,085	$—	$21,691	$—

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
July 30, 2011	$8,250	$(91)	$1.04
January 29, 2011	$4,505	$(33)	$1.00
July 31, 2010	$5,021	$(107)	$0.97

Interest Rate Risk

The Company is subject to interest rate risk in connection with its long-term debt. The Company’s principal interest rate risk relates to the outstanding Term Loan. The Company had $815.9 million outstanding under its Term Loan as of July 30, 2011, bearing interest at variable rates. A 0.125% increase in the floating rates applicable to the indebtedness outstanding under the Term Loan would have increased annual interest expense by approximately $1.0 million. The Term Loan and the ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, the Company purchased four interest rate caps to hedge against rising interest rates associated with the Company’s Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of July 30, 2011 and January 29, 2011, accumulated other comprehensive income included approximately $5.4 million and $0.2 million, respectively, in unrealized losses related to the interest rate caps.

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

Changes in Internal Control over Financial Reporting

During the second quarter of fiscal 2011, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

There have been no material changes to the risk factors discussed in Part II, “Item 1A, Risk Factors,” in the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2011, filed on June 29, 2011.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 12, 2011	By:	/s/ Jeffrey P. Harris
Date		Jeffrey P. Harris
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.