Form 10-Q
period 2011-10-29
GYMBOREE CORP
filed 2011-12-12
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 29, 2011

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

As of December 12, 2011, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s parent holding company, and are not publicly traded.

Part I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	Successor		Predecessor
	October 29, 2011	January 29, 2011	October 30, 2010
Assets
Current Assets
Cash and cash equivalents	$45,721	$32,124	$176,835
Accounts receivable, net of allowance of $165, $- and $438	21,948	13,669	18,777
Merchandise inventories	252,685	184,268	171,191
Prepaid income taxes	17,049	16,116	—
Prepaid expenses	5,861	4,856	4,913
Deferred income taxes	31,843	6,697	14,784

Total current assets	375,107	257,730	386,500

Property and Equipment
Land and buildings	22,427	22,397	25,758
Leasehold improvements	141,630	125,153	239,368
Furniture, fixtures and equipment	78,470	71,286	203,411

	242,527	218,836	468,537
Less accumulated depreciation and amortization	(35,215)	(6,345)	(250,263)

	207,312	212,491	218,274
Deferred Income Taxes	—	—	15,467
Goodwill	934,639	934,639	239
Other Intangible Assets	592,963	606,210	2,203
Deferred Financing Costs	49,549	61,983	—
Other Assets	7,605	15,072	3,142

Total Assets	$2,167,175	$2,088,125	$625,825

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$68,674	$54,494	$55,775
Accrued liabilities	90,835	81,100	70,776
Line of credit	40,000	—	—
Current portion of long-term debt	8,200	8,200	—
Income tax payable	—	—	624

Total current liabilities	207,709	143,794	127,175

Long-Term Liabilities
Long-term debt	1,203,650	1,207,791	—
Lease incentives and other deferred liabilities	28,141	18,352	74,202
Unrecognized tax benefits	8,270	7,779	6,428
Deferred income taxes	238,929	224,598	—

Total Liabilities	1,686,699	1,602,314	207,805

Commitments and Contingencies	—	—	—
Stockholders’ Equity
Successor Company - Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued, and outstanding at October 29, 2011 and January 29, 2011)	527,811	508,617	—
Predecessor Company - Common stock, including additional paid-in capital ($.001 par value: 100,000,000 shares authorized; 27,375,031 shares issued and outstanding at October 30, 2010)	—	—	199,557
Retained earnings (deficit)	(43,465)	(23,044)	219,235
Accumulated other comprehensive income (loss)	(3,870)	238	(772)

Total stockholders’ equity	480,476	485,811	418,020

Total Liabilities and Stockholders’ Equity	$2,167,175	$2,088,125	$625,825

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Net sales:
Retail	$296,445	$275,693	$815,735	$744,977
Gymboree Play & Music and Other	6,703	5,157	16,706	11,447

Total net sales	303,148	280,850	832,441	756,424
Cost of goods sold, including buying and occupancy expenses	(172,303)	(142,046)	(498,704)	(390,549)

Gross profit	130,845	138,804	333,737	365,875
Selling, general and administrative expenses	(99,448)	(82,102)	(272,896)	(241,515)

Operating income	31,397	56,702	60,841	124,360
Interest income	28	77	115	277
Interest expense	(22,051)	(58)	(67,981)	(212)
Loss on extinguishment of debt	—	—	(19,563)	—
Other income (expense), net	8	28	(44)	114

Income (loss) before income taxes	9,382	56,749	(26,632)	124,539
Income tax (expense) benefit	(12,430)	(22,353)	6,210	(48,703)

Net (loss) income	$(3,048)	$34,396	$(20,422)	$75,836

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Successor	Predecessor
	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(20,422)	$75,836
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of deferred financing costs and original issue discount	15,860	—
Depreciation and amortization	42,703	29,712
Amortization of deferred financing costs and accretion of original issue discount	5,126	—
Interest rate cap contracts - adjustment to market	15	—
Loss on disposal/impairment of assets	3,501	832
(Benefit) provision for deferred income taxes	(6,269)	1,102
Excess tax benefits from exercise and vesting of share-based awards	—	(4,237)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units	—	4,278
Share-based compensation expense	4,330	12,551
Change in assets and liabilities:
Accounts receivable	(8,278)	(8,860)
Merchandise inventories	(68,106)	(50,104)
Prepaid expenses and other assets	(1,097)	521
Prepaid income taxes / income taxes payable	(2,314)	(4,372)
Accounts payable	14,178	9,242
Accrued liabilities	9,066	8,005
Lease incentives and other deferred liabilities	12,778	3,149

Net cash provided by operating activities	1,071	77,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(28,080)	(38,808)
Acquisition of business, net of cash acquired	(1,352)	—
Other	(296)	(1,074)

Net cash used in investing activities	(29,728)	(39,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	820,000	—
Payments on Term Loan	(826,150)	—
Proceeds from ABL facility	60,656	—
Payments on ABL facility	(20,656)	—
Deferred financing costs	(6,665)	—
Investment by Parent	14,865	—
Exercise of stock options	—	1,362
Repurchases of common stock	—	(124,610)
Excess tax benefits from exercise and vesting of share-based awards	—	4,237

Net cash provided by (used in) financing activities	42,050	(119,011)

Effect of exchange rate fluctuations on cash	204	401

Net increase (decrease) in cash and cash equivalents	13,597	(80,837)
CASH AND CASH EQUIVALENTS:
Beginning of period	32,124	257,672

End of period	$45,721	$176,835

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$5,877	$7,438
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes	$1,735	$48,100
Cash paid for interest	$52,790	$77

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

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature, except for a $10.7 million adjustment to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting, recorded in the first quarter of fiscal 2011, the loss on extinguishment of debt further described in Note 6, also recorded in the first quarter of fiscal 2011, and a $7.2 million charge resulting from the termination of the Company’s master franchise relationship in China, recorded in the third quarter of fiscal 2011 and further described in Note 15.

The results of operations for the 13 and 39 weeks ended October 29, 2011 are not necessarily indicative of the operating results that may be expected for the fiscal year ending January 28, 2012 (“fiscal 2011”) or any future period.

Classification Error

The Company corrected the classification of approximately $4.4 million in leasehold improvement costs from land and buildings to leasehold improvements to properly present such amounts in the condensed consolidated balance sheet as of January 29, 2011. The Company’s net property and equipment balance as of January 29, 2011 did not change from the amount previously reported.

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company as of January 29, 2012. The Company does not anticipate a material impact on its consolidated financial statements upon adoption.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. This new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance will be effective for the Company as of January 29, 2012. The Company is currently evaluating the impact of this guidance on its financial statement presentation of comprehensive income.

In September 2011, the FASB issued guidance to amend the testing of goodwill for impairment. This new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This new guidance will be effective for the Company as of January 29, 2012. The Company does not anticipate a material impact to its consolidated financial statements upon adoption.

3.	Investment by Parent

On or about January 31, 2011, Parent entered into subscription agreements with certain members of the Company’s management team. Under the subscription agreements, such members of the management team purchased an aggregate of 1,580,769 Class A Shares and 175,641 Class L Shares of Parent. The aggregate cash consideration paid for the shares was $7.9 million. This amount was indirectly contributed to the Company by Parent.

In February 2011, investment funds sponsored by Bain purchased an aggregate of 419,231 Class A Shares and 46,581 Class L Shares of Parent for $2.1 million. In addition, an unrelated party purchased an aggregate of 1,000,000 Class A Shares and 111,111 Class L Shares of Parent for $5.0 million. These amounts were indirectly contributed to the Company by Parent.

4.	Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	October 29, 2011 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Goodwill	$934,639		$934,639

Trade names	$560,340		$560,340

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(14,743)	21,657
Below market leases	7,055	(1,290)	5,765
Co-branded credit card agreement	4,000	(573)	3,427
Franchise agreements	1,900	(126)	1,774

	49,355	(16,732)	32,623

Total other intangible assets	$609,695	$(16,732)	$592,963

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,631)	$3,260	$(13,371)

	January 29, 2011 (Successor)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Goodwill	$934,639		$934,639

Trade names	$560,127		$560,127

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(2,874)	33,526
Below market leases	7,049	(255)	6,794
Co-branded credit card agreement	4,000	(112)	3,888
Franchise agreements	1,900	(25)	1,875

	49,349	(3,266)	46,083

Total other intangible assets	$609,476	$(3,266)	$606,210

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,623)	$642	$(15,981)

The financial information presented reflects the Company’s preliminary allocation of goodwill to its reporting units, segments and the guarantor and non-guarantor subsidiaries. The allocation of goodwill may change upon completion of the final valuation of the Company’s reporting units in the fourth quarter of 2011.

As of October 30, 2010, the Company had intangible assets of approximately $2.2 million and goodwill of approximately $0.2 million, both of which were assigned a fair value of zero in purchase accounting.

During the 13 and 39 weeks ended October 29, 2011, the Company recorded net amortization income of approximately $0.5 million and $1.5 million, respectively, in cost of goods sold (“COGS”) and amortization expense of approximately $4.1 million and $12.4 million, respectively, in selling, general and administrative expenses (“SG&A”). The Company estimates that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2011 and each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2011 (remaining 13 weeks)	$344	$(851)	$4,144	$3,637
2012	1,376	(3,253)	16,577	14,700
2013	1,162	(2,651)	2,626	1,137
2014	1,066	(2,071)	751	(254)
2015	843	(1,612)	751	(18)
2016	487	(1,463)	751	(225)

5.	Line of Credit

In connection with the Merger discussed in Note 1, the Company entered into a senior secured asset-based revolving credit facility (“ABL”) which provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of October 29, 2011, availability under the ABL was approximately $119.9 million. The ABL provides the Company with the right to request up to $75 million of additional commitments under this facility, subject to the satisfaction of certain conditions, provided that the aggregate amount of additional commitments incurred under both the ABL and the senior secured term loan facility described in Note 6 may not exceed $200 million in the aggregate. Principal amounts outstanding under the ABL are due and payable in full in November 2015. In addition to paying interest on outstanding principal under the ABL, the Company is required to pay a commitment fee on unutilized commitments thereunder, which was 0.5% per annum as of October 29, 2011. The ABL contains financial and other covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and pay dividends. As of October 29, 2011, the Company was in compliance with these covenants. As of October 29, 2011, there were $40 million of borrowings and $65.1 million of commercial and standby letters of credit outstanding under the ABL. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the ABL.

6.	Long-Term Debt

Long-term debt consists of (in thousands):	Successor
	October 29, 2011	January 29, 2011
Senior secured term loan facility, net of discount of $2,000 and $4,010	$811,850	$815,991
9.125% senior notes	400,000	400,000

Subtotal	1,211,850	1,215,991
Less current portion	(8,200)	(8,200)

Long-term debt - less current portion	$1,203,650	$1,207,791

In connection with the Merger discussed in Note 1, the Company entered into an agreement with several lenders to establish an $820 million senior secured term loan facility (“Term Loan”). The Term Loan allows the Company to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 5. The interest rate for borrowings under the Term Loan is, at the option of the Company, a base rate plus an additional marginal rate of 2.5% (reduced from 3.0% as a result of the refinancing discussed below) or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%

(reduced from 4.0% as a result of the refinancing discussed below). The Term Loan requires the Company to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that the Company prepay the Term Loan with a certain percentage of its annual excess cash flow beginning with the excess cash flow for fiscal 2011. The Term Loan is presented net of the related original issue discount (“OID”). Accretion of OID is included in interest expense and was not material during the 13 and 39 weeks ended October 29, 2011. In February 2011, the Company refinanced the Term Loan through an amendment and restatement of its existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. In the first quarter of fiscal 2011, the Company recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $15.9 million in deferred financing costs and OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of the Company’s assets and those of its 100%-owned domestic subsidiaries. The Company and its 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

In connection with the Merger discussed in Note 1, the Company issued $400 million aggregate principal amount of 9.125% senior notes (the “Notes”) due in December 2018. Interest on the Notes is payable semi-annually beginning June 1, 2011. If the Company or its subsidiaries sell certain assets, the Company generally must either invest the net cash proceeds from such sale in its business within a certain period of time, use the proceeds to prepay senior secured debt or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, the Company may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, the Company will not be entitled to redeem the Notes at its option prior to December 1, 2014. The Notes are unsecured senior obligations of the Company. The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 14).

Interest expense was $22.1 million and $68.0 million for the 13 and 39 weeks ended October 29, 2011, respectively, including $1.7 million and $5.1 million, respectively, of amortization of deferred financing costs and accretion of OID.

7.	Fair Value Measurements

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following three-tier hierarchy:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of October 29, 2011 and January 29, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	October 29, 2011 (Successor)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Forward foreign exchange contracts - inventory related	$—	$67	$—	$67
Interest rate caps	—	4,234	—	4,234

Total	$—	$4,301	$—	$4,301

Liabilities
Forward foreign exchange contracts - intercompany	$—	$148	$—	$148

	January 29, 2011 (Successor)
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Interest rate caps	$—	$11,863	$—	$11,863

Liabilities
Forward foreign exchange contracts	$—	$33	$—	$33

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

Although the Company has determined that the majority of the inputs used to value its interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of October 29, 2011 and January 29, 2011, the Company assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, the Company classified its interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of the Company’s forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The Company had no other financial assets or liabilities measured at fair value as of October 29, 2011 and January 29, 2011. The Company had no significant financial assets or liabilities measured at fair value as of October 30, 2010.

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

	Successor
	October 29, 2011		January 29, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$811,850	$758,687	$815,991	$831,275
Notes	400,000	358,000	400,000	420,500

	$1,211,850	$1,116,687	$1,215,991	$1,251,775

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

The Company measures certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 and 39 weeks ended October 29,

2011, the Company recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying amount of the applicable long-lived assets from $0.8 million and $2.8 million, respectively, to their fair value of zero. During the 39 weeks ended October 30, 2010, the Company recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying amount of the applicable long-lived assets from $0.2 million to their fair value of zero. The Company recorded no impairment charges related to assets at under-performing stores during the 13 weeks ended October 30, 2010.

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

The Company had the following outstanding derivatives designated as cash flow hedges (in thousands):

	Successor				Predecessor
	October 29, 2011		January 29, 2011		October 30, 2010
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	—	$—
Foreign exchange derivatives
Forward foreign exchange contracts	3	2,784	6	4,505	3	2,386

Total	7	$702,784	10	$704,505	3	$2,386

In addition to the cash flow hedges above, as of October 29, 2011, the Company had one forward foreign exchange contract with a notional amount of $4.1 million that was not designated as a hedge. The table below presents the fair value of all of the Company’s derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands).

	Successor
	October 29, 2011		January 29, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate derivatives
Balance Sheet Location	Other Assets		Other Assets
Purchased Caps	$4,234		$11,863
Foreign exchange derivatives
Balance Sheet Location	Other Assets	Accrued liabilities		Accrued liabilities
Forward foreign exchange contracts - inventory related	67			$33
Forward foreign exchange contracts - intercompany		$148

Total	$4,301	$148	$11,863	$33

The Company had no significant derivative financial instruments as of October 30, 2010.

The tables below present the effect of all of the Company’s derivative financial instruments on the condensed consolidated statements of operations (in thousands). No amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	13 weeks ended October 29, 2011 (Successor)
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(2,419)	Interest expense	$(13)
Foreign exchange derivatives
Forward foreign exchange contracts	186	Cost of goods sold	(64)

Total	$(2,233)		$(77)

	39 weeks ended October 29, 2011 (Successor)
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(7,613)	Interest expense	$(15)
Foreign exchange derivatives
Forward foreign exchange contracts	14	Cost of goods sold	(222)

Total	$(7,599)		$(237)

The amount of gain or loss recognized in other comprehensive income (“OCI”) and reclassified from accumulated OCI into income was not significant for the 13 and 39 weeks ended October 30, 2010.

9.	Share-based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consisted of the following (in thousands):

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Stock options	$1,458	$—	$4,330	$3
Restricted stock awards and units	—	4,013	—	12,548

Total	$1,458	$4,013	$4,330	$12,551

10.	Comprehensive Income (Loss)

Comprehensive income (loss), which includes net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments, was as follows (in thousands):

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
Net (loss) income	$(3,048)	$34,396	$(20,422)	$75,836
Foreign currency translation	(232)	(1,337)	320	(906)
Changes in fair market value of cash flow hedges, net of tax	825	(15)	(4,428)	(208)

Total comprehensive (loss) income, net of tax	$(2,455)	$33,044	$(24,530)	$74,722

11.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of the following (in thousands):

	Successor		Predecessor
	October 29, 2011	January 29, 2011	October 30, 2010
Foreign currency translation	$766	$446	$(634)
Unrealized net loss on cash flow hedges, net of tax	(4,636)	(208)	(138)

Total accumulated other comprehensive (loss) income	$(3,870)	$238	$(772)

12.	Segments

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

The following tables provide the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended October 29, 2011 (Successor)				13 Weeks Ended October 30, 2010 (Predecessor)
	Retail Stores	Gymboree Play & Music	Other	Total	Retail Stores	Gymboree Play & Music	Other	Total
Net sales	$296,445	$3,195	$3,508	$303,148	$275,693	$4,265	$892	$280,850
Operating income (loss)	36,769	(6,640)	1,268	31,397	54,200	2,083	419	56,702
Total assets	2,157,755	6,850	2,570	2,167,175	620,074	5,271	480	625,825

	39 Weeks Ended October 29, 2011 (Successor)				39 Weeks Ended October 30, 2010 (Predecessor)
	Retail Stores	Gymboree Play & Music	Other	Total	Retail Stores	Gymboree Play & Music	Other	Total
Net sales	$815,735	$9,469	$7,237	$832,441	$744,977	$10,351	$1,096	$756,424
Operating income (loss)	61,913	(4,055)	2,983	60,841	119,304	4,572	484	124,360
Total assets	2,157,755	6,850	2,570	2,167,175	620,074	5,271	480	625,825

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

The Company attributes revenues to individual countries based on selling location. The following tables provide the summary financial data for the Company’s international locations (in thousands):

	13 Weeks Ended October 29, 2011 (Successor)			13 Weeks Ended October 30, 2010 (Predecessor)
	Canada	Australia	Total International	Canada	Australia	Total International
Net sales	$12,102	$516	$12,618	$10,903	$390	$11,293
Long-lived assets	9,836	1,274	11,110	5,716	752	6,468

	39 Weeks Ended October 29, 2011 (Successor)			39 Weeks Ended October 30, 2010 (Predecessor)
	Canada	Australia	Total International	Canada	Australia	Total International
Net sales	$32,038	$1,527	$33,565	$28,664	$641	$29,305
Long-lived assets	9,836	1,274	11,110	5,716	752	6,468

13.	Common Stock Repurchases

In November 2009 and June 2010, the Board of Directors authorized the Company to utilize up to $40 million and $100 million, respectively, of its cash reserves to purchase shares of the Company’s outstanding common stock under two share repurchase programs. During the 13 weeks ended October 30, 2010, the Company did not purchase any shares, as the Company completed both share repurchase programs during the 13 weeks ended July 31, 2010. During the 26 weeks ended July 31, 2010, the Company purchased 2,613,375 shares at a cost of $113.6 million or approximately $43.49 per share.

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

	October 29, 2011 (Successor)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$32,860	$5,180	$7,681	$—	$45,721
Accounts receivable, net of allowance	1,946	19,620	382	—	21,948
Merchandise inventories	—	248,503	4,110	72	252,685
Prepaid income taxes	18,148	—	668	(1,767)	17,049
Prepaid expenses	3,693	2,133	35	—	5,861
Deferred income taxes	19,694	12,052	97	—	31,843
Intercompany receivable	—	341,310	—	(341,310)	—

Total current assets	76,341	628,798	12,973	(343,005)	375,107

Property and Equipment, net	19,738	179,106	8,468	—	207,312
Deferred Income Taxes	18,110	—	697	(18,807)	—
Goodwill	—	934,639	—	—	934,639
Other Intangible Assets	3,450	589,305	208	—	592,963
Deferred Financing Costs	49,549	—	—	—	49,549
Other Assets	4,235	861	2,509	—	7,605
Investment in Subsidiaries	1,940,436	—	—	(1,940,436)	—

Total Assets	$2,111,859	$2,332,709	$24,855	$(2,302,248)	$2,167,175

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,526	$62,896	$252	$—	$68,674
Accrued liabilities	39,460	49,799	1,576	—	90,835
Line of credit	40,000	—	—	—	40,000
Current portion of long-term debt	8,200	—	—	—	8,200
Income tax payable	—	1,767	—	(1,767)	—
Intercompany payable	329,852	—	10,974	(340,826)	—

Total current liabilities	423,038	114,462	12,802	(342,593)	207,709
Long-Term Liabilities:
Long-term debt	1,203,650	—	—	—	1,203,650
Lease incentives and other liabilities	4,695	27,308	4,408	—	36,411
Deferred income taxes	—	257,736	—	(18,807)	238,929

Total Liabilities	1,631,383	399,506	17,210	(361,400)	1,686,699
Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	480,476	1,933,203	7,645	(1,940,848)	480,476

Total Liabilities and Stockholders’ Equity	$2,111,859	$2,332,709	$24,855	$(2,302,248)	$2,167,175

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

	January 29, 2011 (Successor)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19,157	$6,530	$6,437	$—	$32,124
Accounts receivable, net of allowance	620	12,960	89	—	13,669
Merchandise inventories	—	181,544	2,955	(231)	184,268
Prepaid income taxes	15,404	—	712	—	16,116
Prepaid expenses	3,149	1,658	49	—	4,856
Deferred income taxes	—	7,805	28	(1,136)	6,697
Intercompany receivable	—	333,845	—	(333,845)	—

Total current assets	38,330	544,342	10,270	(335,212)	257,730

Property and Equipment, net	21,411	184,203	6,877	—	212,491
Deferred Income Taxes	37,573	—	828	(38,401)	—
Goodwill	934,639	—	—	—	934,639
Other Intangible Assets	3,888	602,081	241	—	606,210
Deferred Financing Costs	61,983	—	—	—	61,983
Other Assets	11,867	802	2,403	—	15,072
Investment in Subsidiaries	962,297	—	—	(962,297)	—

Total Assets	$2,071,988	$1,331,428	$20,619	$(1,335,910)	$2,088,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,235	$50,040	$219	$—	$54,494
Accrued liabilities	36,197	43,538	1,365	—	81,100
Current portion of long-term debt	8,200	—	—	—	8,200
Deferred income taxes	1,136	—	—	(1,136)	—
Intercompany payable	323,911	—	9,846	(333,757)	—

Total current liabilities	373,679	93,578	11,430	(334,893)	143,794
Long-Term Liabilities:
Long-term debt	1,207,791	—	—	—	1,207,791
Lease incentives and other liabilities	4,707	17,990	3,434	—	26,131
Deferred income taxes	—	262,999	—	(38,401)	224,598

Total Liabilities	1,586,177	374,567	14,864	(373,294)	1,602,314

Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	485,811	956,861	5,755	(962,616)	485,811

Total Liabilities and Stockholders’ Equity	$2,071,988	$1,331,428	$20,619	$(1,335,910)	$2,088,125

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEET

(in thousands)

	October 30, 2010 (Predecessor)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$164,114	$6,287	$6,434	$—	$176,835
Accounts receivable, net of allowance	548	18,057	172	—	18,777
Merchandise inventories	—	167,786	3,703	(298)	171,191
Prepaid income taxes	—	—	647	(647)	—
Prepaid expenses	3,040	1,847	26	—	4,913
Deferred income taxes	—	17,527	476	(3,219)	14,784
Intercompany receivable	—	286,324	—	(286,324)	—

Total current assets	167,702	497,828	11,458	(290,488)	386,500

Property and Equipment, net	22,374	188,979	6,921	—	218,274
Deferred Income Taxes	16,161	320	—	(1,014)	15,467
Other Assets	4	2,649	2,931	—	5,584
Investment in Subsidiaries	550,287	—	—	(550,287)	—

Total Assets	$756,528	$689,776	$21,310	$(841,789)	$625,825

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,694	$51,038	$43	$—	$55,775
Accrued liabilities	28,193	41,172	1,411	—	70,776
Income tax payable	1,271	—	—	(647)	624
Deferred income taxes	3,219	—	—	(3,219)	—
Intercompany payable	277,880	—	8,354	(286,234)	—

Total current liabilities	315,257	92,210	9,808	(290,100)	127,175
Long-Term Liabilities:
Lease incentives and other liabilities	23,252	54,399	3,993	(1,014)	80,630

Total Liabilities	338,509	146,609	13,801	(291,114)	207,805
Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	418,019	543,167	7,509	(550,675)	418,020

Total Liabilities and Stockholders’ Equity	$756,528	$689,776	$21,310	$(841,789)	$625,825

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 13 WEEKS ENDED OCTOBER 29, 2011 (SUCCESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$364	$288,715	$13,230	$(5,864)	$296,445
Gymboree Play & Music and Other	—	6,703	—	—	6,703
Intercompany revenue	10,459	313	—	(10,772)	—

Total net sales	10,823	295,731	13,230	(16,636)	303,148
Cost of goods sold, including buying and occupancy expenses	(1,340)	(169,232)	(8,253)	6,522	(172,303)

Gross profit	9,483	126,499	4,977	(10,114)	130,845
Selling, general and administrative expenses	(12,452)	(93,535)	(3,521)	10,060	(99,448)

Operating (loss) income	(2,969)	32,964	1,456	(54)	31,397
Interest income	11	—	17	—	28
Interest expense	(22,051)	—	—	—	(22,051)
Other income (expense), net	15	—	(7)	—	8

(Loss) income before income taxes and equity in earnings of affiliates	(24,994)	32,964	1,466	(54)	9,382
Income tax expense	(488)	(10,864)	(1,078)	—	(12,430)
Equity in earnings of affiliates, net of tax	22,434	—	—	(22,434)	—

Net (loss) income	$(3,048)	$22,100	$388	$(22,488)	$(3,048)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE 13 WEEKS ENDED OCTOBER 30, 2010 (PREDECESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,861	$267,267	$11,774	$(5,209)	$275,693
Gymboree Play & Music and Other	—	5,157	—	—	5,157
Intercompany revenue	8,839	268	—	(9,107)	—

Total net sales	10,700	272,692	11,774	(14,316)	280,850
Cost of goods sold, including buying and occupancy expenses	(983)	(139,929)	(6,253)	5,119	(142,046)

Gross profit	9,717	132,763	5,521	(9,197)	138,804
Selling, general and administrative expenses	(15,922)	(72,468)	(2,844)	9,132	(82,102)

Operating (loss) income	(6,205)	60,295	2,677	(65)	56,702
Interest income	64	—	13	—	77
Interest expense	(58)	—	—	—	(58)
Other income, net	15	—	13	—	28

(Loss) income before income taxes and equity in earnings of affiliates	(6,184)	60,295	2,703	(65)	56,749
Income tax benefit (expense)	3,435	(24,726)	(1,062)	—	(22,353)
Equity in earnings of affiliates, net of tax	37,145	—	—	(37,145)	—

Net income	$34,396	$35,569	$1,641	$(37,210)	$34,396

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE 39 WEEKS ENDED OCTOBER 29, 2011 (SUCCESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$977	$795,374	$35,536	$(16,152)	$815,735
Gymboree Play & Music and Other	—	16,706	—	—	16,706
Intercompany revenue	30,820	770	—	(31,590)	—

Total net sales	31,797	812,850	35,536	(47,742)	832,441
Cost of goods sold, including buying and occupancy expenses	(3,987)	(489,360)	(22,541)	17,184	(498,704)

Gross profit	27,810	323,490	12,995	(30,558)	333,737
Selling, general and administrative expenses	(36,486)	(256,915)	(9,946)	30,451	(272,896)

Operating (loss) income	(8,676)	66,575	3,049	(107)	60,841
Interest income	22	26	67	—	115
Interest expense	(67,981)	—	—	—	(67,981)
Loss on extinguishment of debt	(19,563)	—	—	—	(19,563)
Other expense, net	(31)	—	(13)	—	(44)

(Loss) income before income taxes and equity in earnings of affiliates	(96,229)	66,601	3,103	(107)	(26,632)
Income tax benefit (expense)	32,816	(24,898)	(1,708)	—	6,210
Equity in earnings of affiliates, net of tax	42,991	—	—	(42,991)	—

Net (loss) income	$(20,422)	$41,703	$1,395	$(43,098)	$(20,422)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF INCOME

FOR THE 39 WEEKS ENDED OCTOBER 30, 2010 (PREDECESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$5,613	$722,635	$31,064	$(14,335)	$744,977
Gymboree Play & Music and Other	—	11,447	—	—	11,447
Intercompany revenue	35,028	671	—	(35,699)	—

Total net sales	40,641	734,753	31,064	(50,034)	756,424
Cost of goods sold, including buying and occupancy expenses	(2,948)	(383,842)	(17,875)	14,116	(390,549)

Gross profit	37,693	350,911	13,189	(35,918)	365,875
Selling, general and administrative expenses	(50,490)	(217,923)	(8,874)	35,772	(241,515)

Operating (loss) income	(12,797)	132,988	4,315	(146)	124,360
Interest income	243	—	34	—	277
Interest expense	(212)	—	—	—	(212)
Other income (expense), net	74	(1)	41	—	114

(Loss) income before income taxes and equity in earnings of affiliates	(12,692)	132,987	4,390	(146)	124,539
Income tax benefit (expense)	8,038	(54,358)	(2,383)	—	(48,703)
Equity in earnings of affiliates, net of tax	80,490			(80,490)	—

Net income	$75,836	$78,629	$2,007	$(80,636)	$75,836

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 39 WEEKS ENDED OCTOBER 29, 2011 (SUCCESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(65,535)	$63,584	$3,104	$(82)	$1,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,961)	(22,925)	(2,194)	—	(28,080)
Acquisition of business, net of cash acquired	(1,352)	—	—	—	(1,352)
Investment in subsidiaries	(110)	—	—	110	—
Other	(19)	(246)	(31)	—	(296)

Net cash used in investing activities	(4,442)	(23,171)	(2,225)	110	(29,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	41,630	(41,763)	51	82	—
Proceeds from Term Loan	820,000	—	—	—	820,000
Payments on Term Loan	(826,150)	—	—	—	(826,150)
Proceeds from ABL facility	60,656	—	—	—	60,656
Payments on ABL facility	(20,656)	—	—	—	(20,656)
Deferred financing costs	(6,665)	—	—	—	(6,665)
Investment by Parent	14,865	—	110	(110)	14,865

Net cash provided by (used in) financing activities	83,680	(41,763)	161	(28)	42,050

Effect of exchange rate fluctuations on cash	—	—	204	—	204

Net increase (decrease) in cash and cash equivalents	13,703	(1,350)	1,244	—	13,597
CASH AND CASH EQUIVALENTS:
Beginning of Period	19,157	6,530	6,437	—	32,124

End of Period	$32,860	$5,180	$7,681	$—	$45,721

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE 39 WEEKS ENDED OCTOBER 30, 2010 (PREDECESSOR)

(in thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$14,274	$61,486	$1,895	$—	$77,655

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,855)	(34,158)	(1,795)	—	(38,808)
Investment in subsidiaries	(1,981)	—	—	1,981	—
Other	—	(997)	(77)	—	(1,074)

Net cash used in investing activities	(4,836)	(35,155)	(1,872)	1,981	(39,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	29,423	(25,228)	(4,195)	—	—
Investment by Parent	—	—	1,981	(1,981)	—
Exercise of stock options	1,362	—	—	—	1,362
Repurchases of common stock	(124,610)	—	—	—	(124,610)
Excess tax benefits from exercise and vesting of share-based awards	2,975	1,262	—	—	4,237

Net cash used in financing activities	(90,850)	(23,966)	(2,214)	(1,981)	(119,011)

Effect of exchange rate fluctuations on cash	—	—	401	—	401

Net (decrease) increase in cash and cash equivalents	(81,412)	2,365	(1,790)	—	(80,837)
CASH AND CASH EQUIVALENTS:
Beginning of Period	245,526	3,922	8,224	—	257,672

End of Period	$164,114	$6,287	$6,434	$—	$176,835

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

15.	Gymboree Play & Music Franchisee Termination

In the third quarter of fiscal 2011, the Company terminated its agreement with a Gymboree Play & Music master franchisee in China. Costs associated with the termination of this master franchise relationship resulted in a $7.2 million charge to operating expenses in the third quarter of fiscal 2011. The Company assumed the role of master franchisor in China upon this termination.

16.	Subsequent Events

In November 2011, the Company distributed $12.2 million in the form of a dividend to Parent, to potentially be used by Parent’s shareholders to fund an equity investment in a proposed venture that would be jointly controlled by the shareholders of the Company and Bain Capital Asia Fund, a fund advised by Bain. If ultimately consummated, the joint venture would operate branded retail stores in the China market through an exclusive franchise agreement with the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of October 29, 2011 (Successor) and October 30, 2010 (Predecessor), and the related condensed consolidated statements of operations for the thirteen and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods ended October 29, 2011 and October 30, 2010. These interim financial statements are the responsibility of the Company’s management.

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

December 12, 2011

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

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of October 29, 2011, the Company operated a total of 1,137 retail stores, including 1,090 stores in the United States (593 Gymboree stores, 151 Gymboree Outlet stores, 127 Janie and Jack shops and 219 Crazy 8 stores), 41 Gymboree stores in Canada, 3 Gymboree stores in Australia, 1 Gymboree store in Puerto Rico and 2 Gymboree Outlet stores in Puerto Rico, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. The Company also offers directed parent-child developmental play programs at 697 franchised and Company-operated Gymboree Play & Music centers in the United States and 36 other countries. In addition, as of October 29, 2011, third-party overseas partners operated 15 Gymboree stores in the Middle East and 3 department store shop-in-shops in South Korea.

During the third quarter of fiscal 2011, the Company opened 21 Crazy 8 stores, 3 Gymboree stores, 1 Gymboree Outlet store and 2 Janie and Jack shops. The Company also relocated, remodeled or expanded 4 Gymboree stores and closed 1 Gymboree store.

During the remainder of fiscal 2011, the Company plans to open approximately 20 new stores consisting mostly of Crazy 8 stores. In addition, third-party overseas partners plan to open approximately 3 stores in the Middle East and 3 stores in South Korea.

Effect of the Merger

On October 11, 2010, The Gymboree Corporation entered into an Agreement and Plan of Merger with Giraffe Holding, Inc. (“Parent”), and Giraffe Acquisition Corporation, a wholly owned subsidiary of Parent (“Acquisition Sub”), whereby Acquisition Sub merged with and into the Company in accordance with the “short-form” merger provisions available under Delaware law (the “Merger”). The application of purchase accounting as a result of the Merger required the adjustment of the Company’s assets and liabilities to their fair value, which resulted in an increase in amortization expense related to intangible assets acquired as a result of the Merger. Also, as a result of the Merger, the Company’s borrowings and interest expense significantly increased. The excess of purchase price over the estimated fair value of the Company’s net assets and identified intangible assets was allocated to goodwill. The Company’s indefinite-lived intangible assets and goodwill are subject to periodic tests for impairment. During the 39 weeks ended October 29, 2011, the Company recorded a non-recurring charge of $10.7 million to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows other purchase accounting adjustments that affected the 13 and 39 weeks ended October 29, 2011, as well as a reconciliation of such measures to net income (loss).

Results of Operations

13 weeks ended October 29, 2011, compared to 13 weeks ended October 30, 2010

Net Sales

Net retail sales for the third quarter of fiscal 2011 increased to $296.4 million from $275.7 million in the same period last year, an increase of $20.7 million, or 7.5%. Comparable store sales for the third quarter of fiscal 2011 increased 2% compared to the same period in the prior year. The increase in net retail sales was also due to net store and square footage growth of 88 stores and approximately 196,000 square feet, respectively. There were 1,137 stores open at October 29, 2011 compared to 1,049 at October 30, 2010.

Gymboree Play & Music and Other net sales for the third quarter of fiscal 2011 increased to $6.7 million from $5.2 million in the same period of last year. This increase was primarily related to the Company’s international retail partner businesses, which launched in August 2010. As of October 29, 2011, our third-party overseas partners operated 18 Gymboree stores (including 3 department store shop-in-shops), compared to 2 stores as of the end of the same period last year.

Gross Profit

Gross profit for the third quarter of fiscal 2011 decreased to $130.8 million from $138.8 million in the same period last year. As a percentage of net sales, gross profit for the third quarter of fiscal 2011 decreased 6.2 percentage points to 43.2% from 49.4% in the same period last year. This decrease was primarily due to higher average unit costs, as well as $3.4 million in purchase accounting adjustments. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows the purchase accounting adjustments that affected gross profit.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $99.4 million in the third quarter of fiscal 2011, including $5.4 million in purchase accounting adjustments and $7.2 million in charges related to the termination of our Gymboree Play & Music master franchisee relationship in China, compared to $82.1 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 32.8% for the third quarter of fiscal 2011 compared to 29.2% in the same period last year. This increase was primarily due to costs associated with the termination of our Gymboree Play & Music master franchisee relationship in China, as well as higher amortization expense related to the Merger and higher store compensation, and was partially offset by lower share-based and incentive compensation. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows the purchase accounting adjustments that affected SG&A.

Interest Expense

Interest expense increased to $22.1 million in the third quarter of fiscal 2011, primarily due to interest on the Company’s $820 million senior secured term loan (“Term Loan”) and $225 million senior secured asset-based revolving credit facility (“ABL” or “ABL Facility” and, together with the Term Loan, the “Senior Credit Facilities”) entered into, and 9.125% senior notes (the “Notes”) issued, in connection with the Merger, as well as amortization of the related deferred financing costs and accretion of the original issue discount on the Term Loan.

Income Taxes

The Company’s effective tax rate for the third quarter of fiscal 2011 and 2010 was 132.5% and 39.4%, respectively. The effective tax rate increased in the third quarter of fiscal 2011 due to lower forecasted annual earnings, which led to a cumulative reduction in the year to date tax benefit recorded in prior quarters.

39 weeks ended October 29, 2011, compared to 39 weeks ended October 30, 2010

Net Sales

Net retail sales for the 39 weeks ended October 29, 2011 increased to $815.7 million from $745.0 million in the same period last year, an increase of $70.7 million, or 9.5%. Comparable store sales for the 39 weeks ended October 29, 2011 increased 3% compared to the same period in the prior year. The increase in net retail sales was also due to net store and square footage growth of 88 stores and approximately 196,000 square feet, respectively. There were 1,137 stores open at October 29, 2011 compared to 1,049 at October 30, 2010.

Gymboree Play & Music and Other net sales for the 39 weeks ended October 29, 2011 increased to $16.7 million from $11.4 million in the same period last year, an increase of $5.3 million, or 46.5%. This increase was primarily related to the Company’s international retail partner businesses, which launched in August 2010. As of October 29, 2011, our third-party overseas partners operated 18 Gymboree stores (including 3 department store shop-in-shops), compared to 2 stores as of the end of the same period last year.

Gross Profit

Gross profit for the 39 weeks ended October 29, 2011 decreased to $333.7 million from $365.9 million in the same period last year. As a percentage of net sales, gross profit for the 39 weeks ended October 29, 2011 decreased 8.3 percentage points to 40.1% from 48.4% in the same period last year. This decrease was due to higher average unit costs and a higher level of markdown selling, as well as $20.9 million in purchase accounting adjustments, including a $10.7 million increase in cost of goods sold resulting from an increase in the net book value of inventory. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report provides additional detail for the $20.9 million in adjustments noted above.

Selling, General and Administrative Expenses

SG&A expenses increased to $272.9 million for the 39 weeks ended October 29, 2011, including $16.9 million in purchase accounting adjustments and $7.2 million in charges related to the termination of our Gymboree Play & Music master franchisee relationship in China, compared to $241.5 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 32.8% for the 39 weeks ended October 29, 2011 compared to 31.9% in the same period last year. This increase was primarily due to higher amortization expense related to the Merger, higher store compensation, costs associated with the termination of our Gymboree Play & Music master franchisee relationship in China, higher marketing costs, and an increase in impairment charges related to under-performing stores, and was partially offset by lower share-based and incentive compensation. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows the purchase accounting adjustments that affected SG&A.

Interest Expense

Interest expense increased to $68.0 million for the 39 weeks ended October 29, 2011 from $0.2 million in the same period last year, primarily due to interest on the Company’s Senior Credit

Facilities entered into, and Notes issued, in connection with the Merger, as well as amortization of the related deferred financing costs and accretion of the original issue discount on the Term Loan.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was approximately $19.6 million for the 39 weeks ended October 29, 2011 and was due to the refinancing of the Term Loan. In February 2011, the Company refinanced the Term Loan through an amendment and restatement of its existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018.

Income Taxes

The Company’s effective tax rate for the 39 weeks ended October 29, 2011 and October 30, 2010 was 23.3% and 39.1%, respectively. The effective tax rate decreased in fiscal 2011 due to the relationship of state and foreign taxes to forecasted annual earnings in 2011 compared to 2010.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $45.7 million at October 29, 2011, an increase of $13.6 million from January 29, 2011. Working capital as of October 29, 2011 was $167.4 million compared to $113.9 million as of January 29, 2011.

Net cash provided by operating activities for the 39 weeks ended October 29, 2011 was $1.1 million compared to $77.7 million in the same period last year. This change was primarily due to interest payments on the Company’s Senior Credit Facilities entered into, and Notes issued, in connection with the Merger as well as increased average unit costs for inventory.

Net cash used in investing activities for the 39 weeks ended October 29, 2011 was $29.7 million compared to $39.9 million in the same period last year, and consisted primarily of capital expenditures related to the opening of new stores, relocation, remodeling or expansion of existing stores, information technology improvements, and investments in the Company’s distribution center. The decrease in capital expenditures was primarily due to a decrease in new store construction. The Company opened 79 new stores during the 39 weeks ended October 29, 2011 compared to 99 new stores during the same period last year.

Net cash provided by financing activities for the 39 weeks ended October 29, 2011 was $42.1 million, compared to net cash used in financing activities of $119.0 million in the same period last year. Net cash provided by financing activities for the 39 weeks ended October 29, 2011 was primarily related to borrowings totaling $40 million under the ABL Facility. Net cash used in financing activities during the 39 weeks ended October 30, 2010 was primarily related to share repurchases.

The Company has an $820 million Term Loan and a $225 million ABL Facility. As of October 29, 2011, $813.9 million was outstanding under the Term Loan and $40 million was outstanding under the ABL Facility. There was approximately $119.9 million of undrawn availability under the ABL at October 29, 2011. Amounts available under the ABL are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL contain covenants that, among other things, restrict the Company’s ability to incur additional indebtedness and pay dividends. The ABL also contains financial covenants. As of October 29, 2011, the Company was in compliance with these covenants.

We anticipate that cash and cash equivalents generated by operations, the remaining funds available under our Term Loan and ABL, and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months.

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

•	does not reflect the Company’s cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, the Company’s working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on the Company’s debt;

•	excludes income tax payments that represent a reduction in cash available to the Company; and

•	does not reflect the impact of earnings or charges resulting from matters the Company considers not to be indicative of ongoing operations.

The following table is a reconciliation of net (loss) income to Adjusted EBITDA for the periods indicated:

	Successor	Predecessor	Successor	Predecessor
	13 Weeks Ended October 29, 2011	13 Weeks Ended October 30, 2010	39 Weeks Ended October 29, 2011	39 Weeks Ended October 30, 2010
	(in thousands)
Net (loss) income	$(3,048)	$34,396	$(20,422)	$75,836
Interest expense	22,051	58	67,981	212
Interest income	(28)	(77)	(115)	(277)
Income tax expense (benefit)	12,430	22,353	(6,210)	48,703
Depreciation and amortization (a)	14,086	10,169	42,703	29,712
Non-cash share-based compensation expense	1,458	4,013	4,330	12,551
Loss on disposal/impairment on assets	1,241	72	3,501	832
Loss on extinguishment of debt	—	—	19,563	—
Gymboree Play & Music franchise transition	7,200	—	7,200	—
Acquisition-related adjustments (b)	5,174	3,479	26,865	3,479

Adjusted EBITDA	$60,564	$74,463	$145,396	$171,048

(a) Includes the following purchase accounting adjustments (in thousands):
Amortization of intangible assets (impacts SG&A)	$4,144	$—	$12,433	$—
Amortization of below and above market leases (impacts COGS)	(508)	—	(1,528)	—

	$3,636	$—	$10,905	$—

(b) Includes the following adjustments (in thousands):
Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting (impacts COGS)	$—	$—	$10,731	$—
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	2,437	—	7,274	—
Legal, accounting and other costs incurred as a result of the Merger (impacts SG&A)	1,276	3,479	4,436	3,479
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	1,461	—	4,424	—

	$5,174	$3,479	$26,865	$3,479

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

The table below summarizes the notional amounts and fair values of the Company’s forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
October 29, 2011	$6,865	$(81)	$1.01
January 29, 2011	$4,505	$(33)	$1.00
October 30, 2010	$2,386	$(71)	$0.98

Interest Rate Risk

The Company is subject to interest rate risk in connection with its long-term debt. The Company’s principal interest rate risk relates to the outstanding Term Loan. The Company had $813.9 million outstanding under its Term Loan as of October 29, 2011, bearing interest at variable rates. A 0.125% increase in the floating rates applicable to the indebtedness outstanding under the Term Loan would have increased annual interest expense by approximately $1.0 million. The Term Loan and the ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, the Company purchased four interest rate caps to hedge against rising interest rates associated with the Company’s Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of October 29, 2011 and January 29, 2011, accumulated other comprehensive income included approximately $7.8 million and $0.2 million, respectively, in unrealized losses related to the interest rate caps.

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

Changes in Internal Control over Financial Reporting

During the third quarter of fiscal 2011, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item  4. (REMOVED AND RESERVED)

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

December 12, 2011	By: /s/ Jeffrey P. Harris
Date	Jeffrey P. Harris
Chief Financial Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Jeffrey P. Harris Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Jeffrey P. Harris Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 29, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.