Form 10-K
period 2012-01-28
GYMBOREE CORP
filed 2012-04-26
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 28, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER      000-21250

THE GYMBOREE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	94-2615258
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Howard Street, San Francisco, California (Address of principal executive offices)	94105 (Zip Code)

Registrant’s telephone number, including area code: (415) 278-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes [  ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes [X]      No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]      No [  ]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X ]      No [  ]

*          The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [X] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]      No [X]

As of April 26, 2012, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE GYMBOREE CORPORATION

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to: future sales, costs and expenses and gross profit percentages; the continuation of historical trends; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we had expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” and elsewhere in this annual report. We encourage you to carefully read these risk factor disclosures. We caution investors not to place substantial reliance on the forward-looking statements contained in this annual report. These statements, like all statements in this annual report, speak only as of the date of this annual report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments, except as otherwise required by law.

NOTE REGARDING TRADEMARKS AND SERVICE MARKS

In the United States, we are the owner of a number of trademarks and service marks, including the trademarks and service marks “Gymboree,” “Janie and Jack,” “Crazy 8” and “Gymboree Play & Music,” and the trademarks “Gymbo” and “Gymbucks.” The mark “Gymboree” is also registered, or is subject to pending applications, in approximately 94 foreign countries. All other trademarks or service marks appearing in this annual report that are not identified as marks owned by us are the property of their respective owners.

PART 1

ITEM 1. BUSINESS

General

The Gymboree Corporation (“we,” “us,” “our,” Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of January 28, 2012, we operated a total of 1,149 retail stores and online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offered directed parent-child developmental play programs under the Gymboree Play & Music® brand at 703 franchised and Company-operated centers in the United States and 36 other countries. In addition, as of January 28, 2012, third-party overseas partners operated 24 Gymboree® retail stores in the Middle East and South Korea, and a joint venture with Gymboree (China) Commercial and Trading Co. Ltd., and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (collectively, the “Joint Venture”) operated one Gymboree retail store in China.

Gymboree: As of January 28, 2012, we operated a total of 785 Gymboree stores (including 153 Gymboree Outlet stores), consisting of 738 stores (including 151 Gymboree Outlet stores) in the United States, 41 stores in Canada, three stores in Puerto Rico (including two Gymboree Outlet store), and three stores in Australia. Gymboree stores offer fashionable, age-appropriate apparel and accessories for boys and girls characterized by mix and match colors, patterns and graphics, complex embellishments, comfort, functionality and durability in sizes newborn through 12. Gymboree Outlet stores provide similar high-quality mix-and-match children’s apparel and accessories in the same size ranges but at outlet prices.

Janie and Jack: As of January 28, 2012, we operated a total of 127 Janie and Jack® shops in the United States. Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls in sizes newborn through 12. Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks. Shops have a European style reminiscent of a small Parisian boutique.

Crazy 8: As of January 28, 2012, we operated a total of 237 Crazy 8® stores in the United States. Crazy 8 stores provide wholesome age-appropriate fashion for boys and girls at price points approximately 25% to 30% lower than Gymboree. Through merchandise design, product presentation, store environment, customer service and packaging, Crazy 8 stores reflect an upscale store experience at value prices. Crazy 8 apparel is offered in sizes newborn through 14 and is intended to address a broader customer base than Gymboree.

Gymboree Play & Music: Gymboree Play & Music offers children ages newborn through five the opportunity to explore, learn and play in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts as well as birthday parties and developmental toys, books and music.

Our online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com offer the entire Gymboree, Janie and Jack and Crazy 8 product offerings, respectively. We fully integrate online stores with retail stores by offering the same products, pricing and promotions. We also have a policy whereby retail stores order merchandise for customers from the online stores and we allow customers to return merchandise purchased online at traditional retail stores and vice versa.

Gymboree was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992.

Retail Stores

The following table summarizes store openings and closures by brand and country for the fiscal year ended January 28, 2012 (“fiscal 2011”). Note that (i) all Janie and Jack and Crazy 8 stores are in the United States, and (ii) retail stores operated by third-party overseas partners and the Joint Venture are excluded.

	Store Count as of	Store	Store	Store Count as of
	January 29, 2011	Openings	Closures	January 28, 2012
Gymboree US	594	1	(8)	587
Gymboree Canada	37	4	-	41
Gymboree Australia	2	1	-	3
Gymboree Puerto Rico	2	-	(1)	1

Total Gymboree	635	6	(9)	632

Gymboree Outlet	149	2	-	151
Gymboree Outlet Puerto Rico	1	1	-	2

Total Gymboree Outlet	150	3	-	153

Janie and Jack	123	7	(3)	127
Crazy 8	157	83	(3)	237

Total	1,065	99	(15)	1,149

Suppliers

The majority of our apparel is manufactured to our specifications by over 300 independent manufacturers located primarily in Asia (principally China (36%), Indonesia (20%), Thailand (9%), India (8%) and Bangladesh (8%) for the fiscal year ended January 28, 2012). We purchase all products in U.S. dollars. One buying agent manages a substantial portion of our inventory purchases (approximately 80% for the fiscal year ended January 28, 2012). We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. Factories undergo annual audits for social accountability by independent third parties. In addition, all of our products undergo a quality audit performed by independent third parties.

Seasonality and Competition

Our operations are seasonal in nature, with sales from retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2011, 2010 and 2009, the fourth quarter accounted for approximately 30% of net sales from retail operations.

Our Gymboree, Janie and Jack and Crazy 8 brands compete on a national level with BabyGap and GapKids (divisions of Gap Inc.), certain leading department stores operating in malls, outlet centers or street locations, certain discount retail chains such as Old Navy (a division of Gap Inc.), The Children’s Place, Wal-Mart, Target and Carter’s, as well as with a wide variety of local and regional specialty stores, with certain other retail chains, and with children’s retailers that sell their products by mail order, online or through outlet malls. The principal factors affecting competition for retail sales are product design, product quality, brand image, customer service and pricing. Our goal is to provide our customers with high-quality apparel at a price that reflects excellent value. We design and produce apparel exclusively for sale at our retail and online stores.

Trademark and Service Marks

In the United States, we are the owner of a number of trademarks and service marks, including the trademarks and service marks “Gymboree,” “Janie and Jack,” “Crazy 8” and “Gymboree Play & Music,” and the trademarks “Gymbo” and “Gymbucks.” These marks and certain other of our marks are registered with the United States Patent and Trademark Office. The mark “Gymboree” is also registered, or is the subject of pending applications, in approximately 94 foreign countries. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. The Company’s rights in the “Gymboree,” “Janie and Jack” and “Crazy 8” marks and other marks are a significant part of its business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other material challenges to our right to use the “Gymboree,” “Janie and Jack” and “Crazy 8” marks in the United States.

We use a number of other trademarks, certain of which have been registered with the U.S. Patent and Trademark Office and in certain foreign countries. We believe that our registered and common-law trademarks have significant value and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

Employees

As of January 28, 2012, we had approximately 13,754 full-time and part-time employees or 5,470 full-time equivalents. In addition, a significant number of seasonal employees are hired during each holiday selling season. None of our employees are represented by a labor union.

Segment and International Financial Information

Financial information for our four reportable segments (retail stores, Gymboree Play & Music, retail franchise, and one reportable segment related to the activities of the two entities that make up the Joint Venture, which we have determined to be variable interest entities (“VIEs”) and the results of which we have consolidated into our financial statements (see Note 21 to the consolidated financial statements included elsewhere in this annual report), and for our Canadian and Australian subsidiaries, for the fiscal year ended January 28, 2012, the period from November 23, 2010 to January 29, 2011, and from January 31, 2010 to November 22, 2010, and for the fiscal year ended January 30, 2010 is contained in Note 13 to the consolidated financial statements included in this annual report. Due to the growth of our Retail Franchise segment, we have recast our reportable segments to include Retail Franchise. Additionally, as discussed in Notes 2 and 13 to the consolidated financial statements included in this annual report, we have completed the allocation of goodwill to our reporting units and segments.

Less than 5% of our revenues were derived from outside the United States, and less than 3% of our long-lived assets were located outside the United States in the year ended January 28, 2012, in the period from November 23, 2010 to January 29, 2011, and from January 31, 2010 to November 22, 2010, and in the year ended January 30, 2010.

Regulation

Our products are subject to consumer product safety, environmental, health and safety, consumer protection and labor laws, as well as regulations and standards with respect to product quality and safety set by various governmental authorities, including the Consumer Product Safety Commission. Such laws include the Consumer Product Safety Improvement Act of 2008, which imposes significant requirements relating to the presence of lead and other substances in apparel and accessories, and enhances the penalties for noncompliance. In addition, our manufacturers are subject to labor laws. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, and we rely on independent third parties to audit factories for compliance with safety and labor laws on an annual basis. We believe that we are in substantial compliance with such laws and regulations.

Available Information

We currently make available on our website at www.gymboree.com, under “Company Information—Financial Resources & SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such documents as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also currently make available under “Company Information—Corporate Governance,” our code of ethics as well as other documents and materials relating to corporate governance. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this annual report.

ITEM 1A. RISK FACTORS

Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition and results of operations.

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

As a result of the Transactions (as defined under “Item 6. Selected Consolidated Financial Data”), we are highly leveraged. The following chart shows our level of indebtedness as of January 28, 2012:

January 28, 2012
($ in millions)
Term Loan(1)	$812
ABL Facility(1)	—
9.125% senior notes due 2018 (“Notes”)	400

Total indebtedness	$1,212

(1)

The Company’s senior credit facilities (collectively, the “Senior Credit Facilities”) are comprised of an $820 million secured term loan agreement (“Term Loan”) and a $225 million asset backed revolving credit facility (“ABL Facility”). Amounts available under the ABL Facility are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Senior Credit Facilities also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect.

Our high degree of leverage could have important consequences. For example, it could:

—	make it more difficult for us to make payments on our indebtedness;
—	increase our vulnerability to general economic and industry conditions;
—

require a substantial portion of cash flow from operations to be dedicated to the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;

—	expose us to the risk of increased interest rates as the borrowings under our Senior Credit Facilities will be at variable rates of interest;
—	restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;
—

limit our ability to obtain additional financing for working capital, capital expenditures, research and development, debt service requirements, acquisitions and general corporate or other purposes; and

—	limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors who are less highly leveraged.

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

Our Senior Credit Facilities and the indenture governing the Notes contain various covenants that limit our and our restricted subsidiaries’ ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, enter into sale-leaseback transactions, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. Further, our ability to comply with such covenants under the indenture may be affected by actions taken by the variable interest entities which we do not control, but the results of which we have consolidated into our financial statements and which are treated as restricted subsidiaries under the indenture (see Note 21 to the consolidated financial statements included elsewhere in this annual report). In addition to the foregoing covenants, under certain circumstances, the ABL Facility requires us to satisfy a financial test. Our ability to satisfy this test may be affected by events outside of our control.

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

During the recent economic recession, global financial markets experienced extreme volatility, disruption and credit contraction. The volatility and disruption to the capital markets significantly and adversely affected global economic conditions, resulting in additional significant recessionary pressures and declines in employment levels, consumer and business confidence, disposable income and actual and perceived wealth. Although there have been some recent improvements, continuing or worsened adverse economic conditions, including higher unemployment, gasoline, energy and health care costs, taxes and tighter credit, could continue to affect consumer confidence and discretionary consumer spending adversely and may adversely affect our sales, cash flows and results of operations. Additionally, renewed financial turmoil in the financial and credit markets could adversely affect our costs of capital and the sources of liquidity available to us.

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

Increased production costs may adversely affect our results.

We are affected by inflation and changing prices primarily through purchasing products from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates. Commodity costs and, in some cases, labor costs have increased from historic levels in the countries where our products are manufactured. For example, in the past year, prices for cotton, a key input of our apparel products, reached a level significantly higher than the long-term average. We anticipate the impact of these increases to continue for at least the first two quarters of fiscal 2012. If our customers are resistant to paying higher prices for our products, and if we are unable to absorb increased costs of goods by reducing our manufacturing or supply chain costs or lowering our overall cost structure, our profitability may be materially adversely affected.

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

There has been significant volatility in the value of the U.S. dollar against other foreign currencies in the recent past. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas (primarily from China, Indonesia, Thailand, India and Bangladesh). Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our apparel by making their purchases of raw materials more expensive and more difficult to finance. Such fluctuations could have a material adverse effect on our business and earnings as a result.

We are dependent on one facility for distribution of all of our merchandise.

We handle merchandise distribution for all of our stores (including our three online stores) from a single facility in Dixon, California. Any significant interruption in the operation of this distribution facility due to natural disasters, accidents, system failures or other events beyond our control or unforeseen causes could delay or impair our ability to distribute merchandise to our stores or customers, which could cause sales to decline and have a material adverse effect on our earnings and financial position. In addition, if the capacity of our distribution facility is exceeded (such as due to a high level of demand during peak periods), we may not be able to timely fulfill store and customer orders, which may have an adverse effect on our results of operations and our reputation.

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

We may be subject to negative publicity or legal action if our manufacturers violate labor laws or engage in practices that our customers believe are unethical.

We require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business or labor practices. We also rely on independent third parties to audit factories annually for compliance with safety and labor laws. If one of our independent manufacturers violates or is suspected of violating labor laws or other applicable regulations, or if such manufacturer engages in labor or other practices that diverge from those typically acceptable in the United States or any of the other countries in which we operate, we could in turn experience negative publicity or be subject to legal action. Negative publicity or legal actions regarding our manufacturers or the production of our products could have a material adverse effect on our reputation, sales, business, financial position and operating results.

The loss of a key buying agent could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

One buying agent manages a substantial portion of our inventory purchases (approximately 80% in fiscal year 2011). Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory, which could result in a material adverse effect on our business and operating results.

We are dependent on third parties for critical business functions, and their failure to provide services to us, or our inability to timely replace them when necessary, could have a material adverse effect on our business and operating results.

We rely on third parties for critical functions involving credit card processing and store communications. These third parties may experience financial difficulties and unforeseen business disruptions that could adversely affect their ability to perform their contractual obligations to us, including their obligations to comply with Payment Card Industry (“PCI”) data security standards. Any such failure to provide services to us or to comply with PCI security requirements could impact our internal communications systems, including our ability to accept payment cards, which could have an adverse impact on business operations and lead to lower sales. Although we believe that other vendors could be identified and retained to provide these services, we may not find an adequate replacement timely, which could result in a material adverse effect on our business and operating results and adverse publicity.

Damage to our computer systems could severely impair our ability to manage our business.

Our operations depend on our ability to maintain and protect the computer systems we use to manage our purchase orders, store inventory levels, web applications, accounting functions and other critical aspects of our business. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. We have computer systems in each of our stores, with the main database servers for our systems located in San Francisco, California, and additional web site support systems located in Redwood City, California, which are located on or near known earthquake fault zones. An earthquake or other disaster could have a material adverse impact on our business and operating results not only by damaging our stores or corporate headquarters, but also by damaging our main servers, which could disrupt our business for an indeterminate length of time.

Our business may be harmed if our or our vendors’ computer network security or any of the databases containing customer or other personal information maintained by us or our third-party providers is compromised.

The protection of customer, employee and company data in the information technology systems we utilize (including those maintained by third-party providers) is critical. Despite the efforts by us and our vendors to secure computer networks utilized for our business, security could be compromised, confidential information, such as customer credit card numbers or other personally identifiable customer information we or our vendors collect, could be misappropriated, or system disruptions could occur. Improper activities by third parties, advances in technical capabilities, new tools and discoveries and other events or developments may facilitate or result in a breach of our or our vendors’ computer network security. Any of these events could lead to costly investigations and litigation, as well as potential regulatory or other actions by governmental agencies. As a result of any of the foregoing, we may experience adverse publicity, loss of sales, the cost of remedial measures, and/or significant expenditures to reimburse third parties for damages, which could adversely impact our results of operations.

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

Our information technology infrastructure is in regular need of upgrades, which we plan to continue to implement. Such technology systems changes are complex and could cause disruptions that may adversely affect our business, such as when our new or upgraded systems fail to perform adequately. While we strive to ensure the orderly implementation of various information technology systems, we may not be able to successfully execute these changes without potentially incurring a significant disruption to our business. Even if we are successful with implementation, we may not achieve the expected benefits from these initiatives, despite having expended significant capital. We may also determine that additional investment is required to bring our systems to their desired state, which could result in a significant investment of additional time and money and increased implementation risk. Furthermore, we intend to rely on third parties to fulfill contractual obligations related to some of these system upgrades. Failure of these third parties to fulfill their contractual obligations could lead to significant expenses or losses due to a disruption in business operations.

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

The successful operation of our online businesses depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, inadequate system capacity, system issues, computer viruses, human error, changes in programming, natural disasters or adverse weather conditions. Our online businesses are generally vulnerable to additional risks and uncertainties associated with the Internet, including changes in required technology and other technical failures, as well as changes in applicable federal and state regulations, security breaches, and consumer privacy concerns. Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands.

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

Our stores must be located in appropriate retail spaces in areas with demographic characteristics consistent with our customer base. These locations tend to be limited to malls and similar venues where the market for available space has historically been very competitive. The location of acceptable store sites and the negotiation of acceptable lease arrangements require considerable time, effort and expense. Our ability to lease desirable retail space for expansion and relocation of stores, and to renew our existing store leases, on favorable economic terms is essential to our revenue and earnings growth. Approximately 90, 108 and 90 store leases will come up for renewal during fiscal 2012, fiscal 2013 and fiscal 2014, respectively. We are also in the process of negotiating lease terms for approximately 69 stores, which are currently operating under month-to-month terms. There can be no assurance that we will be able to achieve our store expansion goals, effectively manage our growth, successfully integrate the planned new stores into our operations, or profitably operate our new and remodeled stores. Failure to obtain and renew leases for a sufficient number of stores on acceptable terms could have a material adverse effect on our revenues and operating results.

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

From time to time, we are a party to legal proceedings, including matters involving personnel and employment issues, personal injury and other proceedings arising in the ordinary course of business. In addition, there are an increasing number of cases being filed in the retail industry generally that contain class action allegations, such as such those relating to privacy and wage and hour laws. We evaluate our exposure to these legal proceedings and establish reserves for the estimated liabilities in accordance with generally accepted accounting principles. Assessing and predicting the outcome of these matters involves substantial uncertainties. Although not currently anticipated by management, unexpected outcomes in these legal proceedings, or changes in management’s evaluations or predictions and accompanying changes in established reserves, could have a material adverse impact on our financial results.

We may experience fluctuations in our tax obligations and effective tax rate.

We are subject to income taxes in federal and applicable state and local tax jurisdictions in the United States, Canada, China, Australia, Puerto Rico, and South Korea. We record tax expense based on our estimates of future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

We are also subject to sales and use taxes, as well as other local taxes, in applicable jurisdictions in the United States, Canada, China, Australia, Puerto Rico, and South Korea. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may adversely impact the ultimate settlement of these tax positions and our financial results.

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

Historically, a significant portion of our retail sales have been realized during the holiday season in November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns for reasons beyond our control could result in lower-than-expected sales during these periods. For example, the nature and pace of the recovery from the global economic downturn may have unanticipated effects on consumer spending patterns. Such circumstances could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plan for, in particular, the third or fourth quarter of any fiscal year could have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year in which sales are less concentrated. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of increased holiday business volume, a shortfall in expected sales during that period could result in a disproportionate decrease in our net income.

Our growth could be hampered if we are unable to successfully open new stores.

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

In addition, we lease a large number of our stores in malls owned and operated by highly leveraged real estate development companies. The inability of any one of these companies to refinance its debt when it comes due could result in mall closures or in foreclosures and distress sales of the mall properties. The closure of a mall or a change of ownership that results in changes or disruptions in mall operations, changes in tenant mix, or that otherwise impacts the character of the mall could affect the performance of our stores in those malls and could in turn have a material adverse effect on our business, financial condition and operating results.

Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands.

We have entered into franchise agreements with unaffiliated third parties to operate stores in certain countries in the Middle East and in South Korea and with an affiliate of the Company (that we do not control) to operate stores in China. Under these agreements, third parties operate stores that sell apparel, purchased from us, under the Gymboree name. We have limited experience managing apparel retail franchise relationships and these arrangements may ultimately not be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our international expansion efforts. The effect of these arrangements on our business and operating results is uncertain and will depend upon various factors, including the demand for our products in new markets and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these parties do not operate their stores in a manner consistent with our requirements regarding our Gymboree brand identity and customer experience standards, the value of our Gymboree brand could be impaired. A failure to protect the value of our Gymboree brand or any other harmful acts or omissions by a franchisee could have an adverse effect on our operating results and our reputation.

We may acquire businesses in the future to support long-term growth. We have limited experience acquiring and integrating businesses into our organization and we may not be successful.

We regularly evaluate businesses as potential acquisition targets to support our long-term growth. We have not acquired significant businesses in the past and we have limited experience acquiring, integrating and growing existing businesses. The acquisition of a business could divert management’s attention from our existing brands and operations, require significant operational support and increase demands on systems and staffing. All of these effects could negatively impact our existing business. In addition, the acquisition and integration of an acquired business could result in significant additional costs that could negatively impact our working capital position, cash flow and operating results.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease approximately 162,400 square feet of office space in a building in San Francisco, California, for our corporate offices. The lease expires in April 2018.

We own a 444,000 square-foot distribution center on approximately 31 acres in Dixon, California. All of our products are distributed from this facility. We also lease an additional 200,000 square feet of warehouse space in Dixon to supplement the Company-owned distribution center’s storage and processing capacity. This lease expires in July 2014.

As of January 28, 2012, our 1,149 stores included an aggregate of approximately 2,332,000 square feet of space. Store leases typically have 10-year terms and include a termination clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 90, 108 and 90 store leases will come up for renewal during fiscal 2012, 2013 and 2014, respectively. We are also in the process of negotiating lease terms for approximately 69 stores currently operating under month-to-month terms. As of January 28, 2012, we also operated 7 Gymboree Play & Music corporate-owned sites in California, Florida and Arizona under leases that expire between fiscal 2012 and fiscal 2016. See Note 3 to the consolidated financial statements included elsewhere in this annual report.

ITEM 3. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, could have a material effect on our financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Gymboree Holding, Ltd., domiciled in the Cayman Islands, through Giraffe Holding, Inc. (“Parent”), and other direct and indirect subsidiaries, indirectly owns all of our outstanding equity interests. Shares of our common stock are not registered on any national securities exchange or otherwise publicly traded, there is no established public trading market for our common stock and none of the shares of our common stock are convertible into shares of any other class of stock or other securities.

We paid cash dividends of $12.2 million in the aggregate on our common stock in the fourth quarter of fiscal 2011 to Parent. We do not have an established annual dividend policy. We may issue dividends to our shareholders in the future, but are under no obligation to do so, and would do so only to the extent permitted under financing documents and approved by our Board of Directors.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected historical consolidated financial data at the dates and for the periods indicated below. Our selected financial data as of February 2, 2008 (Predecessor), January 31, 2009 (Predecessor), January 30, 2010 (Predecessor), and January 28, 2012 (Successor) and for the years then ended, and our selected financial data as of January 29, 2011 (Successor) and for the periods from January 31, 2010 to November 22, 2010 (Predecessor) and November 23, 2010 to January 29, 2011 (Successor), presented in this table have been derived from our historical audited consolidated financial statements

On October 11, 2010, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc., a Delaware corporation (“Parent”), and Giraffe Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into the Company in accordance with the “short-form” merger provisions available under Delaware law (the “Merger”) on November 23, 2010 (the “Transaction Date”), with the Merger funded through a combination of debt and equity financing (collectively, “the Transactions”). We are continuing as the surviving corporation and 100%-owned indirect subsidiary of Parent. Investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) own a controlling interest in Parent. The following selected historical consolidated financial data are presented for the Predecessor and Successor periods, which relate to the periods preceding and succeeding the Transaction Date, respectively.

In deriving the unaudited pro forma fiscal 2010 financial statement data, operating results for the year ended January 29, 2011 were calculated as the mathematical addition of our operating results for the predecessor period from January 31, 2010 to November 22, 2010 and the successor period from November 23, 2010 to January 29, 2011, and include pro forma adjustments. As a result of the Merger on the Transaction Date and the application of purchase accounting, a new basis of accounting began on the Transaction Date. This addition of the predecessor and successor amounts is not consistent with GAAP and may yield results that are not strictly comparable on a period-to-period basis due to the changes of accounting basis during these periods. For further information on the adjustments made to calculate the pro forma fiscal 2010 results, please refer to the section titled “Unaudited Pro Forma Condensed Consolidated Financial Information” in the Company’s prospectus filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act on June 14, 2011.

The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained in this annual report.

	Successor		Successor	Predecessor
	Fiscal Year Ended	Pro Forma			Fiscal Year Ended
	January 28,	Fiscal Year Ended	November 23, 2010 to	January 31, 2010 to	January 30,	January 31,	February 2,
	2012	January 29, 2011	January 29, 2011	November 22, 2010	2010	2009	2008
		(unaudited)
Statement of operations data:
Net sales:
Retail	$1,164,171	$1,054,018	$244,287	$814,863	$1,001,527	$987,859	$909,410
Gymboree Play & Music	13,885	13,661	2,814	10,847	13,384	12,819	11,404
Retail Franchise	10,232	1,372	447	925	-	-	-
Other	-	248	-	248	-	-	-
Total net sales	1,188,288	1,069,299	247,548	826,883	1,014,911	1,000,678	920,814
Cost of goods sold, including buying and occupancy expenses	(728,346)	(570,326)	(184,483)	(431,675)	(535,005)	(524,477)	(478,020)
Gross profit	459,942	498,973	63,065	395,208	479,906	476,201	442,794
Selling, general and administrative expenses	(380,141)	(345,453)	(78,843)	(307,361)	(316,268)	(327,893)	(312,549)
Goodwill impairment	(28,300)	-	-	-	-	-	-
Operating income (loss)	51,501	153,520	(15,778)	87,847	163,638	148,308	130,245
Interest income	168	-	36	295	728	1,690	2,609
Interest expense	(89,807)	(91,375)	(17,387)	(248)	(243)	(208)	(179)
Loss on extinguishment of debt	(19,563)	-	-	-	-	-	`
Other (expense) income, net	(109)	172	53	119	610	(151)	769
(Loss) income before income taxes	(57,810)	62,317	(33,076)	88,013	164,733	149,639	133,444
Income tax benefit (expense)	6,626	(29,295)	10,032	(36,449)	(62,814)	(56,159)	(53,113)
Net (loss) income	(51,184)	33,022	(23,044)	51,564	101,919	93,480	80,331
Net loss attributable to noncontrolling interest	5,839	-	-	-	-	-	-
Net (loss) income attributable to The Gymboree Corporation	$(45,345)	$33,022	$(23,044)	$51,564	$101,919	$93,480	$80,331

Cash flows:
Net cash provided by operating activities	$91,545	$68,839	$21,080	$90,951	$176,595	$155,024	$107,867
Net cash (used in) provided by investing activities	(38,212)	(1,876,860)	(1,833,408)	(43,452)	(39,579)	(56,114)	60,531
Net cash (used in) provided by financing activities	(7,723)	1,538,035	1,648,690	(110,655)	(21,535)	9,728	(164,346)
Capital expenditures	(36,565)	(47,268)	(5,054)	(42,214)	(39,579)	(56,114)	(68,794)

Balance sheet data:
Cash and cash equivalents	$77,910	$ *	$32,124	$ *	$257,672	$140,472	$33,313
Accounts receivable, net	27,277	*	13,669	*	9,911	18,735	12,640
Working capital	169,879	*	113,936	*	287,348	180,040	58,038
Property and equipment, net	202,152	*	212,491	*	205,461	204,227	185,357
Total assets	2,113,787	*	2,088,125	*	636,130	520,581	397,184
Total debt	1,211,800	*	1,215,991	*	-	-	-
Total equity	448,639	*	485,811	*	438,753	334,275	208,295

Operating data:
Number of stores at end of period	1,149	1,065	1,065	1,062	953	886	786
Net sales per gross square foot at period-end (a)	$499	$493	$114	$380	$529	$564	$595
Net sales per average store (b)	$1,011,940	$990,000	$229,000	$762,000	$1,043,000	$1,105,000	$1,146,000
Comparable store net sales increase (decrease) (c)	4%	(2%)	*	*	(4%)	0%	7%

Other financial data:
Adjusted EBITDA (d)	$192,585	$236,953	$57,912	$179,040	$221,348	$203,309	179,233

*	Information not available for this period
(a)	Equals net sales from the Company’s retail stores and online stores, divided by total square feet of store space as of each date presented.
(b)	Equals net sales from the Company’s retail stores and online stores, divided by stores open as of each date presented.
(c)

A comparable store is one that has been open for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable stores net sales include net sales from the Company’s online stores. Comparable store net sales were calculated on a 52 week basis for all periods presented.

(d)

Refer to the table in the section titled ‘Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)’ found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” to this annual report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A.Risk Factors,” and those discussed elsewhere in this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of January 28, 2012, we operated a total of 1,149 retail stores and online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offered directed parent-child developmental play programs under the Gymboree Play & Music brand at 703 franchised and Company-operated centers in the United States and 36 other countries. In addition, as of January 28, 2012, third-party overseas partners operated 24 Gymboree retail stores in the Middle East and South Korea and the Joint Venture operated one Gymboree retail store in China.

The following table summarizes store openings and closures by brand and country for fiscal year ended January 28, 2012 (“fiscal 2011”). Note that (i) all Janie and Jack and Crazy 8 stores are in the United States, and (ii) retail stores operated by third-party overseas partners and the Joint Venture are excluded.

	Store Count as of January 29, 2011	Store Openings	Store Closures	Store Count as of January 28, 2012
Gymboree US	594	1	(8)	587
Gymboree Canada	37	4	-	41
Gymboree Australia	2	1	-	3
Gymboree Puerto Rico	2	-	(1)	1

Total Gymboree	635	6	(9)	632

Gymboree Outlet	149	2	-	151
Gymboree Outlet Puerto Rico	1	1	-	2

Total Gymboree Outlet	150	3	-	153

Janie and Jack	123	7	(3)	127
Crazy 8	157	83	(3)	237

Total	1,065	99	(15)	1,149

In fiscal 2012, we plan to continue to execute on our vision to reach every mom in America and moms around the world with our multi-tiered portfolio of brands. As part of our strategy, we plan to open approximately 80 new Crazy 8 stores in fiscal 2012 to reach our more cost-conscious customers. We also plan to continue to roll out additional Company-operated stores with the core Gymboree and Janie and Jack brands and to evaluate other territories that might be appropriate for international expansion with our brand portfolio.

Though commodity prices (including that of cotton) have fallen from highs reached earlier in 2011, due to our production cycle and continued cost pressures, we expect relatively high prices paid for merchandise inventories and to a lesser extent, higher wages in developing countries, to continue to keep pressure on costs and our margins in the first half of fiscal 2012. In light of these likely cost pressures and continued price sensitivity of our customers in the foreseeable future, we plan to build upon cost saving measures successfully implemented in fiscal 2011, including direct sourcing of merchandise and strategies to better optimize our markdown and promotional plans, and leveraging our corporate infrastructure across our multi-brand portfolio of stores in order to maximize the benefits from our selling, general and administrative expenses. Despite these continued efforts, we anticipate some degree of downward pressure on our gross margins for at least the first two quarters of fiscal 2012.

Critical Accounting Policies

Critical accounting policies are those accounting policies and estimates that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies and estimates applicable to the Company as of the date of the completion of the audit for the fiscal year ended January 28, 2012 with the Company’s Audit Committee.

Goodwill Impairment. As of January 28, 2012, we had goodwill of $899 million related to the Merger. Goodwill represents the excess of the acquisition cost over the estimated fair value of assets acquired, less liabilities assumed. At the date of the Merger, we preliminarily allocated goodwill to our reporting units, which we concluded were the same as our operating segments (see Note 13 to the consolidated financial statements included elsewhere in this annual report): Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and Retail Franchise. We have since finalized our allocation of goodwill to reporting units (see Note 5 to the consolidated financial statements included elsewhere in this annual report). We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill on the date of the Merger.

Goodwill is not amortized, but is tested annually for impairment in the fourth quarter. We update our impairment tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The impairment test compares the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit. If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, we calculate the implied fair value of the reporting unit goodwill as compared with the carrying value of the reporting unit goodwill to determine the appropriate impairment charge. In the fourth quarter of fiscal 2011, we recorded approximately $28.3 million in goodwill impairment related to the Gymboree Outlet reporting unit (see Note 5 to the consolidated financial statements included elsewhere in this annual report). The impairment charge is preliminary and subject to finalization of fair values which we will complete in fiscal 2012. We believe that the preliminary estimate of impairment is reasonable and represents our best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the analysis is finalized

Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. At the fiscal 2011 annual impairment test date, the conclusion that no indication of goodwill impairment existed for any reporting unit other than Gymboree Outlet would not have changed had the impairment test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of reporting units to their net present value (without any change in the aggregate estimated cash flows), or 2) a 100 basis point decrease in the estimated revenue growth rate or terminal period growth rate without a change in the discount rate of each reporting unit. Based on this sensitivity analysis, we do not believe that the recorded goodwill balance is at risk of further impairment at any reporting unit other than Gymboree Outlet at the end of fiscal 2011. However, goodwill impairment charges may be recognized in future periods in one or more of the reporting units to the extent changes in factors or circumstances occur, including deterioration in the macroeconomic environment, deterioration in our performance or future projections, or changes in the our plans for one or more reporting units.

Intangible Assets and Liabilities.    Intangible assets, which amounted to $599 million as of January 28, 2012, primarily represent trade names for each of our brands, contractual customer relationships, and below market leases. Intangible liabilities, which amounted to $12.5 million as of January 28, 2012, represent above market leases and are included in deferred liabilities. Trade names have been assigned an indefinite life and are reviewed for impairment annually in the fourth quarter. We update our impairment tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of our trade names below their carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of these intangible assets and could have a material impact on our consolidated financial statements. The impairment test compares the fair value of trade names with their carrying amounts. Calculating the fair value of trade names requires significant judgment. The use of different assumptions, estimates or judgments in the intangible asset impairment testing process, such as the estimated future cash flows of assets, the royalty rate and the discount and terminal growth rates used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge.

In fiscal 2011, our conclusion regarding impairment of our trade names would not have changed had the test been conducted assuming: 1) a 100 basis point increase in the discount rate used to discount the aggregate estimated cash flows of the assets to their net present value (without any change in the aggregate estimated cash flows of reporting units) or 2) a 50 basis point decrease in the royalty rate applied to the forecasted net sales stream of the assets. Actual results could vary significantly from these estimates and could result in material impairment charges in the future. All other intangible assets and liabilities are amortized on a straight-line basis over their estimated useful lives (see Note 5 to the consolidated financial statements included elsewhere in this annual report). Intangible assets and liabilities with finite lives are evaluated for impairment using a process similar to that used for store asset impairment as described below. An impairment loss is recognized for the amount by which the carrying value exceeds fair value.

Inventory Valuation. Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and record an adjustment when the future estimated selling price is less than cost. We take a physical count of inventories in all stores once a year and in some stores twice a year, and perform cycle counts throughout the year in our distribution center. We record an inventory shrink adjustment based upon physical counts and also provide for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Our LCM estimate can be affected by changes in consumer demand and the promotional environment. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our LCM or inventory shortage adjustments. However, if estimates regarding consumer demand are inaccurate or our actual physical inventory shortage differs significantly from our estimates, our operating results could be affected.

Store Asset Impairment. We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, we recognize a loss equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined at the store level, which is the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, we record a charge for lease buyout expense, or the difference between our rent and the rate at which we expect to be able to sublease the properties and related cost, as appropriate. Most closures occur upon the lease expiration. Our estimate of future cash flows is based on historical experience and typically third-party advice or market data. These estimates can be affected by factors that are difficult to predict, such as future store profitability, real estate demand and economic conditions. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate impairment losses of long-lived assets. Our recorded asset impairment charges have not been and are not expected to be material. However, if actual results are not consistent with our estimates and assumptions used in the calculations, we may be exposed to losses that could be material.

Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We are subject to periodic audits by the Internal Revenue Service (the “IRS”) and other taxing authorities. These audits may challenge certain of our tax positions, such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Determining income tax expense for tax contingencies requires us to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Revenue Recognition. While revenue recognition does not involve significant judgment, it represents an important accounting policy for us. Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when we estimate merchandise is delivered to the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as other income within selling, general and administrative expenses. Sales are presented net of a sales return reserve, which is estimated based on historical return trends. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions we use to calculate our sales return reserve. However, if the actual rate of sales returns significantly increases, our operating results could be adversely affected.

Effect of the Merger

On October 11, 2010, we entered into a Merger Agreement with Parent and Acquisition Sub, pursuant to which Acquisition Sub merged with and into the Company in accordance with the “short-form” merger provisions available under Delaware law (the “Merger”) on November 23, 2010 (the “Transaction Date”), with the Merger funded through a combination of debt and equity financing (collectively, “the Transactions”). The application of purchase accounting as a result of the Merger required the adjustment of our assets and liabilities to their fair value, which resulted in an increase in amortization expense related to intangible assets acquired as a result of the Merger. Also, as a result of the Transactions, our borrowings and interest expense significantly increased. The excess of purchase price over the estimated fair value of our net assets and identified intangible assets was allocated to goodwill. Our indefinite-lived intangible assets and goodwill are subject to periodic tests for impairment. The subsection “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” below shows other purchase accounting adjustments that affected fiscal 2011 and 2010, as well as a reconciliation of such measures to net income (loss).

Results of Operations

Fiscal 2011 compared to Pro Forma Fiscal 2010

In presenting a comparison of our results of operations for fiscal 2011 to our results of operations for the fiscal year ended January 29, 2011, we have presented unaudited pro forma results for the fiscal year ended January 29, 2011 (“fiscal 2010”). This presentation does not comply with generally accepted accounting principles (GAAP).

Net Sales

Net retail sales for fiscal 2011 increased to $1.2 billion from pro forma net retail sales of $1.1 billion in fiscal 2010, an increase of $110.2 million, or 10.5%. This increase was primarily due to net store and square footage growth of 84 stores and approximately 194,000 square feet. Comparable store sales increased by 4% in fiscal 2011.

Retail franchise sales for fiscal 2011 increased to $10.2 million from pro forma sales of $1.4 million in fiscal 2010, an increase of $8.8 million. This increase was the direct result of international expansion, with 22 new Gymboree stores opened by third-party overseas partners in fiscal 2011. There were 24 franchised Gymboree stores in the Middle East and South Korea at the end of fiscal 2011, compared to 2 franchised Gymboree stores in the Middle East at the end of fiscal 2010.

Gross Profit

Gross profit for fiscal 2011 decreased to $459.9 million from pro forma gross profit of $499.0 million in fiscal 2010. As a percentage of net sales, gross profit decreased 8.0 percentage points to 38.7% from pro forma gross profit of 46.7% last year. The decrease in gross profit was primarily due to higher average unit costs in fiscal 2011 resulting from higher commodity prices (primarily cotton) and a higher level of markdown selling.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $380.1 million in fiscal 2011 from pro forma SG&A of $345.5 million in fiscal 2010, an increase of $34.6 million, or 10.0%. As a percentage of net sales, SG&A decreased 0.3 percentage points to 32% in fiscal 2011 from pro forma SG&A 32.3% in fiscal 2010. The SG&A decrease as a percentage of net sales for fiscal 2011 was primarily due to lower stock-based and incentive compensation costs partially offset by a one-time charge related to the termination of our master franchise relationship in China (see Note 20 to the consolidated financial statements included elsewhere in this annual report) and increased costs related to the operations of the Joint Venture (see Note 21 to the consolidated financial statements included elsewhere in this annual report).

Goodwill Impairment

In the fourth quarter of 2011, due to higher average unit costs resulting from higher commodity prices (primarily cotton) and a higher level of markdown selling, we concluded that there was impairment related to goodwill allocated to Gymboree Outlet, one of our reporting units. Although our analysis has not been completed due to its complexity, based on the work we performed to date, we have recorded a preliminary estimate of the impairment charge for goodwill of $28.3 million.

Interest Expense

Interest expense decreased to $89.8 million in fiscal 2011 from pro forma interest expense of $91.4 million in fiscal 2010 due to a fiscal 2011 refinance of our Term Loan (in February 2011), which, among other things, lowered the interest rate.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was approximately $19.6 million for fiscal 2011 and was due to the refinancing of our Term Loan. In February 2011, we refinanced our Term Loan through an amendment and restatement of our existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018.

Income Taxes

Income tax benefit for fiscal 2011 and pro forma income tax expense for fiscal 2010 resulted in effective tax rates of approximately 11.5% and 47.0%, respectively. The fiscal 2011 rate is comparatively low as a percentage of pre-tax loss due primarily to the non-deductible goodwill impairment charge and non-deductible costs associated with the VIEs. The fiscal 2010 rate is comparatively high as a percentage of pro forma pre-tax income due primarily to one-time non-deductible costs associated with the Merger.

Pro Forma Fiscal 2010 Compared to Fiscal 2009

Net Sales

Pro forma net retail sales for fiscal 2010 increased to $1.1 billion from net retail sales of $1.0 billion in fiscal 2009, an increase of $52.5 million, or 5.2%. This increase was largely due to net store growth of 112 stores and an aggregate square footage growth of approximately 259,000 square feet. Comparable store sales decreased by 2% in fiscal 2010, primarily due to the continuing difficult retail environment and slow economic recovery. We operated a total of 1,065 retail stores at the end of fiscal 2010 compared to 953 at the end of fiscal 2009.

Pro forma Gymboree Play & Music net sales for fiscal 2010 increased to $13.7 million from $13.4 million in fiscal 2009. The increase was primarily due to an increase in royalties from international franchisees, as well as an increase in revenues from our corporate-owned sites. These increases were partially offset by a decrease in equipment sales. There were 688 Gymboree Play & Music sites (including 8 corporate-owned sites) at the end of fiscal 2010 compared to 650 sites at the end of fiscal 2009 (including 8 Company-operated sites).

Pro forma retail franchise net sales for fiscal 2010 were $1.4 million. The franchise business was launched August 2010. As of January 29, 2011, a franchisee operated 2 Gymboree stores in the Middle East.

Gross Profit

Pro forma gross profit for fiscal 2010 increased to $499.0 million from a gross profit of $479.9 million in fiscal 2009. As a percentage of net sales, pro forma gross profit decreased 0.6 percentage points to 46.7% from a gross profit of 47.3% in fiscal 2009. This decrease was primarily due to deleveraging of occupancy costs. In the period from November 23, 2010 to January 29, 2011, cost of goods sold included $45.5 million of amortization expense resulting from an increase in the net book value of inventory that was eliminated in the pro forma results for fiscal 2010.

Selling, General and Administrative Expenses

Pro forma SG&A increased to $345.5 million in fiscal 2010 from SG&A of $316.3 million in fiscal 2009, an increase of $29.2 million, or 9.2%. Pro forma SG&A as a percentage of net sales increased 1.1 percentage points to 32.3% in fiscal 2010 from SG&A of 31.2% in fiscal 2009. This increase was primarily due to amortization expense related to intangible assets recognized as a result of the Merger, and was partially offset by a decrease in stock-based and incentive compensation. The pro forma results for fiscal 2010 include a full year of amortization expense for intangible assets. In the period from November 23, 2010 to January 29, 2011, as a result of the Transactions, we incurred $13.5 million of transaction expenses and a $27.7 million stock-based compensation charge that are not included in the pro forma results for fiscal 2010.

Interest Income

Pro forma interest income decreased to zero in fiscal 2010 from $0.7 million in fiscal 2009 mainly due to lower interest rates and lower average cash balances. In addition, the pro forma results for fiscal 2010 eliminated our interest income to reflect our capitalization after the Merger.

Interest Expense

Interest expense increased to $91.4 million in fiscal 2010 from $0.2 million in fiscal 2009, primarily due to interest on the Senior Credit Facilities entered into, and the Notes issued in connection with the Merger, as well as amortization of deferred financing costs related to the Merger and accretion of the original issue discount on our new senior secured Term Loan.

Income Taxes

Pro forma income tax expense for fiscal 2010 and income tax expense for fiscal 2009 resulted in effective tax rates of approximately 47.0% and 38.1%, respectively. The effective tax rate increased in fiscal 2010 due to non-deductible costs associated with the Merger.

Liquidity and Capital Resources

Cash and cash equivalents totaled $77.9 million as of January 28, 2012, $4.9 million of which is held by the two entities that make up the Joint Venture, which we have determined to be VIEs of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 21 to the consolidated financial statements included elsewhere in this annual report) and $32.1 million as of January 29, 2011. The assets of the VIEs cannot be used by us. Working capital as of January 28, 2012 totaled $169.9 million as compared to $113.9 million as of January 29, 2011.

Net cash provided by operating activities for fiscal 2011 was $91.5 million compared to $21.1 million for the period from November 23, 2010 to January 29, 2011 and $91.0 million for the period from January 31, 2010 to November 22, 2010. The decrease in cash provided by operating activities in fiscal 2011 was primarily due to interest payments on our Senior Credit Facilities entered into, and Notes issued, in connection with the Merger as well as increased average unit costs for inventory. The Senior Credit Facilities are comprised of an $820 million senior secured Term Loan and a $225 million ABL Facility.

Net cash provided by operating activities was $21.1 million for the period from November 23, 2010 to January 29, 2011 and $91.0 million for the period from January 31, 2010 to November 22, 2010, compared to $176.6 million in fiscal 2009. The decrease in cash provided by operating activities in fiscal 2010 was primarily due to:

—	a decrease in operating income during the period from January 31, 2010 to November 22, 2010 and an operating loss during the period from November 23, 2010 to January 29, 2011; and

—	an increase in prepaid income taxes due to tax deductions related to the Transactions.

The factors above were partially offset by:

—	an increase in accrued liabilities due to costs related to the Transactions and interest accrued on our new Senior Credit Facilities; and

—	an increase in accounts payable due to costs related to the Transactions and timing of payments.

Net cash used in investing activities was $38.2 million in fiscal 2011 compared to $1.8 billion during the period from November 23, 2010 to January 29, 2011 and $43.5 million during the period from January 31, 2010 to November 22, 2010. The $38.2 million used in fiscal 2011 primarily consisted of $36.6 million in capital expenditures related to the opening of new stores, relocation, remodeling and/or expansion of existing stores, information technology improvements, and investments in our distribution center (see the table below for further information on store openings in fiscal 2011). In the period from January 31, 2010 to November 22, 2010 and in fiscal 2009, net cash used in investing activities was $43.5 and $39.6 million, respectively, and was comparable in composition to the aforementioned components of capital expenditures for fiscal 2011. Net cash used in investing activities during the period from November 23, 2010 to January 29, 2011 primarily related to acquisition costs related to the Merger.

We estimate capital expenditures for fiscal 2012 will approximate $45 million and will be used to open approximately 105 new stores (shown in table below), as well as to continue investment in our distribution center and systems infrastructure. Our current plans for Gymboree, Gymboree Outlet, Janie and Jack, and Crazy 8 will require increasing capital expenditures for new stores for the next several years. The following table summarizes store openings for 2011 and planned openings for 2012 (excluding activity from our VIEs and third-party overseas partners):

	New Stores in fiscal 2011	New Stores in fiscal 2012
Gymboree US	1	5
Gymboree Canada	4	1
Gymboree Australia	1	2

Total Gymboree	6	8

Gymboree Outlet	2	7
Gymboree Outlet Puerto Rico	1	-

	3	7

Janie and Jack	7	10
Crazy 8	83	80

	99	105

Net cash used in financing activities in fiscal 2011 was $7.7 million compared to net cash provided by financing activities of $1.6 billion during the period from November 23, 2010 to January 29, 2011, compared to net cash used in financing activities of $110.7 million during the period from January 31, 2010 and November 22, 2010. The net cash used in fiscal 2011 was primarily due to a $12.2 million cash dividend on our common stock paid to Parent, which was used by the shareholders of Parent to fund their equity investment in the Joint Venture (see Note 21 to the consolidated financial statements included elsewhere in this annual report), $8.2 million in quarterly principal payments on our Term Loan and $6.7 million in deferred financing costs paid in connection with the February 2011 refinancing of our Term Loan, partially offset by capital contributions made by Parent to us of $14.9 million and to the VIEs by their immediate corporate parent of $4.5 million. The change during the period from November 23, 2010 to January 29, 2011 was primarily due to $1.2 billion in borrowings on our Senior Credit Facilities and the Notes in connection with the Transactions, as well as a $508 million equity investment made by Parent, partially offset by deferred financing costs of $63.3 million paid in connection with the Transactions and $12.1 million paid for the purchase of four interest rate cap contracts. Net cash used in financing activities during the period from January 31, 2010 to November 22, 2010 was primarily for stock repurchases. Net cash used by financing activities was $21.5 million in fiscal 2009 and was primarily related to stock repurchases.

We have an $820 million Term Loan and a $225 million ABL Facility. As of January 28, 2012, $811.8 million was outstanding under the Term Loan. Amounts available under the ABL are subject to customary borrowing base limitations and are reduced by letter of credit utilization. No amounts were outstanding and there was approximately $127.8 million of undrawn availability under the ABL as of January 28, 2012. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL also contains financial covenants. As of January 28, 2012, we were in compliance with these covenants. In March 2012, we amended and restated the terms of our ABL Facility to, among other things, lower the interest rate and extend the maturity date from November 2015 to March 2017.

The Term Loan requires us to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow beginning with the excess cash flow for fiscal 2011. In fiscal 2012, we expect to prepay approximately $15.7 million of the Term Loan with a portion of our excess cash flow for fiscal 2011. We may (but are not required to) apply a portion of this prepayment toward our quarterly amortization payments payable under the Term Loan in fiscal 2012.

Pursuant to authorization from the Board of Directors, we repurchased and retired 2,613,375 shares of our common stock at an aggregate cost of approximately $113.6 million, or approximately $43.49 per share, during the period from January 31, 2010 to November 22, 2010 and 627,156 shares of our common stock at an aggregate cost of approximately $26.4 million, or approximately $42.02 per share, in fiscal 2009. We did not repurchase and retire any shares of our stock during fiscal 2011.

Subject to certain limitations imposed on business combinations under the agreements governing our indebtedness, the Company’s capital resources allow us to consider business acquisitions as an alternative means of growth. We review acquisition opportunities from time to time and, while we do not have significant experience in acquiring an existing business, we would consider doing so in the future with respect to an appropriate opportunity.

We believe that cash and cash equivalents generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations”.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of January 28, 2012:

	Payments due by period
($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Standby-by letters of credit	$5,893	$-	$-	$-	$5,893
Operating leases (1)	87,006	155,729	133,318	140,958	517,011
Inventory purchase obligations (2)	223,148	-	-	-	223,148
Other purchase obligations (3)	13,890	4,471		-	18,361
Senior Credit Facilities (4)	17,698	6,902	16,400	770,800	811,800
Notes (5)	-	-	-	400,000	400,000
Total contractual cash obligations	$347,635	$167,102	$149,718	$1,311,758	$1,976,213

(1)

Other lease-required expenses such as utilities, real estate taxes and common area repairs and maintenance are excluded. See Note 3 to the consolidated financial statements included elsewhere in this annual report for discussion of the Company’s operating leases.

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

(4)

The Senior Credit Facilities are comprised of an $811.8 million Term Loan and a $225 million ABL Facility. The amounts presented in the table above do not include interest on the Senior Credit Facilities.

(5)	Represents an aggregate principal amount of $400 million of our Notes. The amounts presented in the table above do not include interest on the Notes.

As of January 28, 2012, we had unrecognized tax benefits of $5.7 million, accrued interest of $1.7 million, and accrued penalties of $0.7 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)

In the table below, we present Adjusted EBITDA (which is defined as net income (loss) attributable to The Gymboree Corporation before interest expense, interest income, income tax expense/benefit, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this annual report because we consider it an important supplemental measure of performance used by management and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

—	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;
—	does not reflect changes in, or cash requirements for, our working capital needs;
—	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;
—	excludes income tax payments that represent a reduction in cash available to us; and
—	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations.

The following table is a reconciliation of net (loss) income attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	Successor		Predecessor
	52 Weeks Ended	November 23, 2010 to	January 31, 2010 to	52 Weeks Ended
	January 28, 2012	January 29, 2011	November 22, 2010	January 30, 2010	January 31, 2009	February 2, 2008
Net (loss) income attributable to The Gymboree Corporation	$(45,345)	$(23,044)	$51,564	$101,919	$93,480	$80,331
Interest expense	89,807	17,387	248	243	208	179
Interest income	(168)	(36)	(295)	(728)	(1,690)	(2,609)
Income tax (benefit) expense	(6,626)	(10,032)	36,449	62,814	56,159	53,113
Depreciation and amortization (a)	57,930	10,250	32,550	37,302	34,854	31,151
Non-cash share-based compensation expense	5,907	482	41,042	18,462	19,850	16,381
Loss on disposal/impairment on assets	4,339	1,150	880	1,336	448	687
Loss on extinguishment of debt	19,563	-	-	-	-	-
Gymboree Play & Music franchise transition	7,200	-	-	-	-	-
Goodwill impairment	28,300	-	-	-	-	-
Acquisition-related adjustments (b)	31,678	61,755	16,602	-	-	-

Adjusted EBITDA	$192,585	$57,912	$179,040	$221,348	$203,309	$179,233

(a) Includes the following purchase accounting adjustments (in thousands):
Amortization of intangible assets (impacts SG&A)	$17,500	$3,011	$-	$-	$-	$-
Amortization of below and above market leases (impacts COGS)	(2,090)	(387)	-	-	-	-

	$15,410	$2,624	$-	$-	$-	$-

(b) Includes the following adjustments (in thousands):
Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting (impacts COGS)	$10,731	$45,508	$-	$-	$-	$-
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	9,699	1,628	-	-	-	-
Legal, accounting and other costs incurred as a result of the Merger (impacts SG&A)	5,607	13,624	16,602	-	-	-
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	5,641	995	-	-	-	-

	$31,678	$61,755	$16,602	$-	$-	$-

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year.

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in United States dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
January 28, 2012	$14,154	$(13)	$0.99
January 29, 2011	$4,505	$(33)	$1.00

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. We have $811.8 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. A 0.125% increase in these floating rates applicable to the indebtedness outstanding under the Senior Credit Facilities would have increased annual interest expense by approximately $1.0 million. The Senior Credit Facilities also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of January 28, 2012, accumulated other comprehensive income included approximately $10.7 million in unrealized losses related to the interest rate caps. Additional information relating to our derivative instruments is presented in Note 17 to the consolidated financial statements included in this annual report.

Impact of Inflation

Except for the impact of increased cotton prices and higher wages in developing countries as described under “Overview” above, the impact of inflation on results of operations has not been significant in any of the last three fiscal years.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. We adopted this guidance as of January 31, 2010, except for the new disclosures in the Level 3 reconciliation, which were adopted during the first quarter of fiscal 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this guidance requires entities to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This new guidance will be effective for us as of January 29, 2012. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. This new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We early adopted this guidance effective for our fiscal year ended January 28, 2012, as permitted under the standard, and applied retrospectively to all periods presented as required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements. The adoption of this guidance did not result in a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance to amend the testing of goodwill for impairment. This new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new guidance will be effective for us as of January 29, 2012. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued guidance to amend the disclosure requirements regarding the offsetting of assets and liabilities related to financial and derivative instruments. This new guidance requires an entity to disclose quantitative information in a tabular format to allow users of their financial statements to evaluate the effect or potential effect on the entity’s financial position of netting arrangements. This new guidance will be effective for us as of February 3, 2013. We are currently evaluating the impact of this guidance on our financial statement presentation of our derivative and financial instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets as of January 28, 2012 (Successor) and January 29, 2011(Successor)	32

Consolidated Statements of Operations for the year ended January 28, 2012 (Successor), for the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor), and the year ended January 30, 2010 (Predecessor)	33

Consolidated Statements of Comprehensive Income (Loss) for the year ended January 28, 2012 (Successor), for the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor), and the year ended January 30, 2010 (Predecessor)	34

Consolidated Statements of Cash Flows for the year ended January 28, 2012 (Successor), for the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor), and the year ended January 30, 2010 (Predecessor)	35

Consolidated Statements of Stockholders’ Equity for the year ended January 28, 2012 (Successor), for the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor), and the year ended January 30, 2010 (Predecessor)	36

Notes to Consolidated Financial Statements	37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of January 28, 2012 (Successor) and January 29, 2011 (Successor), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the year ended January 28, 2012 (Successor), the period from November 23, 2010 to January 29, 2011 (Successor), the period from January 31, 2010 to November 22, 2010 (Predecessor) and the year ended January 30, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of January 28, 2012 (Successor) and January 29, 2011 (Successor), and the results of their operations and their cash flows for the year ended January 28, 2012 (Successor), the period from November 23, 2010 to January 29, 2011 (Successor), the period from January 31, 2010 to November 22, 2010 (Predecessor) and the year ended January 30, 2010 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of presenting comprehensive income for the year ended January 28, 2012, due to the adoption of Financial Accounting Standards Board Accounting Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to all periods presented.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 26, 2012

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	Successor
ASSETS	January 28,	January 29,
	2012	2011
Current Assets:
Cash and cash equivalents	$77,910	$32,124
Accounts receivable, net of allowance of $114 and $-	27,277	13,669
Merchandise inventories	210,212	184,268
Prepaid income taxes	3,736	16,116
Prepaid expenses	5,532	4,856
Deferred income taxes	36,115	6,697

Total current assets	360,782	257,730

Property and Equipment:
Land and buildings	22,428	22,397
Leasehold improvements	146,497	125,153
Furniture, fixtures, and equipment	82,606	71,286

	251,531	218,836
Less accumulated depreciation and amortization	(49,379)	(6,345)

	202,152	212,491
Goodwill	899,097	927,397
Other Intangible Assets	599,195	617,810
Deferred Financing Costs	47,915	61,983
Other Assets	4,646	15,072

Total Assets	$2,113,787	$2,092,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$79,027	$54,494
Accrued liabilities	94,178	81,100
Current portion of long-term debt	17,698	8,200

Total current liabilities	190,903	143,794
Long-Term Liabilities:
Long-term debt	1,192,171	1,207,791
Lease incentives and other deferred liabilities	28,681	18,352
Unrecognized tax benefits	7,898	7,779
Deferred income taxes	245,495	228,956

Total Liabilities	1,665,148	1,606,672

Commitments and Contingencies (see Note 3)	-	-
Stockholders’ Equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	519,589	508,617
Accumulated deficit	(68,389)	(23,044)
Accumulated other comprehensive (loss) income	(5,825)	238

Total Stockholders’ Equity	445,375	485,811
Noncontrolling interest	3,264	-

Total Equity	448,639	485,811

Total Liabilities and Stockholders’ Equity	$2,113,787	$2,092,483

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor		Predecessor
	Year Ended			Year Ended
	January 28,	November 23, 2010 to	January 31, 2010 to	January 30,
	2012	January 29, 2011	November 22, 2010	2010
Net sales:
Retail	$1,164,171	$244,287	$814,863	$1,001,527
Gymboree Play & Music	13,885	2,814	10,847	13,384
Retail Franchise	10,232	447	925	-
Other	-	-	248	-

Total net sales	1,188,288	247,548	826,883	1,014,911
Cost of goods sold, including buying and occupancy expenses	(728,346)	(184,483)	(431,675)	(535,005)

Gross profit	459,942	63,065	395,208	479,906
Selling, general and administrative expenses	(380,141)	(78,843)	(307,361)	(316,268)
Goodwill impairment	(28,300)	-	-	-

Operating income (loss)	51,501	(15,778)	87,847	163,638
Interest income	168	36	295	728
Interest expense	(89,807)	(17,387)	(248)	(243)
Loss on extinguishment of debt	(19,563)	-	-	-
Other (expense) income, net	(109)	53	119	610

(Loss) income before income taxes	(57,810)	(33,076)	88,013	164,733
Income tax benefit (expense)	6,626	10,032	(36,449)	(62,814)

Net (loss) income	(51,184)	(23,044)	51,564	101,919
Net loss attributable to noncontrolling interest	5,839	-	-	-

Net (loss) income attributable to The Gymboree Corporation	$(45,345)	$(23,044)	$51,564	$101,919

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Successor		Predecessor
	Year Ended			Year Ended
	January 28,	November 23, 2010 to	January 31, 2010 to	January 30,
	2012	January 29, 2011	November 22, 2010	2010

Net (loss) income	$(51,184)	$(23,044)	$51,564	$101,919

Other comprehensive income, net of tax:
Foreign currency translation adjustments	308	446	(897)	1,740
Unrealized net (loss) gain on cash flow hedges, net of tax of $3,915, $-, $(83) and $54	(6,371)	(208)	(297)	25

Total other comprehensive (loss) income, net of tax	(6,063)	238	(1,194)	1,765

Comprehensive (loss) income	(57,247)	(22,806)	50,370	103,684
Comprehensive loss attributable to noncontrolling interest	5,839	-	-	-

Comprehensive (loss) income attributable to The Gymboree Corporation	$(51,408)	$(22,806)	$50,370	$103,684

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor		Predecessor
	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	Year Ended January 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(51,184)	$(23,044)	$51,564	$101,919
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Write-off of deferred financing costs and original issue discount	15,860	-	-	-
Depreciation and amortization	57,930	10,250	32,550	37,302
Goodwill impairment	28,300	-	-	-
Amortization of deferred financing costs and accretion of original issue discount	6,830	1,357	-	-
Interest rate cap contracts - adjustment to market	51	-	-	-
(Benefit) provision for deferred income taxes	(8,946)	(11,246)	4,128	2,727
Share-based compensation expense	5,907	482	41,042	18,462
Loss on disposal/impairment of assets	4,339	1,150	880	1,336
Other non-cash expense	4,608	-	-	-
Excess tax benefits from exercise and vesting of share-based awards	-	-	(12,584)	(3,750)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units	-	-	12,254	2,629
Change in assets and liabilities:
Accounts receivable	(11,209)	7,035	(10,791)	8,831
Merchandise inventories	(25,646)	48,607	(55,512)	(6,046)
Prepaid income taxes	12,385	(345)	(27,312)	6,659
Prepaid expenses and other assets	(743)	1,295	(1,346)	(3,865)
Accounts payable	24,533	(11,782)	19,749	1,854
Accrued liabilities	14,515	(4,820)	32,959	4,843
Lease incentives and other deferred liabilities	14,015	2,141	3,370	3,694

Net cash provided by operating activities	91,545	21,080	90,951	176,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(36,565)	(5,054)	(42,214)	(39,579)
Acquisition of business, net of cash acquired	(1,352)	(1,828,308)	-	-
Other	(295)	(46)	(1,238)	-

Net cash used in investing activities	(38,212)	(1,833,408)	(43,452)	(39,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	820,000	815,900	-	-
Payments on Term Loan	(828,200)	-	-	-
Proceeds from senior notes	-	400,000	-	-
Proceeds from ABL facility	60,656	30,000	-	-
Payments on ABL facility	(60,656)	(30,000)	-	-
Deferred financing costs	(6,665)	(63,266)	-	-
Investment by Parent	14,865	-	-	-
Dividend payment to Parent	(12,200)	-	-	-
Purchase of interest rate cap contracts	-	(12,079)	-	-
Proceeds from issuance of common stock	-	508,135	1,371	6,055
Excess tax benefits from exercise and vesting of share-based awards	-	-	12,584	3,750
Repurchases of common stock	-	-	(124,610)	(31,340)
Capital contribution to noncontrolling interest	4,477	-	-	-

Net cash (used in) provided by financing activities	(7,723)	1,648,690	(110,655)	(21,535)

Net increase (decrease) in cash and cash equivalents	45,610	(163,638)	(63,156)	115,481
Effect of exchange rate fluctuations on cash	176	852	394	1,719
CASH AND CASH EQUIVALENTS:
Beginning of Period	32,124	194,910	257,672	140,472

End of Period	$77,910	$32,124	$194,910	$257,672

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$3,438	$3,737	$5,817	$3,047
Non-cash capital contribution to noncontrolling interest	$4,626	$-	$-	$-
Capital contribution receivable from affiliate of Parent, but not yet paid	$2,400	$-	$-	$-
Acquisition costs incurred, but not yet paid	$-	$1,352	$-	$-
Deferred financing costs incurred, but not yet paid	$-	$-	$1,306	$-
OTHER CASH FLOW INFORMATION:
Cash paid (refunds received) during the year for income taxes, net	$(10,785)	$966	$46,888	$53,747
Cash paid during the year for interest	$82,021	$3,818	$77	$64

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

			Additional		Accumulated Other	Total
	Common Stock		Paid In	Retained	Comprehensive	Stockholders’	Noncontrolling
	Shares	Amount	Capital	Earnings (Deficit)	Income / (Loss)	Equity	Interest	Total Equity
PREDECESSOR:
BALANCE AT JANUARY 31, 2009	29,077,446	$29	$175,490	$160,178	$(1,422)	$334,275	$-	$334,275
Issuance of common stock under equity incentive plan	918,836	1	6,054			6,055		6,055
Share-based compensation			18,462			18,462		18,462
Stock repurchases	(627,156)	(1)	(3,785)	(22,566)		(26,352)		(26,352)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units			2,629			2,629		2,629
Translation adjustments and unrealized net gains on cash flow hedges, net of tax of $54					1,765	1,765		1,765
Net income				101,919		101,919		101,919

BALANCE AT JANUARY 30, 2010	29,369,126	29	198,850	239,531	343	438,753	-	438,753
Issuance of common stock under equity incentive plan	619,280	1	1,371			1,372		1,372
Share-based compensation			41,042			41,042		41,042
Stock repurchases	(2,613,375)	(3)	(17,512)	(96,132)		(113,647)		(113,647)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units			12,254			12,254		12,254
Translation adjustments and unrealized net loss on cash flow hedges, net of tax of $(83)					(1,194)	(1,194)		(1,194)
Net income				51,564		51,564		51,564

BALANCE AT NOVEMBER 22, 2010	27,375,031	$27	$236,005	$194,963	$(851)	430,144	$-	$430,144

SUCCESSOR:
BALANCE AT NOVEMBER 23, 2010	-	$-	$-	$-	$-	$-	$-	$-
Issuance of common stock	1,000		508,000			508,000		508,000
Investment by Parent			135			135		135
Share-based compensation			482			482		482
Translation adjustments and unrealized net gains on cash flow hedges, net of tax of $-					238	238		238
Net loss				(23,044)		(23,044)		(23,044)

BALANCE AT JANUARY 29, 2011	1,000	-	508,617	(23,044)	238	485,811	-	485,811
Share-based compensation			5,907			5,907		5,907
Investment by Parent			14,865			14,865		14,865
Capital contribution to noncontrolling interest			-			-	9,103	9,103
Investment by affiliate of Parent			2,400			2,400		2,400
Dividend payment to Parent			(12,200)			(12,200)		(12,200)
Translation adjustments and unrealized net loss on cash flow hedges, net of tax of $3,915					(6,063)	(6,063)		(6,063)
Net loss attributable to noncontrolling interest						-	(5,839)	(5,839)
Net loss attributable to The Gymboree Corporation				(45,345)		(45,345)		(45,345)

BALANCE AT JANUARY 28, 2012	1,000	$-	$519,589	$(68,389)	$(5,825)	$445,375	$3,264	$448,639

See Notes to Consolidated Financial Statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation (the “Company,” “we” or “us”) is a specialty retailer, offering collections of high-quality apparel and accessories for children. As of January 28, 2012, we operated a total of 1,149 retail stores (785 Gymboree stores (including 153 Gymboree Outlet stores), 127 Janie and Jack shops and 237 Crazy 8 stores) and online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offered directed parent-child developmental play programs under the Gymboree Play & Music® brand at 703 franchised and Company-operated centers in the United States and 36 other countries. In addition, as of January 28, 2012, third-party overseas partners operated 24 Gymboree® retail stores in the Middle East and South Korea and the Joint Venture (as defined under “Basis of Presentation” below) operated 1 Gymboree retail store in China.

Basis of Presentation

On October 11, 2010, The Gymboree Corporation, a Delaware corporation, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc., a Delaware corporation (“Parent”), and Giraffe Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Acquisition Sub”), pursuant to which Acquisition Sub merged with and into the Company in accordance with the “short-form” merger provisions available under Delaware law on November 23, 2010 (the “Transaction Date”). The Company is continuing as the surviving corporation and a 100%-owned indirect subsidiary of the Parent (the “Merger” or “Transaction”). At the Transaction Date, investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) indirectly owned a controlling interest in Parent.

The following principal equity capitalization and financing transactions occurred in connection with the Transaction:

—

Immediately prior to the closing of the Transaction, Acquisition Sub exercised the Top-Up Option in the Merger Agreement and irrevocably elected to purchase from the Predecessor Company a total of 30,713,523 Top-Up Option shares at an aggregate price of approximately $2 billion. Acquisition Sub executed a promissory note as payment for the Top-Up Option shares. The Top-Up Option shares and the promissory note were cancelled upon the closing of the Transaction;

—	Aggregate cash equity contributions of approximately $508 million were made by Parent; and
—

The Successor Company (1) entered into a new $225 million asset based revolving credit facility (“ABL”), of which $30 million was drawn at closing, (2) entered into a new $820 million secured term loan agreement (“Term Loan”), of which all but the original issue discount of $4.1 million was drawn at closing, and (3) issued $400 million face amount 9.125% senior notes (“Notes”) due 2018. These financing transactions are described in more detail in Notes 6 and 7.

The proceeds from the equity capitalization and financing transactions, together with approximately $164.9 million of our cash, were used to fund the:

—	Purchase of Predecessor Company common stock outstanding of approximately $1.8 billion (the former holders of the Company’s common stock, par value $.001 per share, received $65.40 per share);
—	Settlement of all unvested stock options and restricted stock units of the Predecessor Company of approximately $39.3 million; and
—

Fees and expenses related to the Transaction and the related financing transactions of approximately $17.9 million in the period from January 31, 2010 to November 22, 2010 and $71.2 million in the period from November 23, 2010 to January 29, 2011.

In December 2011, pursuant to a contribution, exchange and subscription agreement, the shareholders of Parent contributed in the aggregate 104,600,007 shares of Class A Common Stock and 11,622,223 shares of Class L Common Stock of Parent, representing all of Parent’s outstanding Common Stock, and approximately $12.2 million in cash to Gymboree Holding, Ltd., a Cayman Islands exempted company, in exchange for 104,600,007 Class A Common Shares, 11,622,223 Class L Common Shares and 1,220,003 Class C Common Shares of Gymboree Holding, Ltd., representing all of the outstanding Common Shares of Gymboree Holding, Ltd. (the “Asia Transaction”). Following the consummation of the Asia Transaction, Gymboree Holding, Ltd. became indirectly a 60% owner of Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”), and Gymboree (Tianjin) Educational Information Consultation Co. Ltd (“Gymboree Tianjin”) (collectively, the “Joint Venture”). While we do not control these two entities, they have been determined to be variable interest entities (“VIEs”), as discussed further below in Note 21, and have been consolidated by the Company. Investment funds sponsored by Bain Capital own a controlling interest in Gymboree Holding, Ltd., which indirectly controls Parent.

To fund the Asia Transaction and the indirect investment in the Joint Venture, on November 3, 2011, (i) the Company declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Giraffe Intermediate B, Inc., a Delaware corporation and indirectly wholly owned subsidiary of Parent (“Giraffe B”), (ii) Giraffe B declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Giraffe Intermediate A, Inc., a Delaware corporation and indirectly wholly owned subsidiary of Parent (“Giraffe A”) and (iii) Giraffe A declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Parent, Parent then declared a dividend in the aggregate amount of $12.2 million to the holders of the Common Stock of Parent (the “Dividend”). The Dividend was then contributed to Gymboree Holding, Ltd. to fund the investment in the Joint Venture in return for Class C Common Shares of Gymboree Holding, Ltd.

The accompanying consolidated financial statements, which include The Gymboree Corporation and its wholly owned subsidiaries and VIEs (Gymboree China and Gymboree Tianjin) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. The accompanying consolidated statements of operations, statements of comprehensive income (loss), statements of cash flows, and statements of stockholders’ equity, and the notes to the consolidated financial statements are presented for the Predecessor and Successor periods, which relate to the periods preceding the Transaction Date (periods prior to November 23, 2010) and the periods succeeding the Transaction Date (periods subsequent to November 23, 2010), respectively.

Principles of Consolidation

We consolidate entities in which we retain a controlling financial interest or entities that meet the definition of a VIE for which we are deemed to be the primary beneficiary. In performing our analysis of whether we are the primary beneficiary, at initial investment and at each quarterly reporting period, we consider whether we individually have the power to direct the activities of the VIE that most significantly affect the entity’s performance and also have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We also consider whether we are a member of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. All intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Retail Franchise net sales, previously reported in Other net sales in the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and in fiscal 2009, have been separately disclosed to conform to the current year presentation.

Correction of Merger Purchase Price Allocation

In the accompanying consolidated balance sheet as of January 29, 2011, we made adjustments to goodwill and to certain of our other intangible assets and deferred tax liabilities as a result of correcting the final purchase price allocation related to the Merger. Amounts previously reported as of January 29, 2011 have been restated to reflect these adjustments, as summarized in the following table (in thousands):

	As of January 29, 2011
	Balance as Previously Reported	Adjustments	Corrected Balance

Goodwill	$934,639	$(7,242)	$927,397

Trade names	$560,127	$6,900	$567,027
Franchise agreements	1,875	4,700	6,575
Customer relationships, below market leases, and co-branded credit card agreement	44,208	-	44,208

Other Intangible Assets	$606,210	$11,600	$617,810

Total Assets	$2,088,125	$4,358	$2,092,483

Long-term deferred income tax liability	$(224,598)	$(4,358)	$(228,956)

Total Liabilities	$(1,602,314)	$(4,358)	$(1,606,672)

Additionally, the fourth quarter of fiscal 2011 includes a $0.9 million charge for the additional prior period amortization related to the increased book value of amortizable intangible assets resulting from the aforementioned adjustments. Due to immateriality, this charge was recorded in the fourth quarter of fiscal 2011, rather than in the applicable prior periods.

Correction of Other Classifications

In the accompanying consolidated balance sheet as of January 29, 2011, we reclassified approximately $4.4 million of leasehold improvement costs previously reported within “land and buildings” to be reported within “leasehold improvements” to properly classify such costs. Our net property and equipment balance as of January 29, 2011 did not change from such reclassifications.

In addition, in the detail of the components of deferred tax assets and deferred tax liabilities as of January 29, 2011 in Note 9, we reclassified approximately $10.1 million previously reported as the reduction of deferred tax liabilities related to intangible assets, to be reported as a deferred tax asset related to state income taxes, in order to correct such classification. This reclassification did not change the total net deferred tax liability previously reported as of January 29, 2011.

Fiscal Year

Our year end is on the Saturday closest to January 31. The Predecessor and Successor periods presented relate to the period preceding the Transaction Date (fiscal 2009 and January 31, 2010 to November 22, 2010) and the periods succeeding the Transaction Date (November 23, 2010 to January 29, 2011 and fiscal 2011, which included 52 weeks and ended on January 28, 2012), respectively. Fiscal 2009, which included 52 weeks, ended on January 30, 2010.

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

Cost of Goods Sold

Cost of goods sold (“COGS”) includes cost of goods, buying expenses, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight and other inventory-related costs, such as shrink and lower of cost or market adjustments. Buying expenses include costs incurred to design, produce and allocate merchandise. Occupancy expenses consist of rent and other occupancy costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services to customers.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist of non-occupancy-related costs associated with our retail stores, distribution center and shared corporate services. These costs include payroll and benefits, depreciation and amortization, credit card fees, advertising and other general expenses. SG&A also includes fees and expenses related to the Transaction.

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investment instruments with a maturity of three months or less at date of purchase. Our cash equivalents are placed primarily in money market funds. We value these investments at their original purchase prices plus interest that has accrued at the stated rate. Income related to these securities is recorded in interest income in the consolidated statements of operations.

Accounts Receivable

Accounts receivable primarily include amounts due from major credit card companies, amounts due from affiliated entities, amounts due from Gymboree Play & Music franchisees for royalties and consumer product sales, and amounts due from landlord construction allowances. Construction allowance receivable due dates vary. Royalties are due within 30 days of each calendar quarter end and receivables from consumer product sales are generally due upon shipment. Amounts due from major credit card companies are generally collected within five days. We estimate our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and our previous loss history. The provision for doubtful accounts receivable is included in SG&A expenses. A summary of activity in the allowance for doubtful accounts is as follows (in thousands):

	Successor		Predecessor
	Fiscal 2011	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	Fiscal 2009
Balance at beginning of period	$-	$-	$434	$388
Provision for doubtful accounts receivable	180	287	(7)	110
Accounts written off	(66)	(287)	-	(64)

Balance at end of period	$114	$-	$427	$434

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, cash balances held at financial institutions are in excess of federally insured limits.

In fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, one company acting as our buying agent managed approximately 80%, 90%, 80% and 90%, respectively, of our inventory purchases, which may potentially subject us to risks of concentration related to sourcing of our inventory.

Fair Value Measurements

The accounting guidance for fair value measurements and disclosure defines and establishes a framework for measuring fair value and expands related disclosures (see Note 18).

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and record an adjustment when the future estimated selling price is less than cost. We take a physical count of inventories in all stores once a year and in some stores twice a year, and perform cycle counts throughout the year in our distribution center. We record an inventory shrink adjustment based upon physical counts and also provide for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Our LCM estimate can be affected by changes in consumer demand and the promotional environment.

Property and Equipment

Property and equipment acquired in the Transaction are stated at estimated fair value as of the Transaction Date, less accumulated depreciation and amortization recorded subsequent to the Transaction. Property and equipment acquired subsequent to the Transaction Date are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 25 years, except for our distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements, which include an allocation of directly-related internal payroll costs for employees dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which ranges from 5 to 13 years, or the estimated useful life of the improvements. Software costs are amortized using the straight-line method based on an estimated useful life of three to seven years. Construction in progress was $2.7 million and $3.7 million as of January 28, 2012 and January 29, 2011, respectively. Repair and maintenance costs are expensed as incurred.

Deferred Financing Costs

As a result of the Transaction, we recorded approximately $63.3 million of deferred financing costs related to the financing transactions described in Notes 6 and 7. In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement and, as a result of the refinancing, approximately $14.1 million of deferred financing costs were written off. Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the asset-based revolving credit facility are amortized on a straight-line basis. The weighted-average remaining amortization period is approximately 6.33 years. Amortization of deferred financing costs is recorded in interest expense and was approximately $6.5 million for fiscal 2011 and $1.4 million during the period from November 23, 2010 to January 29, 2011.

Amortization expense for each of the next five fiscal years is estimated below (in thousands):

Fiscal
2012	$ 6,901
2013	7,267
2014	7,666
2015	7,799
2016	6,980

Total	$ 36,613

Goodwill Impairment.

As of January 28, 2012, we had goodwill of $899 million related to the Merger. Goodwill represents the excess of the acquisition cost over the estimated fair value of assets acquired, less liabilities assumed. At the date of the Merger, we allocated goodwill to our reporting units, which we concluded were the same as our operating segments (see Note 13): Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and Retail Franchise. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill on the date of the Merger.

Goodwill is not amortized, but is tested annually for impairment in the fourth quarter. We update our impairment tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below our carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements. The impairment test compares the carrying value of the assets and liabilities associated with a reporting unit, including goodwill, with the fair value of the reporting unit.

If the carrying value of the assets and liabilities exceeds the fair value of the reporting unit, we calculate the implied fair value of the reporting unit goodwill as compared with the carrying value of the reporting unit goodwill to determine the appropriate impairment charge. Calculating the fair value of a reporting unit and the implied fair value of reporting unit goodwill requires significant judgment. The use of different assumptions, estimates or judgments in either step of the goodwill impairment testing process, such as the estimated future cash flows of reporting units, the discount rate used to discount such cash flows, or the estimated fair value of the reporting units’ tangible and intangible assets and liabilities, could significantly increase or decrease the estimated fair value of a reporting unit or its net assets. In the fourth quarter of fiscal 2011, we recorded an impairment charge of $28.3 million related to goodwill that was allocated to our Gymboree Outlet reporting unit (see Note 5).

Intangible Assets and Liabilities.

Intangible assets primarily represent trade names for each of our brands, contractual customer relationships, and below market leases. We also capitalize the legal costs incurred in registering and renewing trademarks and service marks. Intangible liabilities represent above market leases and are included in deferred liabilities. Trade names have been assigned an indefinite life and are reviewed for impairment annually in the fourth quarter. We update our impairment tests between annual tests if events or circumstances occur that would more likely than not reduce the fair value of our trade names below their carrying amount. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others: a significant decline in expected future cash flows; a significant adverse change in legal factors or in the business climate; and unanticipated competition. Any adverse change in these factors could have a significant impact on the recoverability of these intangible assets and could have a material impact on our consolidated financial statements. The impairment test compares the fair value of trade names with their carrying amounts. Calculating the fair value of trade names requires significant judgment. The use of different assumptions, estimates or judgments in the intangible asset impairment testing process, such as the estimated future cash flows of assets, the royalty rate and the discount and terminal growth rates used to discount such cash flows, could significantly increase or decrease the estimated fair value of an asset, and therefore, impact the related impairment charge. All other intangible assets and liabilities are amortized on a straight-line basis over their estimated useful lives. Intangible assets with finite lives are evaluated for impairment using a process similar to that used to evaluate store assets.

Store Asset Impairment

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, a loss is recognized equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined at the store level, which is the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on historical experience and typically third-party advice or market data. These estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as prior earnings history, expected future earnings, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Rent Expense

Many of our operating leases contain free rent periods and predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, starting at the time we take physical possession of the property. Certain leases provide for contingent rents that are not measurable at inception. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that an expense has been incurred and the amount is reasonably estimable.

Construction Allowance

As part of many lease agreements, we may receive construction allowances from landlords. The construction allowances are included in lease incentives and other deferred liabilities and are amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time we take physical possession of the property. Construction allowances of $7.8 million, $1.0 million, $8.8 million and $8.7 million were granted during fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, respectively.

Workers’ Compensation Liabilities

We are partially self-insured for workers’ compensation insurance. We record a liability based on claims filed and an actuarially determined amount of claims incurred, but not yet reported. This liability approximated $4.2 million and $3.0 million as of January 28, 2012 and January 29, 2011, respectively. Any actuarial projection of losses is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

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

Advertising

We capitalize direct costs for the development, production, and circulation of direct response advertising and amortize such costs over the expected sales realization cycle, typically four to six weeks. Deferred direct response costs, included in prepaid expenses, were $0.7 million as of January 28, 2012 and $0.6 million as of January 29, 2011.

All other advertising costs are expensed as incurred. Advertising expense, including costs related to direct mail campaigns, totaled approximately $18.6 million, $2.7 million, $14.5 million and $16.7 million for fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, respectively.

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when we estimate merchandise is delivered to the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as other income within SG&A expenses and totaled $1.3 million, $0.4 million, $1.2 million and $1.5 million in fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, respectively. From time to time, customers may earn Gymbucks or Rise and Shine coupons and redeem them for merchandise at a discount during the redemption period. A liability is recorded for coupons earned, but not redeemed, within an accounting period. Sales are presented net of sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from our co-branded credit card (see Note 14). We present taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

A summary of activities in the sales return reserve is as follows (in thousands):

	Successor		Predecessor
	Fiscal 2011	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	Fiscal 2009
Balance at beginning of period	$2,224	$4,763	$2,608	$3,202
Provision for sales returns	30,804	6,015	25,867	29,712
Actual sales returns	(30,665)	(8,554)	(23,712)	(30,306)

Balance at end of period	$2,363	$2,224	$4,763	$2,608

For the Gymboree Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or a note payable, the franchisee has fully executed a franchise agreement and we have substantially completed our obligations under such agreement. We receive royalties based on each franchisee’s gross receipts from operations. Such royalty fees are recorded when earned. We also recognize revenues from consumer products and equipment sold to franchisees at the time title transfers to the franchisees.

In the third quarter of fiscal 2011, we terminated our agreement with a Gymboree Play & Music master franchisee in China and assumed the role of master franchisor upon this termination (see Note 20). We subsequently entered into a Master Service Agreement with Gymboree Tianjin (see Note 12) to service all of the unit franchises in China and to provide us certain services in connection with such unit franchises. Gymboree Tianjin has been determined to be a VIE, and the results have been consolidated into our financial statements for the year ended January 28, 2012 (see Note 21).

For our retail franchise business launched in August 2010, revenues may consist of initial franchise fees, royalties and/or sales of authorized product. Initial franchise fees relating to area franchise sales are recognized as revenue when the franchisee has met all material services and conditions and we have substantially completed our obligations under such agreement, typically upon store opening. Royalties are based on each franchisee’s gross receipts from operations and are recorded when earned. Revenues from consumer products sold to franchisees are recorded at the time title transfers to the franchisees, subject to an annual minimum purchase commitment.

We present taxes withheld by international franchises and remitted to governmental authorities on a gross basis (included in revenues), except for taxes withheld by the Joint Venture, which are reported on a net basis (excluded from revenues).

In December 2011, we entered into an exclusive franchise agreement with Gymboree China to operate branded retail stores in the China market (see Note 12). This entity has been determined to be a VIE, and the results have been consolidated into our financial statements for the year ended January 28, 2012 (see Note 21).

Loyalty Program

Customers who enroll in the Gymboree Rewards program earn points with every purchase at Gymboree and Gymboree Outlet stores. Those customers who reach a cumulative purchase threshold receive a coupon that can be used towards the future purchase of goods at Gymboree and Gymboree Outlet stores. We estimate the cost of rewards that will ultimately be redeemed and record this cost in net retail sales as reward points are accumulated. This liability was approximately $1.8 million and $1.1 million at January 28, 2012 and January 29, 2011, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments and fluctuations in the fair market value of certain derivative financial instruments and is shown in the consolidated statements of comprehensive income (loss).

Derivative Instruments

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. All of our derivatives are cash flow hedges. Hedge accounting for cash flow hedges generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions (see Note 17).

Share-Based Compensation

We recognize compensation expense on a straight-line basis for options and awards with time-based service conditions and on an accelerated basis for awards with performance conditions (see Note 10).

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance which amends and clarifies existing guidance related to fair value measurements and disclosures. This guidance requires new disclosures for (1) transfers in and out of Level 1 and Level 2 and reasons for such transfers; and (2) the separate presentation of purchases, sales, issuances and settlement in the Level 3 reconciliation. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques for Level 2 and Level 3 fair value measurements. We adopted this guidance as of January 31, 2010, except for the new disclosures in the Level 3 reconciliation, which were adopted during the first quarter of fiscal 2011. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this guidance requires entities to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This new guidance will be effective for us as of January 29, 2012. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. This new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We early adopted this guidance effective for our fiscal year ended January 28, 2012, as permitted under the standard, and applied retrospectively to all periods presented as required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements. The adoption of this guidance did not result in a material impact on our consolidated financial statements.

In September 2011, the FASB issued guidance to amend the testing of goodwill for impairment. This new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. This new guidance will be effective for us as of January 29, 2012. We anticipate that the adoption of this guidance will not have a material impact on our consolidated financial statements.

In December 2011, the FASB issued guidance to amend the disclosure requirements regarding the offsetting of assets and liabilities related to financial and derivative instruments. This new guidance requires an entity to disclose quantitative information in a tabular format to allow users of their financial statements to evaluate the effect or potential effect on the entity’s financial position of netting arrangements. This new guidance will be effective for us as of February 3, 2013. We are currently evaluating the impact of this guidance on our financial statement presentation of our derivative and financial instruments.

2.  Acquisition

As described in Note 1, on November 23, 2010, investment funds sponsored by Bain Capital, consummated the Merger, whereby we became a 100%-owned indirect subsidiary of Parent. The Transaction was funded as follows on the Transaction Date (in thousands):

Term Loan	$	815,900
ABL		30,000
Notes		400,000
Cash equity contributions		508,000
Cash from Company’s balance sheet		164,917

	$	1,918,817

The terms of the Term Loan, ABL and Notes are described in detail in Notes 6 and 7. The funds in the table above were used as follows (in thousands):

Consideration paid to equity holders	$	1,829,660

Transaction costs		89,157

	$	1,918,817

Equity holders received $65.40 per share of Company common stock owned on November 23, 2010. Option holders received $65.40 per option held as of November 23, 2010, less the option exercise price. Transaction costs include legal and accounting fees and other external costs directly related to the Transaction and to the issuance of debt. Approximately $74.4 million in transaction costs were incurred in the period from November 23, 2010 to January 29, 2011, and $17.9 million were incurred in the period from January 31, 2010 to November 22, 2010. Approximately $63.3 million of these costs were determined to be related to the issuance of debt and were deferred initially, though $14.1 million of this was subsequently written off when the Term Loan was refinanced in February 2011 (see Note 1).

Our acquisition was accounted for as a business combination. The purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values as of the Transaction Date. The excess of the purchase price over the net tangible and identifiable intangible assets acquired less liabilities assumed was recorded as goodwill. Goodwill was preliminarily allocated to our reporting units at the Transaction Date. None of the goodwill recognized is expected to be deductible for income tax purposes.

During the measurement period (which is not to exceed one year from the acquisition date), we are required to retrospectively adjust the provisional assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the recognition of those assets or liabilities as of that date. We corrected the final purchase price allocation in the fourth quarter of fiscal 2011. The related adjustments made to goodwill, other intangible assets and long-term deferred tax liability are summarized in Note 1.We have also completed our allocation of goodwill to our reporting units, segments (see Note 13), and guarantor/non-guarantor subsidiaries (see Note 21).

The following table summarizes the allocation of the purchase price to assets acquired and liabilities assumed at the Transaction Date and includes the effect of the purchase price adjustments explained in Note 1 (in thousands):

Inventory	$ 232,839
Other current assets	222,094
Property and equipment	218,179
Goodwill	927,397
Trade names	567,000
Franchise agreements	6,600
Below market leases	7,049
Customer relationships	36,400
Co-branded credit card agreement	4,000
Other long-term assets	4,515
Gift card and merchandise credit liability	(15,981)
Current deferred income tax liability	(8,983)
Other current liabilities	(122,532)
Above market leases	(16,623)
Long-term deferred income tax liability	(224,379)
Other long-term liabilities	(7,915)

Total purchase price	$ 1,829,660

Inventory – We determined the fair value of inventory as of the Transaction Date using the cost approach. Under this approach, the fair value of an asset is determined by adjusting the asset’s reproduction or replacement cost by losses in value attributable to physical and functional depreciation, and economic obsolescence. As a result of its valuation, we recorded an increase in inventory of approximately $56.2 million as of November 23, 2010. This adjustment was expensed to COGS over a three month period.

Property and equipment – We determined the fair value of property and equipment as of the Transaction Date using the cost approach. As a result of our valuation, we recorded an increase in property and equipment of approximately $1.9 million and a decrease in land of approximately $0.8 million as of November 23, 2010. The increase in property and equipment is amortized over the remaining useful lives of the related assets, which approximates 25 years.

Trade names – We determined the fair value of our trade names to be approximately $567 million as of the Transaction Date using the relief from royalty method of the income approach, which is based on the projected cost savings attributable to the ownership of the trade names. We assigned indefinite lives to our trade names because these assets are expected to generate cash flows indefinitely.

Franchise agreements – We determined the fair value of our franchise agreements to be approximately $6.6 million as of the Transaction Date using the multi-period excess earnings (“MPEE”) method of the income approach. Under the MPEE method, the value of an intangible asset is equal to the present value of the incremental after-tax cash flows attributable only to the subject intangible asset after deducting contributory asset charges. We assigned the Gymboree Play & Music franchise agreements intangible asset a useful life of 14 years based on the average life of a franchise relationship and the retail franchise agreement intangible asset a useful life of six years based on the estimated economic life of the contract.

Below and above market leases – The intangible asset and liability recorded were determined as the difference between market rent and the contract rent for the remainder of the lease term, discounted back to a net present value. The below market lease asset of approximately $7.0 million and above market lease liability of approximately $16.6 million are amortized over the remaining term of the related leases.

Customer relationships – We determined the fair value of our contractual customer relationships to be approximately $36.4 million as of the Transaction Date using the MPEE method. We concluded that we have contractual customer relationships with customers that enrolled in the Gymboree Rewards program. The customer relationship intangible asset is amortized over 2.3 years, which is estimated to be the average length of a customer relationship based on customer attrition data.

Co-branded credit card agreement – We determined the fair value of our co-branded credit card agreement (see Note 14) to be approximately $4.0 million as of the Transaction Date using the MPEE method. This intangible asset is amortized over 6.5 years, which is the estimated remaining contract term.

Gift card and merchandise credit liability – We determined the fair value of our gift card and merchandise credit liability as of the Transaction Date using the discounted cash flow method of the income approach, whereby expected cash flows are directly assigned to the asset and discounted with an appropriate discount rate. As a result of our valuation, we reduced our gift card and merchandise credit liability by approximately $1.6 million. This adjustment is amortized over three years, which is the estimated life of a gift card or merchandise credit based on historical redemption trends.

Deferred revenue – As of the Transaction Date, we had deferred revenue of approximately $13.7 million related to our co-branded credit card agreement. These amounts were assigned a fair value of zero in purchase accounting because they do not represent a performance obligation as of the Transaction Date.

Deferred rent and lease incentives – As of the Transaction Date, we had deferred rent and lease incentives of approximately $65.2 million. These amounts were assigned a fair value of zero in purchase accounting because they do not represent a performance obligation as of the Transaction Date.

Deferred income taxes – Because the purchase price allocated to assets acquired and liabilities assumed differs for financial reporting and tax purposes, we have recognized deferred tax assets or liabilities for the deferred tax effects of those temporary differences. As a result, we have recognized net deferred tax liabilities of $233.4 million on the Transaction Date.

The following table reflects supplemental pro-forma net sales and net income as though the Transaction had taken place on February 1, 2009 (in thousands):

	Year Ended
	January 29, 2011	January 30, 2010
Supplemental pro-forma net sales	$1,069,299	$1,008,608
Supplemental pro-forma net income	$32,586	$28,622

3.  Commitments and Contingencies

We lease our retail store locations, corporate headquarters, certain warehouse space and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2023. Store leases typically have 10-year terms and include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses.

Future minimum rental payments under non-cancelable operating leases at January 28, 2012 are as follows (in thousands):

Fiscal
2012	$ 87,006
2013	80,676
2014	75,053
2015	69,224
2016	64,094
Later years	140,958

Total	$ 517,011

Rent expense for all operating leases totaled $138.3 million, $24.6 million, $99.7 million and $112.8 million in fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, respectively, and includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $46.8 million, $8.2 million, $35.1 million and $40.4 million in fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, respectively. Percentage rent expense was approximately $0.5 million, $0.1 million, $0.5 million and $0.5 million in fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, respectively. Rent expense for fiscal 2011 and the period from November 23, 2010 to January 29, 2011 includes approximately $2.1 million and $0.4 million, respectively, in income related to amortization of below and above market leases.

Contingencies

Between October 12 and October 18, 2010, three purported class action complaints were filed in the Superior Court of the State of California, County of San Francisco, captioned Halliday v. The Gymboree Corporation, et al., Case No. CGC-10-504544, Himmel v. Gymboree Corp., et al., Case No. CGC-10-504550, and Harris v. The Gymboree Corporation, et al., Case No. CGC-10-504693. The complaints challenged the transaction pursuant to which investment funds sponsored by Bain Capital commenced a tender offer for the outstanding shares of the Company, which was followed by a merger of a subsidiary of investment funds sponsored by Bain Capital with and into the Company (as described in Notes 1 and 2). The various complaints named as defendants the Company, the Company’s Board of Directors, the Company’s former Chief Financial Officer (collectively, the “Individual Defendants”), Bain Capital and the two subsidiaries of the investment funds sponsored by Bain Capital that were created to consummate the Merger (collectively, the “Bain Defendants”). The suits alleged generally that the Individual Defendants breached their fiduciary duties in connection with the Transaction and that the Company and the Bain Defendants aided and abetted those alleged breaches. The complaints sought, among other things, to (i) enjoin the Transaction unless and until the Company adopted and implemented a procedure to obtain the highest possible value for stockholders, and (ii) rescinded the Merger Agreement between entities controlled by investment funds sponsored by Bain Capital and the Company.

While the Individual Defendants and the Bain Defendants (collectively, “Defendants”) believed that the complaints were without merit and that the Defendants had valid defenses to all claims, in an effort to minimize the burden and expense of further litigation relating to such complaints, on November 12, 2010, the Defendants reached an agreement in principle with the plaintiffs in these actions (collectively, the “Plaintiffs”) to settle the litigation in its entirety and resolve all allegations by the Plaintiffs against the Defendants in connection with the Transaction. The settlement provided for a settlement and release by the purported class of the Company’s stockholders of all claims against the Defendants in connection with the Transaction. In exchange for such settlement and release, and after arm’s length discussions between and among the Defendants and the Plaintiffs, the Company provided certain additional supplemental disclosures to its Schedule 14D-9, although the Company did not make any admission that such additional supplemental disclosures were material or otherwise required. After reaching agreement on the substantive terms of the settlement, the Plaintiffs applied to the court for an award of attorneys’ fees and reimbursement of expenses up to $0.8 million, which Defendants agreed not to oppose. The settlement, including the award of attorneys’ fees and expenses, was approved by the court and an Order for Final Judgment was entered on January 10, 2012. As of January 29, 2011, we had accrued $0.8 million that was paid out in January 2012.

The Company is subject to various other legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these other legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

4.  Investment by Parent

On or about January 31, 2011, Parent entered into subscription agreements with certain members of our management team. Under the subscription agreements, such members of the management team purchased an aggregate of 1,580,769 Class A Shares and 175,641 Class L Shares of Parent. The aggregate cash consideration paid for the shares was $7.9 million (see Note 12). This amount was indirectly contributed to us by Parent.

In February 2011, investment funds sponsored by Bain Capital purchased an aggregate of 419,231 Class A Shares and 46,581 Class L Shares of Parent for $2.1 million. In addition, an unrelated party purchased an aggregate of 1,000,000 Class A Shares and 111,111 Class L Shares of Parent for $5.0 million. These amounts were indirectly contributed to us by Parent.

In December 2011, the shareholders of Parent exchanged their shares of Parent for shares of Gymboree Holding, Ltd. (see Note 1).

5.  Goodwill and Intangible Assets and Liabilities

Intangible Assets and Liabilities:

Intangible assets and liabilities consist of the following (in thousands):

	January 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,288		$567,288

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(18,699)	17,701
Below market leases	7,055	(1,637)	5,418
Co-branded credit card agreement	4,000	(727)	3,273
Franchise agreements	6,600	(1,085)	5,515

	54,055	(22,148)	31,907

Total other intangible assets	$621,343	$(22,148)	$599,195

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,631)	$4,114	$(12,517)

	January 29, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names (see Note 1)	$567,027		$567,027

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(2,874)	33,526
Below market leases	7,049	(255)	6,794
Co-branded credit card agreement	4,000	(112)	3,888
Franchise agreements (see Note 1)	6,600	(25)	6,575

	54,049	(3,266)	50,783

Total other intangible assets	$621,076	$(3,266)	$617,810

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,623)	$642	$(15,981)

We had intangible assets of approximately $2.4 million prior to the Transaction Date, which were assigned a fair value of zero in purchase accounting. We had goodwill of approximately $0.2 million prior to the Transaction Date, which was assigned a fair value of zero in purchase accounting.

The Company assigned the following useful lives to its intangible assets:

	Useful Life	Location of Amortization Expense
Trade names	Indefinite	-
Customer relationships	2.3 years	SG&A
Below market leases	Remaining lease term	COGS
Co-branded credit card agreement	6.5 years	SG&A
Retail franchise agreement	6 years	SG&A
Gymboree Play & Music franchise agreements	14 years	SG&A
Above market leases	Remaining lease term	COGS

During fiscal 2011 and the period from November 23, 2010 to January 29, 2011, we recorded amortization income of approximately $2.1 million and $0.4 million in COGS, respectively, and amortization expense of approximately $17.5 and $3.0 million in SG&A, respectively. We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows in each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2012	$1,376	$(3,253)	$17,361	$15,484
2013	1,162	(2,651)	3,409	1,920
2014	1,066	(2,071)	1,534	529
2015	843	(1,612)	1,534	765
2016	485	(1,460)	1,393	418

Goodwill:

Changes in the carrying amount of goodwill for fiscal 2011 are as follows (in thousands):

	Retail Stores Segment	Gymboree Play & Music Segment	Retail Franchise Segment	Total
Balance as of January 29, 2011 (see Note 1)	$887,372	$16,389	$23,636	$927,397
Impairment - Gymboree Outlet reporting unit	(28,300)	-	-	(28,300)

Balance as of January 28, 2012	$859,072	$16,389	$23,636	$899,097

As discussed in Note 2, we completed our allocation of goodwill and certain other intangible assets to our reporting units, our segments and our guarantor/non-guarantor subsidiaries in the fourth quarter of fiscal 2011. The table above shows the final allocation of goodwill to our segments. The retail stores segment above includes approximately $39.8 million in goodwill allocated to our Canada and Australia geographical segments. As of January 29, 2011, all of our goodwill had been allocated to the retail stores segment in the United States. The segment disclosures in Note 13 have been restated to reflect the final allocation of goodwill and certain other intangible assets for all periods presented. As of January 29, 2011, all of our goodwill and certain other intangible assets had been allocated to The Gymboree Corporation for the purposes of our guarantor/non-guarantor subsidiaries disclosure. In the fourth quarter of fiscal 2011, we finalized our allocation of goodwill and certain other intangible assets to these subsidiaries, which resulted in $887.6 million and $39.8 million of goodwill being allocated to guarantor and non-guarantor subsidiaries, respectively and $3.9 million of other intangible assets being allocated to our guarantor subsidiaries. Our guarantor and non-guarantor subsidiaries disclosure has been restated to reflect the final allocation of goodwill and certain other intangible assets for all periods presented (see Note 22).

We test goodwill for impairment annually in the fourth quarter, or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, by initially comparing the fair value of each of our six reporting units to their related carrying values. If the fair value of the reporting unit is less than its carrying value, we perform an additional step to determine the implied fair value of goodwill associated with that reporting unit. The implied fair value of goodwill is determined by first allocating the fair value of the reporting unit to all of its assets and liabilities and then computing the excess of the reporting unit’s fair value over the amounts assigned to the assets and liabilities. If the carrying value of goodwill exceeds the implied fair value of goodwill, such excess represents the amount of goodwill impairment, and, accordingly, we recognize such impairment.

The goodwill impairment analysis for the Gymboree Outlet reporting unit was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors. We primarily used an income approach to value the Gymboree Outlet reporting unit. The discount rate used in the income approach was 11.0%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on actual transactions which have occurred in the marketplace and valuation multiples based on publicly traded companies which have similar characteristics to us. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific risks and uncertainties of the reporting unit.

As of the fourth quarter of 2011, due to higher average unit costs resulting from higher commodity prices (primarily cotton) and a higher level of markdown selling, we concluded that there was goodwill impairment in the Gymboree Outlet reporting unit. Although this analysis has not been completed due to its complexity, based on the work we performed to date, we have recorded a preliminary estimate of impairment for goodwill of $28.3 million. The impairment charge is subject to finalization of fair values, which we will complete in fiscal 2012. We believe that the preliminary estimate of impairment is reasonable and represents our best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the analysis is finalized. The non-cash charge of $28.3 million relates entirely to Gymboree Outlet, a component of our Retail Stores segment.

The Company will need to assess goodwill for further impairment in the future if indicators are present.

6.  Line of Credit

Predecessor Company

Prior to the Transaction Date, we had an unsecured revolving credit facility for borrowings of up to $90 million (subject to an option to increase the borrowing limit up to $100 million with the approval of the lender). This credit facility could be used for the issuance of documentary and standby letters of credit, working capital, and capital expenditure needs. This credit facility was terminated in connection with the Transaction.

Successor Company

In connection with the Transaction, we entered into a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of January 28, 2012, availability under the ABL was approximately $127.8 million. The ABL provides us with the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under our senior secured term loan facility described in Note 7), subject to the satisfaction of certain conditions Principal amounts outstanding under the ABL are due and payable in full in March 2017. Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which was 0.5% per annum as of January 28, 2012. In connection with the amendment and restatement referred to above, this commitment fee was reduced. The current level of the commitment fee is 0.375% per annum. If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of January 28, 2012, we were in compliance with these covenants. As of January 28, 2012, there was $21.1 million of commercial and standby letters of credit outstanding and no borrowings outstanding. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. The Company and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

7.  Long-Term Debt

Long-term debt consists of (in thousands):

	January 28, 2012	January 29, 2011
Senior secured term loan facility, net of discount of $1,931 and $4,010	$809,869	$815,991
9.125% senior notes	400,000	400,000

Subtotal	1,209,869	1,215,991
Less current portion	(17,698)	(8,200)

Long-term debt - less current portion	$1,192,171	$1,207,791

In connection with the Merger, we entered into an agreement with several lenders to establish an $820 million senior secured term loan facility (“Term Loan”). The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 6. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% (reduced from 3.0% as a result of the refinancing discussed below) or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5% (reduced from 4.0% as a result of the refinancing discussed below). The Term Loan requires us to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow beginning with the excess cash flow for fiscal 2011. No prepayments (other than the quarterly amortization payments referred to above) were made in fiscal 2011. In fiscal 2012, we expect to prepay approximately $15.7 million of the Term Loan with a portion of our excess cash flow for fiscal 2011. We may (but are not required to) apply a portion of this prepayment toward our quarterly amortization payments payable under the Term Loan in fiscal 2012. The Term Loan is presented net of the related original issue discount (“OID”), which was $4.1 million on the Transaction Date. Accretion of OID is included in interest expense and was $0.3 million for fiscal 2011 and $0.1 million for period from November 23, 2010 to January 29, 2011. In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. In the first quarter of fiscal 2011, we recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $14.1 million in deferred financing costs and $1.8 million of OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. The Company and our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

In connection with the Merger, we issued $400 million aggregate principal amount of 9.125% senior notes (the “Notes”) due in December 2018. Interest on the Notes is payable semi-annually beginning June 1, 2011. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, we will not be entitled to redeem the Notes at our option prior to December 1, 2014. The Notes are unsecured senior obligations of the Company. The Company and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 22).

Interest expense was $89.8 million and $17.4 million for fiscal 2011 and the period from November 23, 2010 to January 29, 2011, respectively, including $6.8 million and $1.4 million, respectively, of amortization of deferred financing costs and accretion of OID. Scheduled future minimum principal payments on long-term debt as of January 28, 2012 are as follows (in thousands):

Fiscal
2012	$17,698
2013	-
2014	6,902
2015	8,200
2016	8,200
Thereafter	1,170,800

Total	$1,211,800

8.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 28, 2012	January 29, 2011
Store operating expenses and other corporate expenses	$40,669	$27,381
Accrued interest	10,701	12,226
Employee compensation	14,444	14,749
Gift card liabilities and merchandise credits	19,487	17,903
Customer deposits	6,448	4,733
Sales taxes	2,429	4,108

Total	$94,178	$81,100

9.   Income Taxes

The table below presents the amount of pre-tax (loss) income attributable to foreign and domestic operations (in thousands):

	Successor		Predecessor
	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	Year Ended January 30, 2010
Foreign	$(1,847)	$721	$2,660	$2,656
United States	(55,963)	(33,797)	85,353	162,077

Total	$(57,810)	$(33,076)	$88,013	$164,733

The provision (benefit) for income taxes consists of the following (in thousands):

	Successor		Predecessor
	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	Year Ended January 30, 2010
Current:
Federal	$(2,104)	$45	$25,853	$51,750
State	1,621	364	4,070	8,833
Foreign	2,803	805	2,398	(496)

Total current	2,320	1,214	32,321	60,087

Deferred:
Federal	(7,342)	(9,335)	3,583	1,140
State	(1,409)	(1,923)	248	538
Foreign	(195)	12	297	1,049

Total deferred	(8,946)	(11,246)	4,128	2,727

Total provision (benefit)	$(6,626)	$(10,032)	$36,449	$62,814

A reconciliation of the statutory federal income tax rate with our effective income tax rate is as follows:

	Successor		Predecessor
	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	Year Ended January 30, 2010
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	0.4	3.2	2.9	3.7
Non-deductible Transaction costs	-	(5.9)	2.6	-
Decrease in valuation allowances	(1.1)	-	-	(0.2)
Other impact of foreign operations (net of foreign tax deductions/credit)	(2.7)	(0.6)	0.5	-
Goodwill impairment	(17.1)	-	-	-
Other	0.6	(1.4)	0.4	(0.4)

Effective tax rate	15.1	30.3	41.4	38.1

Noncontrolling interest	(3.6)	-	-	-

Total Effective tax rate	11.5%	30.3%	41.4%	38.1%

In the detail of the components of deferred tax assets and liabilities as of January 29, 2011 below, we reclassified approximately $10.1 million previously reported as the reduction of deferred tax liabilities related to intangible assets, to be reported as a deferred tax asset related to state income taxes, in order to correct such classification. This reclassification did not change the total deferred tax liability previously reported as of January 29, 2011. In addition, we increased the deferred tax liability related to intangible assets as of January 29, 2011 by $4.4 million as a result of adjustments made to goodwill and other intangible assets (see Note 1).

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows (in thousands):

	January 28, 2012	January 29, 2011
Deferred tax assets:
Inventory valuation	$6,345	$1,809
Deferred revenue	1,063	2,546
State taxes	7,490	7,105
Reserves	7,520	4,710
Stock compensation	2,446	185
Deferred rent	5,636	4,231
Net operating loss carryforwards	24,353	24,577
Foreign tax credits	1,959	1,723
Other	8,451	1,162

	65,263	48,048

Deferred tax liabilities:
Prepaid expenses	(1,935)	(1,614)
Fixed asset basis differences	(34,793)	(30,523)
Intangibles	(229,808)	(236,682)
Other	(5,818)	(143)

	(272,354)	(268,962)

Total	(207,091)	(220,914)
Valuation allowance	(2,289)	(1,345)

Net deferred tax liabilities	$(209,380)	$(222,259)

As of January 28, 2012, we have federal net operating loss carryforwards of approximately $61.4 million for tax purposes. These net operating loss carryforwards will expire in 2030. As of January 28, 2012, we have state net operating loss carryforwards of approximately $37.5 million for tax purposes. These net operating loss carryforwards will expire between 2012 and 2031. As of January 28, 2012, we have foreign tax credit carryforwards of approximately $1.7 million. These credit carryforwards will expire between 2014 and 2019. Using our best estimates, we have recorded a valuation allowance of $2.3 million and $1.3 million as of January 28, 2012 and January 29, 2011, respectively, on certain deferred tax assets, primarily net operating losses and credit carryforwards, as it is more likely than not that they will not be realized. The utilization of net operating losses and foreign tax credits may be subject to a substantial annual limitation due to any future “changes in ownership” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Should we become subject to this annual limitation, the net operating loss and foreign tax credit carryforwards may expire before utilization.

We have unrecognized tax benefits of $7.3 million, $7.3 million and $6.4 million as of January 28, 2012, January 29, 2011 and January 30, 2010, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	Successor		Predecessor
	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	Year Ended January 30, 2010

Balance at beginning of period	$7,324	$6,976	$6,439	$6,667
Gross increases - tax positions in current period	714	356	793	766
Gross increases - tax positions in prior period	140	-	2,111	771
Gross decreases - tax positions in prior period	(52)	-	(161)	(970)
Settlements	-	-	(1,086)	(1,014)
Lapsed statutes of limitations	(806)	(73)	(1,227)	-
Increases (decreases) based on currency translation adjustments	(4)	65	107	219

Balance at end of period	$7,316	$7,324	$6,976	$6,439

At January 28, 2012, January 29, 2011 and January 30, 2010, $6.1 million, $6.0 million and $5.3 million, respectively, of unrecognized tax benefits would affect the effective tax rate if recognized. Additionally, at January 28, 2012, January 29, 2011 and January 30, 2010, $1.2 million, $1.3 million and $1.1 million, respectively, of unrecognized tax benefits would result in adjustments to other tax accounts, primarily deferred taxes, if recognized.

We recognize interest and penalties on income tax contingencies in income tax expense. Income tax (benefit) expense included charges of $46,000, $46,000, $298,000 and $374,000 in fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010, and fiscal 2009, respectively, related to interest expense on income taxes. Income tax (benefit) expense also included a benefit of $39,000 and charges of $19,000, $26,000 and $111,000 in fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, respectively, related to penalties on income taxes. As of January 28, 2012, we had a liability for interest on income taxes of $1.7 million and a liability for penalties on income taxes of $726,000. As of January 29, 2011, we had a liability for interest on income taxes of $1.6 million and a liability for penalties on income taxes of $764,000.

We do not anticipate that total unrecognized tax benefits will significantly change within the next 12 months.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. Our foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which is Canada. With few exceptions, we are no longer subject to United States federal, state, or local examinations by tax authorities for tax years before 2007 and are no longer subject to foreign examinations by tax authorities for tax years before 2003.

10. Stockholders’ Equity

Equity Incentive Plan – Successor

Parent maintains the Giraffe Holding, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) under which non-qualified stock options and other equity-based awards may be granted to eligible employees and directors of, and consultants and advisors to, Parent and its subsidiaries. A maximum of 11,622,231 shares of Parent’s Class A common stock (“Class A common stock”) and 1,291,359 shares of Parent’s Class L common stock (“Class L common stock”) may be delivered in satisfaction of awards granted under the 2010 Plan. As of January 28, 2012, there were 2,558,331 shares of Class A common stock and 284,259 shares of Class L common stock available for the grant of future awards under the 2010 Plan. Shares of stock delivered under the 2010 Plan may be authorized but unissued shares of stock or previously issued shares of stock acquired by Parent.

Class L common stock is a combination of preferred stock and common stock. Each share of Class L common stock, whenever issued, has a “liquidation preference” that initially equals $36.00 and will grow at a rate equal to fifteen percent (15%) per year, compounded quarterly. Each share of Class L common stock also includes all of the economic rights included in one share of Class A common stock.

Class A common stock behaves like standard common stock. Class A common stock does not have a specified liquidation preference like the Class L common stock described above. The shares of Class A common stock will participate in all future appreciation of the value of Parent after the Class L common stock liquidation preference has been satisfied. The holders of Class A common stock and Class L common stock generally vote as a single class.

Upon liquidation, after the payment of all required distributions to the holders of Class L common stock, the holders of all of the common shares (both Class A and Class L) will receive all remaining distributions ratably as a single class. The Class A and Class L common stock will share ratably in any non-liquidating distributions. Class L common stock will convert into Class A common stock if Parent is taken public in the future. Upon a sale of all or substantially all of the business or assets of Parent and its subsidiaries, holders of a majority of the shares of Class L common stock may elect to convert the Class L common stock into Class A common stock.

Stock Options (Successor)

The following table summarizes the stock option activity for fiscal 2011:

	Number of shares (in thousands)	Weighted- average exercise price per share	Weighted-average remaining contractual life (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 29, 2011	1,052	$45.00
Granted	81	45.00
Forfeited	(126)	45.00

Outstanding at January 28, 2012	1,007	$45.00	8.9	$-

Vested and expected to vest at January 28, 2012 (1)	856	$45.00	8.8	$-

Exercisable at January 28, 2012	195	$45.00	8.4	$-

(1) The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The outstanding options granted by Parent to employees of the Company allow each grantee to purchase units of shares of Parent’s Class A and Class L common stock. Each unit consists of nine shares of Parent’s Class A and one share of Class L common stock. Options granted pursuant to the 2010 Plan were granted with an exercise price equal to the fair value of a unit. The fair value of a unit was determined to be $45 by the Company using the Option Pricing Method, which considers the various equity securities as call options on the total equity value, giving consideration to the rights and preferences of each class of equity. The various classes of equity are modeled as call options that give their owners the right, but not the obligation, to buy the underlying equity value at a predetermined (or exercise) price. The exercise price of all options granted under the 2010 Plan was $45. The options each have a term of ten years and vest over a five-year period based only on time-based service conditions. There were 194,940 exercisable stock options as of January 28, 2012.

The weighted-average fair value of options granted under the 2010 Plan was estimated to be $29.17 and $29.57 per unit on the date of grant using the Black-Scholes option valuation model for fiscal 2011 and during the period from November 23, 2010 to January 29, 2011, respectively. For purposes of this model, no dividends have been assumed. Expected stock price volatility was determined based on the historical and implied volatilities of comparable companies and based on each of the guideline company’s longest term traded options, where available. The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards. The expected term of options granted was based on the “simplified” method described in Accounting Standards Codification 718-10-S99-1. The weighted average assumptions used in the Black-Scholes valuation model are presented below:

	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011

Expected dividend rate	0.0%	0.0%
Expected volatility	70.0%	70.0%
Risk-free interest rate	1.7%	2.5%
Expected lives (years)	6.50	6.50

As of January 28, 2012, there was approximately $20.0 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 4.0 years.

Application of alternative assumptions could produce significantly different estimates of the fair value of share-based compensation and consequently, significantly affect the related amounts recognized in the consolidated statements of operations.

Equity Incentive Plan - Predecessor

Prior to the consummation of the Transaction, our 2004 Equity Incentive Plan (the “2004 Plan”), provided for grants to employees of incentive stock options within the meaning of Section 422 of the Internal Revenue Code, for grants of non-statutory stock options to employees, consultants and non-employee directors of the Company, and for grants of other types of equity incentive compensation, such as restricted stock and restricted stock units. Options granted pursuant to the 2004 Plan were granted at exercise prices equal to the closing price of our common stock on the date of grant.

The total intrinsic value of options exercised during the period from January 31, 2010 to November 22, 2010 and fiscal 2009 was $16.2 million and $13.0 million, respectively.

Restricted Stock Awards (Predecessor)

The fair value of restricted stock awards that vested during the period from January 31, 2010 to November 22, 2010, and fiscal 2009 was $81.2 million and $9.8 million, respectively. There were no restricted stock awards granted subsequent to November 22, 2010.

Restricted Stock Units (Predecessor)

The fair value of restricted stock units that vested during the period from January 31, 2010 to November 22, 2010 and fiscal 2009 was $31.7 million and $2.5 million, respectively. There were no restricted stock units granted subsequent to November 22, 2010.

Share-based compensation expense is included as a component of SG&A expenses and consists of the following (in thousands):

	Successor		Predecessor
	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	Year Ended January 30, 2010

Stock options	$5,907	$482	$-	$327
Restricted stock awards and units	-	-	41,042	18,135

Total	$5,907	$482	$41,042	$18,462

Share-based compensation expense for the period from January 31, 2010 to November 22, 2010, includes $27.7 million related to the accelerated vesting of options, restricted stock and restricted stock units awarded to management and employees that vested upon the closing of the Transaction. We include an estimate of forfeitures in determining share-based compensation expense. We recognized $2.4 million of income tax benefits related to share-based compensation expense for fiscal 2011 and no income tax benefits for the period from November 23, 2010 to January 29, 2011. We recognized income tax benefits related to share-based compensation expense of approximately $24.9 million (of which $12.3 million affected stockholders’ equity and $12.6 million affected net income) and $9.2 million (of which $2.9 million affected stockholders’ equity and $6.3 million affected net income) for the period from January 31, 2010 to November 22, 2010 and fiscal 2009, respectively.

For fiscal 2011 and the period from November 23, 2010 to January 29, 2011, we reported no excess tax benefits as financing cash inflows. For the period from January 31, 2010 to November 22, 2010 and fiscal 2009, we reported $12.6 million and $3.8 million, respectively, in excess tax benefits as financing cash inflows.

11.  401(k) Plan

We maintain a voluntary defined contribution 401(k) profit-sharing plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 100% of their compensation to the Plan, not to exceed the dollar limit set by law. Prior to March 1, 2009, we contributed $1.00 to the plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. Matching contributions to the Plan totaled approximately $0.1 million in fiscal 2009. The matching contributions were suspended effective March 1, 2009.

12.  Related Party Transactions

Arrangements with Investors

Simultaneously with and following the consummation of the Transaction, and the contribution and exchange (see Note 1), we and certain of our parent entities entered into equityholder agreements with those persons and entities that became equityholders of the Company or Parent after the completion of the Transaction. These equityholder agreements contain agreements among the parties with respect to election of directors, participation rights, right of first refusal upon disposition of shares, permitted transferees, registration rights and other actions requiring the approval of equityholders.

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3 million, which fee will be reduced by $270,000 until such time as Bain notifies the Company in writing, and reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. We paid Bain Capital approximately $3.3 million and $1.1 million in management fees and reimbursement of out-of-pocket expenses during fiscal 2011 and the period from November 23, 2010 to January 29, 2011, respectively. In addition, in the period from November 23, 2010 to January 29, 2011, pursuant to such agreement, we paid Bain Capital aggregate transaction fees of approximately $17 million in connection with services it provided related to the Transaction.

The management agreement provides that Bain Capital is entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. The management agreement includes customary exculpation and indemnification provisions in favor of Bain Capital and its affiliates. The management agreement may be terminated by Bain Capital at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty to the management agreement determine otherwise. Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to December 31, 2020, or the then-applicable scheduled date for termination of the management agreement.

Stockholders Agreement

On November 23, 2010, Parent, the Company, certain investment funds sponsored by Bain Capital (collectively the “Bain Funds”), Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and certain co-investors entered into a stockholders agreement. The agreement, among other things, creates certain rights and restrictions on the shares of Parent’s common stock held by the parties thereto, including transfer restrictions, tag-along and drag-along rights, and put and call rights.

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and Gymboree Investment Holdings, LLC amended and restated this stockholders agreement to, among other things; include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership structure discussed in Note 1 (Gymboree Investment Holdings, LLC is owned directly by Gymboree Holding, Ltd.). The material terms of the agreement were left unchanged.

Registration and Participation Rights Agreement

On November 23, 2010, Parent, the Company, the Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and certain co-investors entered into a registration and participation rights agreement. Pursuant to the agreement, the Bain Funds have a right to participate in any future issuances or sales of the capital stock of Parent or any of its subsidiaries or any securities convertible into or exchangeable for any such securities, including options. The agreement also gives certain investors demand and piggyback registration rights with respect to their and certain other persons’ interests in Parent.

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., and Gymboree Investment Holdings, LLC amended and restated this agreement to, among other things, include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership structure discussed in Note 1 (Gymboree Investment Holdings, LLC is owned directly by Gymboree Holding, Ltd.). The material terms of the agreement were left unchanged.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

Under the Merger Agreement relating to the Transaction, the directors and officers of the Company and its subsidiaries who served as such prior to the consummation of the Transaction are entitled to continued indemnification and insurance coverage.

Franchise Agreements

In November 2011, Gymboree Play Programs, Inc., a wholly owned subsidiary of the Company, entered into a five-year Master Service Agreement with Gymboree Tianjin, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to service all of the unit franchises in the People’s Republic of China (“PRC”) Territory and provide certain services to the Company in connection with such unit franchises. Under the terms of the agreement, Gymboree Tianjin will purchase product and equipment from us and collect royalties and franchise fees from unit franchises within the PRC Territory on our behalf. As consideration for Gymboree Tianjin’s obligations under this agreement, Tianjin will be entitled to retain a fee from the payment due to us. These intercompany revenues and charges have been eliminated upon consolidation.

In December 2011, we entered into a ten-year Retail Store Franchise Agreement with Gymboree China, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to develop, own and operate Gymboree branded retail stores and website(s) to market and sell Gymboree branded products in the PRC Territory under the Gymboree license and trademarks. Under the terms of the agreement, Gymboree China will purchase inventory from us and pay us royalties on retail sales within the PRC Territory. All intercompany revenues and charges have been eliminated in consolidation.

While we do not control Gymboree Tianjin and Gymboree China, they have been determined to be VIEs, as discussed further below in Note 21, and have been consolidated by us.

Receivable from Bain Capital Asia Integral Investors, L.P.

In the fourth quarter of fiscal 2011, we recorded a receivable of $2.4 million due from Bain Capital Asia Integral Investors, L.P. (“Bain Asia”) in consideration for our having provided services, including due diligence in the PRC, relating to Bain Asia’s investment in Gymboree Tianjin. This was treated as an increase to additional paid-in capital as of January 28, 2012.

Receivable from Gymboree Hong Kong, Ltd.

In the fourth quarter of fiscal 2011, we recorded a receivable of $3.8 million due from Gymboree Hong Kong, Ltd., the unconsolidated direct parent of the VIEs for expenses paid on behalf of Gymboree Hong Kong, Ltd. by us.

13.  Segments

We have four reportable segments: retail stores, Gymboree Play & Music, retail franchise, and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated. The retail stores segment includes four operating segments (brands) which sell high-quality apparel for children: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because, in our judgment, these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. We believe that disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution center and shared corporate services) is included in the retail stores segment. Amounts previously reported have been restated to conform to the addition of the Retail Franchise reportable segment to the current year presentation. Additionally, as discussed in Note 5, we have completed the allocation of goodwill to our reporting units and segments, and have reflected this in the segment disclosures below for current and prior periods.

The following table provides the summary financial data of each reportable segment (in thousands):

	0000000000	0000000000	0000000000	0000000000	0000000000	0000000000
	Year ended January 28, 2012 (Successor)
	Retail Stores	Gymboree Play & Music	Retail Franchise	VIE	Intersegment Elimination	Total
Net sales	$1,164,163	$13,881	$10,232	$1,195	$(1,183)	$1,188,288
Operating income (loss)	55,695	(1,779)	3,397	(5,812)	-	51,501
Total assets	2,014,343	64,155	28,878	7,394	(983)	2,113,787
	Period from November 23, 2010 to January 29, 2011 (Successor)
	Retail Stores	Gymboree Play & Music	Retail Franchise	Other	Total
Net sales	$244,287	$2,814	$447	$-	$247,548
Operating (loss) income	(17,378)	1,416	184	-	(15,778)
Total assets	2,003,845	59,233	28,775	630	2,092,483
	Period from January 31, 2010 to November 22, 2010 (Predecessor)
	Retail Stores	Gymboree Play & Music	Retail Franchise	Other	Total
Net sales	$814,863	$10,847	$925	$248	$826,883
Operating income	82,777	4,518	436	116	87,847
	Year ended January 30, 2010 (Predecessor)
	Retail Stores	Gymboree Play & Music	Total
Net sales	$1,001,527	$13,384	$1,014,911
Operating income	158,243	5,395	163,638
Total assets	630,979	5,151	636,130

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The VIE reportable segment recorded $1.2 million in intersegment revenues for the year ended January 28, 2012. There were no other material intersegment revenues.

We attribute retail store revenues to individual countries based on selling location. For Gymboree Play & Music and retail franchise, all sales were attributed to the United States. The following table provides the summary financial data of each geographical segment (in thousands):

	0000	0000	0000	0000
	Year ended January 28, 2012 (Successor)
	Canada	Australia	China	Total International
Net sales	$47,240	$2,180	$12	$49,432
Long-lived assets	45,095	6,467	702	52,264
	Period from November 23, 2010 to January 29, 2011 (Successor)
	Canada	Australia	Total International
Net sales	$9,890	$364	$10,254
Long-lived assets	40,561	5,965	46,526

	0000	0000	0000
	Period from January 31, 2010 to November 22, 2010 (Predecessor)
	Canada	Australia	Total International
Net sales	$31,636	$737	$32,373
Long-lived assets	5,771	734	6,505

	Year ended January 30, 2010 (Predecessor)
	Canada	Total International
Net sales	$39,921	$39,921
Long-lived assets	5,035	5,035

14.  Co-Branded Credit Card

We have co-branded credit card agreements (the “Agreements”) with a third-party bank and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree brand and administration of an associated incentive program for cardholders. These Agreements expire in fiscal 2014. We recognize revenues related to the Agreements as follows:

Successor

—	New account fees are recognized as retail revenues as earned.
—	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.
—	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

Predecessor

—	New account fees are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship.
—	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.
—

Minimum guaranteed annual payments received under our original credit card agreement executed in fiscal 2003 that exceeded amounts earned based on the number of accounts opened and card usage are recognized as retail revenues on a straight-line basis over the estimated life of the credit card relationship.

—	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

During fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, we recognized approximately $1.5 million, $0.3 million, $6.1 million and $7.6 million in revenue from these Agreements, respectively. These amounts are included in net retail sales in the accompanying consolidated statements of operations. Upon consummation of the Transaction, deferred revenue from the Agreements was adjusted to its estimated fair value of zero (see Note 2).

15. Common Stock Repurchases

Pursuant to authorization from the Board of Directors, we repurchased and retired 2,613,375 shares of Company stock at an aggregate cost of approximately $113.6 million, or approximately $43.49 per share, during the period from January 31, 2010 to November 22, 2010 and 627,156 shares of Company stock at an aggregate cost of approximately $26.4 million, or approximately $42.02 per share in fiscal 2009.

16. Lease Incentives and Other Deferred Liabilities

Lease incentives and other deferred liabilities consist of the following (in thousands):

	January 28,	January 29,
	2012	2011
Above market leases (see Note 5)	$12,517	$15,981
Deferred rent	6,423	937
Construction allowances	8,171	976
Other	1,570	458

Total	$28,681	$18,352

17.  Derivative Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. These contracts are treated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to our forward foreign exchange contracts will be reclassified to cost of goods sold over a three-month period.

We have four purchased interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. All four caps were designated on the date of execution as cash flow hedges. In December 2010, we paid approximately $12.1 million to enter into these caps. This premium, and any related amounts reported in accumulated other comprehensive income, will be amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During fiscal 2011, we reclassified approximately $51,000 from other comprehensive income to interest expense. During fiscal 2012, we expect to reclassify approximately $0.3 million from other comprehensive income to interest expense.

For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains or losses on the derivative representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

We had the following outstanding derivatives designated as cash flow hedges (dollars in thousands):

	January 28, 2012		January 29, 2011
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)

Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000

Foreign exchange derivatives
Forward foreign exchange contracts	12	14,154	6	4,505

Total	16	$714,154	10	$704,505

The table below presents the fair value of our derivative financial instruments as well as their classification on the balance sheet (in thousands).

	January 28, 2012		January 29, 2011
	Derivatives Assets	Derivative Liabilities	Derivatives Assets	Derivative Liabilities
Interest rate derivatives
Balance Sheet Location	Other Assets		Other Assets
Purchased Caps	$1,361		$11,863

Foreign exchange derivatives
Balance Sheet Location		Accrued liabilities		Accrued liabilities
Forward foreign exchange contracts		$13		$33

Total	$1,361	$13	$11,863	$33

The tables below present the effect of our derivative financial instruments on the consolidated statements of operations. No amounts were reclassified from accumulated other comprehensive income into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	Year Ended January 28, 2012 (Successor)
	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	(in thousands)

Interest rate derivatives
Purchased Caps	$(10,667)	Interest expense	$(51)

Foreign exchange derivatives
Forward foreign exchange contracts	173	Cost of goods sold	(71)

Total	$(10,494)		$(122)

	Period from November 23, 2010 to January 29, 2011 (Successor)
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
	(in thousands)
Interest rate derivatives
Purchased Caps	$(216)	Interest expense	$-

Foreign exchange derivatives
Forward foreign exchange contracts	(7)	Cost of goods sold	(52)

Total	$(223)		$(52)

The amount of gain or loss recognized in other comprehensive income (“OCI”) and reclassified from accumulated OCI into income was not significant for any periods prior to November 23, 2010.

18. Fair Value Measurements

The accounting guidance for fair value measurements prioritizes the inputs used in measuring fair value into the following hierarchy:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

Level 3 - Unobservable inputs for the asset or liability, which reflect our own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the fair value measurement in its entirety is classified is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of January 28, 2012 and January 29, 2011, aggregated by the level in the fair value hierarchy within which those measurements fall.

	As of January 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$57,365	$-	$-	$57,365
Interest rate caps	-	1,361	-	1,361

Total	$57,365	$1,361	$-	$58,726

Liabilities
Forward foreign exchange contracts	$-	$13	$-	$13

	As of January 29, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$18,438	$-	$-	$18,438
Interest rate caps	-	11,863	-	11,863

Total	$18,438	$11,863	$-	$30,301

Liabilities
Forward foreign exchange contracts	$-	$33	$-	$33

Our cash equivalents, which are primarily placed in money market funds, are valued at their original purchase prices plus interest that has accrued at the stated rate. The carrying value of these funds is considered to approximate fair value due to the short maturity of these instruments.

The fair value of our interest rate caps was determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts). The variable cash payments (or receipts) were based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, were incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of these contracts for the effect of nonperformance risk, we have considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of January 28, 2012 and January 29, 2011, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. We had no other financial assets or liabilities measured at fair value as of January 28, 2012 and January 29, 2011.

The carrying value of cash and cash equivalents, receivables, and payables approximates their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using interest rates currently available to us for issuance of notes payable and long-term debt (including current maturities). These interest rates are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	As of January 28, 2012		As of January 29, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$809,869	$721,609	$815,991	$831,275
Notes	400,000	358,000	400,000	420,500

	$1,209,869	$1,079,609	$1,215,991	$1,251,775

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During fiscal 2011, the period from November 23, 2010 to January 29, 2011, the period from January 31, 2010 to November 22, 2010 and fiscal 2009, we recorded charges related to the impairment of assets at under-performing stores. These impairment charges amounted to $3.7 million, $1.1 million, $0.2 million and $0.5 million and reduced the carrying amount of the assets to their fair value as of January 28, 2012, January 29, 2011, November 22, 2010 and January 30, 2010, respectively. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. These impairment charges are included in SG&A expenses in the accompanying consolidated statements of operations.

In the fourth quarter of fiscal 2011, we recorded $28.3 million of goodwill impairment related to our Gymboree Outlet reporting unit (see Note 5).

19.  Dividend Payment to Parent

In November 2011, we distributed $12.2 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund their equity investment in the Joint Venture (see Note 21).

20. Gymboree Play & Music Franchisee Termination

In the third quarter of fiscal 2011, we terminated our agreement with a Gymboree Play & Music master franchisee in China. Costs associated with the termination of this master franchise relationship resulted in a $7.2 million charge to operating expenses in the third quarter of fiscal 2011. We assumed the role of master franchisor in China upon this termination. We subsequently entered into a Master Service Agreement with Gymboree Tianjin to service all of the unit franchises in the PRC Territory and provide us certain services in connection with such unit franchises (see Note 12). Gymboree Tianjin has been determined to be a VIE, and has been consolidated into our financial statements for the year ended January 28, 2012 (see Note 21).

21. Variable Interest Entity

As discussed in Note 1, Gymboree China, Gymboree Tianjin and the Company are indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital and Bain Asia. As discussed in Note 19, we made a dividend payment to Parent, which was subsequently used in part to fund the Joint Venture. Gymboree China and Gymboree Tianjin have been determined to be VIEs, and we are a member of a related party group that controls the VIEs and absorbs the economics of the VIEs. Based on our relationship with the VIEs, we determined that we are most closely associated with the VIEs, and therefore, consolidate them as the primary beneficiary. However, as we have a 0% ownership interest in the VIEs, 100% of the results of operations of the VIEs are recorded as noncontrolling interest. The assets of the VIEs cannot be used by us. The liabilities of the VIEs are comprised mainly of short-term accrued expenses, and have no recourse to our general credit or assets.

The following tables reflect the impact of the VIEs on the consolidated balance sheet as of January 28, 2012 and the consolidated statement of operations for the fiscal year ended January 28, 2012 (in thousands):

Condensed Consolidating Balance Sheet

	000,000,000	000,000,000	000,000,000	000,000,000
	January 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Current assets	$355,073	$6,692	$(983)	$360,782
Non-current assets	1,752,303	702	-	1,753,005

Total assets	$2,107,376	$7,394	$(983)	$2,113,787

Current liabilities	$187,812	$4,074	$(983)	$190,903
Non-current liabilities	1,474,189	56	-	1,474,245

Total liabilities	1,662,001	4,130	(983)	1,665,148

Total stockholders’ equity	445,375	-	-	445,375
Noncontrolling interest	-	3,264	-	3,264

Total liabilities and stockholders’ equity	$2,107,376	$7,394	$(983)	$2,113,787

Condensed Consolidating Statement of Operations
	For the year ended January 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$1,188,276	$1,195	$(1,183)	$1,188,288
Cost of goods sold	(728,169)	(177)	-	(728,346)
Operating expenses	(402,794)	(6,830)	1,183	(408,441)

Operating income (loss)	57,313	(5,812)	-	51,501
Other non-operating expense	(109,303)	(8)	-	(109,311)

Loss before income taxes	(51,990)	(5,820)	-	(57,810)
Income tax benefit (expense)	6,645	(19)	-	6,626

Net loss	(45,345)	(5,839)	-	(51,184)
Net loss attributable to noncontrolling interest	-	5,839	-	5,839

Net loss attributable to The Gymboree Corporation	$(45,345)	$-	$-	$(45,345)

22.  Condensed Consolidating Financial Information

In connection with the Transaction, we issued Notes with an aggregate principal amount of $400 million (see Note 7) under an indenture dated November 23, 2010. The Company and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes. The following condensed consolidating financial information presents the financial position, results of operations, and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in the non-guarantor subsidiaries. During the fourth quarter of fiscal 2011, we completed the allocation of goodwill and certain other intangible assets to our guarantor and non-guarantor subsidiaries (see Note 5). These adjustments have been reflected in the tables below for current and prior periods. Intercompany transactions are eliminated.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of January 28, 2012 (Successor)
ASSETS	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$58,910	$6,387	$12,613	$-	$77,910
Accounts receivable, net of allowance	4,676	20,886	1,715	-	27,277
Merchandise inventories		206,661	3,389	162	210,212
Prepaid income taxes	3,605	263	-	(132)	3,736
Prepaid expenses	3,689	1,538	305	-	5,532
Deferred income taxes	22,163	14,426	-	(474)	36,115
Intercompany receivable	-	413,415	-	(413,415)	-

Total current assets	93,043	663,576	18,022	(413,859)	360,782

Property and Equipment, net	18,794	174,573	8,785	-	202,152
Deferred income taxes	12,623	-	1,784	(14,407)	-
Goodwill	-	859,297	39,800	-	899,097
Other Intangible Assets	-	599,000	195	-	599,195
Deferred Financing Costs	47,915	-	-	-	47,915
Other Assets	1,361	813	2,472	-	4,646
Investment in subsidiaries	1,927,724	-	-	(1,927,724)	-

Total Assets	$2,101,460	$2,297,259	$71,058	$(2,355,990)	$2,113,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,412	$71,510	$1,105	$-	$79,027
Accrued liabilities	32,892	57,432	3,854	-	94,178
Income tax payable	-	-	132	(132)	-
Current portion of long-term debt	17,698	-	-	-	17,698
Deferred income taxes	-	-	474	(474)	-
Intercompany payable	402,815	-	10,116	(412,931)	-

Total current liabilities	459,817	128,942	15,681	(413,537)	190,903
Long-Term Liabilities:
Long-term debt	1,192,171	-	-	-	1,192,171
Lease incentives and other liabilities	4,097	27,743	4,739	-	36,579
Deferred income taxes	-	259,902	-	(14,407)	245,495

Total Liabilities	1,656,085	416,587	20,420	(427,944)	1,665,148
Commitments and Contingencies	-	-	-	-	-
Total Stockholders’ Equity	445,375	1,880,672	47,374	(1,928,046)	445,375
Noncontrolling interest	-	-	3,264	-	3,264

Total Liabilities and Stockholders’ Equity	$2,101,460	$2,297,259	$71,058	$(2,355,990)	$2,113,787

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of January 29, 2011 (Successor)
ASSETS	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$19,157	$6,530	$6,437	$-	$32,124
Accounts receivable, net of allowance	620	12,960	89	-	13,669
Merchandise inventories	-	181,544	2,955	(231)	184,268
Prepaid income taxes	15,404	-	712	-	16,116
Prepaid expenses	3,149	1,658	49	-	4,856
Deferred income taxes	-	7,805	28	(1,136)	6,697
Intercompany receivable	-	333,845	-	(333,845)	-

Total current assets	38,330	544,342	10,270	(335,212)	257,730

Property and Equipment, net	21,411	184,203	6,877	-	212,491
Deferred income taxes	37,573	-	828	(38,401)	-
Goodwill	-	887,597	39,800	-	927,397
Other Intangible Assets	-	617,569	241	-	617,810
Deferred Financing Costs	61,983	-	-	-	61,983
Other Assets	11,867	802	2,403	-	15,072
Investment in subsidiaries	1,900,824	-	-	(1,900,824)	-

Total Assets	$2,071,988	$2,234,513	$60,419	$(2,274,437)	$2,092,483

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,235	$50,040	$219	$-	$54,494
Accrued liabilities	36,197	43,538	1,365	-	81,100
Current portion of long-term debt	8,200	-	-	-	8,200
Deferred income taxes	1,136	-	-	(1,136)	-
Intercompany payable	323,911	-	9,846	(333,757)	-

Total current liabilities	373,679	93,578	11,430	(334,893)	143,794
Long-Term Liabilities:
Long-term debt	1,207,791	-	-	-	1,207,791
Lease incentives and other liabilities	4,707	17,990	3,434	-	26,131
Deferred income taxes	-	267,357	-	(38,401)	228,956

Total Liabilities	1,586,177	378,925	14,864	(373,294)	1,606,672

Commitments and Contingencies	-	-	-	-	-
Stockholders’ Equity	485,811	1,855,588	45,555	(1,901,143)	485,811

Total Liabilities and Stockholders’ Equity	$2,071,988	$2,234,513	$60,419	$(2,274,437)	$2,092,483

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 28, 2012 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,457	$1,132,806	$52,453	$(22,545)	$1,164,171
Gymboree Play & Music	-	13,881	4	-	13,885
Retail Franchise	-	10,232	-	-	10,232
Intercompany revenue	44,274	1,976	1,829	(48,079)	-

Total net sales	45,731	1,158,895	54,286	(70,624)	1,188,288
Cost of goods sold, including buying and occupancy expenses	(5,315)	(714,243)	(35,430)	26,642	(728,346)

Gross profit	40,416	444,652	18,856	(43,982)	459,942
Selling, general and administrative expenses	(49,418)	(353,894)	(20,776)	43,947	(380,141)
Goodwill impairment	-	(28,300)	-	-	(28,300)

Operating (loss) income	(9,002)	62,458	(1,920)	(35)	51,501
Interest income	54	26	88	-	168
Interest expense	(89,807)	-	-	-	(89,807)
Loss on extinguishment of debt	(19,563)	-	-	-	(19,563)
Other (expense) income, net	(92)	(2)	(15)	-	(109)

(Loss) income before income taxes	(118,410)	62,482	(1,847)	(35)	(57,810)
Income tax benefit (expense)	46,122	(36,941)	(2,555)	-	6,626

Net (loss) income	(72,288)	25,541	(4,402)	(35)	(51,184)
Net loss attributable to noncontrolling interest	-	-	5,839	-	5,839
Equity in earnings of affiliates, net of tax	26,943	-	-	(26,943)	-

Net (loss) income attributable to The Gymboree Corporation	$(45,345)	$25,541	$1,437	$(26,978)	$(45,345)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM NOVEMBER 23, 2010 TO JANUARY 29, 2011 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$300	$236,588	$10,821	$(3,422)	$244,287
Gymboree Play & Music	-	2,814	-	-	2,814
Retail Franchise	-	447	-	-	447
Intercompany revenue	19,564	1,147	132	(20,843)	-

Total net sales	19,864	240,996	10,953	(24,265)	247,548
Cost of goods sold, including buying and occupancy expenses	(3,260)	(186,398)	(7,621)	12,796	(184,483)

Gross profit	16,604	54,598	3,332	(11,469)	63,065
Selling, general and administrative expenses	(21,061)	(66,774)	(2,578)	11,570	(78,843)

Operating (loss) income	(4,457)	(12,176)	754	101	(15,778)
Interest income	21	-	15	-	36
Interest expense	(17,387)	-	-	-	(17,387)
Other income (expense), net	60	-	(7)	-	53

(Loss) income before income taxes and equity in losses of affiliates	(21,763)	(12,176)	762	101	(33,076)
Income tax benefit (expense)	6,551	4,049	(568)	-	10,032
Equity in losses of affiliates, net of tax	(7,832)	-	-	7,832	-

Net (loss) income	$(23,044)	$(8,127)	$194	$7,933	$(23,044)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE PERIOD FROM JANUARY 31, 2010 TO NOVEMBER 22, 2010 (PREDECESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$6,148	$790,806	$34,256	$(16,347)	$814,863
Gymboree Play & Music	-	10,847	-	-	10,847
Retail Franchise	-	925	-	-	925
Other	-	248	-	-	248
Intercompany revenue	60,558	1,924	620	(63,102)	-

Total net sales	66,706	804,750	34,876	(79,449)	826,883
Cost of goods sold, including buying and occupancy expenses	(898)	(452,301)	(22,714)	44,238	(431,675)

Gross profit	65,808	352,449	12,162	(35,211)	395,208
Selling, general and administrative expenses	(95,235)	(237,435)	(9,726)	35,035	(307,361)

Operating (loss) income	(29,427)	115,014	2,436	(176)	87,847
Interest income	259	-	36	-	295
Interest expense	(248)	-	-	-	(248)
Other income (expense), net	79	(1)	41	-	119

(Loss) income before income taxes and equity in earnings of affiliates	(29,337)	115,013	2,513	(176)	88,013
Income tax benefit (expense)	3,879	(40,086)	(242)	-	(36,449)
Equity in earnings of affiliates, net of tax	77,022	-	-	(77,022)	-

Net income (loss)	$51,564	$74,927	$2,271	$(77,198)	$51,564

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

YEAR ENDED JANUARY 30, 2010 (PREDECESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$7,651	$970,789	$42,302	$(19,215)	$1,001,527
Gymboree Play & Music	-	13,384	-	-	13,384
Intercompany revenue	82,158	3,162	569	(85,889)	-

Total net sales	89,809	987,335	42,871	(105,104)	1,014,911
Cost of goods sold, including buying and occupancy expenses	(3,957)	(555,790)	(29,097)	53,839	(535,005)

Gross profit	85,852	431,545	13,774	(51,265)	479,906
Selling, general and administrative expenses	(66,230)	(289,853)	(11,279)	51,094	(316,268)

Operating income	19,622	141,692	2,495	(171)	163,638
Interest income	1,286	-	15	(573)	728
Interest expense	(243)	-	(573)	573	(243)
Other income (expense), net	595	(1)	16	-	610

Income before income taxes and equity in earnings of affiliates	21,260	141,691	1,953	(171)	164,733
Income tax expense	(4,480)	(56,696)	(1,638)	-	(62,814)
Equity in earnings of affiliates, net of tax	85,139	-	-	(85,139)	-

Net income	$101,919	$84,995	$315	$(85,310)	$101,919

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2012 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(19,793)	$107,443	$3,895	$-	$91,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,400)	(30,259)	(2,906)	-	(36,565)
Acquisition of business, net of cash acquired	(1,352)	-	-	-	(1,352)
Investment in subsidiaries	(110)	-	-	110	-
Other	4	(267)	(32)	-	(295)

Net cash used in investing activities	(4,858)	(30,526)	(2,938)	110	(38,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	76,604	(77,060)	456	-	-
Proceeds from Term Loan	820,000	-	-	-	820,000
Payments on Term Loan	(828,200)	-	-	-	(828,200)
Proceeds from ABL Facility	60,656	-	-	-	60,656
Payments on ABL Facility	(60,656)	-	-	-	(60,656)
Deferred financing costs	(6,665)	-	-	-	(6,665)
Investment by Parent	14,865	-	110	(110)	14,865
Dividend Payment to Parent	(12,200)	-	-	-	(12,200)
Capital contribution to noncontrolling interest	-	-	4,477	-	4,477

Net cash provided by (used in) financing activities	64,404	(77,060)	5,043	(110)	(7,723)

Net increase (decrease) in cash and cash equivalents	39,753	(143)	6,000	-	45,610

Effect of exchange rate fluctuations on cash	-	-	176	-	176

CASH AND CASH EQUIVALENTS:
Beginning of Period	19,157	6,530	6,437	-	32,124

End of Period	$58,910	$6,387	$12,613	$-	$77,910

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 23, 2010 TO JANUARY 29, 2011 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(11,140)	$30,604	$1,616	$-	$21,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(1,828,308)	-	-	-	(1,828,308)
Capital expenditures	(275)	(4,402)	(377)	-	(5,054)
Other	(17)	(27)	(2)	-	(46)

Net cash used in investing activities	(1,828,600)	(4,429)	(379)	-	(1,833,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	30,758	(26,451)	(4,307)	-	-
Proceeds from Term Loan	815,900	-	-	-	815,900
Proceeds from senior notes	400,000	-	-	-	400,000
Proceeds from ABL Facility	30,000	-	-	-	30,000
Payments on ABL facility	(30,000)	-	-	-	(30,000)
Deferred financing costs	(63,266)	-	-	-	(63,266)
Purchase of interest rate cap contracts	(12,079)	-	-	-	(12,079)
Proceeds from issuance of common stock	508,135	-	-	-	508,135

Net cash provided by (used in) financing activities	1,679,448	(26,451)	(4,307)	-	1,648,690

Net decrease in cash and cash equivalents	(160,292)	(276)	(3,070)	-	(163,638)

Effect of exchange rate fluctuations on cash	-	-	852	-	852

CASH AND CASH EQUIVALENTS:
Beginning of Period	179,449	6,806	8,655	-	194,910

End of Period	$19,157	$6,530	$6,437	$-	$32,124

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 31, 2010 TO NOVEMBER 22, 2010 (PREDECESSOR)

(In thousands)

	(124,610)	(124,610)	(124,610)	(124,610)	(124,610)
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$19,541	$73,003	$(1,593)	$-	$90,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,087)	(37,253)	(1,874)	-	(42,214)
Investment in subsidiaries	(1,981)	-	-	1,981	-
Other	-	(1,156)	(82)	-	(1,238)

Net cash used in investing activities	(5,068)	(38,409)	(1,956)	1,981	(43,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	35,464	(37,069)	1,605	-	-
Investment by parent	-	-	1,981	(1,981)	-
Proceeds from issuance of common stock	1,371	-	-	-	1,371
Excess tax benefits from exercise and vesting of share-based awards	7,225	5,359	-	-	12,584
Repurchases of common stock	(124,610)	-	-	-	(124,610)

Net cash (used in) provided by financing activities	(80,550)	(31,710)	3,586	(1,981)	(110,655)

Net (decrease) increase in cash and cash equivalents	(66,077)	2,884	37	-	(63,156)

Effect of exchange rate fluctuations on cash	-	-	394	-	394

CASH AND CASH EQUIVALENTS:
Beginning of Period	245,526	3,922	8,224	-	257,672

End of Period	$179,449	$6,806	$8,655	$-	$194,910

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2010 (PREDECESSOR)

(In thousands)

	(124,610)	(124,610)	(124,610)	(124,610)	(124,610)
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$58,698	$123,317	$(5,420)	$-	$176,595

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,162)	(33,908)	(2,509)	-	(39,579)

Net cash used in investing activities	(3,162)	(33,908)	(2,509)	-	(39,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	84,586	(88,416)	3,830	-	-
Proceeds from issuance of common stock	6,055	-	-	-	6,055
Excess tax benefits from exercise and vesting of share-based awards	2,633	1,117	-	-	3,750
Repurchases of common stock	(31,340)	-	-	-	(31,340)

Net cash provided by (used in) financing activities	61,934	(87,299)	3,830	-	(21,535)

Net increase (decrease) in cash and cash equivalents	117,470	2,110	(4,099)	-	115,481

Effect of exchange rate fluctuations on cash	-	-	1,719	-	1,719

CASH AND CASH EQUIVALENTS:
Beginning of Period	128,056	1,812	10,604	-	140,472

End of Period	$245,526	$3,922	$8,224	$-	$257,672

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

23. Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Operations. In the fourth quarter of fiscal 2011, we recorded a non-cash charge related to goodwill impairment of $28.3 million (see Note 5) and a $0.9 million charge related to amortization of the increased fair value of an intangible asset (see Note 1).

	Successor
	Fiscal 2011 Quarter Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012	2011 Total

Net sales
Retail	$265,882	$253,407	$296,445	$348,437	$1,164,171
Gymboree Play & Music	2,925	3,349	3,195	4,416	13,885
Retail Franchise	1,449	2,280	3,508	2,995	10,232

Total net sales	270,256	259,036	303,148	355,848	1,188,288

Gross profit	110,860	92,032	130,845	126,205	459,942
Operating income	26,294	3,151	31,397	(9,341)	51,501

Net loss	(10,440)	(6,931)	(3,048)	(30,765)	(51,184)
Net loss attributable to The Gymboree Corporation	(10,440)	(6,931)	(3,048)	(24,926)	(45,345)

	Predecessor					Successor
	Fiscal 2010 Quarter Ended				Total from
	May 1, 2010	July 31, 2010	October 30, 2010	October 31, 2010 to November 22, 2010	January 31, 2010 to November 22, 2010	November 23, 2010 to January 29, 2011

Net sales
Retail	$249,992	$219,293	$275,693	$69,885	$814,863	$244,287
Gymboree Play & Music	2,834	3,252	4,266	495	10,847	2,814
Retail Franchise	-	204	643	78	925	447
Other	-	-	248	-	248	-

Total net sales	252,826	222,749	280,850	70,458	826,883	247,548

Gross profit	130,174	96,896	138,804	29,334	395,208	63,065
Operating income (loss)	48,659	18,999	56,702	(36,513)	87,847	(15,778)

Net income (loss)	29,186	12,254	34,396	(24,272)	51,564	(23,044)

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and Principal Financial Officer concluded as of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 28, 2012. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management believes that, as of January 28, 2012, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal. Directors are elected at an annual meeting of stockholders. Our Board is not required to, and has not determined, whether any of our directors is independent under the standards adopted by the NASDAQ, which do not apply to us as we are a privately held corporation.

Below is a list of the names, ages as of March 31, 2012 and positions, and a brief account of the business experience, of the individuals who serve as our executive officers and directors:

Name	Age	Position	Committee Membership

Matthew K. McCauley	38	Chief Executive Officer; Director

Kip M. Garcia	61	President

Marina Armstrong	49	Senior Vice President, General Manager and Secretary

Lynda G. Gustafson	47	Vice President, Corporate Controller

Michael K. Baldwin	38	Vice President, Planning & Allocation

Joshua Bekenstein	53	Director	Compensation Committee

Robert C. Gay	60	Director

Jordan Hitch	45	Director	Audit & Compensation Committees

Marko Kivisto	36	Director	Audit Committee

J. Steven Young	50	Director

Matthew K. McCauley has served as our Chief Executive Officer since January 2006 and a director of the Board since October 2005. Mr. McCauley joined The Gymboree Corporation in July 2001 as Director of Allocation and was named Vice President of Planning and Allocation in 2003, Senior Vice President and General Manager in February 2005, President in June 2005 and Chief Executive Officer in January 2006. Mr. McCauley also served as Chairman of the Board from July 2006 to November 2010. Mr. McCauley also serves as a director of Parent. Prior to joining The Gymboree Corporation, Mr. McCauley served in a variety of positions at Gap Inc., a clothing retailer, including Planning Manager from 2000 to 2001 and Manager of Business Solutions in 2001.

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

Marina Armstrong has served as our Senior Vice President, General Manager since April 2010 and Secretary since December 2004. Ms. Armstrong joined The Gymboree Corporation in May 1997 as a District Manager and became a Human Resources Staffing Manager at the corporate office in 1998. Later that year she was promoted to Director, Recruiting and Staffing. Ms. Armstrong was named Vice President, Human Resources in 1999, Senior Vice President, Stores, Human Resources and Loss Prevention in February 2005, and Senior Vice President, Stores, Human Resources, and Play & Music in January 2006. Ms. Armstrong was named Assistant Secretary in March 2002 and Secretary in December 2004. Prior to joining The Gymboree Corporation, Ms. Armstrong held several human resources and store operations positions with other retailers including Saks Fifth Avenue, Robinsons-May and The Bon Marche.

Lynda G. Gustafson has served as our Vice President, Corporate Controller since February 2005. Following the resignation of our former Chief Financial Officer, Jeffrey P. Harris, effective January 2012, Ms. Gustafson has also served as our principal financial officer. Ms. Gustafson joined The Gymboree Corporation in August 2001 as the Corporate Controller and was promoted to Vice President, Corporate Controller in February 2005. Ms. Gustafson was a business consultant for various companies from September 2000 to July 2001. From November 1993 to August 2000, Ms. Gustafson was at US Home & Garden, Inc., a manufacturer and distributor of lawn and garden products, and was the Vice President, Finance and Principal Accounting Officer when she departed. Ms. Gustafson is a Certified Public Accountant.

Michael K. Baldwin has served as our Vice President, Planning & Allocation since March 2008. Mr. Baldwin joined The Gymboree Corporation in March 2001 as a Merchandise Planner. He was promoted to a Planning Manager in March of 2002, Director of Planning in December 2004 and to Senior Director of Planning in September 2005. Mr. Baldwin was promoted to Vice President, Planning in March 2007 and named Vice President, Planning & Allocation in March 2008. Prior to joining The Gymboree Corporation, Mr. Baldwin was a Distribution Analyst for Gap Inc., a clothing retailer, from 2000 to 2001.

Joshua Bekenstein has been a director on our Board and a director of Parent since November 2010. Mr. Bekenstein joined Bain Capital at its inception in 1984. He has been a Managing Director since 1986. Prior to joining Bain Capital, Mr. Bekenstein spent several years at Bain & Company where he was involved with companies in a variety of industries. Mr. Bekenstein serves as a director of retailers Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation, Michaels Stores, Inc. and of Waters Corporation, a laboratory analytical instrument and software company.

Robert C. Gay has been a director on our Board and a director of Parent since February 2011. Mr. Gay is a Managing Director, Co-founder, and the Chief Executive Officer of the private equity firm Huntsman Gay Global Capital. He is also a member of Huntsman Gay’s Policy and Investment Committee. Mr. Gay has been involved in the private equity business since 1986. From 1989 - 2004, he served as a Managing Director of Bain Capital. He was one of the firm’s senior partners and served as a member of its Management and Business Policy committees. He also led many of the firm’s investments and oversaw Bain Capital Europe where he opened the firm’s London and Munich offices. Mr. Gay started in private equity when he joined GE Capital from McKinsey & Co. where he was an Engagement Manager. At GE he was Executive Vice President of the GECC Capital Markets group. He also formed and organized Sorenson Capital, a middle-market private equity firm, and was a member of its Advisory Board.

Jordan Hitch has been a director on our Board and a director of Parent since November 2010. Mr. Hitch joined Bain Capital in 1997. Prior to joining Bain Capital, Mr. Hitch was a consultant at the consulting firm Bain & Company where he worked in the financial services, healthcare and utility industries. Previously, Mr. Hitch worked for Nalco Chemical Co., a water treatment and process improvement company, as an Area Manager. Mr. Hitch serves as a director of retailers Burlington Coat Factory Warehouse Corporation and Bombardier Recreational Products Inc.

Marko Kivisto has been a director on our Board since February 2011 and a director of Parent since December 2010. Mr. Kivisto joined Bain Capital in 2007. Prior to joining Bain Capital, Mr. Kivisto was a Manager at Bain & Company where he advised technology, retail, healthcare, and financial services clients on corporate strategy, M&A, turnaround management, and operations improvement. Mr. Kivisto was also a member of Bain & Company’s Private Equity Practice.

J. Steven Young has been a director on our Board and a director of Parent since February 2011. Mr. Young is a Managing Director and Co-founder of the private equity firm Huntsman Gay Global Capital. He is also a member of Huntsman Gay’s Policy and Investment Committee. Prior to his tenure at Huntsman Gay, Mr. Young was a co-founder and Managing Director of Sorenson Capital, a private equity fund which focused on middle market leveraged buyouts in the Western United States. Previously, Mr. Young was a member in Northgate Capital, LLC, the general partner of Northgate Capital Partners, L.P., a fund of funds.

CORPORATE GOVERNANCE

Our Board is responsible for governing the Company’s business and affairs. Highlights of the Company’s corporate governance practices are described below.

Board Committees

Currently, our Board has two active standing committees, each of which is required by its charter to consist of no fewer than two directors. The members of the Audit Committee are Messrs. Hitch and Kivisto. The members of the Compensation Committee are Messrs. Hitch and Bekenstein.

Compensation Committee

Our Board of Directors has a separately designated Compensation Committee. The Compensation Committee consists of two members: Messrs. Hitch and Bekenstein.

Under its charter, the Compensation Committee assists the Board in developing and evaluating potential candidates for executive positions. The Compensation Committee also reviews and recommends to the Board for approval the compensation for all executive positions.

Audit Committee

Our Board of Directors has a separately designated Audit Committee. The Audit Committee consists of two members: Messrs. Hitch and Kivisto.

Our Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform his duties as a member of the Audit Committee. As the Company is privately held, our Board has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time. Our Board has not determined whether any of our Audit Committee members is an independent director due to their affiliations with Bain Capital.

Under its charter, the Audit Committee is generally responsible for overseeing the Company’s financial reporting process and assists the Board in fulfilling the Board’s oversight responsibilities with respect to: (i) the integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the qualifications and independence of the Company’s independent registered public accounting firm; and (iv) the performance of the independent registered public accounting firm and of the Company’s internal audit function.

Business & Ethics Code of Conduct

We adopted a Business & Ethics Code of Conduct that applies to, among others, our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. A copy of our Business & Ethics Code of Conduct is available on our Internet website at www.gymboree.com under “Company Information - Corporate Governance.”

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Introduction

In general, this section focuses on, and provides a description of, our executive compensation philosophy and objectives and a discussion of each of the key elements of our compensation programs for fiscal 2011 as they applied to the individuals identified in the Summary Compensation Table, referred to in this report as the “named executive officers.”

Compensation Discussion and Analysis

General Philosophy and Objectives

During fiscal 2011, the Compensation Committees of each of Gymboree and Parent (together, the “Compensation Committees”) were responsible for determining the compensation of our named executive officers, including base salary, cash bonus opportunities and long-term incentive awards. The philosophy of the Compensation Committees was that executive compensation should be used to attract, reward and retain highly-qualified executives in a performance-oriented environment that recognizes individual performance as well as achievement of specific Company goals. Consistent with this philosophy, we tied a significant portion of senior executive compensation during fiscal 2011 to our financial and business performance.

Our compensation program for our named executive officers, which principally consists of a mix of base salary, cash bonus opportunities and long-term incentives, is designed to provide total compensation at levels competitive with those at comparable companies with which we compete for executive talent. We have not adopted any formal policies or guidelines for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among different forms of cash and non-cash compensation.

Targeted Total Compensation and Benchmarking

As a starting point for establishing targeted total compensation for our Chief Executive Officer in fiscal 2011, we evaluated our overall compensation levels against compensation levels among a peer group of companies in the retail apparel sector with annual sales, market capitalizations and/or ownership profiles comparable to ours. The companies in our peer group for fiscal 2011 were Aeropostale, American Eagle, Buckle, Chico’s, Children’s Place, Coldwater Creek, Dress Barn, Guess, Hot Topic, J. Crew, Stein Mart, Men’s Wearhouse, New York & Company, Pacific Sunwear, Talbots, Urban Outfitters, Wet Seal and Williams-Sonoma. This peer group consisted of retail companies that generally had comparable business models within complex organizations, in addition to companies with revenues ranging from approximately $580 million to $3.5 billion in fiscal 2010, which we used as a proxy for business complexity. The peer group was selected by us based in part on consultations in fiscal 2010 with compensation consultant Radford, an Aon Consulting Company (“Radford”). While we did not engage Radford in fiscal 2011, we determined that it was appropriate to use a peer group in fiscal 2011 that consisted of a similar group as in fiscal 2010.

In addition to the peer group information, our review of compensation generally relied on both quantitative and qualitative indicators of individual and Company performance in determining total compensation, including the achievement of pre-established earnings targets and other performance metrics, expense ratios, store openings, customer acquisition and loyalty, performance relative to certain competitors, the achievement of business objectives and strategic initiatives (particularly with respect to our more recently established operating divisions such as Crazy 8), succession planning and retention.

In fiscal 2011, we followed a similar process with respect to establishing targeted total compensation for our other named executive officers. In determining the compensation of other named executive officers other than Mr. Baldwin, the Compensation Committees also consulted with our Chief Executive Officer. Mr. Baldwin’s compensation was determined by our Chief Executive Officer.

Components of Executive Compensation

During fiscal 2011, we compensated our named executive officers principally through a combination of base salary and cash bonus opportunities. Our named executive officers were not granted long-term incentive awards in fiscal 2011, but continued to vest in long-term incentives granted in fiscal 2010. We believe that offering executive officers a total compensation package that included a significant portion of at-risk, performance-based awards aligns the interests of the officers with those of our stockholders.

Base Salaries

The first key component of executive compensation is base salary. Base salaries for our named executive officers were reduced in December 2008 as part of an overall Company strategy to reduce costs, including compensation costs, in light of deteriorating economic conditions and the challenging retail environment at that time. Those reduced base salaries remained in effect through the end of fiscal 2010 (other than with respect to Mr. Harris, whose base salary had been increased to $285,000 in fiscal 2010). In fiscal 2011, after considering, among other things, base salary levels at companies comprising the peer group described above, the Compensation Committees determined that it was appropriate to increase the base salaries for certain of our named executive officers. The Compensation Committees approved the following increases in base salary:

—	Mr. Garcia’s base salary was increased from $374,000 to $425,000, effective as of October 9, 2011.
—	Mr. Harris’s base salary was increased from $285,000 to $300,000, effective from October 9, 2011 through January 21, 2012 (the date Mr. Harris’s employment with the Company terminated).
—

Ms. Gustafson’s base salary was increased from $207,000 to $230,000 effective from March 27, 2011 until October 8, 2011, and then from $230,000 to $250,000 effective from October 9, 2011 until January 23, 2012.

—

Ms. Gustafson’s base salary was increased from $250,000 to $300,000 effective as of January 23, 2012. Following Mr. Harris’s termination of employment as the Company’s Chief Financial Officer, Ms. Gustafson was appointed as the Company’s acting principal financial officer. The foregoing increase in base salary related to her promotion to that position and is expected to remain in effect for so long as she remains in that position.

On March 27, 2011, we approved a reduction in Mr. Baldwin’s base salary from $225,000 to $205,000. Mr. Baldwin had requested that his base salary be so reduced and that the amount previously allocated to his base salary be reallocated to the base salaries of employees supervised by him. On October 9, 2011, as part of an overall evaluation of the compensation levels of our executives, we raised Mr. Baldwin’s base salary to $250,000. We determined that this increase was appropriate after evaluating Mr. Baldwin’s compensation compared to the compensation of similar executives at our retail competitors in the San Francisco Bay Area.

Cash Bonuses

The second key component of executive compensation for fiscal 2011 was our cash bonus program. We have also, on occasion, provided discretionary cash bonuses in recognition of outstanding performance by an executive or group of executives. The Gymboree Compensation Committee granted award opportunities to our named executive officers with respect to fiscal 2011 under the Gymboree Corporation Executive Bonus Plan (the “Executive Bonus Plan”). The Compensation Committees determined that the goals for fiscal 2011 cash bonus opportunities should be based on Adjusted EBITDA targets. Adjusted EBITDA targets for 2011 were set by starting with the Company’s Adjusted EBITDA for fiscal 2010 and increasing it by approximately 15.7%, 11.5%, 7.2% and 3%, in order to determine the bonus target payouts at 100%, 75%, 50% and 25% of the Adjusted EBITDA target, respectively. The target payout for fiscal 2011 for each named executive officer is described below. However, as we did not meet the applicable Adjusted EBITDA threshold for fiscal 2011, none of the named executive officers received a payout under the program.

	Target payout (% of base salary)	Actual payout (% of base salary)	Actual payout (% of target payout)
Matthew K. McCauley	150%	—	—
Jeffrey P. Harris	65%	—	—
Kip M. Garcia	100%	—	—
Marina Armstrong	85%	—	—
Lynda G. Gustafson	40%	—	—
Michael K. Baldwin	40%	—	—

No discretionary bonuses were paid to named executive officers in fiscal 2011. As a result, none of our named executive officers received an annual bonus payout for fiscal 2011.

Equity Compensation

The third key component of our executive compensation program is long-term incentive compensation. We believe that the use of stock options serves to align the interests of our named executive officers with those of the Company and its stockholders by directly linking individual compensation to the Company’s long-term performance (and the resulting performance of Parent), as reflected in stock price appreciation and increased stockholder value.

Following the Transaction, Parent established the Giraffe Holding Inc. 2010 Equity Incentive Plan (the “2010 EIP”). During fiscal 2011, no equity or equity-based awards were granted to our named executive officers under the 2010 EIP or otherwise. The Parent Compensation Committee, which has been delegated authority to grant awards under the 2010 EIP by the Parent Board, determined not to make additional long-term incentive awards to our named executive officers in fiscal 2011 because the stock options granted to our named executive officers in fiscal year 2010, which vest over a five-year period, were intended to serve as multi-year incentive awards.

Other Benefits

Severance Benefits

We believe that reasonable severance benefits support employee retention. During fiscal 2011, we maintained two severance plans: The Gymboree Corporation Management Severance Plan (the “Severance Plan”), and The Gymboree Corporation Management Change of Control Plan (the “Change of Control Plan”), each as amended and restated effective April 1, 2008. Only executives who were employed at the time of the Transaction were eligible to receive benefits under the Change of Control Plan in fiscal 2011. We evaluated our severance plans in fiscal 2011 in light of our business needs and the severance benefits provided by members of the peer group described above, and believe that the severance benefits we provide are competitive with those offered by our peer companies.

The Transaction constituted a “change in control” for purposes of our Change of Control Plan. All of our named executive officers participate in the Change of Control Plan. As a result, until May 23, 2012, if a participating named executive officer’s employment is terminated by the Company without cause or by the executive for good reason, he or she will be entitled to severance benefits, if at all, under the Change of Control Plan. In such event, such named executive officer would be entitled to receive a lump-sum payment equal to a specified multiple of his or her “annual cash compensation” (i.e., his or her base salary in effect as of immediately prior to the change of control plus an amount equal to his or her average bonus for the three full fiscal years preceding the change of control), as well as a pro-rated bonus for the year in which the termination of employment occurred. Provided that the participating executive timely elects COBRA coverage, such named executive officer would also be entitled to Company-paid health and certain other insurance benefits for 18 months following such termination. To the extent that benefits under the Change of Control Plan (when aggregated with other payments or benefits to a participant) constitute “parachute payments” under the Internal Revenue Code that are subject to an excise tax, we are obligated to gross up the change-of-control benefits so that the participant receives the benefit promised net of any incremental taxes imposed.

After May 23, 2012, each of our named executive officers will be entitled to severance benefits, if at all, under the Severance Plan. Under the Severance Plan, each of our named executive officers is entitled to receive a severance benefit equal to 100% (50%, in the case of Mr. Baldwin) of his or her base salary in the event of a termination by the Company without cause or by the executive for good reason as well as, provided that he or she timely elects COBRA coverage, continued Company-paid health and certain other insurance benefits for 18 months following such termination.

During fiscal 2011, we did not have any written employment agreements with our named executive officers. The only contractual benefits for a named executive officer in the event of a termination of employment and/or a change of control are under the severance plans described above. Please see “Potential Payments upon Termination of Employment or a Change in Control” for additional details regarding our severance and change of control benefits.

On December 30, 2011, Jeffrey Harris, the Company’s former Chief Financial Officer, resigned from this position effective January 21, 2012. Because he voluntarily terminated employment, he was not entitled to benefits under the Change of Control Plan or the Severance Plan. Given Mr. Harris’s knowledge of our business and the role he played at the Company, the Company asked Mr. Harris to continue to provide, and Mr. Harris provided, certain consulting services to the Company following his employment termination. Mr. Harris’s consulting arrangement is summarized on Exhibit 10.12 (“Summary of Consulting Arrangement for Jeffrey P. Harris”). The Company does not expect Mr. Harris to provide additional services under this arrangement.

Retirement Plans

In fiscal 2011, we maintained a 401(k) plan in which named executive officers were eligible to participate. We did not provide an employer match under the 401(k) plan for fiscal 2011.

Perquisites and Other Benefits

During fiscal 2011, our named executive officers received certain other benefits and perquisites. The primary perquisite for executives at and above the level of Vice President consisted of reimbursement of up to 1% of base salary for tax-related and other financial planning services. We also paid all medical, dental and vision insurance premiums for employees at and above the level of Vice President, and we paid life and disability insurance premiums for all eligible employees (although Ms. Gustafson is provided with long-term disability benefits that are slightly more generous than those provided to other employees). Certain other benefit programs had been made available to eligible employees, including our named executive officers, including discounts on our products.

Advisory Vote on Executive Compensation

The Company is not subject to the “say on pay” rules under Section 14A of the Securities Exchange Act of 1934 and therefore the Company’s stockholders were not required to vote on the Company’s executive compensation in fiscal 2011.

Executive Compensation Tables

The following table sets forth information regarding compensation for each of our named executive officers for fiscal years 2011, 2010 and 2009 (to the extent applicable). All numbers are rounded to the nearest dollar.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Matthew K. McCauley	2011	$637,500	$—	$—	$—	$22,235	$659,735
Chairman and CEO	2010	637,500	—	14,617,802	1,075,781	20,788,922	37,120,005
	2009	637,500	240,000	3,474,000	—	15,258	4,366,758

Jeffrey P. Harris	2011	330,577	—	—	—	12,434	343,011
CFO (resigned effective	2010	285,000	—	2,588,670	208,406	1,276,533	4,358,609
January 21, 2012

Kip M. Garcia	2011	389,692	—	—	—	12,937	402,629
President	2010	374,000	—	6,857,919	420,750	10,724,312	18,376,981
	2009	374,000	120,000	2,316,000	—	12,666	2,822,666

Marina Armstrong	2011	338,800	—	—	—	15,716	354,516
SVP, General Manager	2010	338,800	—	6,177,749	323,978	9,585,838	16,426,365
	2009	338,800	120,000	2,316,000	—	18,673	2,793,473

Lynda G. Gustafson	2011	233,577	—	—	—	13,968	247,545
VP, Corporate Controller	2010	207,000	102,282	721,768	62,100	848,458	1,941,608
	2009	207,000	132,100	231,600	—	14,099	584,799

Michael K. Baldwin	2011	221,923	—	—	—	6,613	228,536
VP, Planning & Allocation

(1)

Reflects the dollar amount of base salary paid in the fiscal year, including any salary increases and decreases effective during the year. The amount of salary listed for Mr. Harris also includes cash paid to him in lieu of his accrued paid time off in connection with his cessation of employment.

(2)

Reflects the aggregate grant date fair value of stock options under our equity plans computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, which is referred to as “FASB ASC Topic 718,” rather than an amount paid to or realized by the named executive officer. The fair value of stock options is calculated based on the Black-Scholes option valuation model using the assumptions disclosed in Note 10 to the Company’s audited financial statements included in this annual report. The fair values in this column exclude the effect of estimated forfeitures.

(3)	None of our named executive officers earned a bonus under the Executive Bonus Plan for fiscal 2011.
(4)	The All Other Compensation column for fiscal 2011 with respect to each of our named executive officers consists of the following amounts:

	Medical, Life and Disability Insurance Premiums (a)	Financial Planning Services (b)
Matthew K. McCauley	$15,860	$6,375
Jeffrey P. Harris	12,434	—
Kip M. Garcia	12,937	—
Marina Armstrong	15,716	—
Lynda G. Gustafson	13,968	—
Michael K. Baldwin	6,613	—

(a)	Reflects insurance premiums, the full cost of which is paid by the Company. The amount shown for Mr. Harris reflects premiums paid by the Company.
(b)	Reflects reimbursement of financial/tax planning services. Each named executive officer is eligible for reimbursement of such costs, up to 1% of his or her salary.

2011 GRANTS OF PLAN BASED AWARDS TABLE

The following table provides information regarding grants of plan-based awards for each of our named executive officers for fiscal 2011.

		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards (1)
Name		Threshold ($)	Target ($)	Maximum ($)

Matthew K. McCauley
Bonus Plan	2011	239,063	956,250	956,250

Jeffrey P. Harris
Bonus Plan (2)	2011	47,058	188,231	188,231

Kip M. Garcia
Bonus Plan	2011	97,399	389,595	389,595

Marina Armstrong
Bonus Plan	2011	71,995	287,980	287,980

Lynda G. Gustafson
Bonus Plan	2011	23,326	93,302	93,302

Michael K. Baldwin
Bonus Plan	2011	22,185	88,738	88,738

(1)        Reflects award opportunities for each named executive officer under the Executive Bonus Plan for fiscal 2011. Based on Company performance, none of the named executive officers received a bonus, as described in the Compensation Discussion and Analysis section above.

(2)        Mr. Harris resigned effective prior to our fiscal year-end and therefore would have only been eligible to receive a pro-rated bonus payment under the Executive Bonus Plan for fiscal 2011 had a bonus been payable under such plan.

2011 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table provides information regarding the number of Units underlying outstanding equity awards for each named executive officer as of January 28, 2012.

		Number of Units Underlying Unexercised Options (#) (2)
Name	Grant Date (1)	Exercisable	Unexercisable	Option Exercise Price ($) (3)	Option Expiration Date (4)
Matthew K. McCauley	12/28/2010	61,300	245,200	45.00	12/28/2020

Jeffrey P. Harris	12/28/2010	10,800	43,200	45.00	12/28/2020

Kip M. Garcia	12/28/2010	27,600	110,400	45.00	12/28/2020

Marina Armstrong	12/28/2010	23,000	92,000	45.00	12/28/2020

Lynda G. Gustafson	12/28/2010	3,080	12,320	45.00	12/28/2020

Michael K. Baldwin	12/28/2010	3,080	12,320	45.00	12/28/2020

	1/27/2011	720	2,880	45.00	1/27/2021

(1)	All options referenced in this table were granted under the 2010 EIP.
(2)	Each option is exercisable (to the extent provided under its terms) for a Unit consisting of nine shares of Class A Common Stock and one share of Class L Common Stock of Parent.
(3)	The exercise price per Unit of each stock option is equal to the fair market value of a Unit on the grant date.
(4)

All options have a maximum 10-year term and are subject to a five-year vesting schedule, with 20% vesting each of the first five anniversaries of the grant date, subject to the optionee’s continued employment with the Company.

2011 POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL TABLE

The potential payments upon termination of employment or change of control for each of the named executive officers are set forth in the table below.

Amounts payable pursuant to the Change of Control Plan assume a qualifying termination of employment on January 28, 2012, the last business day of our 2011 fiscal year. Because each of our named executive officers would be entitled to benefits under the Change of Control Plan, no benefits would have been payable to our named executive officers under the Severance Plan in connection with a termination of employment on January 28, 2012. The terms of the Change of Control Plan and the Severance Plan are described above under the heading “Other Benefits – Severance Benefits.”

If a change of control (as defined in the 2010 EIP) had occurred on January 28, 2012, the last business day of our 2011 fiscal year, outstanding option awards under the 2010 EIP would have vested in full. However, because the per Unit value did not exceed the exercise price of outstanding options held by named executive officers as of January 28, 2012, our named executive officers would receive no current cash benefit on account of such acceleration (assuming options were cashed out in such change of control transaction).

None of our named executive officers was entitled to receive any severance payments or benefits upon a voluntary termination or a termination due to death, disability or cause on January 28, 2012, other than accrued base salary as of the date of termination. Furthermore, none of our named executive officers is entitled to any enhanced severance benefits following a future change of control.

Potential Payments upon Involuntary Termination of Employment (1)

Name	Severance (2)	Benefit Continuation (3)	Tax Gross-Up (4)	Total
Matthew K. McCauley	5,143,290	25,078	5,065,727	10,234,095
Jeffrey P. Harris (5)	—	—	—	—
Kip M. Garcia	2,512,943	20,379	2,728,617	5,261,939
Marina Armstrong	2,229,900	24,863	—	2,254,763
Lynda G. Gustafson	754,899	22,723	—	777,622
Michael K. Baldwin	806,248	11,344	—	817,592

(1)

Amounts shown below assume, in each case, an involuntary termination of employment (other than for death, disability or cause) that would entitle the executive to benefits under the Change of Control Plan.

(2)

Severance amounts consist of 300% (or, for Ms. Gustafson and Mr. Baldwin, 200%) of the sum of the named executive officer’s base salary in effect on November 23, 2010 (the date of the Transaction) and average annual bonus payments for the three completed fiscal years prior to the Transaction. These amounts also assume that no pro-rated bonus amount would have been paid under the Change of Control Plan.

(3)

Benefit continuation amounts assume 18 months of continued coverage under the Company’s medical, dental, vision, disability and life insurance plans. Disability and life insurance costs are estimated based on the Company’s current group plan benefit costs. Medical, dental and vision insurance costs are calculated using the current post-termination continued benefit rate prescribed by the applicable plan.

(4)

Amounts shown below are estimated tax gross-up payments due under the Change of Control Plan for Transaction-related change-of-control excise taxes in the case of an assumed termination of employment on January 28, 2012. For purposes of calculating the estimated gross-up payments, we assumed that only a portion of the value of certain awards of restricted stock and restricted stock units that were cashed out in connection with the Transaction is taken into account, that certain performance goals associated with such awards had been met or were substantially certain to have been met as of the Transaction, and that no payment with respect to such awards is treated as contingent upon the Transaction under a special presumption applicable to agreements entered into or amendments made within one year before the Transaction.

(5)

Mr. Harris voluntarily resigned his employment effective January 21, 2012. Mr. Harris received no amounts in connection with his termination of employment, except for earned but unpaid base salary and benefits.

2011 DIRECTOR COMPENSATION

None of Messrs. McCauley, Bekenstein, Gay, Hitch, Kivisto or Young were paid for their duties as members of the Board of Directors in fiscal 2011.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

Gymboree Holding, Ltd., a Cayman Islands exempted company, indirectly owns all of our outstanding equity interests. The following table sets forth information with respect to the ownership as of March 31, 2012 for (a) each person known by us to own beneficially more than a 5% equity interest in Gymboree Holding, Ltd., (b) each member of our Board of Directors (who are also members of the Board of Directors of Gymboree Holding, Ltd.), (c) each of our named executive officers, and (d) all of our and Gymboree Holding, Ltd. executive officers and directors as a group. The beneficial ownership percentages reflected in the table below are based on 104,600,007 Class A Common Shares, 11,622,223 Class L Common Shares and 1,220,003 Class C Common Shares of Gymboree Holding, Ltd. outstanding as of March 31, 2012.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

The rights of holders of the Class A Common Shares of Gymboree Holding, Ltd., the Class L Common Shares of Gymboree Holding, Ltd. and the Class C Common Shares of Gymboree Holding, Ltd. (referred to collectively in this report as “Common Shares”) are governed by certain organizational documents and agreements, including the Amended and Restated Memorandum and Articles of Association of Gymboree Holding, Ltd., amended by special resolution dated 23 December 2011, a shareholders agreement by and among Gymboree Holding, Ltd., Gymboree Investment Holdings, LLC , the Bain Stockholders (as defined in note (1) below), Giraffe Holding, Inc., and certain co-investors, entered into on December 23, 2011, and a registration and participation rights agreement by and among Gymboree Holding, Ltd., Gymboree Investment Holdings, LLC, the Bain Stockholders (as defined in note (1) below), Giraffe Holding, Inc., and certain co-investors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Except as described in the organizational documents and agreements referred to above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares.

Unless otherwise indicated in a footnote, the address for each individual listed below is c/o The Gymboree Corporation, 500 Howard Street, San Francisco, CA 94105.

Name of Beneficial Owner	Class A Common Shares	Class L Common Shares	Class C Common Shares	Percentage Ownership

Bain Stockholders (1)	99,869,238	11,096,582	1,164,823	95.48%

Matthew K. McCauley	600,003	66,667	6,998	*

Blair Lambert (2)	250,002	27,778	2,916	*

Marina Armstrong	200,007	22,223	2,333	*

Kip M. Garcia	100,008	11,112	1,166	*

Jeffrey P. Harris (3)	20,250	2,250	236	*

Jordan Hitch (4)	99,869,238	11,096,582	1,164,823	95.48%

Joshua Bekenstein (4)	99,869,238	11,096,582	1,164,823	95.48%

Marko Kivisto	—	—	—	—

J. Steven Young	—	—	—	—

Robert C. Gay	—	—	—	—

All executive officers and directors as a group (11 people) (5)	1,170,270	130,030	13,649	1.12%

     * Less than one percent

(1)    Represents 99,162,829.28 shares of Class A Common Shares, 11,018,092.14 Class L Common Shares and 1,153,495 Class C Common Shares held by Bain Capital Fund X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Fund X”), 383,045.51 shares of Class A Common Shares, 42,560.61 shares of Class L Common Shares and 7,556 Class C Common Shares held by BCIP Associates IV (US), L.P., a Cayman Islands limited partnership (“BCIP IV”), 190,136.39 shares of Class A Common Shares, 21,126.27 shares of Class L Common Shares and 2,218 Class C Common Shares held by BCIP T Associates IV (US), L.P. a Cayman Islands limited partnership (“BCIP T IV”), 115,692.14 shares of Class A Common Shares, 12,854.68 shares of Class L Common Shares and 1,349 Class C Common Shares held by BCIP Associates IV-B (US), L.P., a Cayman Islands exempted limited partnership (“BCIP IV-B”), and 17,534.68 shares of Class A Common Shares, 1,948.30 shares of Class L Common Shares and 205 Class C Common Shares held by BCIP T Associates IV-B (US), L.P., a Cayman Islands limited partnership (“BCIP T IV-B” and, together with Bain Capital Fund X, BCIP IV, BCIP T IV and BCIP IV-B, the “Bain Stockholders”). Bain Capital Partners X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Partners X”), is the general partner of Bain Capital Fund X, and Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”), is the general partner of each of Bain Capital Partners X, BCIP IV, BCIP T IV, BCIP IV-B and BCIP T IV-B. By virtue of these relationships, Bain Capital Partners X may be deemed to have voting and dispositive power with respect to the 99,162,829.28 shares of Class A Common Shares, 11,018,092.14 shares of Class L Common Shares and 1,153,495 Class C Common Shares held by Bain Capital Fund X and BCI may be deemed to have voting and dispositive power with respect to the 99,869,238 shares of Class A Common Shares, 11,096,582 shares of Class L Common Shares and 1,164,823 Class C Common Shares held by the Bain Stockholders. Each of BCI and Bain Capital

Partners X expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the Bain Stockholders, Bain Capital Partners X and BCI is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(2)    Mr. Lambert resigned as our Chief Operating Officer effective December 1, 2010 and is no longer an officer of the Company.

(3)    Mr. Harris resigned as our Chief Financial Officer effective January 21, 2012 and is no longer an officer of the Company.

(4)    Includes all Common Shares of Gymboree Holding, Ltd. held by each of the Bain Stockholders. Each of Messrs. Hitch and Bekenstein is a Managing Director of BCI and, by virtue of this and the relationships described in note (1) above, may be deemed to share voting and dispositive power with respect to the 99,869,238 shares of Class A Common Shares, 11,096,582 shares of Class L Common Shares and 1,164,823 Class C Common Shares held by the Bain Stockholders. Each of Messrs. Hitch and Bekenstein expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than himself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of his pecuniary interest therein. The business address of each of Messrs. Hitch and Bekenstein is c/o Bain Capital Partners, LLC, 111 Huntington Avenue, Boston, Massachusetts 02199.

(5)    This number does not include the 99,869,238 shares of Class A Common Shares, 11,096,582 shares of Class L Common Shares and 1,164,823 Class C Common Shares that may be deemed to be beneficially owned by the Bain Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital Partners, LLC (“Bain Capital”), pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3 million, which fee will be reduced by $270,000 until such time as Bain notifies the Company in writing, and reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. We paid Bain Capital approximately $3.3 million and $1.1 million in management fees and reimbursement of out-of-pocket expenses during fiscal 2011 and the period from November 23, 2010 to January 29, 2011, respectively. In addition, in the period from November 23, 2010 to January 29, 2011, pursuant to such agreement, we paid Bain Capital aggregate transaction fees of approximately $17 million in connection with services it provided related to the Transaction.

The management agreement provides that Bain Capital is entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. The management agreement includes customary exculpation and indemnification provisions in favor of Bain Capital and its affiliates. The management agreement may be terminated by Bain Capital at any time and will terminate automatically upon an initial public offering or a change of control unless the Company and the counterparty to the management agreement determine otherwise. Upon termination, each provider of management services will be entitled to a termination fee calculated based on the present value of the annual fees due during the remaining period from the date of termination to December 31, 2020 or the then-applicable scheduled date for termination of the management agreement.

Stockholders Agreement

On November 23, 2010, Parent, the Company, certain investment funds sponsored by Bain Capital (collectively the “Bain Funds”), Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and certain co-investors entered into a stockholders agreement. The agreement, among other things, creates certain rights and restrictions on the shares of Parent’s Common Stock held by the parties thereto, including transfer restrictions, tag-along and drag-along rights, and put and call rights.

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and Gymboree Investment Holdings, LLC amended and restated this stockholders agreement to, among other things; include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership structure discussed in Note 1 to the consolidated financial statements included in this annual report (Gymboree Investment Holdings, LLC is owned directly by Gymboree Holding, Ltd.). The material terms of the agreement were left unchanged.

Registration and Participation Rights Agreement

On November 23, 2010, Parent, the Company, the Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and certain co-investors entered into a registration and participation rights agreement. Pursuant to the agreement, the Bain Funds have a right to participate in any future issuances or sales of the capital stock of Parent or any of its subsidiaries or any securities convertible into or exchangeable for any such securities, including options. The agreement also gives certain investors demand and piggyback registration rights with respect to their and certain other persons’ interests in Parent.

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., and Gymboree Investment Holdings, LLC amended and restated this agreement to, among other things, include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership structure discussed in Note 1 to the consolidated financial statements included in this annual report (Gymboree Investment Holdings, LLC is owned directly by Gymboree Holding, Ltd.). The material terms of the agreement were left unchanged.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

Under the Merger Agreement relating to the Transaction, the directors and officers of the Company and its subsidiaries who served as such prior to the consummation of the Transaction are entitled to continued indemnification and insurance coverage.

Franchise Agreements

In November 2011, Gymboree Play Programs, Inc., a wholly owned subsidiary of the Company, entered into a fiveyear Master Service Agreement with Gymboree (Tianjin) Educational Information Consultation Co. Ltd, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to service all of the unit franchises in the People’s Republic of China (“PRC”) Territory and provide certain services to the Company in connection with such unit franchises. Under the terms of the agreement, Tianjin will purchase product and equipment from us and collect royalties and franchise fees from unit franchises within the PRC Territory on our behalf. As consideration for Tianjin’s obligations under this agreement, Tianjin will be entitled to retain a fee from the payment due to us. These intercompany revenues and charges have been eliminated upon consolidation.

In December 2011, we entered into a ten-year Retail Store Franchise Agreement with Gymboree (China) Commercial and Trading Co. Ltd., an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to develop, own and operate Gymboree branded retail stores and website(s) to market and sell Gymboree branded products in the PRC Territory under the Gymboree license and trademarks. Under the terms of the agreement, Gymboree China will purchase inventory from us and pay us royalties on retail sales within the PRC Territory. All intercompany revenues and charges have been eliminated in consolidation.

The Audit Committee approved written procedures authorizing the Company’s General Counsel to review and approve or ratify related-person transactions involving the payment by the Company of amounts of $100,000 or less (unless involving the General Counsel). These procedures require the General Counsel to promptly report to the Audit Committee each such related-person transaction reviewed by her and her determination. Related-person transactions involving payments by the Company of amounts greater than $100,000 require the approval or ratification of the Audit Committee.

As discussed in Item 10 above, our Board has not determined whether any of our directors are independent. See “Item 10. Directors and Executive Officers of the Registrant.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees and Services

The fees billed by Deloitte & Touche LLP for the indicated services performed during fiscal 2011 and fiscal 2010 were as follows:

	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$952,100	$1,646,700
Audit-Related Fees (2)	4,000	4,000
Tax Fees (3)	325,200	398,300
All Other Fees (4)	2,500	2,200

	$1,283,800	$2,051,200

(1)

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements and internal control over financial reporting, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit Fees. In fiscal 2011 and 2010, these fees were related to consents issued for the Company’s annual franchise disclosure document.

(3)

Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In fiscal 2011, these fees included $278,500 for tax consultation and $46,700 for tax compliance. In fiscal 2010, these fees included $333,500 for tax consultation and $64,800 for tax compliance.

(4)	Other Fees consist of license fees for an online technical research tool.

The Audit Committee has considered the non-audit services provided by Deloitte & Touche LLP as described above and believes that they are compatible with maintaining Deloitte & Touche LLP’s independence as the Company’s principal accountants.

The Audit Committee has established a policy requiring its pre-approval of the retention of the Company’s independent registered public accounting firm for all audit, review or attest engagements and all such non-audit services as the independent registered public accounting firm is permitted to provide the Company, as well as its approval of all fees, including those listed in the table above, for such services, other than de minimis non-audit services allowed by applicable law.

Our Board has determined that each member of the Audit Committee is financially literate and has sufficient business and financial expertise to effectively perform his duties as a member of the Audit Committee. As the Company is privately held and controlled by investment funds sponsored by Bain Capital, our Board has determined that it is not necessary to designate one or more of our Audit Committee members as an “audit committee financial expert” at this time. Our Board has not determined whether any of our Audit Committee members is an independent director.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(A)(1) FINANCIAL STATEMENTS

The following documents are filed as a part of this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of January 28, 2012 (Successor) and January 29, 2011 (Successor)

Consolidated Statements of Operations for the year ended January 28, 2012 (Successor), the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor) and the year ended January 30, 2010 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss) for the year ended January 28, 2012 (Successor), the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor) and the year ended January 30, 2010 (Predecessor)

Consolidated Statements of Cash Flows for the year ended January 28, 2012 (Successor), the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor) and the year ended January 30, 2010 (Predecessor)

Consolidated Statements of Stockholders’ Equity for the year ended January 28, 2012 (Successor), the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor) and the year ended January 30, 2010 (Predecessor)

Notes to Consolidated Financial Statements

(A)(2) FINANCIAL STATEMENT SCHEDULES

Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) EXHIBITS

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of October 11, 2010 by and among Giraffe Holding, Inc., Giraffe Acquisition Corporation and The Gymboree Corporation. (1)

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (2)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (2)

3.3	Articles of Organization of Gym-Card, LLC dated November 25, 2008. (3)

3.4	Operating Agreement of Gym-Card, LLC dated December 8, 2008. (3)

3.5	Articles of Incorporation of Gym-Mark, Inc. dated July 5, 1994. (3)

3.6	Amended and Restated Bylaws of Gym-Mark, Inc. (3)

3.7	Articles of Incorporation of Gymboree Manufacturing, Inc. dated July 5, 1994. (3)

3.8	Amended and Restated Bylaws of Gymboree Manufacturing, Inc. (3)

3.9	Articles of Incorporation of Gymboree Operations, Inc. dated July 5, 1994. (3)

3.10	Amended and Restated Bylaws of Gymboree Operations, Inc. (3)

3.11	Articles of Incorporation of Gymboree Play Programs, Inc. dated July 5, 1994. (3)

3.12	Amended and Restated Bylaws of Gymboree Play Programs, Inc. (3)

3.13	Articles of Incorporation of Gymboree Retail Stores, Inc. dated July 5, 1994. (3)

3.14	Amended and Restated Bylaws of Gymboree Retail Stores, Inc. (3)

3.15	Articles of Incorporation of S.C.C. Wholesale, Inc. dated August 20, 2010. (3)

3.16	Amended and Restated Bylaws of S.C.C. Wholesale, Inc. (3)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (3)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (3)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (3)

10.1*	Amended and Restated Management Change of Control Plan. (4)

10.2*	Amended and Restated Management Severance Plan. (5)

10.3*	The Gymboree Corporation Executive Bonus Plan. (3)

10.4	Form of Indemnification Agreement. (6)

10.5	Sublease Agreement for 500 Howard Street, San Francisco, CA. (7)

10.6

Refinancing Amendment, Agreement and Joinder with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011 in respect of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of November 23, 2010. (3)

10.7	Amended and Restated Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011. (3)

10.8

Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders (8)

10.9	Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Partners, LLC.

10.10

Amended & Restated Stockholders Agreement dated as of December 23, 2011 by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein.

10.11

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011 by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto.

10.12	Summary of Consulting Arrangement for Jeffrey P. Harris.

21.1	Subsidiaries of The Gymboree Corporation.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lynda G. Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda G. Gustafson Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the corresponding exhibit to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on October 12, 2010.

(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.

(3)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on June 14, 2011.

(4)	Incorporated by reference to Exhibit 10.52 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 7, 2008.

(5)	Incorporated by reference to Exhibit 10.53 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 7, 2008.

(6)	Incorporated by reference to Exhibit 10.73 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC on March 30, 2010.

(7)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.

(8)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.

* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

April 26, 2012	By:	/s/ Matthew K. McCauley
(Date)		Matthew K. McCauley
Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Matthew K. McCauley	Chief Executive Officer; Director	April 26, 2012
Matthew K. McCauley	(Principal Executive Officer)

/s/ Lynda G. Gustafson	Vice President, Corporate Controller	April 26, 2012
Lynda G. Gustafson	(Principal Accounting Officer and Principal Financial Officer)

/s/ Joshua Bekenstein	Director	April 26, 2012
Joshua Bekenstein

/s/ Robert C. Gay	Director	April 26, 2012
Robert C. Gay

/s/ Jordan Hitch	Director	April 26, 2012
Jordan Hitch

/s/ Marko Kivisto	Director	April 26, 2012
Marko Kivisto

/s/ J. Steven Young	Director	April 26, 2012
J. Steven Young

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger dated as of October 11, 2010 by and among Giraffe Holding, Inc., Giraffe Acquisition Corporation and The Gymboree Corporation. (1)

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (2)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (2)

3.3	Articles of Organization of Gym-Card, LLC dated November 25, 2008. (3)

3.4	Operating Agreement of Gym-Card, LLC dated December 8, 2008. (3)

3.5	Articles of Incorporation of Gym-Mark, Inc. dated July 5, 1994. (3)

3.6	Amended and Restated Bylaws of Gym-Mark, Inc. (3)

3.7	Articles of Incorporation of Gymboree Manufacturing, Inc. dated July 5, 1994. (3)

3.8	Amended and Restated Bylaws of Gymboree Manufacturing, Inc. (3)

3.9	Articles of Incorporation of Gymboree Operations, Inc. dated July 5, 1994. (3)

3.10	Amended and Restated Bylaws of Gymboree Operations, Inc. (3)

3.11	Articles of Incorporation of Gymboree Play Programs, Inc. dated July 5, 1994. (3)

3.12	Amended and Restated Bylaws of Gymboree Play Programs, Inc. (3)

3.13	Articles of Incorporation of Gymboree Retail Stores, Inc. dated July 5, 1994. (3)

3.14	Amended and Restated Bylaws of Gymboree Retail Stores, Inc. (3)

3.15	Articles of Incorporation of S.C.C. Wholesale, Inc. dated August 20, 2010. (3)

3.16	Amended and Restated Bylaws of S.C.C. Wholesale, Inc. (3)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (3)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (3)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (3)

10.1*	Amended and Restated Management Change of Control Plan. (4)

10.2*	Amended and Restated Management Severance Plan. (5)

10.3*	The Gymboree Corporation Executive Bonus Plan. (3)

10.4	Form of Indemnification Agreement. (6)

10.5	Sublease Agreement for 500 Howard Street, San Francisco, CA. (7)

10.6

Refinancing Amendment, Agreement and Joinder with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011 in respect of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of November 23, 2010. (3)

10.7	Amended and Restated Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011. (3)

10.8	Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree

Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders (8)

10.9	Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Partners, LLC.

10.10

Amended & Restated Stockholders Agreement dated as of December 23, 2011 by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein.

10.11

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011 by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto.

10.12	Summary of Consulting Arrangement for Jeffrey P. Harris.

21.1	Subsidiaries of The Gymboree Corporation.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lynda G. Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda G. Gustafson Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended January 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the corresponding exhibit to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on October 12, 2010.

(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.

(3)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on June 14, 2011.

(4)	Incorporated by reference to Exhibit 10.52 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 7, 2008.

(5)	Incorporated by reference to Exhibit 10.53 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 7, 2008.

(6)	Incorporated by reference to Exhibit 10.73 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC on March 30, 2010.

(7)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.

(8)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.

* Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.