Form 10-Q
period 2012-04-28
GYMBOREE CORP
filed 2012-06-11
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 28, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☐*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 11, 2012, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

Part I — FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	April 28, 2012	January 28, 2012	April 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$88,268	$77,910	$48,153
Accounts receivable, net of allowance of $58, $114 and $189	25,264	27,277	16,527
Merchandise inventories	185,691	210,212	163,666
Prepaid income taxes	3,220	3,736	16,549
Prepaid expenses	3,573	5,532	5,082
Deferred income taxes	30,800	36,115	35,776

Total current assets	336,816	360,782	285,753

Property and Equipment:
Land and buildings	22,428	22,428	22,397
Leasehold improvements	153,374	146,497	131,242
Furniture, fixtures and equipment	86,052	82,606	73,858

	261,854	251,531	227,497
Less accumulated depreciation and amortization	(59,435)	(49,379)	(16,909)

	202,419	202,152	210,588
Goodwill	899,097	899,097	927,397
Other Intangible Assets	594,574	599,195	613,396
Deferred Financing Costs	46,220	47,915	52,840
Other Assets	5,504	4,646	13,059

Total Assets	$2,084,630	$2,113,787	$2,103,033

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$48,954	$79,027	$36,201
Accrued liabilities	91,772	94,178	80,275
Current portion of long-term debt	15,648	17,698	8,200

Total current liabilities	156,374	190,903	124,676

Long-Term Liabilities:
Long-term debt	1,192,241	1,192,171	1,207,613
Lease incentives and other deferred liabilities	31,082	28,681	21,666
Unrecognized tax benefits	8,172	7,898	7,955
Deferred income taxes	242,244	245,495	251,077

Total Liabilities	1,630,113	1,665,148	1,612,987

Commitments and Contingencies	—	—	—
Stockholders’ Equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	520,105	519,589	524,884
Accumulated deficit	(63,394)	(68,389)	(33,485)
Accumulated other comprehensive loss	(5,430)	(5,825)	(1,353)

Total Stockholders’ Equity	451,281	445,375	490,046
Noncontrolling interest	3,236	3,264	—

Total Equity	454,517	448,639	490,046

Total Liabilities and Stockholders’ Equity	$2,084,630	$2,113,787	$2,103,033

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net sales:
Retail	$288,116	$265,882
Gymboree Play & Music	5,792	2,925
Retail Franchise	3,843	1,449

Total net sales	297,751	270,256
Cost of goods sold, including buying and occupancy expenses	(175,927)	(159,396)

Gross profit	121,824	110,860
Selling, general and administrative expenses	(91,739)	(84,566)

Operating income	30,085	26,294
Interest income	59	53
Interest expense	(21,658)	(24,003)
Loss on extinguishment of debt	(1,237)	(19,563)
Other (expense) income, net	(66)	30

Income (loss) before income taxes	7,183	(17,189)
Income tax (expense) benefit	(3,013)	6,749

Net income (loss)	4,170	(10,440)
Net loss attributable to noncontrolling interest	826	—

Net income (loss) attributable to The Gymboree Corporation	$4,996	$(10,440)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Net income (loss)	$4,170	$(10,440)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29)	533
Unrealized net gain (loss) on cash flow hedges, net of tax of $31 and $—	435	(2,124)

Total other comprehensive income (loss), net of tax	406	(1,591)

Comprehensive income (loss)	4,576	(12,031)
Comprehensive loss attributable to noncontrolling interest	814	—

Comprehensive income (loss) attributable to The Gymboree Corporation	$5,390	$(12,031)

See notes to condensed consolidated financial statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 28, 2012	April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,170	$(10,440)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Write-off of deferred financing costs and original issue discount	1,237	15,860
Depreciation and amortization	14,248	14,245
Amortization of deferred financing costs and accretion of original issue discount	1,802	1,702
Interest rate cap contracts—adjustment to market	53	—
Loss on disposal/impairment of assets	62	768
Provision (benefit) for deferred income taxes	2,098	(6,952)
Share-based compensation expense	1,407	1,402
Other non-cash expense	786	—
Change in assets and liabilities:
Accounts receivable	(380)	(2,853)
Merchandise inventories	24,046	20,764
Prepaid expenses and other assets	1,902	(244)
Income taxes payable/prepaid income taxes	525	(398)
Accounts payable	(30,078)	(18,302)
Accrued liabilities	(5,378)	(861)
Lease incentives and other deferred liabilities	3,476	4,267

Net cash provided by operating activities	19,976	18,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8,625)	(7,891)
Acquisition of business, net of cash acquired	—	(1,352)
Other	(176)	(61)

Net cash used in investing activities	(8,801)	(9,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	—	820,000
Payments on Term Loan	(2,050)	(822,050)
Proceeds from ABL facility	—	20,656
Payments on ABL facility	—	(20,656)
Deferred financing costs	(1,274)	(6,529)
Investment by Parent	—	14,865
Investment by affiliate of Parent	2,400	—

Net cash (used in) provided by financing activities	(924)	6,286

Effect of exchange rate fluctuations on cash	107	89

Net increase in cash and cash equivalents	10,358	16,029
CASH AND CASH EQUIVALENTS:
Beginning of period	77,910	32,124

End of period	$88,268	$48,153

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$5,495	$5,058
Deferred financing costs incurred, but not yet paid	$—	$139
Non-cash capital contribution to noncontrolling interest	$786	$—
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$889	$586
Cash paid for interest	$11,045	$11,336

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and its 100%-owned subsidiaries, as well as Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the “Joint Venture” or “VIEs”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission on April 26, 2012.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature, except the loss on extinguishment of debt further described in Notes 4 and 5, recorded in the first quarter of fiscal 2012 and the first quarter of fiscal 2011, respectively, and a $10.7 million adjustment to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting related to the Merger (as defined below) recorded in the first quarter of fiscal 2011.

The results of operations for the 13 weeks ended April 28, 2012 are not necessarily indicative of the operating results that may be expected for the 53 week period ending February 2, 2013 (“fiscal 2012”) or any future period.

Reclassifications

Retail Franchise net sales, previously reported in Other net sales for the 13 weeks ended April 30, 2011, have been separately disclosed to conform to the current year presentation.

Correction of Other Classifications

In the accompanying condensed consolidated balance sheet as of April 30, 2011, we reclassified approximately $4.4 million of leasehold improvement costs previously reported within “land and buildings” to be reported within “leasehold improvements” to properly classify such costs. Our net property and equipment balance as of April 30, 2011 did not change as a result of such reclassifications.

Correction of Merger Purchase Price Allocation

In the accompanying condensed consolidated balance sheet as of April 30, 2011, we made adjustments to goodwill and to certain of our other intangible assets and deferred tax liabilities as a result of correcting the final purchase price allocation related to the acquisition (the “Merger” and, together with the related transactions, collectively, the “Transaction”) of the Company by certain investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”), on November 23, 2010 (the “Transaction Date”). Amounts previously reported as of April 30, 2011 have been restated to reflect these adjustments, as summarized in the following table (in thousands):

	As of April 30, 2011
	Balance as Previously Reported	Adjustments	Corrected Balance
Goodwill	$934,639	$(7,242)	$927,397

Trade names	$560,188	$6,900	$567,088
Franchise agreements	1,841	4,700	6,541
Customer relationships, below market leases, and co-branded credit card agreement	39,767	—	39,767

Other Intangible Assets	$601,796	$11,600	$613,396

Total Assets	$2,098,675	$4,358	$2,103,033

Long-term deferred income tax liability	$(246,719)	$(4,358)	$(251,077)

Total Liabilities	$(1,608,629)	$(4,358)	$(1,612,987)

2.	Recently Issued Accounting Standards

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this guidance requires entities to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. We adopted this guidance as of January 29, 2012. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. This new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We early adopted this guidance effective for our fiscal year ended January 28, 2012, as permitted under the standard, and applied it retrospectively to the first quarter ended April 30, 2011 as required to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements.

In September 2011, the FASB issued guidance to amend the testing of goodwill for impairment. This new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. This guidance was effective January 29, 2012.

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

3.	Goodwill and Intangible Assets and Liabilities

Intangible Assets and Liabilities:

Intangible assets and liabilities consist of the following (in thousands):

	April 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,348		$567,348

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(22,656)	13,744
Below market leases	7,055	(1,977)	5,078
Co-branded credit card agreement	4,000	(881)	3,119
Franchise agreements	6,600	(1,315)	5,285

	54,055	(26,829)	27,226

Total other intangible assets	$621,403	$(26,829)	$594,574

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,631)	$5,002	$(11,629)

	January 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,288		$567,288

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(18,699)	17,701
Below market leases	7,055	(1,637)	5,418
Co-branded credit card agreement	4,000	(727)	3,273
Franchise agreements	6,600	(1,085)	5,515

	54,055	(22,148)	31,907

Total other intangible assets	$621,343	$(22,148)	$599,195

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,631)	$4,114	$(12,517)

	April 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,088		$567,088

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(6,830)	29,570
Below market leases	7,049	(586)	6,463
Co-branded credit card agreement	4,000	(266)	3,734
Franchise agreements	6,600	(59)	6,541

	54,049	(7,741)	46,308

Total other intangible assets	$621,137	$(7,741)	$613,396

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,623)	$1,535	$(15,088)

During the first quarter of fiscal 2012 and fiscal 2011, we recorded net amortization income of approximately $0.5 million in cost of goods sold (“COGS”) and amortization expense of approximately $4.3 million and $4.1 million, respectively, in selling, general and administrative expenses (“SG&A”). We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2012 and each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2012 (remaining 40 weeks)	$1,032	$(2,388)	$13,020	$11,664
2013	1,162	(2,651)	3,409	1,920
2014	1,066	(2,071)	1,534	529
2015	843	(1,612)	1,534	765
2016	485	(1,460)	1,393	418
2017	345	(1,048)	332	(371)

Goodwill:

In the fourth quarter of fiscal 2011, due to higher average unit costs resulting from higher commodity prices (primarily cotton) and a higher level of markdown selling, we concluded that there was goodwill impairment in the Gymboree Outlet reporting unit. Although this analysis has not been completed due to its complexity, based on the work we performed to date, we recorded a preliminary estimate of impairment for goodwill of $28.3 million in the fourth quarter of fiscal 2011. The impairment charge is subject to finalization of fair values, which we expect to complete during the remainder of fiscal 2012. We believe that the preliminary estimate of impairment is reasonable and represents our best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the analysis is finalized.

4.	Line of Credit

As part of the Transaction, we entered into a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). As a result of this amendment and restatement, we recorded a loss on extinguishment of debt of $1.2 million in the first quarter of fiscal 2012. The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of April 28, 2012, availability under the ABL was approximately $172.5 million. The ABL provides us with the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 5), subject to the satisfaction of certain conditions. Principal amounts outstanding under the ABL are due and payable in full in March 2017. Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder of 0.375% per annum. If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of April 28, 2012, we were in compliance with these covenants. As of April 28, 2012, there was $28.0 million of commercial and standby letters of credit outstanding and no borrowings outstanding. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. We and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

5.	Long-Term Debt

Long-term debt consists of (in thousands):

	April 28, 2012	January 28, 2012	April 30, 2011
Senior secured term loan facility, net of discount of $1,861, $1,931 and $2,137	$807,889	$809,869	$815,813
9.125% senior notes	400,000	400,000	400,000

Subtotal	1,207,889	1,209,869	1,215,813
Less current portion	(15,648)	(17,698)	(8,200)

Long-term debt—less current portion	$1,192,241	$1,192,171	$1,207,613

As part of the Transaction, we entered into an agreement with several lenders to establish an $820 million senior secured term loan facility (“Term Loan”). The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 4. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. The Term Loan requires us to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We prepaid $15.6 million of the Term Loan with a portion of our excess cash flow for fiscal 2011 in our second fiscal quarter of fiscal 2012. We may (but are not required to) apply a portion of this prepayment toward our quarterly amortization payments payable under the Term Loan in fiscal 2012. The Term Loan is presented net of the related original issue discount (“OID”), which was $4.1 million on the Transaction Date. Accretion of OID is included in interest expense and was not material for the first quarter of fiscal 2012 or 2011. In February 2011, we refinanced the

Term Loan through an amendment and restatement of our existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. In the first quarter of fiscal 2011, we recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $14.1 million in deferred financing costs and $1.8 million of OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. The Company and our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

As part of the Transaction, we issued $400 million aggregate principal amount of 9.125% senior notes (the “Notes”) due in December 2018. Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, we will not be entitled to redeem the Notes at our option prior to December 1, 2014. The Notes are unsecured senior obligations of the Company. The Company and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 11).

Interest expense was $21.7 million and $24.0 million for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively, including $1.8 million and $1.7 million, respectively, of amortization of deferred financing costs and accretion of OID.

6.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present the Company’s assets and liabilities measured at fair value on a recurring basis as of April 28, 2012, January 28, 2012, and April 30, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall. There were no purchases, sales, issuances, or settlements related to recurring Level 3 measurements during the thirteen weeks ended April 28, 2012 or April 30, 2011. There were no transfers into or out of Level 1 and Level 2 during the thirteen weeks ended April 28, 2012 or April 30, 2011.

	April 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$68,599	$—	$—	$68,599
Interest rate caps	—	2,045	—	2,045

Total	$68,599	$2,045	$—	$70,644

Liabilities
Forward foreign exchange contracts	$—	$330	$—	$330

	January 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$57,365	$—	$—	$57,365
Interest rate caps	—	1,361	—	1,361

Total	$57,365	$1,361	$—	$58,726

Liabilities
Forward foreign exchange contracts	$—	$13	$—	$13

	April 30, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$39,027	$—	$—	$39,027
Interest rate caps	—	9,838	—	9,838

Total	$39,027	$9,838	$—	$48,865

Liabilities
Forward foreign exchange contracts	$—	$238	$—	$238

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

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties. However, as of April 28, 2012, January 28, 2012, and April 30, 2011, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. We had no other financial assets or liabilities measured at fair value as of April 28, 2012, January 28, 2012 and April 30, 2011.

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

	April 28, 2012		January 28, 2012		April 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$807,889	$775,703	$809,869	$721,609	$815,813	$818,441
Notes	400,000	376,000	400,000	358,000	400,000	402,160

	$1,207,889	$1,151,703	$1,209,869	$1,079,609	$1,215,813	$1,220,601

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended April 30, 2011, we recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying amount of the applicable long-lived assets from $0.7 million to their fair value of zero. We recorded no impairment charges related to assets at under-performing stores during the 13 weeks ended April 28, 2012.

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

In the fourth quarter of fiscal 2011, we recorded a preliminary estimate of goodwill impairment of $28.3 million that is subject to finalization (see Note 3).

7.	Derivative Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of these forward exchange contracts is generally less than one year. These contracts are treated as cash-flow hedges. Amounts reported in accumulated other comprehensive loss related to these forward foreign exchange contracts will be reclassified to cost of goods sold over a three-month period. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and Canadian entities. The purpose of these contracts is to protect us from fluctuations in the exchange rate for Canadian and United States dollars upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

We have four interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. All four caps were designated on the date of execution as cash-flow hedges. In December 2010, we paid approximately $12.1 million to enter into these caps. This premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. We estimate that approximately $0.4 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive loss and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains or losses on the derivative representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

We had the following outstanding derivatives designated as cash-flow hedges (in thousands):

	April 28, 2012		January 28, 2012		April 30, 2011
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	9	11,632	12	14,154	3	2,483

Total	13	$711,632	16	$714,154	7	$702,483

In addition to the cash-flow hedges above, as of April 28, 2012 and April 30, 2011, we had one forward foreign exchange contract with a notional amount of $2.4 million and $2.9 million, respectively, that was not designated as a hedge. The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands).

	April 28, 2012		January 28, 2012		April 30, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate derivatives
Balance Sheet Location	Other Assets		Other Assets		Other Assets
Purchased Caps	$2,045		$1,361		$9,838
Foreign exchange derivatives
Balance Sheet Location		Accrued liabilities		Accrued liabilities		Accrued liabilities
Forward foreign exchange contracts		$330		$13		$238

Total	$2,045	$330	$1,361	$13	$9,838	$238

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	13 weeks ended April 28, 2012
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(9,931)	Interest expense	$(53)
Foreign exchange derivatives
Forward foreign exchange contracts	(160)	Cost of goods sold	83

Total	$(10,091)		$30

	13 weeks ended April 30, 2011
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(2,025)	Interest expense	$—
Foreign exchange derivatives
Forward foreign exchange contracts	(223)	Cost of goods sold	(101)

Total	$(2,248)		$(101)

8.	Share-based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consisted of the following (in thousands):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Stock options	$1,407	$1,402

Total	$1,407	$1,402

9.	Variable Interest Entity

Gymboree China, Gymboree Tianjin and the Company are indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital, Gymboree China and Gymboree Tianjin have been determined to be variable interest entities, and we (as well as our 100%-owned subsidiaries) are a member of a related party group that controls the VIEs and absorbs the economics of the VIEs. Based on our relationship with the VIEs, we determined that we are most closely associated with the VIEs, and therefore, consolidate them as the primary beneficiary. However, as we have a 0% ownership interest in the VIEs, 100% of the results of operations of the VIEs are recorded as noncontrolling interest. The assets of the VIEs cannot be used by us. The liabilities of the VIEs are comprised mainly of short-term accrued expenses, and its creditors have no recourse to our general credit or assets.

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of April 28, 2012 and January 28, 2012 and the condensed consolidated statement of operations for the 13 weeks ended April 28, 2012 (in thousands):

Condensed Consolidating Balance Sheets

	April 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Current assets	$327,746	$11,536	$(2,466)	$336,816
Non-current assets	1,746,957	857	—	1,747,814

Total assets	$2,074,703	$12,393	$(2,466)	$2,084,630

Current liabilities	$149,593	$9,098	$(2,317)	$156,374
Non-current liabilities	1,473,680	59	—	1,473,739

Total liabilities	1,623,273	9,157	(2,317)	1,630,113

Total stockholders’ equity	451,430	—	(149)	451,281
Noncontrolling interest	—	3,236	—	3,236

Total liabilities and stockholders’ equity	$2,074,703	$12,393	$(2,466)	$2,084,630

	January 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Current assets	$355,073	$6,692	$(983)	$360,782
Non-current assets	1,752,303	702	—	1,753,005

Total assets	$2,107,376	$7,394	$(983)	$2,113,787

Current liabilities	$187,812	$4,074	$(983)	$190,903
Non-current liabilities	1,474,189	56	—	1,474,245

Total liabilities	1,662,001	4,130	(983)	1,665,148

Total stockholders’ equity	445,375	—	—	445,375
Noncontrolling interest	—	3,264	—	3,264

Total liabilities and stockholders’ equity	$2,107,376	$7,394	$(983)	$2,113,787

Condensed Consolidating Statement of Operations

	For the 13 weeks ended April 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$297,931	$2,143	$(2,323)	$297,751
Cost of goods sold	(176,049)	(242)	364	(175,927)
Operating expenses	(90,894)	(2,655)	1,810	(91,739)

Operating income (loss)	30,988	(754)	(149)	30,085
Other non-operating expense	(22,889)	(13)	—	(22,902)

Income (loss) before income taxes	8,099	(767)	(149)	7,183
Income tax expense	(2,954)	(59)	—	(3,013)

Net income (loss)	5,145	(826)	(149)	4,170
Net loss attributable to noncontrolling interest	—	826	—	826

Net income attributable to The Gymboree Corporation	$5,145	$—	$(149)	$4,996

10.	Segments

We have four reportable segments: retail stores, Gymboree Play & Music, retail franchise, and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated. The retail stores segment includes four operating segments (brands) which sell high-quality apparel for children: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because, in our judgment, these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. We believe that disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution center and shared corporate services) is included in the retail stores segment. Amounts previously reported have been reclassified to conform to the addition of the retail franchise reportable segment to the current year presentation. Additionally, we completed the allocation of goodwill and certain other intangible assets to our reporting units and segments during the fourth quarter of fiscal 2011, and have restated the segment disclosures below as of April 30, 2011, resulting in the allocation of $16.4 million and $23.6 million of goodwill, and $36.2 million and $4.7 million of certain other intangible assets, to our Gymboree Play & Music and retail franchise reportable segments, respectively, and in the allocation of $39.8 million of goodwill to our Canada and Australia geographical segments.

The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended April 28, 2012
	Retail Stores	Gymboree Play & Music	Retail Franchise	VIE	Intersegment Elimination	Total
Net sales	$288,029	$6,050	$3,852	$2,143	$(2,323)	$297,751
Operating income (loss)	27,619	1,920	1,449	(754)	(149)	30,085
Total assets	1,982,794	63,324	28,585	12,393	(2,466)	2,084,630

	13 Weeks Ended April 30, 2011
	Retail Stores	Gymboree Play & Music	Retail Franchise	Total
Net sales	$265,882	$2,925	$1,449	$270,256
Operating income	24,536	1,066	692	26,294
Total assets	2,014,844	58,712	29,477	2,103,033

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music and VIE reportable segments recorded $0.5 million and $1.8 million, respectively, in intersegment revenues for the 13 weeks ended April 28, 2012. There were no other material intersegment revenues.

We attribute retail store revenues to individual countries based on selling location. For Gymboree Play & Music and retail franchise, all sales were attributed to the United States. The following tables provide the summary financial data of each geographical segment (in thousands):

	13 Weeks Ended April 28, 2012
	Canada	Australia	China	Total International
Net sales	$9,879	$600	$342	$10,821
Long-lived assets	44,932	6,408	857	52,197

	13 Weeks Ended April 30, 2011
	Canada	Australia	Total International
Net sales	$8,897	$490	$9,387
Long-lived assets	40,754	6,084	46,838

11.	Condensed Guarantor Data

The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in the non-guarantor subsidiaries. As of April 30, 2011, all of our goodwill and $3.7 million of certain other intangible assets had been allocated to The Gymboree Corporation for the purposes of our guarantor and non-guarantor subsidiaries disclosure. During the fourth quarter of fiscal 2011, we completed the allocation of goodwill and certain other intangible assets to our guarantor and non-guarantor subsidiaries, which resulted in $887.6 million and $39.8 million of goodwill being allocated to guarantor and non-guarantor subsidiaries, respectively and $3.7 million of other intangible assets being allocated to our guarantor subsidiaries. These adjustments have been reflected in the tables below for prior periods. Intercompany transactions are eliminated.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	April 28, 2012
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$69,338	$6,823	$12,107	$—	$88,268
Accounts receivable, net of allowance	2,321	19,201	3,742	—	25,264
Merchandise inventories	—	180,637	5,086	(32)	185,691
Prepaid income taxes	2,753	5	462	—	3,220
Prepaid expenses	2,627	648	298	—	3,573
Deferred income taxes	19,011	12,126	—	(337)	30,800
Intercompany receivable	—	426,432	—	(426,432)	—

Total current assets	96,050	645,872	21,695	(426,801)	336,816

Property and Equipment, net	18,092	175,638	8,689	—	202,419
Deferred Income Taxes	13,170	—	1,791	(14,961)	—
Goodwill	—	859,297	39,800	—	899,097
Other Intangible Assets	—	594,387	187	—	594,574
Deferred Financing Costs	46,220	—	—	—	46,220
Other Assets	2,047	815	2,642	—	5,504
Investment in Subsidiaries	1,947,033	—	—	(1,947,033)	—

Total Assets	$2,122,612	$2,276,009	$74,804	$(2,388,795)	$2,084,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,119	$42,657	$1,178	$—	$48,954
Accrued liabilities	39,120	45,653	6,999	—	91,772
Current portion of long-term debt	15,648	—	—	—	15,648
Deferred income taxes	—	—	337	(337)	—
Intercompany payable	415,143	—	10,717	(425,860)	—

Total current liabilities	475,030	88,310	19,231	(426,197)	156,374
Long-Term Liabilities:
Long-term debt	1,192,241	—	—	—	1,192,241
Lease incentives and other liabilities	4,060	30,095	5,099	—	39,254
Deferred income taxes	—	257,205	—	(14,961)	242,244

Total Liabilities	1,671,331	375,610	24,330	(441,158)	1,630,113
Commitments and Contingencies	—	—	—	—	—
Total Stockholders’ Equity	451,281	1,900,399	47,238	(1,947,637)	451,281
Noncontrolling interest	—	—	3,236	—	3,236

Total Equity	451,281	1,900,399	50,474	(1,947,637)	454,517

Total Liabilities and Stockholders’ Equity	$2,122,612	$2,276,009	$74,804	$(2,388,795)	$2,084,630

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of January 28, 2012
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$58,910	$6,387	$12,613	$—	$77,910
Accounts receivable, net of allowance	4,676	20,886	1,715	—	27,277
Merchandise inventories	—	206,661	3,389	162	210,212
Prepaid income taxes	3,605	263	—	(132)	3,736
Prepaid expenses	3,689	1,538	305	—	5,532
Deferred income taxes	22,163	14,426	—	(474)	36,115
Intercompany receivable	—	413,415	—	(413,415)	—

Total current assets	93,043	663,576	18,022	(413,859)	360,782

Property and Equipment, net	18,794	174,573	8,785	—	202,152
Deferred Income Taxes	12,623	—	1,784	(14,407)	—
Goodwill	—	859,297	39,800	—	899,097
Other Intangible Assets	—	599,000	195	—	599,195
Deferred Financing Costs	47,915	—	—	—	47,915
Other Assets	1,361	813	2,472	—	4,646
Investment in subsidiaries	1,927,724	—	—	(1,927,724)	—

Total Assets	$2,101,460	$2,297,259	$71,058	$(2,355,990)	$2,113,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,412	$71,510	$1,105	$—	$79,027
Accrued liabilities	32,892	57,432	3,854	—	94,178
Income tax payable	—	—	132	(132)	—
Current portion of long-term debt	17,698	—	—	—	17,698
Deferred income taxes	—	—	474	(474)	—
Intercompany payable	402,815	—	10,116	(412,931)	—

Total current liabilities	459,817	128,942	15,681	(413,537)	190,903
Long-Term Liabilities:
Long-term debt	1,192,171	—	—	—	1,192,171
Lease incentives and other liabilities	4,097	27,743	4,739	—	36,579
Deferred income taxes	—	259,902	—	(14,407)	245,495

Total Liabilities	1,656,085	416,587	20,420	(427,944)	1,665,148
Commitments and Contingencies	—	—	—	—	—
Total Stockholders’ Equity	445,375	1,880,672	47,374	(1,928,046)	445,375
Noncontrolling interest	—	—	3,264	—	3,264

Total Equity	445,375	1,880,672	50,638	(1,928,046)	448,639

Total Liabilities and Stockholders’ Equity	$2,101,460	$2,297,259	$71,058	$(2,355,990)	$2,113,787

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of April 30, 2011
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$39,931	$2,992	$5,230	$—	$48,153
Accounts receivable, net of allowance	483	15,950	94	—	16,527
Merchandise inventories	—	160,630	2,882	154	163,666
Prepaid income taxes	16,020	—	529	—	16,549
Prepaid expenses	3,464	1,570	48	—	5,082
Deferred income taxes	23,923	11,809	44	—	35,776
Intercompany receivable	—	352,239	—	(352,239)	—

Total current assets	83,821	545,190	8,827	(352,085)	285,753

Property and Equipment, net	20,578	182,846	7,164	—	210,588
Deferred Income Taxes	12,925	—	843	(13,768)	—
Goodwill	—	887,597	39,800	—	927,397
Other Intangible Assets	—	613,154	242	—	613,396
Deferred Financing Costs	52,840	—	—	—	52,840
Other Assets	9,843	804	2,412	—	13,059
Investment in subsidiaries	1,917,915	—	—	(1,917,915)	—

Total Assets	$2,097,922	$2,229,591	$59,288	$(2,283,768)	$2,103,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,717	$31,340	$144	$—	$36,201
Accrued liabilities	38,539	40,501	1,235	—	80,275
Current portion of long-term debt	8,200	—	—	—	8,200
Intercompany payable	344,089	—	7,666	(351,755)	—

Total current liabilities	395,545	71,841	9,045	(351,755)	124,676
Long-Term Liabilities:
Long-term debt	1,207,613	—	—	—	1,207,613
Lease incentives and other liabilities	4,717	21,224	3,680	—	29,621
Deferred income taxes	—	264,845	—	(13,768)	251,077

Total Liabilities	1,607,875	357,910	12,725	(365,523)	1,612,987
Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	490,047	1,871,681	46,563	(1,918,245)	490,046

Total Liabilities and Stockholders’ Equity	$2,097,922	$2,229,591	$59,288	$(2,283,768)	$2,103,033

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED APRIL 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$393	$282,257	$11,704	$(6,238)	$288,116
Gymboree Play & Music	—	5,537	255	—	5,792
Retail Franchise	—	3,843	—	—	3,843
Intercompany revenue	11,795	770	1,801	(14,366)	—

Total net sales	12,188	292,407	13,760	(20,604)	297,751
Cost of goods sold, including buying and occupancy expenses	(1,333)	(172,575)	(7,960)	5,941	(175,927)

Gross profit	10,855	119,832	5,800	(14,663)	121,824
Selling, general and administrative expenses	(12,518)	(87,566)	(6,113)	14,458	(91,739)

Operating (loss) income	(1,663)	32,266	(313)	(205)	30,085
Interest income	31	—	28	—	59
Interest expense	(21,658)	—	—	—	(21,658)
Loss on extinguishment of debt	(1,237)	—	—	—	(1,237)
Other expense, net	(19)	—	(47)	—	(66)

(Loss) income before income taxes	(24,546)	32,266	(332)	(205)	7,183
Income tax benefit (expense)	10,189	(12,540)	(662)	—	(3,013)

Net (loss) income	(14,357)	19,726	(994)	(205)	4,170
Net loss attributable to noncontrolling interest	—	—	826	—	826
Equity in earnings of affiliates, net of tax	19,353	—	—	(19,353)	—

Net income (loss) attributable to The Gymboree Corporation	$4,996	$19,726	$(168)	$(19,558)	$4,996

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED APRIL 30, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$293	$260,067	$10,054	$(4,532)	$265,882
Gymboree Play & Music	—	2,925	—	—	2,925
Retail Franchise	—	1,449	—	—	1,449
Intercompany revenue	11,315	234	—	(11,549)	—

Total net sales	11,608	264,675	10,054	(16,081)	270,256
Cost of goods sold, including buying and occupancy expenses	(1,323)	(155,941)	(6,647)	4,515	(159,396)

Gross profit	10,285	108,734	3,407	(11,566)	110,860
Selling, general and administrative expenses	(11,532)	(81,560)	(3,047)	11,573	(84,566)

Operating (loss) income	(1,247)	27,174	360	7	26,294
Interest income	—	26	27	—	53
Interest expense	(24,003)	—	—	—	(24,003)
Loss on extinguishment of debt	(19,563)	—	—	—	(19,563)
Other income (expense), net	37	—	(7)	—	30

(Loss) income before income taxes	(44,776)	27,200	380	7	(17,189)
Income tax benefit (expense)	17,661	(10,750)	(162)	—	6,749
Equity in earnings of affiliates, net of tax	16,675	—	—	(16,675)	—

Net (loss) income	$(10,440)	$16,450	$218	$(16,668)	$(10,440)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED APRIL 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(426)	$21,242	$(840)	$—	$19,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(460)	(7,730)	(435)	—	(8,625)
Investment in subsidiaries	(180)	—	—	180	—
Other	—	(59)	(117)	—	(176)

Net cash used in investing activities	(640)	(7,789)	(552)	180	(8,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	12,418	(13,017)	599	—	—
Payments on Term Loan	(2,050)	—	—	—	(2,050)
Deferred financing costs	(1,274)	—	—	—	(1,274)
Investment by Parent	—	—	180	(180)	—
Investment by affiliate of Parent	2,400	—	—	—	2,400

Net cash provided by (used in) financing activities	11,494	(13,017)	779	(180)	(924)

Effect of exchange rate fluctuations on cash	—	—	107	—	107

Net increase (decrease) in cash and cash equivalents	10,428	436	(506)	—	10,358
CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	—	77,910

End of Period	$69,338	$6,823	$12,107	$—	$88,268

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED APRIL 30, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities	$15,776	$2,392	$790	$—	$18,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(769)	(6,861)	(261)	—	(7,891)
Acquisition of business, net of cash acquired	(1,352)	—	—	—	(1,352)
Other	—	(61)	—	—	(61)

Net cash used in investing activities	(2,121)	(6,922)	(261)	—	(9,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	833	992	(1,825)	—	—
Proceeds from Term Loan	820,000	—	—	—	820,000
Payments on Term Loan	(822,050)	—	—	—	(822,050)
Proceeds from ABL facility	20,656	—	—	—	20,656
Payments on ABL facility	(20,656)	—	—	—	(20,656)
Deferred financing costs	(6,529)	—	—	—	(6,529)
Investment by Parent	14,865	—	—	—	14,865

Net cash provided by (used in) financing activities	7,119	992	(1,825)	—	6,286

Effect of exchange rate fluctuations on cash	—	—	89	—	89

Net increase (decrease) in cash and cash equivalents	20,774	(3,538)	(1,207)	—	16,029
CASH AND CASH EQUIVALENTS:
Beginning of Period	19,157	6,530	6,437	—	32,124

End of Period	$39,931	$2,992	$5,230	$—	$48,153

The Company and its guarantor subsidiaries participate in a cash pooling program. As part of this program, cash balances are generally swept on a daily basis between the guarantor subsidiary bank accounts and those of the Company. In addition, the Company pays expenses on behalf of its guarantor and non-guarantor subsidiaries on a regular basis. These types of transactions have been accounted for as intercompany transfers within financing activities.

The Company’s transactions include interest, tax payments and intercompany sales transactions related to administrative costs incurred by the Company, which are billed to guarantor and non-guarantor subsidiaries on a cost plus basis. All intercompany transactions are presumed to be settled in cash and therefore are included in operating activities. Non-operating cash flow changes have been classified as financing activities.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of April 28, 2012 and April 30, 2011, and the related condensed consolidated statements of operations, comprehensive income (loss), and cash flows for the thirteen week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of January 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 26, 2012, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in the Company’s method of presenting comprehensive income for the year ended January 28, 2012, due to the adoption of Financial Accounting Standards Board Accounting Update No. 2011-05, Presentation of Comprehensive Income. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated interim financial statements, the Company changed its method of presenting comprehensive income during the fiscal year ended January 28, 2012, due to the adoption of Financial Accounting Standards Board Accounting Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to the quarter ended April 30, 2011.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 11, 2012

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

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed with the Securities and Exchange Commission on April 26, 2012 (the “Fiscal 2011 Annual Report”). We encourage you to read these risk factors disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments, except as otherwise required by law.

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of April 28, 2012, we operated a total of 1,166 retail stores, including 1,119 stores in the United States (586 Gymboree® stores, 152 Gymboree Outlet stores, 125 Janie and Jack® shops and 256 Crazy 8® stores), 41 Gymboree stores in Canada, 3 Gymboree stores in Australia, 1 Gymboree store in Puerto Rico and 2 Gymboree Outlet stores in Puerto Rico, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. The Company also offers directed parent-child developmental play programs at 716 franchised and Company-operated Gymboree Play & Music® centers in the United States and 39 other countries. In addition, as of April 28, 2012, third-party overseas partners operated 28 Gymboree retail stores in the Middle East and South Korea, and Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the “Joint Venture” or “VIEs”) operated two Gymboree retail stores in China.

During the first quarter of fiscal 2012, we opened 24 stores, of which 22 were Crazy 8 stores. During the remainder of fiscal 2012, we plan to open approximately 81 new stores consisting mostly of Crazy 8 stores.

Results of Operations

13 weeks ended April 28, 2012, compared to 13 weeks ended April 30, 2011

Net Sales

Net retail sales for the first quarter of fiscal 2012 increased to $288.1 million from $265.9 million in the same period last year, an increase of $22.2 million, or 8.3%. Comparable store sales for the first quarter of fiscal 2012 increased 1% compared to the same period in the prior year. The increase in net retail sales was also due to net store and square footage growth of 79 stores and approximately 183,000 square feet, respectively. There were 1,166 stores open at April 28, 2012 compared to 1,087 at April 30, 2011.

Gymboree Play & Music net sales for the first quarter of fiscal 2012 increased to $5.8 million from $2.9 million in the same period last year, an increase of $2.9 million or 100%. This increase was primarily due to the termination of our agreement with a Gymboree Play & Music master franchisee in China in the third quarter of fiscal 2011. Upon this termination, we assumed the role of master franchisor, resulting in the recording of an additional $2.6 million in revenue for the first quarter of fiscal 2012 from the unit franchisees. We previously recorded revenue net of the fee paid to the previous master franchisor for servicing the unit franchisees.

Retail franchise net sales for the first quarter of fiscal 2012 increased to $3.8 million from $1.4 million in the same period last year. As of April 28, 2012, our third-party overseas partners operated 28 Gymboree stores, compared to seven stores as of the end of the same period last year.

Gross Profit

Gross profit for the first quarter of fiscal 2012 increased to $121.8 million from $110.9 million in the same period last year. However, the first quarter of fiscal 2011 included a $10.7 million adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting. If this adjustment was excluded, gross profit as a percentage of sales for the first quarter of 2012, when compared to the same period last year, decreased due to higher average unit costs resulting from higher commodity prices (primarily cotton).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $91.7 million in the first quarter of fiscal 2012 compared to $84.6 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 30.8% for the first quarter of fiscal 2012 compared to 31.3% in the same period last year. This decrease was primarily due to the following (all as a percentage of sales): lower depreciation and amortization costs; lower impairment charges related to underperforming stores; and lower bank card fees partially offset by increased expenses related to the Joint Venture.

Interest Expense

Interest expense decreased to $21.7 million in the first quarter of fiscal 2012 compared to $24 million in the same period last year. The decrease of $2.3 million is primarily related to fees paid in connection with the refinancing of our $820 million senior secured term loan facility (“Term Loan”) in the first quarter of fiscal 2011.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was $1.2 million for the first quarter of fiscal 2012 compared to $19.6 million in the same period last year. In March 2012, we amended and restated our senior secured asset-based revolving credit facility (as so amended and restated, “ABL” or “ABL Facility” and, together with the Term Loan, collectively, the “Senior Credit Facilities”) to, among other things, lower the interest rate and extend the maturity date. The loss recorded in the first quarter of 2011 was due to the refinancing of our Term Loan in February 2011.

Income Taxes

The effective tax rate for the first quarter of fiscal 2012 and 2011 was 41.9% and 39.3%, respectively. The actual fiscal 2012 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2012, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. Although timing of the resolution and/or closure of audits is not certain, we do not believe it is reasonably possible that our unrecognized tax benefits would materially change in the next 12 months.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $88.3 million at April 28, 2012 an increase of $10.4 million from January 28, 2012. As of April 28, 2012 and January 28, 2012, cash and cash equivalents include $6.5 million and $4.9 million, respectively, held by the two entities that make up the Joint Venture, which we have determined to be variable interest entities of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 9 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of April 28, 2012 was $180.4 million compared to $169.9 million as of January 28, 2012.

Net cash provided by operating activities for the 13 weeks ended April 28, 2012 was $20.0 million, which is relatively flat compared to $19.0 million in the same period last year.

Net cash used in investing activities for the 13 weeks ended April 28, 2012 was $8.8 million compared to $9.3 million in the same period last year, and consisted primarily of capital expenditures related to the opening of new stores, information technology improvements, and investments in our distribution center.

Net cash used in financing activities for the 13 weeks ended April 28, 2012 was $0.9 million, compared to net cash provided by financing activities of $6.3 million in the same period last year. Net cash used in financing activities for the 13 weeks ended April 28, 2012 was primarily related to a quarterly principal payment of $2.1 million on our Term Loan as well as costs paid to refinance our ABL, partially offset by a capital contribution from an affiliate of our indirect parent company, Giraffe Holding, Inc. (“Parent”). Net cash provided by financing activities during the 13 weeks ended April 30, 2011 was primarily related to capital contributions made by Parent to us of $14.9 million partially offset by $6.6 million in costs paid in connection with the February 2011 refinancing of our Term Loan and $2.1 million in quarterly principal payments on our Term Loan. We anticipate cash used in financing activities during the remainder of fiscal 2012 to include a $15.6 million prepayment on our Term Loan due to fiscal 2011 excess cash flow (see Note 5 to the condensed consolidated financial statements included elsewhere in this quarterly report).

We have an $820 million Term Loan and a $225 million ABL Facility. As of April 28, 2012, $809.8 million was outstanding under the Term Loan and no amounts were outstanding under the ABL Facility. There was approximately $172.5 million of undrawn availability under the ABL at April 28, 2012. Amounts available under the ABL are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL also contains financial covenants. As of April 28, 2012, the Company was in compliance with these covenants.

We anticipate that cash and cash equivalents generated by operations, the remaining funds available under our Term Loan and ABL, and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to repay or refinance our indebtedness, including the Term Loan, the ABL and the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations,” in our Fiscal 2011 Annual Report.

There have been no material changes outside the ordinary course of business to our contractual obligations since January 28, 2012, as disclosed in our Fiscal 2011 Annual Report.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2011 Annual Report.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)

In the table below, we present Adjusted EBITDA (which is defined as net income (loss) before interest expense, interest income, income tax expense/benefit, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this quarterly report because we consider it an important supplemental measure of performance used by management and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations.

The following table is a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated:

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
	(In thousands)
Net income (loss) attributable to The Gymboree Corporation	$4,996	$(10,440)
Reconciling items (a):
Interest expense	21,658	24,003
Interest income	(48)	(53)
Income tax expense (benefit)	2,954	(6,749)
Depreciation and amortization (b)	14,162	14,245
Non-cash share-based compensation expense	1,407	1,402
Loss on disposal/impairment on assets	62	768
Loss on extinguishment of debt	1,237	19,563
Acquisition-related adjustments (c)	4,398	16,606

Adjusted EBITDA	$50,826	$59,345

(a)	Exlude amounts related to noncontrolling interest, which are already excluded from net income (loss) attributable to The Gymboree Corporation
(b)	Includes the following (in thousands):

Amortization of intangible assets (impacts SG&A)	$4,340	$4,144
Amortization of below and above market leases (impacts COGS)	(548)	(513)

	$3,792	$3,631

(c)	Includes the following (in thousands):

Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting (impacts COGS)	$-	$10,731
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	2,324	2,422
Legal, accounting and sponsor fees, as well as other costs incurred as a result of the Merger (impacts SG&A)	872	1,966
Decrease in net sales due to the elimination of deferred revenue related to the Company's co-branded credit card program in purchase accounting (impacts net sales)	1,202	1,487

	$4,398	$16,606

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and Canadian entities. The purpose of these contracts is to protect us from fluctuations in the exchange rate for Canadian and United States dollars upon the settlement of such balances.

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
April 28, 2012	$14,016	$(330)	$1.02
January 28, 2012	$14,154	$(13)	$0.99
April 30, 2011	$5,370	$(238)	$1.06

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the outstanding Term Loan. We had $809.8 million outstanding under our Term Loan as of April 28, 2012, bearing interest at variable rates. A 0.125% increase in the floating rates applicable to the indebtedness outstanding under the Term Loan would have increased annual interest expense by approximately $1.0 million. The Term Loan and the ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of April 28, 2012, January 28, 2012, and April 30, 2011 accumulated other comprehensive loss included approximately $9.9 million, $10.7 million, and $2.2 million respectively, in unrealized losses related to the interest rate caps.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and Principal Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal 2012, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. EXHIBITS

10.1	Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders.(1)

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Lynda G. Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda G. Gustafson Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the corresponding exhibit to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

June 11, 2012	By: /s/ Matthew K. McCauley
Date	Matthew K. McCauley Chief Executive Officer; Director

Exhibit Index

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders.(1)

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Lynda G. Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda G. Gustafson Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

(1)	Incorporated by reference to the corresponding exhibit to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.