Form 10-Q
period 2012-07-28
GYMBOREE CORP
filed 2012-09-10
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended July 28, 2012

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

As of September 10, 2012, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

Part I — FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 28, 2012	January 28, 2012	July 30, 2011
Assets
Current Assets:
Cash and cash equivalents	$54,555	$77,910	$54,762
Accounts receivable, net of allowance of $200, $114 and $163	25,173	27,277	19,342
Merchandise inventories	220,209	210,212	215,866
Prepaid income taxes	5,295	3,736	15,467
Prepaid expenses	4,498	5,532	5,440
Deferred income taxes	41,328	36,115	47,238

Total current assets	351,058	360,782	358,115

Property and Equipment:
Land and buildings	22,428	22,428	22,405
Leasehold improvements	159,770	146,497	135,535
Furniture, fixtures and equipment	90,061	82,606	76,125

	272,259	251,531	234,065
Less accumulated depreciation and amortization	(69,624)	(49,379)	(26,164)

	202,635	202,152	207,901
Goodwill	899,097	899,097	927,397
Other Intangible Assets	589,943	599,195	609,009
Deferred Financing Costs	44,695	47,915	51,237
Other Assets	5,006	4,646	9,939

Total Assets	$2,092,434	$2,113,787	$2,163,598

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$84,964	$79,027	$72,397
Accrued liabilities	89,906	94,178	74,581
Line of credit	—	—	40,000
Current portion of long-term debt	—	17,698	8,200

Total current liabilities	174,870	190,903	195,178

Long-Term Liabilities:
Long-term debt	1,192,312	1,192,171	1,205,631
Lease incentives and other deferred liabilities	34,045	28,681	24,444
Unrecognized tax benefits	7,407	7,898	8,397
Deferred income taxes	239,985	245,495	248,473

Total Liabilities	1,648,619	1,665,148	1,682,123

Commitments and Contingencies	—	—	—
Stockholders’ Equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	521,615	519,589	526,354
Accumulated deficit	(76,661)	(68,389)	(40,416)
Accumulated other comprehensive loss	(5,783)	(5,825)	(4,463)

Total Stockholders’ Equity	439,171	445,375	481,475
Noncontrolling interest	4,644	3,264	—

Total Equity	443,815	448,639	481,475

Total Liabilities and Stockholders’ Equity	$2,092,434	$2,113,787	$2,163,598

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales:
Retail	$259,114	$253,407	$547,230	$519,290
Gymboree Play & Music	5,799	3,349	11,591	6,274
Retail Franchise	3,839	2,280	7,682	3,729

Total net sales	268,752	259,036	566,503	529,293
Cost of goods sold, including buying and occupancy expenses	(179,564)	(167,004)	(355,491)	(326,400)

Gross profit	89,188	92,032	211,012	202,893
Selling, general and administrative expenses	(95,595)	(88,881)	(187,334)	(173,448)

Operating (loss) income	(6,407)	3,151	23,678	29,445
Interest income	45	34	104	87
Interest expense	(21,193)	(21,927)	(42,851)	(45,930)
Loss on extinguishment of debt	—	—	(1,237)	(19,563)
Other expense, net	(24)	(80)	(90)	(51)

Loss before income taxes	(27,579)	(18,822)	(20,396)	(36,012)
Income tax benefit	13,513	11,891	10,500	18,640

Net loss	(14,066)	(6,931)	(9,896)	(17,372)
Net loss attributable to noncontrolling interest	798	—	1,624	—

Net loss attributable to The Gymboree Corporation	$(13,268)	$(6,931)	$(8,272)	$(17,372)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net loss	$(14,066)	$(6,931)	$(9,896)	$(17,372)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(30)	19	(59)	552
Unrealized net (loss) gain on cash flow hedges, net of tax of $232, $-, $263, and $-	(336)	(3,129)	99	(5,253)

Total other comprehensive (loss) income, net of tax	(366)	(3,110)	40	(4,701)

Comprehensive loss	(14,432)	(10,041)	(9,856)	(22,073)
Comprehensive loss attributable to noncontrolling interest	842	—	1,656	—

Comprehensive loss attributable to The Gymboree Corporation	$(13,590)	$(10,041)	$(8,200)	$(22,073)

See notes to condensed consolidated financial statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	July 28, 2012	July 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,896)	$(17,372)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Write-off of deferred financing costs and original issue discount	1,237	15,860
Depreciation and amortization	28,923	28,617
Amortization of deferred financing costs and accretion of original issue discount	3,471	3,370
Interest rate cap contracts—adjustment to market	114	—
Loss on disposal/impairment of assets	1,264	2,260
Benefit for deferred income taxes	(10,880)	(19,913)
Share-based compensation expense	2,917	2,872
Other non-cash expense	1,430	—
Change in assets and liabilities:
Accounts receivable	(312)	(5,667)
Merchandise inventories	(10,084)	(31,467)
Prepaid expenses and other assets	933	(606)
Prepaid income taxes	(1,557)	(198)
Accounts payable	5,944	17,890
Accrued liabilities	(9,680)	(7,148)
Lease incentives and other deferred liabilities	6,612	8,184

Net cash provided by (used in) operating activities	10,436	(3,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(18,516)	(16,784)
Acquisition of business, net of cash acquired	—	(1,352)
Other	(231)	(213)

Net cash used in investing activities	(18,747)	(18,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	—	820,000
Payments on Term Loan	(17,698)	(824,100)
Proceeds from ABL facility	—	60,656
Payments on ABL facility	—	(20,656)
Deferred financing costs	(1,347)	(6,665)
Investment by Parent	—	14,865
Investment by affiliate of Parent	2,400	—
Capital contribution to noncontrolling interest	1,595	—

Net cash (used in) provided by financing activities	(15,050)	44,100

Effect of exchange rate fluctuations on cash	6	205

Net (decrease) increase in cash and cash equivalents	(23,355)	22,638
CASH AND CASH EQUIVALENTS:
Beginning of period	77,910	32,124

End of period	$54,555	$54,762

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$8,058	$5,800
Non-cash capital contribution to noncontrolling interest	$1,430	$—
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$2,747	$1,068
Cash paid for interest	$40,277	$41,434

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and our 100%-owned subsidiaries, as well as Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the “Joint Venture” or “VIEs”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission on April 26, 2012.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature, except the loss on extinguishment of debt further described in Notes 4 and 5, recorded in the 13 week period ended April 28, 2012 and the 13 week period ended April 30, 2011, respectively, and a $10.7 million adjustment to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting related to the Merger (as defined below) recorded in the 13 week period ended April 30, 2011.

The results of operations for the 13 and 26 weeks ended July 28, 2012 are not necessarily indicative of the operating results that may be expected for the 53 week period ending February 2, 2013 (“fiscal 2012”) or any future period.

Reclassifications

Retail Franchise net sales, previously reported in Other net sales for the 13 and 26 weeks ended July 30, 2011, have been separately disclosed to conform to the current year presentation.

Correction of Other Classifications

In the accompanying condensed consolidated balance sheet as of July 30, 2011, we reclassified approximately $4.4 million of leasehold improvement costs previously reported within “land and buildings” to be reported within “leasehold improvements” to properly classify such costs. Our net property and equipment balance as of July 30, 2011 did not change as a result of such reclassifications.

Correction of Merger Purchase Price Allocation

In the accompanying condensed consolidated balance sheet as of July 30, 2011, we made adjustments to goodwill and to certain of our other intangible assets and deferred tax liabilities as a result of correcting the final purchase price allocation related to the acquisition (the “Merger” and, together with the related transactions, collectively, the “Transaction”) of the Company by certain investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”), on November 23, 2010 (the “Transaction Date”). Amounts previously reported as of July 30, 2011 have been restated to reflect these adjustments, as summarized in the following table (in thousands):

	As of July 30, 2011
	Balance as Previously Reported	Adjustments	Corrected Balance
Goodwill	$934,639	$(7,242)	$927,397

Trade names	$560,291	$6,900	$567,191
Franchise agreements	1,808	4,700	6,508
Customer relationships, below market leases, and co-branded credit card agreement	35,310	—	35,310

Other Intangible Assets	$597,409	$11,600	$609,009

Total Assets	$2,159,240	$4,358	$2,163,598

Long-term deferred income tax liability	$(244,115)	$(4,358)	$(248,473)

Total Liabilities	$(1,677,765)	$(4,358)	$(1,682,123)

2.	Recently Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, this guidance requires entities to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. We adopted this guidance as of January 29, 2012. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. This new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We early adopted this guidance effective for our fiscal year ended January 28, 2012, as permitted under the standard, and applied it retrospectively to the 13 and 26 week periods ended July 30, 2011, as required, to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements.

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

In July 2012, the FASB issued guidance to amend the testing of indefinite-lived intangible assets for impairment. This new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, as a basis for determining whether a qualitative impairment test should be performed. This guidance will be effective for us as of February 3, 2013. We do not anticipate a material impact to our consolidated financial statements upon adoption.

3.	Goodwill and Intangible Assets and Liabilities

Intangible Assets and Liabilities:

Intangible assets and liabilities consist of the following (in thousands):

	July 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,405		$567,405

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(26,612)	9,788
Below market leases	7,052	(2,322)	4,730
Co-branded credit card agreement	4,000	(1,035)	2,965
Franchise agreements	6,600	(1,545)	5,055

	54,052	(31,514)	22,538

Total other intangible assets	$621,457	$(31,514)	$589,943

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,627)	$5,834	$(10,793)

	January 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,288		$567,288

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(18,699)	17,701
Below market leases	7,055	(1,637)	5,418
Co-branded credit card agreement	4,000	(727)	3,273
Franchise agreements	6,600	(1,085)	5,515

	54,055	(22,148)	31,907

Total other intangible assets	$621,343	$(22,148)	$599,195

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,631)	$4,114	$(12,517)

	July 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,191		$567,191

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(10,786)	25,614
Below market leases	7,064	(948)	6,116
Co-branded credit card agreement	4,000	(420)	3,580
Franchise agreements	6,600	(92)	6,508

	54,064	(12,246)	41,818

Total other intangible assets	$621,255	$(12,246)	$609,009

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,644)	$2,411	$(14,233)

During the 13 and 26 week periods ended July 28, 2012 and July 30, 2011, we recorded net amortization income of approximately $0.5 million and $1.0 million, respectively, in cost of goods sold (“COGS”). During the 13 week periods ended July 28, 2012 and July 30, 2011, we recorded amortization expense of approximately $4.4 million and $4.1 million, respectively, in selling, general and administrative expenses (“SG&A”). During the 26 week periods ended July 28, 2012 and July 30, 2011, we recorded amortization expense of approximately $8.7 million and $8.3 million, respectively, in SG&A. We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2012 and each of the next five fiscal years (in thousands):

	Below Market	Above Market	Other
Fiscal	Leases	Leases	Intangibles	Total
2012 (remaining 27 weeks)	$687	$(1,559)	$8,680	$7,808
2013	1,160	(2,634)	3,409	1,935
2014	1,065	(2,055)	1,534	544
2015	841	(1,611)	1,534	764
2016	484	(1,460)	1,393	417
2017	343	(1,048)	332	(373)

Goodwill:

In the fourth quarter of fiscal 2011, due to higher average unit costs and a higher level of markdown selling, we concluded that there was goodwill impairment in the Gymboree Outlet reporting unit. We recorded an estimate of impairment for goodwill of $28.3 million in the fourth quarter of fiscal 2011. The impairment charge was subject to finalization of fair values, which we have now completed, with no material change to the previously recorded estimate.

4.	Line of Credit

As part of the Transaction, we entered into a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). As a result of this amendment and restatement, we recorded a loss on extinguishment of debt of $1.2 million during the 13 weeks ended April 28, 2012. The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of July 28, 2012, availability under the ABL was approximately $176.7 million. The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 5), subject to the satisfaction of certain conditions. Principal amounts outstanding under the ABL are due and payable in full in March 2017. Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder of 0.375% per annum. If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of July 28, 2012, we were in compliance with these covenants. As of July 28, 2012, there was $40.1 million of commercial and standby letters of credit outstanding and no borrowings outstanding. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. We and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

5.	Long-Term Debt

Long-term debt consists of (in thousands):

	July 28, 2012	January 28, 2012	July 30, 2011
Senior secured term loan facility, net of discount of $1,791, $1,931 and $2,069	$792,312	$809,869	$813,831
9.125% senior notes	400,000	400,000	400,000

Subtotal	1,192,312	1,209,869	1,213,831
Less current portion	—	(17,698)	(8,200)

Long-term debt—less current portion	$1,192,312	$1,192,171	$1,205,631

As part of the Transaction, we entered into an agreement with several lenders to establish an $820 million senior secured term loan facility (“Term Loan”). The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 4. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. The Term Loan requires us to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We prepaid $15.6 million of the Term Loan with a portion of our excess cash flow for fiscal 2011 during the 13 weeks ended July 28, 2012. We may (but are not required to) apply a portion of this prepayment toward our quarterly amortization payments payable under the Term Loan in fiscal 2012 and fiscal 2013. The Term Loan is presented net of the related original issue discount (“OID”), which was $4.1 million on the Transaction Date. Accretion of OID is included in interest expense and was not material for the 13 and 26 weeks ended July 28, 2012 or July 30, 2011. In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. During the 13 weeks ended April 30, 2011, we recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $14.1 million in deferred financing costs and $1.8 million of OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. The Company and our 100% owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

As part of the Transaction, we issued $400 million aggregate principal amount of 9.125% senior notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, we will not be entitled to redeem the Notes at our option prior to December 1, 2014. The Notes are unsecured senior obligations of the Company. The Company and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 11).

Interest expense was $21.2 million and $42.9 million for the 13 and 26 weeks ended July 28, 2012, including $1.7 million and $3.5 million, respectively, of amortization of deferred financing costs and accretion of OID. For the 13 and 26 weeks ended July 30, 2011, interest expense was $21.9 million and $45.9 million, respectively, including $1.7 million and $3.4 million, respectively, of amortization of deferred financing costs and accretion of OID.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of July 28, 2012, January 28, 2012, and July 30, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall. There were no purchases, sales, issuances, or settlements related to recurring Level 3 measurements during the 13 and 26 weeks ended July 28, 2012 or July 30, 2011. There were no transfers into or out of Level 1 and Level 2 during the 13 and 26 weeks ended July 28, 2012 or July 30, 2011.

	July 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$29,176	$—	$—	$29,176
Interest rate caps	—	1,087	—	1,087

Total	$29,176	$1,087	$—	$30,263

Liabilities
Forward foreign exchange contracts	$—	$14	$—	$14

	January 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$57,365	$—	$—	$57,365
Interest rate caps	—	1,361	—	1,361

Total	$57,365	$1,361	$—	$58,726

Liabilities
Forward foreign exchange contracts	$—	$13	$—	$13

	July 30, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$45,214	$—	$—	$45,214
Interest rate caps	—	6,667	—	6,667

Total	$45,214	$6,667	$—	$51,881

Liabilities
Forward foreign exchange contracts	$—	$91	$—	$91

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

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by our counterparties. However, as of July 28, 2012, January 28, 2012, and July 30, 2011, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. We had no other financial assets or liabilities measured at fair value as of July 28, 2012, January 28, 2012 and July 30, 2011.

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

	July 28, 2012		January 28, 2012		July 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$792,312	$756,658	$809,869	$721,609	$813,831	$792,737
Notes	400,000	373,000	400,000	358,000	400,000	386,000

	$1,192,312	$1,129,658	$1,209,869	$1,079,609	$1,213,831	$1,178,737

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended July 28, 2012, we recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying amount of the applicable long-lived assets from $0.9 million to their fair value of zero. During the 13 and 26 weeks ended July 30, 2011, we recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying amount of the applicable long-lived assets from $1.3 million and $2.0 million, respectively, to their fair value of zero.

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

During the fourth quarter of fiscal 2011, we recorded a preliminary estimate of goodwill impairment of $28.3 million that was finalized during the second quarter of fiscal 2012, with no material change to the previously recorded estimate.

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

We have four interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. All four caps were designated on the date of execution as cash-flow hedges. In December 2010, we paid approximately $12.1 million to enter into these caps. This premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. We estimate that approximately $0.6 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash-flow hedges (US dollars in thousands):

	July 28, 2012		January 28, 2012		July 30, 2011
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	6	7,684	12	14,154	6	6,173

Total	10	$707,684	16	$714,154	10	$706,173

In addition to the cash-flow hedges above, as of July 30, 2011, we had one forward foreign exchange contract with a notional amount of $2.0 million that was not designated as a hedge. We had no such foreign exchange contracts as of July 28, 2012 or January 28, 2012. The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands).

	July 28, 2012		January 28, 2012		July 30, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate derivatives
Balance Sheet Location	Other Assets		Other Assets		Other Assets
Purchased Caps	$1,087		$1,361		$6,667
Foreign exchange derivatives
Balance Sheet Location		Accrued liabilities		Accrued liabilities		Accrued liabilities
Forward foreign exchange contracts		$14		$13		$91

Total	$1,087	$14	$1,361	$13	$6,667	$91

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	13 weeks ended July 28, 2012
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(897)	Interest expense	$(61)
Foreign exchange derivatives
Forward foreign exchange contracts	88	Cost of goods sold	6

Total	$(809)		$(55)

	13 weeks ended July 30, 2011
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(3,169)	Interest expense	$—
Foreign exchange derivatives
Forward foreign exchange contracts	(189)	Cost of goods sold	(71)

Total	$(3,358)		$(71)

	26 weeks ended July 28, 2012
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(160)	Interest expense	$(114)
Foreign exchange derivatives
Forward foreign exchange contracts	71	Cost of goods sold	87

Total	$(89)		$(27)

	26 weeks ended July 30, 2011
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate derivatives
Purchased Caps	$(5,194)	Interest expense	$—
Foreign exchange derivatives
Forward foreign exchange contracts	(253)	Cost of goods sold	(170)

Total	$(5,447)		$(170)

8.	Share-based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consisted of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Stock options	$1,510	$1,469	$2,917	$2,872

Total	$1,510	$1,469	$2,917	$2,872

9.	Variable Interest Entity

Gymboree China, Gymboree Tianjin and the Company are indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital. Gymboree China and Gymboree Tianjin have been determined to be variable interest entities, and we (as well as our 100%-owned subsidiaries) are a member of a related party group that controls the VIEs and absorbs the economics of the VIEs. Based on our relationship with the VIEs, we determined that we are most closely associated with the VIEs, and therefore, consolidate them as the primary beneficiary. However, as we have a 0% ownership interest in the VIEs, 100% of the results of operations of the VIEs are recorded as noncontrolling interest. The assets of the VIEs cannot be used by us. The liabilities of the VIEs are comprised mainly of short-term accrued expenses, and their creditors have no recourse to our general credit or assets.

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of July 28, 2012 and January 28, 2012 and the condensed consolidated statements of operations for the 13 and 26 weeks ended July 28, 2012 (in thousands):

Condensed Consolidating Balance Sheets

	July 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Current assets	$342,064	$11,594	$(2,600)	$351,058
Non-current assets	1,740,298	1,078	—	1,741,376

Total assets	$2,082,362	$12,672	$(2,600)	$2,092,434

Current liabilities	$169,413	$7,950	$(2,493)	$174,870
Non-current liabilities	1,473,671	78	—	1,473,749

Total liabilities	1,643,084	8,028	(2,493)	1,648,619

Total stockholders’ equity	439,278	—	(107)	439,171
Noncontrolling interest	—	4,644	—	4,644

Total liabilities and stockholders’ equity	$2,082,362	$12,672	$(2,600)	$2,092,434

	January 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Current assets	$355,073	$6,692	$(983)	$360,782
Non-current assets	1,752,303	702	—	1,753,005

Total assets	$2,107,376	$7,394	$(983)	$2,113,787

Current liabilities	$187,812	$4,074	$(983)	$190,903
Non-current liabilities	1,474,189	56	—	1,474,245

Total liabilities	1,662,001	4,130	(983)	1,665,148

Total stockholders’ equity	445,375	—	—	445,375
Noncontrolling interest	—	3,264	—	3,264

Total liabilities and stockholders’ equity	$2,107,376	$7,394	$(983)	$2,113,787

Condensed Consolidating Statements of Operations

	For the 13 weeks ended July 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$267,491	$3,056	$(1,795)	$268,752
Cost of goods sold, including buying and occupancy expenses	(178,513)	(1,202)	151	(179,564)
Selling, general and administrative	(94,308)	(2,965)	1,678	(95,595)

Operating loss	(5,330)	(1,111)	34	(6,407)
Other non-operating expense	(21,201)	29	—	(21,172)

Income (loss) before income taxes	(26,531)	(1,082)	34	(27,579)
Income tax benefit	13,229	284	—	13,513

Net loss	(13,302)	(798)	34	(14,066)
Net loss attributable to noncontrolling interest	—	798	—	798

Net loss attributable to The Gymboree Corporation	$(13,302)	$—	$34	$(13,268)

	For the 26 weeks ended July 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$565,422	$5,199	$(4,118)	$566,503
Cost of goods sold, including buying and occupancy expenses	(354,562)	(1,444)	515	(355,491)
Selling, general and administrative	(185,202)	(5,620)	3,488	(187,334)

Operating income (loss)	25,658	(1,865)	(115)	23,678
Other non-operating expense	(44,090)	16	—	(44,074)

Loss before income taxes	(18,432)	(1,849)	(115)	(20,396)
Income tax benefit	10,275	225	—	10,500

Net loss	(8,157)	(1,624)	(115)	(9,896)
Net loss attributable to noncontrolling interest	—	1,624	—	1,624

Net loss attributable to The Gymboree Corporation	$(8,157)	$—	$(115)	$(8,272)

10.	Segments

We have four reportable segments: retail stores, Gymboree Play & Music, retail franchise, and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because, in our judgment, these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. We believe that disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution center and shared corporate services) is included in the retail stores segment. Amounts previously reported have been reclassified to conform to the addition of the retail franchise reportable segment to the current year presentation. Additionally, we completed the allocation of goodwill and certain other intangible assets to our reporting units and segments during the fourth quarter of fiscal 2011, and have restated the segment disclosures below as of July 30, 2011, resulting in the allocation of $16.4 million and $23.6 million of goodwill, and $36.2 million and $4.7 million of certain other intangible assets, to our Gymboree Play & Music and retail franchise reportable segments, respectively, and in the allocation of $39.8 million of goodwill to our Canada and Australia geographical segments.

The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended July 28, 2012
	Retail Stores	Gymboree Play & Music	Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$258,473	$5,152	$3,866	$3,056	$(1,795)	$268,752
Operating income (loss)	(8,615)	1,715	1,570	(1,111)	34	(6,407)
Total assets	1,992,120	60,812	29,430	12,672	(2,600)	2,092,434

	13 Weeks Ended July 30, 2011
	Retail Stores	Gymboree Play & Music	Retail Franchise	Total
Net sales	$253,407	$3,349	$2,280	$259,036
Operating income	610	1,519	1,022	3,151
Total assets	2,073,998	59,352	30,248	2,163,598

	26 Weeks Ended July 28, 2012
	Retail Stores	Gymboree Play & Music	Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$546,502	$11,202	$7,718	$5,199	$(4,118)	$566,503
Operating income (loss)	19,004	3,635	3,019	(1,865)	(115)	23,678
Total assets	1,992,120	60,812	29,430	12,672	(2,600)	2,092,434

	26 Weeks Ended July 30, 2011
	Retail Stores	Gymboree Play & Music	Retail Franchise	Total
Net sales	$519,290	$6,274	$3,729	$529,293
Operating income	25,146	2,585	1,714	29,445
Total assets	2,073,998	59,352	30,248	2,163,598

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music and VIE reportable segments recorded intersegment revenues of $0.1 million and $1.7 million, respectively, for the 13 weeks ended July 28, 2012 and $0.6 million and $3.5 million, respectively, for the 26 weeks ended July 28, 2012. There were no other material intersegment revenues.

We attribute retail store revenues to individual countries based on selling location. For Gymboree Play & Music and retail franchise, all sales were attributed to the United States. The following tables provide the summary financial data of each geographical segment (in thousands):

	13 Weeks Ended July 28, 2012
	Canada	Australia	China	Total International
Net sales	$12,011	$670	$1,398	$14,079
Long-lived assets	45,222	6,515	1,078	52,815

	13 Weeks Ended July 30, 2011
	Canada	Australia	Total International
Net sales	$11,039	$524	$11,563
Long-lived assets	44,271	6,072	50,343

	26 Weeks Ended July 28, 2012
	Canada	Australia	China	Total International
Net sales	$21,890	$1,270	$1,740	$24,900
Long-lived assets	45,222	6,515	1,078	52,815

	26 Weeks Ended July 30, 2011
	Canada	Australia	Total International
Net sales	$19,936	$1,012	$20,948
Long-lived assets	44,271	6,072	50,343

11.	Condensed Guarantor Data

The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in the non-guarantor subsidiaries. As of July 30, 2011, all of our goodwill and $3.6 million of certain other intangible assets had been allocated to The Gymboree Corporation for the purposes of our guarantor and non-guarantor subsidiaries disclosure. During the fourth quarter of fiscal 2011, we completed the allocation of goodwill and certain other intangible assets to our guarantor and non-guarantor subsidiaries, which resulted in $887.6 million and $39.8 million of goodwill being allocated to guarantor and non-guarantor subsidiaries, respectively and $3.6 million of other intangible assets being allocated to our guarantor subsidiaries. These adjustments have been reflected in the tables below for prior periods. Intercompany transactions are eliminated.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of July 28, 2012
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$29,930	$9,563	$15,062	$—	$54,555
Accounts receivable, net of allowance	1,508	21,491	2,174	—	25,173
Merchandise inventories	—	215,794	4,310	105	220,209
Prepaid income taxes	3,727	679	889	—	5,295
Prepaid expenses	2,936	1,236	326	—	4,498
Deferred income taxes	29,180	12,320	—	(172)	41,328
Intercompany receivable	—	425,880	—	(425,880)	—

Total current assets	67,281	686,963	22,761	(425,947)	351,058

Property and Equipment, net	17,249	176,594	8,792	—	202,635
Deferred Income Taxes	12,449	—	1,843	(14,292)	—
Goodwill	—	859,297	39,800	—	899,097
Other Intangible Assets	—	589,772	171	—	589,943
Deferred Financing Costs	44,695	—	—	—	44,695
Other Assets	1,087	812	3,107	—	5,006
Investment in Subsidiaries	1,941,856	—	—	(1,941,856)	—

Total Assets	$2,084,617	$2,313,438	$76,474	$(2,382,095)	$2,092,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,796	$80,570	$598	$—	$84,964
Accrued liabilities	29,796	53,515	6,595	—	89,906
Deferred income taxes	—	—	169	(169)	—
Intercompany payable	415,545	—	9,763	(425,308)	—

Total current liabilities	449,137	134,085	17,125	(425,477)	174,870
Long-Term Liabilities:
Long-term debt	1,192,312	—	—	—	1,192,312
Lease incentives and other liabilities	3,997	33,025	4,430	—	41,452
Deferred income taxes	—	254,277	—	(14,292)	239,985

Total Liabilities	1,645,446	421,387	21,555	(439,769)	1,648,619
Commitments and Contingencies	—	—	—	—	—
Total Stockholders’ Equity	439,171	1,892,051	50,275	(1,942,326)	439,171
Noncontrolling interest	—	—	4,644	—	4,644

Total Equity	439,171	1,892,051	54,919	(1,942,326)	443,815

Total Liabilities and Stockholders’ Equity	$2,084,617	$2,313,438	$76,474	$(2,382,095)	$2,092,434

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of July 30, 2011
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$46,223	$4,151	$4,388	$—	$54,762
Accounts receivable, net of allowance	482	18,571	289	—	19,342
Merchandise inventories	—	212,231	3,540	95	215,866
Prepaid income taxes	16,016	—	550	(1,099)	15,467
Prepaid expenses	2,591	2,849	—	—	5,440
Deferred income taxes	—	348,926	—	(348,926)	—
Intercompany receivable	35,385	11,809	44	—	47,238

Total current assets	100,697	598,537	8,811	(349,930)	358,115

Property and Equipment, net	20,055	180,023	7,823	—	207,901
Deferred Income Taxes	12,983	—	877	(13,860)	—
Goodwill	—	887,597	39,800	—	927,397
Other Intangible Assets	—	608,781	228	—	609,009
Deferred Financing Costs	51,237	—	—	—	51,237
Other Assets	6,667	860	2,412	—	9,939
Investment in subsidiaries	1,921,400	—	—	(1,921,400)	—

Total Assets	$2,113,039	$2,275,798	$59,951	$(2,285,190)	$2,163,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$4,473	$67,627	$297	$—	$72,397
Accrued liabilities	27,006	46,103	1,472	—	74,581
Income tax payable	—	1,099	—	(1,099)	—
Line of credit	40,000	—	—	—	40,000
Current portion of long-term debt	8,200	—	—	—	8,200
Intercompany payable	341,309	—	7,132	(348,441)	—

Total current liabilities	420,988	114,829	8,901	(349,540)	195,178
Long-Term Liabilities:
Long-term debt	1,205,631	—	—	—	1,205,631
Lease incentives and other liabilities	4,945	23,730	4,166	—	32,841
Deferred income taxes	—	262,333	—	(13,860)	248,473

Total Liabilities	1,631,564	400,892	13,067	(363,400)	1,682,123
Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	481,475	1,874,906	46,884	(1,921,790)	481,475

Total Liabilities and Stockholders’ Equity	$2,113,039	$2,275,798	$59,951	$(2,285,190)	$2,163,598

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED JULY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$435	$251,094	$14,762	$(7,177)	$259,114
Gymboree Play & Music	—	5,041	758	—	5,799
Retail Franchise	—	3,839	—	—	3,839
Intercompany revenue	11,898	545	1,658	(14,101)	—

Total net sales	12,333	260,519	17,178	(21,278)	268,752
Cost of goods sold, including buying and occupancy expenses	(1,335)	(173,570)	(11,076)	6,417	(179,564)

Gross profit	10,998	86,949	6,102	(14,861)	89,188
Selling, general and administrative expenses	(13,133)	(92,088)	(5,349)	14,975	(95,595)

Operating (loss) income	(2,135)	(5,139)	753	114	(6,407)
Interest income	22	—	23	—	45
Interest expense	(21,193)	—	—	—	(21,193)
Loss on extinguishment of debt	—	—	—	—	—
Other (expense) income, net	(32)	—	8	—	(24)

(Loss) income before income taxes	(23,338)	(5,139)	784	114	(27,579)
Income tax benefit (expense)	15,444	(3,209)	1,278	—	13,513
Equity in loss of affiliates, net of tax	(5,374)	—	—	5,374	—

Net (loss) income	(13,268)	(8,348)	2,062	5,488	(14,066)
Net loss attributable to noncontrolling interest	—	—	798	—	798

Net (loss) income attributable to The Gymboree Corporation	$(13,268)	$(8,348)	$2,860	$5,488	$(13,268)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED JULY 30, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$321	$246,592	$12,252	$(5,758)	$253,407
Gymboree Play & Music	—	3,349	—	—	3,349
Retail Franchise	—	2,280	—	—	2,280
Intercompany revenue	9,045	222	—	(9,267)	—

Total net sales	9,366	252,443	12,252	(15,025)	259,036
Cost of goods sold, including buying and occupancy expenses	(1,323)	(164,187)	(7,641)	6,147	(167,004)

Gross profit	8,043	88,256	4,611	(8,878)	92,032
Selling, general and administrative expenses	(12,194)	(82,127)	(3,378)	8,818	(88,881)

Operating (loss) income	(4,151)	6,129	1,233	(60)	3,151
Interest income	10	—	24	—	34
Interest expense	(21,927)	—	—	—	(21,927)
Other expense, net	(80)	—	—	—	(80)

(Loss) income before income taxes	(26,148)	6,129	1,257	(60)	(18,822)
Income tax benefit (expense)	15,644	(3,285)	(468)	—	11,891
Equity in earnings of affiliates, net of tax	3,573	—	—	(3,573)	—

Net (loss) income	$(6,931)	$2,844	$789	$(3,633)	$(6,931)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED JULY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$828	$533,352	$26,465	$(13,415)	$547,230
Gymboree Play & Music	—	10,579	1,012	—	11,591
Retail Franchise	—	7,682	—	—	7,682
Intercompany revenue	23,693	1,315	3,459	(28,467)	—

Total net sales	24,521	552,928	30,936	(41,882)	566,503
Cost of goods sold, including buying and occupancy expenses	(2,669)	(346,144)	(19,036)	12,358	(355,491)

Gross profit	21,852	206,784	11,900	(29,524)	211,012
Selling, general and administrative expenses	(25,650)	(179,656)	(11,461)	29,433	(187,334)

Operating (loss) income	(3,798)	27,128	439	(91)	23,678
Interest income	53	—	51	—	104
Interest expense	(42,851)	—	—	—	(42,851)
Loss on extinguishment of debt	(1,237)				(1,237)
Other expense, net	(51)	(1)	(38)	—	(90)

(Loss) income before income taxes	(47,884)	27,127	452	(91)	(20,396)
Income tax benefit (expense)	25,633	(15,749)	616	—	10,500
Equity in earnings of affiliates, net of tax	13,979	—	—	(13,979)	—

Net (loss) income	(8,272)	11,378	1,068	(14,070)	(9,896)
Net loss attributable to noncontrolling interest	—	—	1,624	—	1,624

Net (loss) income attributable to The Gymboree Corporation	$(8,272)	$11,378	$2,692	$(14,070)	$(8,272)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED JULY 30, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$613	$506,658	$22,307	$(10,288)	$519,290
Gymboree Play & Music	—	6,274	—	—	6,274
Retail Franchise	—	3,729	—	—	3,729
Intercompany revenue	20,360	457	—	(20,817)	—

Total net sales	20,973	517,118	22,307	(31,105)	529,293
Cost of goods sold, including buying and occupancy expenses	(2,646)	(320,128)	(14,287)	10,661	(326,400)

Gross profit	18,327	196,990	8,020	(20,444)	202,893
Selling, general and administrative expenses	(23,726)	(163,688)	(6,425)	20,391	(173,448)

Operating (loss) income	(5,399)	33,302	1,595	(53)	29,445
Interest income	10	26	51	—	87
Interest expense	(45,930)	—	—	—	(45,930)
Loss on extinguishment of debt	(19,563)	—	—	—	(19,563)
Other expense, net	(44)	—	(7)	—	(51)

(Loss) income before income taxes	(70,926)	33,328	1,639	(53)	(36,012)
Income tax benefit (expense)	33,305	(14,034)	(631)	—	18,640
Equity in earnings of affiliates, net of tax	20,249	—		(20,249)	—

Net (loss) income	$(17,372)	$19,294	$1,008	$(20,302)	$(17,372)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED JULY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(13,268)	$(8,348)	$2,062	$5,488	$(14,066)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(30)	—	(30)
Unrealized net (loss) gain on cash flow hedges, net of tax of $232	(550)	—	214	—	(336)

Total other comprehensive (loss) gain, net of tax	(550)	—	184	—	(366)

Comprehensive (loss) income	(13,818)	(8,348)	2,246	5,488	(14,432)
Comprehensive loss attributable to noncontrolling interest	—	—	842	—	842

Comprehensive (loss) income attributable to The Gymboree Corporation	$(13,818)	$(8,348)	$3,088	$5,488	$(13,590)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED JULY 30, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(6,931)	$2,844	$789	$(3,633)	$(6,931)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	19	—	19
Unrealized net (loss) gain on cash flow hedges, net of tax of $-	(3,169)	—	40	—	(3,129)

Total other comprehensive (loss) income, net of tax	(3,169)	—	59	—	(3,110)

Comprehensive (loss) income	$(10,100)	$2,844	$848	$(3,633)	$(10,041)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED JULY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(8,272)	$11,378	$1,068	$(14,070)	$(9,896)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(59)	—	(59)
Unrealized net gain loss on cash flow hedges, net of tax of $263	64	—	35	—	99

Total other comprehensive income (loss), net of tax	64	—	(24)	—	40

Comprehensive (loss) income	(8,208)	11,378	1,044	(14,070)	(9,856)
Comprehensive loss attributable to noncontrolling interest	—	—	1,656	—	1,656

Comprehensive (loss) income attributable to The Gymboree Corporation	$(8,208)	$11,378	$2,700	$(14,070)	$(8,200)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED JULY 30, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(17,372)	$19,294	$1,008	$(20,302)	$(17,372)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	552	—	552
Unrealized net loss on cash flow hedges, net of tax of $-	(5,194)	—	(59)	—	(5,253)

Total other comprehensive (loss) income, net of tax	(5,194)	—	493	—	(4,701)

Comprehensive (loss) income	$(22,566)	$19,294	$1,501	$(20,302)	$(22,073)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(23,768)	$32,186	$2,018	$—	$10,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,207)	(16,428)	(881)	—	(18,516)
Investment in subsidiaries	(180)	—	—	180	—
Other	—	(116)	(115)	—	(231)

Net cash used in investing activities	(1,387)	(16,544)	(996)	180	(18,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	12,820	(12,466)	(354)	—	—
Payments on Term Loan	(17,698)	—	—	—	(17,698)
Deferred financing costs	(1,347)	—	—	—	(1,347)
Investment by Parent	—	—	180	(180)	—
Investment by affiliate of Parent	2,400	—	—	—	2,400
Capital contribution to noncontrolling interest	—	—	1,595	—	1,595

Net cash (used in) provided by financing activities	(3,825)	(12,466)	1,421	(180)	(15,050)

Effect of exchange rate fluctuations on cash	—	—	6	—	6

Net (decrease) increase in cash and cash equivalents	(28,980)	3,176	2,449	—	(23,355)
CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	—	77,910

End of Period	$29,930	$9,563	$15,062	$—	$54,555

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 30, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(53,542)	$48,466	$1,758	$—	$(3,318)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,633)	(14,209)	(942)	—	(16,784)
Acquisition of business, net of cash acquired	(1,352)	—	—	—	(1,352)
Other	(17)	(196)	—	—	(213)

Net cash used in investing activities	(3,002)	(14,405)	(942)	—	(18,349)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	39,510	(36,440)	(3,070)	—	—
Proceeds from Term Loan	820,000	—	—	—	820,000
Payments on Term Loan	(824,100)	—	—	—	(824,100)
Proceeds from ABL facility	60,656	—	—	—	60,656
Payments on ABL facility	(20,656)	—	—	—	(20,656)
Deferred financing costs	(6,665)	—	—	—	(6,665)
Investment by Parent	14,865	—	—	—	14,865

Net cash provided by (used in) financing activities	83,610	(36,440)	(3,070)	—	44,100

Effect of exchange rate fluctuations on cash	—	—	205	—	205

Net increase (decrease) in cash and cash equivalents	27,066	(2,379)	(2,049)	—	22,638
CASH AND CASH EQUIVALENTS:
Beginning of Period	19,157	6,530	6,437	—	32,124

End of Period	$46,223	$4,151	$4,388	$—	$54,762

The Company and its guarantor subsidiaries participate in a cash pooling program. As part of this program, cash balances are generally swept on a daily basis between the guarantor subsidiary bank accounts and those of the Company. In addition, we pay expenses on behalf of our guarantor and non-guarantor subsidiaries on a regular basis. These types of transactions have been accounted for as intercompany transfers within financing activities.

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

12.	Income Taxes

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $7.3 million will decrease by as much as $2.8 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of July 28, 2012 and July 30, 2011, and the related condensed consolidated statements of operations and comprehensive loss for the thirteen and twenty-six week periods then ended, and of cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of January 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 26, 2012, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in the Company’s method of presenting comprehensive income for the fiscal year ended January 28, 2012, due to the adoption of Financial Accounting Standards Board Accounting Update No. 2011-05, Presentation of Comprehensive Income. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated interim financial statements, the Company changed its method of presenting comprehensive income during the fiscal year ended January 28, 2012, due to the adoption of Financial Accounting Standards Board Accounting Update No. 2011-05, Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to the thirteen and twenty-six week periods ended July 30, 2011.

/s/DELOITTE & TOUCHE LLP

San Francisco, California

September 10, 2012

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements

This quarterly report contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to: future sales, costs and expenses and gross profit percentages; the continuation of historical trends; our ability to operate our business under our capital and operating structure; the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs; and any cash flow that may be available for prepayment of a portion of our indebtedness under the Term Loan (as defined below) are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we had expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

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

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of July 28, 2012, we operated a total of 1,191 retail stores, as follows: 631 Gymboree® stores (including 586 in the United States, 41 in Canada, 1 in Puerto Rico and 3 in Australia), 155 Gymboree Outlet stores, 127 Janie and Jack® shops, and 278 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 712 franchised and Company-operated Gymboree Play & Music® centers in the United States and 40 other countries. In addition, as of July 28, 2012, third-party overseas partners operated 33 Gymboree retail stores in the Middle East and South Korea, Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) operated five Gymboree retail stores in China, and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) provided various services on Gymboree Play & Music’s behalf to

Gymboree Play & Music’s franchisees in China (Gymboree China and Gymboree Tianjin shall be collectively referred to as the “Joint Venture” or VIEs”).

During the second quarter of fiscal 2012, we opened 27 stores, of which 22 were Crazy 8 stores. During the remainder of fiscal 2012, we plan to open approximately 64 new stores consisting mostly of Crazy 8 stores.

Results of Operations

13 weeks ended July 28, 2012, compared to 13 weeks ended July 30, 2011

Net Sales

Net retail sales for the second quarter of fiscal 2012 increased to $259.1 million from $253.4 million in the same period last year, an increase of $5.7 million, or 2.2%. The increase in net retail sales was due to The Gymboree Corporation’s net store and square footage growth of 80 stores and approximately 189,000 square feet, respectively. There were 1,191 stores open at July 28, 2012 compared to 1,111 at July 30, 2011. This was partially offset by a decrease in comparable store sales for the second quarter of fiscal 2012 of 1% compared to the same period in the prior year.

Gymboree Play & Music net sales for the second quarter of fiscal 2012 increased to $5.8 million from $3.3 million in the same period last year, an increase of $2.5 million or 75.7%. This increase was primarily due to the termination of our agreement with a Gymboree Play & Music master franchisee in China in the third quarter of fiscal 2011. Upon this termination, we assumed the role of master franchisor, resulting in the recording of an additional $2.8 million in revenue for the second quarter of fiscal 2012 from the unit franchisees. We previously recorded revenue net of the fee paid to the previous master franchisor for servicing the unit franchisees.

Retail franchise net sales for the second quarter of fiscal 2012 increased to $3.8 million from $2.3 million in the same period last year, an increase of $1.5 million or 65.2%. As of July 28, 2012, our third-party overseas partners operated 33 Gymboree stores, compared to ten stores as of the end of the same period last year.

Gross Profit

Gross profit for the second quarter of fiscal 2012 decreased to $89.2 million from $92.0 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2012 decreased 2.3 percentage points to 33.2% from 35.5% in the same period last year. The decrease was primarily due to higher average unit costs resulting from higher commodity prices (primarily cotton). The reported gross profit reflects purchase accounting adjustments of $3.0 million and $3.4 million for the second quarter of fiscal 2012 and the second quarter of fiscal 2011, respectively, relating to our November 2010 acquisition by Giraffe Holding, Inc., an entity controlled by investment funds sponsored by Bain Capital Partners, LLC (the “Acquisition”).

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $95.6 million in the second quarter of fiscal 2012 compared to $88.9 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 35.6% for the second quarter of fiscal 2012 compared to 34.3% in the same period last year. Results for the second quarter of fiscal 2012 and fiscal 2011 include $5.3 million and $5.3 million, respectively, of additional costs resulting from the Acquisition, including the effect of purchase accounting adjustments. This increase was primarily due to retail store expenses deleveraging due to the comparable store sales decrease and due to increased expenses related to the VIEs.

Interest Expense

Interest expense decreased to $21.2 million in the second quarter of fiscal 2012 compared to $21.9 million in the same period last year. The decrease of $0.7 million is primarily related to the repayment of $21.5 million of our debt.

Income Taxes

The effective tax rate for the second quarter of fiscal 2012 and 2011 was 49.0% and 63.2%, respectively. The effective tax rate decreased in fiscal 2012 due to the resolution of certain tax contingencies. The actual fiscal 2012 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2012, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

26 weeks ended July 28, 2012, compared to 26 weeks ended July 30, 2011

Net Sales

Net retail sales for the 26 weeks ended July 28, 2012 increased to $547.2 million from $519.3 million in the same period last year, an increase of $27.9 million, or 5.4%. Comparable store sales for the 26 weeks ended July 28, 2012 were relatively unchanged compared to the same period in the prior year. The increase in net retail sales was due to net store and square footage growth of 80 stores and approximately 189,000 square feet, respectively. There were 1,191 stores open at the end of the second quarter of fiscal 2012 compared to 1,111 as of the end of the same period last year.

Gymboree Play & Music net sales for the 26 weeks ended July 28, 2012 increased to $11.6 million from $6.3 million in the same period last year, an increase of $5.3 million or 84.1%. This increase was primarily due to the termination of our agreement with a Gymboree Play & Music master franchisee in China in the third quarter of fiscal 2011. Upon this termination, we assumed the role of master franchisor, resulting in the recording of an additional $4.7 million in revenue for the 26 weeks ended July 28, 2012 from the unit franchisees. We previously recorded revenue net of the fee paid to the previous master franchisor for servicing the unit franchisees.

Retail franchise net sales for the 26 weeks ended July 28, 2012 increased to $7.7 million from $3.7 million in the same period last year, an increase of $4.0 million or 108%. As of July 28,

2012, our third-party overseas partners operated 33 Gymboree stores, compared to ten stores as of the end of the same period last year.

Gross Profit

Gross profit for the 26 weeks ended July 28, 2012 increased to $211.0 million from $202.9 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended July 28, 2012 decreased 1.1 percentage points to 37.2% from 38.3% in the same period last year due primarily to higher average unit costs resulting from higher commodity prices (primarily cotton). The 26 weeks ended July 30, 2011 included a $10.7 million adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting. The section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” included elsewhere in this quarterly report shows the purchase accounting adjustments that impact gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased to $187.3 million for the 26 weeks ended July 28, 2012 from $173.4 million in the same period last year. As a percentage of net sales, SG&A expenses increased to 33.1% for the 26 weeks ended July 28, 2012 compared to 32.8% in the same period last year. The 26 weeks ended July 28, 2012 and July 30, 2011 include $10.5 million and $11.4 million, respectively, of additional costs resulting from the Acquisition, including the effect of purchase accounting adjustments. This increase was primarily due to increased expenses related to the VIEs partially offset by a decrease in impairment charges related to under-performing stores.

Interest Expense

Interest expense decreased to $42.9 million for the 26 weeks ended July 28, 2012 from $45.9 million in the same period last year. The decrease of $3.0 million is primarily related to fees paid in connection with the refinancing of our $820 million senior secured term loan facility (“Term Loan”) in the first quarter of fiscal 2011, as well as lower interest payments due to the repayment of $21.5 million of our debt.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was approximately $1.2 million for the 26 weeks ended July 28, 2012 compared to $19.6 million in the same period last year. In March 2012, we amended and restated our senior secured asset-based revolving credit facility (as so amended and restated, “ABL” or “ABL Facility” and, together with the Term Loan, collectively, the “Senior Credit Facilities”) to, among other things, lower the interest rate and extend the maturity date. The loss recorded in the first quarter of fiscal 2011 was due to the refinancing of our Term Loan in February 2011.

Income Taxes

The effective tax rate for the 26 weeks ended July 28, 2012 and July 30, 2011 was 51.5% and 51.7%, respectively. The actual fiscal 2012 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2012, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

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

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $54.6 million at July 28, 2012, representing a decrease of $23.3 million from January 28, 2012. As of July 28, 2012 and January 28, 2012, cash and cash equivalents include $7.6 million and $4.9 million, respectively, held by the two entities that make up the VIEs, which we have determined to be variable interest entities of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 9 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of July 28, 2012 was $176.2 million compared to $169.9 million as of January 28, 2012.

Net cash provided by operating activities for the 26 weeks ended July 28, 2012 was $10.4 million. Cash used in operating activities for the 26 weeks ended July 30, 2011 was $3.3 million. The change in cash provided by operating activities was primarily due to slower growth in inventories and related accruals for the 26 week period ending July 28, 2012 compared to the same period last year. On a per square foot basis, retail inventories are down approximately 6% compared to the same period last year.

Net cash used in investing activities for the 26 weeks ended July 28, 2012 was $18.7 million compared to $18.3 million in the same period last year, and consisted primarily of capital expenditures related to the opening of new stores, information technology improvements, and investments in our distribution center.

Net cash used in financing activities for the 26 weeks ended July 28, 2012 was $15.1 million, compared to net cash provided by financing activities of $44.1 million in the same period last year. Net cash used in financing activities for the 26 weeks ended July 28, 2012, is primarily due to the prepayment of $15.6 million of the Term Loan, quarterly principal payment of $2.1 million on our Term Loan and costs paid to refinance our ABL, partially offset by a capital contribution from an affiliate of our indirect parent company, Giraffe Holding, Inc. (“Parent”). Net cash provided by financing activities during the 26 weeks ended July 30, 2011 was primarily related to a $40.0 million draw on our ABL facility and capital contributions made by Parent to us of $14.9 million partially offset by $6.7 million in costs paid in connection with the February

2011 refinancing of our Term Loan and $4.1 million in quarterly principal payments on our Term Loan.

We have an $820 million Term Loan and a $225 million ABL Facility. As of July 28, 2012, $794.1 million was outstanding under the Term Loan and no amounts were outstanding under the ABL Facility. There was approximately $176.7 million of undrawn availability under the ABL at July 28, 2012. Amounts available under the ABL are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL also contains financial covenants. As of July 28, 2012, the Company was in compliance with these covenants.

We anticipate that cash generated by operations, the remaining funds available under our Term Loan and ABL, and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in amounts sufficient to enable us to repay or refinance our indebtedness, including the Term Loan, the ABL and our 9.125% senior notes due in December 2018 (the “Notes”), or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations,” in our Fiscal 2011 Annual Report.

We and our subsidiaries, affiliates or significant stockholders may from time to time seek to retire or purchase our outstanding debt (including the Notes) through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations.

The following table is a reconciliation of net loss to Adjusted EBITDA for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In thousands)
Net loss attributable to
The Gymboree Corporation	$(13,268)	$(6,931)	$(8,272)	$(17,372)
Reconciling items (a):
Interest expense	21,193	21,927	42,851	45,930
Interest income	(36)	(34)	(84)	(87)
Income tax benefit	(13,229)	(11,891)	(10,275)	(18,640)
Depreciation and amortization (b)	14,578	14,372	28,740	28,617
Non-cash share-based compensation expense	1,510	1,469	2,917	2,872
Loss on disposal/impairment on assets	1,202	1,492	1,264	2,260
Loss on extinguishment of debt	—	—	1,237	19,563
Acquisition-related adjustments (c)	4,481	5,085	8,879	21,691

Adjusted EBITDA	$16,431	$25,489	$67,257	$84,834

(a)	Exclude amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation

(b)	Includes the following (in thousands):

Amortization of intangible assets (impacts SG&A)	$4,340	$4,145	$8,680	$8,289
Amortization of below and above market leases (impacts COGS)	(487)	(508)	(1,035)	(1,021)

	$3,853	$3,637	$7,645	$7,268

(c)	Includes the following (in thousands):

Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting (impacts COGS)	$—	$—	$—	$10,731
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	2,308	2,415	4,632	4,837
Legal, accounting and sponsor fees, as well as other costs incurred as a result of the Merger (impacts SG&A)	976	1,194	1,848	3,160
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	1,197	1,476	2,399	2,963

	$4,481	$5,085	$8,879	$21,691

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
July 28, 2012	$7,684	$(14)	$0.99
January 28, 2012	$14,154	$(13)	$0.99
July 30, 2011	$8,250	$(91)	$1.04

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the outstanding Term Loan. We had $794.1 million outstanding under our Term Loan as of July 28, 2012, bearing interest at variable rates. A 0.125% increase in the floating rates applicable to the indebtedness outstanding under the Term Loan would have increased annual interest expense by approximately $1.0 million. The Term Loan and the ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of July 28, 2012, January 28, 2012, and July 30, 2011 accumulated other comprehensive loss included approximately $10.8 million, $10.7 million, and $5.4 million respectively, in unrealized losses related to the interest rate caps.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal 2012, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 5. OTHER INFORMATION

As reported on the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 31, 2012, Marina Armstrong, the Company’s Senior Vice President, General Manager and Secretary has resigned, effective September 7, 2012. In connection with her resignation, on September 7, 2012, Ms. Armstrong entered into a letter agreement with the Company setting out the terms of her separation from the Company. The agreement provides, among other things, for continuation of Ms. Armstrong’s base salary through December 31, 2013 and Ms. Armstrong’s two-year obligation not to compete with the Company. The foregoing description is qualified in its entirety by reference to the full text of the letter agreement, which is filed as Exhibit 10.1 to this report and is incorporated herein by reference.

Item 6. EXHIBITS

10.1	Letter agreement dated September 7, 2012 between The Gymboree Corporation and Marina Armstrong.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lynda G. Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda G. Gustafson Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 10, 2012	By: /s/ Matthew K. McCauley
Date	Matthew K. McCauley
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

10.1	Letter agreement dated September 7, 2012 between The Gymboree Corporation and Marina Armstrong.

31.1	Certification of Matthew K. McCauley Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lynda G. Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Matthew K. McCauley Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda G. Gustafson Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended July 28, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.