Form 10-Q
period 2012-10-27
GYMBOREE CORP
filed 2012-12-07
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 27, 2012

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

As of December 7, 2012, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

Part I – FINANCIAL INFORMATION

Item  1. FINANCIAL STATEMENTS

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	October 27, 2012	January 28, 2012	October 29, 2011
ASSETS
Current assets:
Cash and cash equivalents	$42,586	$77,910	$45,721
Accounts receivable, net of allowance of $167, $114 and $165	27,232	27,277	21,948
Merchandise inventories	255,722	210,212	252,685
Prepaid income taxes	5,165	3,736	17,049
Prepaid expenses	6,539	5,532	5,861
Deferred income taxes	38,660	36,115	31,843

Total current assets	375,904	360,782	375,107

Property and equipment:
Land and buildings	22,428	22,428	22,427
Leasehold improvements	168,127	146,497	141,630
Furniture, fixtures and equipment	95,148	82,606	78,470

	285,703	251,531	242,527
Less accumulated depreciation and amortization	(80,217)	(49,379)	(35,215)

Net property and equipment	205,486	202,152	207,312
Goodwill	899,097	899,097	927,397
Other intangible assets	585,277	599,195	604,563
Deferred financing costs	43,018	47,915	49,549
Other assets	5,816	4,646	7,605

Total assets	$2,114,598	$2,113,787	$2,171,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,824	$79,027	$68,674
Accrued liabilities	101,573	94,178	90,835
Line of credit	—	—	40,000
Current portion of long-term debt	—	17,698	8,200

Total current liabilities	190,397	190,903	207,709

Long-term liabilities:
Long-term debt	1,192,383	1,192,171	1,203,650
Lease incentives and other deferred liabilities	38,955	28,681	28,141
Unrecognized tax benefits	7,685	7,898	8,270
Deferred income taxes	235,935	245,495	243,287

Total liabilities	1,665,355	1,665,148	1,691,057

Commitments and contingencies	—	—	—
Stockholders’ equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	521,918	519,589	527,811
Accumulated deficit	(70,540)	(68,389)	(43,465)
Accumulated other comprehensive loss	(5,901)	(5,825)	(3,870)

Total stockholders’ equity	445,477	445,375	480,476
Noncontrolling interest	3,766	3,264	—

Total equity	449,243	448,639	480,476

Total liabilities and stockholders’ equity	$2,114,598	$2,113,787	$2,171,533

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales:
Retail	$299,965	$296,445	$847,195	$815,735
Gymboree Play & Music	6,390	3,195	17,981	9,469
Retail Franchise	5,163	3,508	12,845	7,237

Total net sales	311,518	303,148	878,021	832,441
Cost of goods sold, including buying and occupancy expenses	(185,915)	(172,303)	(541,406)	(498,704)

Gross profit	125,603	130,845	336,615	333,737
Selling, general and administrative expenses	(99,016)	(99,448)	(286,350)	(272,896)

Operating income	26,587	31,397	50,265	60,841
Interest income	42	28	146	115
Interest expense	(21,312)	(22,051)	(64,163)	(67,981)
Loss on extinguishment of debt	—	—	(1,237)	(19,563)
Other income (expense), net	86	8	(4)	(44)

Income (loss) before income taxes	5,403	9,382	(14,993)	(26,632)
Income tax (expense) benefit	(493)	(12,430)	10,007	6,210

Net income (loss)	4,910	(3,048)	(4,986)	(20,422)
Net loss attributable to noncontrolling interest	1,211	—	2,835	—

Net income (loss) attributable to The Gymboree Corporation	$6,121	$(3,048)	$(2,151)	$(20,422)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net income (loss)	$4,910	$(3,048)	$(4,986)	$(20,422)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	92	(232)	33	320
Unrealized net (loss) gain on cash flow hedges, net of tax of $123, $2,916, $386, and $2,916	(208)	825	(109)	(4,428)

Total other comprehensive (loss) income, net of tax	(116)	593	(76)	(4,108)

Comprehensive income (loss)	4,794	(2,455)	(5,062)	(24,530)
Comprehensive loss attributable to noncontrolling interest	1,120	—	2,776	—

Comprehensive income (loss) attributable to The Gymboree Corporation	$5,914	$(2,455)	$(2,286)	$(24,530)

See notes to condensed consolidated financial statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	October 27, 2012	October 29, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,986)	$(20,422)
Adjustments to reconcile net loss to net cash provided by operating activities:
Write-off of deferred financing costs and original issue discount	1,237	15,860
Depreciation and amortization	43,776	42,703
Amortization of deferred financing costs and accretion of original issue discount	5,216	5,126
Interest rate cap contracts - adjustment to market	182	15
Loss on disposal/impairment of assets	2,090	3,501
Benefit for deferred income taxes	(12,986)	(6,269)
Share-based compensation expense	3,220	4,330
Other non-cash expense	1,685	—
Change in assets and liabilities:
Accounts receivable	(2,317)	(8,278)
Merchandise inventories	(45,850)	(68,106)
Prepaid expenses and other assets	(1,021)	(1,097)
Prepaid income taxes	(769)	(2,314)
Accounts payable	9,785	14,178
Accrued liabilities	70	9,066
Lease incentives and other deferred liabilities	12,547	12,778

Net cash provided by operating activities	11,879	1,071

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,902)	(28,080)
Acquisition of business, net of cash acquired	—	(1,352)
Other	(584)	(296)

Net cash used in investing activities	(32,486)	(29,728)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan	—	820,000
Payments on Term Loan	(17,698)	(826,150)
Proceeds from ABL facility	—	60,656
Payments on ABL facility	—	(20,656)
Deferred financing costs	(1,347)	(6,665)
Investment by Parent	—	14,865
Investment by affiliate of Parent	2,400	—
Capital contribution to noncontrolling interest	1,595	—

Net cash (used in) provided by financing activities	(15,050)	42,050

Effect of exchange rate fluctuations on cash	333	204

Net (decrease) increase in cash and cash equivalents	(35,324)	13,597
CASH AND CASH EQUIVALENTS:
Beginning of period	77,910	32,124

End of period	$42,586	$45,721

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$8,986	$5,877
Non-cash capital contribution to noncontrolling interest	$1,685	$—
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$3,185	$1,735
Cash paid for interest	$50,682	$52,790

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and our 100%-owned subsidiaries, as well as Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the “VIEs”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission on April 26, 2012.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. All such adjustments are of a normal and recurring nature, except the loss on extinguishment of debt further described in Notes 4 and 5, recorded in the 13 week period ended April 28, 2012 and the 13 week period ended April 30, 2011, respectively, and a $10.7 million increase to cost of goods sold resulting from an increase in the net book value of inventory as a result of purchase accounting related to the Merger (as defined below) recorded in the 13 week period ended April 30, 2011.

The results of operations for the 13 and 39 weeks ended October 27, 2012 are not necessarily indicative of the operating results that may be expected for the 53 week period ending February 2, 2013 (“fiscal 2012”) or any future period.

Reclassifications

Retail Franchise net sales, previously reported in Other net sales for the 13 and 39 weeks ended October 29, 2011, have been separately disclosed to conform to the current year presentation.

Correction of Merger Purchase Price Allocation

In the accompanying condensed consolidated balance sheet as of October 29, 2011, we made adjustments to goodwill and to certain of our other intangible assets and deferred tax liabilities as a result of correcting the final purchase price allocation related to the acquisition (the “Merger” and, together with the related transactions, collectively, the “Transaction”) of the Company by certain investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”), on November 23, 2010 (the “Transaction Date”). Amounts previously reported as of October 29, 2011 have been restated to reflect these adjustments, as summarized in the following table (in thousands):

	As of October 29, 2011
	Balance as Previously Reported	Adjustments	Corrected Balance
Goodwill	$934,639	$(7,242)	$927,397

Trade names	$560,340	$6,900	$567,240
Franchise agreements	1,774	4,700	6,474
Customer relationships, below market leases, and co-branded credit card agreement	30,849	—	30,849

Other Intangible Assets	$592,963	$11,600	$604,563

Total Assets	$2,167,175	$4,358	$2,171,533

Long-term deferred income tax liability	$(238,929)	$(4,358)	$(243,287)

Total Liabilities	$(1,686,699)	$(4,358)	$(1,691,057)

2.	Recently Issued Accounting Standards

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

In June 2011, the FASB issued guidance to amend the presentation of comprehensive income. This new guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. We early adopted this guidance effective for our fiscal year ended January 28, 2012, as permitted under the standard, and applied it retrospectively to the 13 and 39 week periods ended October 29, 2011, as required, to present the total of comprehensive income, the components of net income, and the components of other comprehensive income in two separate consecutive statements.

In December 2011, the FASB issued guidance to amend the disclosure requirements regarding the offsetting of assets and liabilities related to financial and derivative instruments. This new guidance requires an entity to disclose quantitative information in a tabular format to allow users of their financial statements to evaluate the effect or potential effect on the entity’s financial position of netting arrangements. This new guidance will be effective for us as of February 3, 2013. We do not anticipate a material impact on our condensed consolidated financial statements upon adoption.

In July 2012, the FASB issued guidance to amend the testing of indefinite-lived intangible assets for impairment. This new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, as a basis for determining whether a quantitative impairment test should be performed. This guidance will be effective for us as of February 3, 2013. We do not anticipate a material impact on our condensed consolidated financial statements upon adoption.

3.	Goodwill and Intangible Assets and Liabilities

Goodwill

In the fourth quarter of fiscal 2011, due to higher average unit costs and a higher level of markdown selling, we concluded that there was goodwill impairment in the Gymboree Outlet reporting unit. We recorded an estimate of impairment for goodwill of $28.3 million in the fourth quarter of fiscal 2011. The impairment charge was subject to finalization of fair values, which we completed during the second quarter of fiscal 2012, with no material change to the previously recorded estimate.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	October 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,447		$567,447

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(30,569)	5,831
Below market leases	7,055	(2,693)	4,362
Co-branded credit card agreement	4,000	(1,189)	2,811
Franchise agreements	6,600	(1,774)	4,826

	54,055	(36,225)	17,830

Total other intangible assets	$621,502	$(36,225)	$585,277

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,631)	$6,613	$(10,018)

	January 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,288		$567,288

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(18,699)	17,701
Below market leases	7,055	(1,637)	5,418
Co-branded credit card agreement	4,000	(727)	3,273
Franchise agreements	6,600	(1,085)	5,515

	54,055	(22,148)	31,907

Total other intangible assets	$621,343	$(22,148)	$599,195

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,631)	$4,114	$(12,517)

	October 29, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,240		$567,240

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(14,743)	21,657
Below market leases	7,055	(1,290)	5,765
Co-branded credit card agreement	4,000	(573)	3,427
Franchise agreements	6,600	(126)	6,474

	54,055	(16,732)	37,323

Total other intangible assets	$621,295	$(16,732)	$604,563

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease Incentives and Other Deferred Liabilities)	$(16,631)	$3,260	$(13,371)

During the 13 and 39 week periods ended October 27, 2012 and October 29, 2011, we recorded net amortization income of approximately $0.5 million and $1.5 million, respectively, in cost of goods sold (“COGS”). During the 13 week periods ended October 27, 2012 and October 29, 2011, we recorded amortization expense of approximately $4.3 million and $4.1 million, respectively, in selling, general and administrative expenses (“SG&A”). During the 39 week periods ended October 27, 2012 and October 29, 2011, we recorded amortization expense of approximately $13.0 million and $12.4 million, respectively, in SG&A. We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2012 and each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total

2012 (remaining 14 weeks)	$343	$(769)	$4,340	$3,914
2013	1,158	(2,602)	3,409	1,965
2014	1,063	(2,024)	1,534	573
2015	839	(1,580)	1,534	793
2016	482	(1,429)	1,393	446
2017	341	(1,016)	332	(343)

4.	Line of Credit

In connection with the Transaction, we entered into a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). As a result of this amendment and restatement, we recorded a loss on extinguishment of debt of $1.2 million during the 13 weeks ended April 28, 2012. The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of October 27, 2012, availability under the ABL was approximately $189.2 million. The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 5), subject to the satisfaction of certain conditions. Principal amounts outstanding under the ABL are due and payable in full in March 2017. Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder of 0.375% per annum. If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of October 27, 2012, we were in compliance with these covenants. As of October 27, 2012, there was $35.8 million of commercial and standby letters of credit outstanding and no borrowings outstanding. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. We and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

5.	Long-Term Debt

Long-term debt consists of (in thousands):

	October 27, 2012	January 28, 2012	October 29, 2011
Senior secured term loan facility, net of discount of $1,719, $1,931 and $2,000	$792,383	$809,869	$811,850
9.125% senior notes	400,000	400,000	400,000

Subtotal	1,192,383	1,209,869	1,211,850
Less current portion	—	(17,698)	(8,200)

Long-term debt - less current portion	$1,192,383	$1,192,171	$1,203,650

As part of the Transaction, we entered into an agreement with several lenders to establish an $820 million senior secured term loan facility (“Term Loan”). The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 4. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of October 27, 2012, the interest rate under our Term Loan was 5%. The Term Loan requires us to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We prepaid $15.6 million of the Term Loan with a portion of our excess cash flow for fiscal 2011 during the 13 weeks ended July 28, 2012. We may (but are not required to) apply a portion of this prepayment toward our quarterly amortization payments payable under the Term Loan in fiscal 2012 and fiscal 2013. The Term Loan is presented net of the related original issue discount (“OID”), which was $4.1 million on the Transaction Date. Accretion of OID is included in interest expense and was not material for the 13 and 39 weeks ended October 27, 2012 or October 29, 2011. In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. During the 13 weeks ended April 30, 2011, we recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $14.1 million in deferred financing costs and $1.8 million of OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. The Company and our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

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

Interest expense was $21.3 million and $64.2 million for the 13 and 39 weeks ended October 27, 2012, respectively, including $1.7 million and $5.2 million, respectively, of amortization of deferred financing costs and accretion of OID. For the 13 and 39 weeks ended October 29, 2011, interest expense was $22.1 million and $68.0 million, respectively, including $1.7 million and $5.1 million, respectively, of amortization of deferred financing costs and accretion of OID.

6. Fair Value Measurements

We measure our cash equivalents, money market funds, foreign currency and interest rate caps at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Include inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.

Level 3 – Unobservable inputs for the asset or liability, which reflect the Company’s own assumptions about the assumptions that market participants would use in pricing the asset or liability (including assumptions about risk).

We classify our cash equivalents and money market funds as Level 1 based on quoted market prices. We classify our foreign currency and interest rate caps within Level 2 as the valuation inputs are based on quoted prices, market observable data of similar instruments and credit valuation inputs utilizing Level 3 inputs. The credit valuation adjustment was not significant to the overall valuation as of October 27, 2012, January 28, 2012 or October 29, 2011. As a result, we classified our interest rate caps in Level 2 of the fair value hierarchy.

We classify our forward foreign exchange contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of October 27, 2012, January 28, 2012 and October 29, 2011 aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers into or out of Level 1 and Level 2 during the 13 and 39 weeks ended October 27, 2012 or October 29, 2011.

	October 27, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$19,030	$—	$—	$19,030
Interest rate caps	—	817	—	817

Total	$19,030	$817	$—	$19,847

Liabilities
Forward foreign exchange contracts	$—	$41	$—	$41

	January 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$57,365	$—	$—	$57,365
Interest rate caps	—	1,361	—	1,361

Total	$57,365	$1,361	$—	$58,726

Liabilities
Forward foreign exchange contracts	$—	$13	$—	$13

	October 29, 2011
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$32,253	$—	$—	$32,253
Forward foreign exchange contracts - inventory related	—	67	—	67
Interest rate caps	—	4,234	—	4,234

Total	$32,253	$4,301	$—	$36,554

Liabilities
Forward foreign exchange contracts	$—	$148	$—	$148

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

	October 27, 2012		January 28, 2012		October 29, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$792,383	$774,554	$809,869	$721,609	$811,850	$758,687
Notes	400,000	381,520	400,000	358,000	400,000	358,000

	$1,192,383	$1,156,074	$1,209,869	$1,079,609	$1,211,850	$1,116,687

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Our non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.

During the 13 and 39 weeks ended October 27, 2012, we recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying value of our long-lived assets by $0.5 million and $1.4 million, respectively. During the 13 and 39 weeks ended October 29, 2011, we recorded charges related to the impairment of assets at under-performing stores, which reduced the carrying value of our long-lived assets by $0.8 million and $2.8 million, respectively.

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

We have interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. In December 2010, we paid approximately $12.1 million to enter into these interest rate caps. This premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. We estimate that approximately $0.6 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash-flow hedges (US dollars in thousands):

	October 27, 2012		January 28, 2012		October 29, 2011
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	3	3,922	12	14,154	3	2,784

Total	7	$703,922	16	$714,154	7	$702,784

In addition to the cash-flow hedges above, as of October 29, 2011, we had one forward foreign exchange contract with a notional amount of $4.1 million that was not designated as a hedge. We had no such foreign exchange contracts as of October 27, 2012 or January 28, 2012. The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands).

	October 27, 2012		January 28, 2012		October 29, 2011
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Interest rate derivatives
Balance Sheet Location	Other Assets		Other Assets		Other Assets
Purchased Caps	$817		$1,361		$4,234
Foreign exchange derivatives
Balance Sheet Location		Accrued liabilities		Accrued liabilities	Other Assets	Accrued liabilities
Forward foreign exchange contracts - inventory related		$41		$13	$67
Forward foreign exchange contracts - intercompany						$148

Total	$817	$41	$1,361	$13	$4,301	$148

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	13 Weeks Ended October 27, 2012
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(201)	Interest expense	$(69)
Forward foreign exchange contracts	(78)	Cost of goods sold	34

Total	$(279)		$(35)

	13 Weeks Ended October 29, 2011
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(2,419)	Interest expense	$(13)
Forward foreign exchange contracts	186	Cost of goods sold	(64)

Total	$(2,233)		$(77)

	39 Weeks Ended October 27, 2012
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain / (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(361)	Interest expense	$(182)
Forward foreign exchange contracts	(25)	Cost of goods sold	122

Total	$(386)		$(60)

	39 Weeks Ended October 29, 2011
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(7,613)	Interest expense	$(15)
Forward foreign exchange contracts	14	Cost of goods sold	(222)

Total	$(7,599)		$(237)

8.	Share-based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses and consisted of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Stock options	$303	$1,458	$3,220	$4,330

Total	$303	$1,458	$3,220	$4,330

9.	Variable Interest Entity

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

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of October 27, 2012 and January 28, 2012 and the condensed consolidated statements of operations for the 13 and 39 weeks ended October 27, 2012 (in thousands):

Condensed Consolidating Balance Sheets

	October 27, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Current assets	$366,563	$13,270	$(3,929)	$375,904
Non-current assets	1,737,460	1,234	—	1,738,694

Total assets	$2,104,023	$14,504	$(3,929)	$2,114,598

Current liabilities	$183,479	$10,658	$(3,740)	$190,397
Non-current liabilities	1,474,878	80	—	1,474,958

Total liabilities	1,658,357	10,738	(3,740)	1,665,355

Total stockholders’ equity	445,666		(189)	445,477
Noncontrolling interest	—	3,766	—	3,766

Total liabilities and stockholders’ equity	$2,104,023	$14,504	$(3,929)	$2,114,598

	January 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Current assets	$355,073	$6,692	$(983)	$360,782
Non-current assets	1,752,303	702	—	1,753,005

Total assets	$2,107,376	$7,394	$(983)	$2,113,787

Current liabilities	$187,812	$4,074	$(983)	$190,903
Non-current liabilities	1,474,189	56	—	1,474,245

Total liabilities	1,662,001	4,130	(983)	1,665,148

Total stockholders’ equity	445,375	—	—	445,375
Noncontrolling interest	—	3,264	—	3,264

Total liabilities and stockholders’ equity	$2,107,376	$7,394	$(983)	$2,113,787

Condensed Consolidating Statements of Operations

	For the 13 Weeks Ended October 27, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$311,008	$3,123	$(2,613)	$311,518
Cost of goods sold, including buying and occupancy expenses	(185,529)	(818)	432	(185,915)
Selling, general and administrative	(98,785)	(2,328)	2,097	(99,016)

Operating income (loss)	26,694	(23)	(84)	26,587
Other non-operating (expense) income	(21,265)	81	—	(21,184)

Income before income taxes	5,429	58	(84)	5,403
Income tax benefit (expense)	776	(1,269)	—	(493)

Net income (loss)	6,205	(1,211)	(84)	4,910
Net loss attributable to noncontrolling interest	—	1,211	—	1,211

Net income attributable to The Gymboree Corporation	$6,205	$—	$(84)	$6,121

	For the 39 Weeks Ended October 27, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$876,430	8,322	(6,731)	$878,021
Cost of goods sold, including buying and occupancy expenses	(540,091)	(2,262)	947	(541,406)
Selling, general and administrative	(283,987)	(7,949)	5,586	(286,350)

Operating income (loss)	52,352	(1,889)	(198)	50,265
Other non-operating (expense) income	(65,356)	98	—	(65,258)

Loss before income taxes	(13,004)	(1,791)	(198)	(14,993)
Income tax benefit (expense)	11,051	(1,044)	—	10,007

Net loss	(1,953)	(2,835)	(198)	(4,986)
Net loss attributable to noncontrolling interest	—	2,835	—	2,835

Net loss attributable to The Gymboree Corporation	$(1,953)	$—	$(198)	$(2,151)

10.	Segments

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

Amounts previously reported have been reclassified to conform to the addition of the retail franchise reportable segment to the current year presentation. Additionally, we completed the allocation of goodwill and certain other intangible assets to our reporting units and segments during the fourth quarter of fiscal 2011, and have restated the segment disclosures below as of October 29, 2011, resulting in the allocation of $16.4 million and $23.6 million of goodwill, and $36.2 million and $4.7 million of certain other intangible assets, to our Gymboree Play & Music and retail franchise reportable segments, respectively. We have also restated our geographical segments. Amounts previously reported for Canada and Australia are now included in the international geographical segment, and include $39.8 million of goodwill as of October 29, 2011.

The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended October 27, 2012
	Retail Stores	Gymboree Play & Music	Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$299,476	$6,320	$5,212	$3,123	$(2,613)	$311,518
Operating income (loss)	23,245	1,745	1,704	(23)	(84)	26,587
Total assets	2,013,305	60,369	30,349	14,504	(3,929)	2,114,598

	13 Weeks Ended October 29, 2011
	Retail Stores	Gymboree Play & Music	Retail Franchise	Total
Net sales	$296,445	$3,195	$3,508	$303,148
Operating income (loss)	36,769	(6,640)	1,268	31,397
Total assets	2,081,361	59,450	30,722	2,171,533

	39 Weeks Ended October 27, 2012
	Retail Stores	Gymboree Play & Music	Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$845,978	$17,522	$12,930	$8,322	$(6,731)	$878,021
Operating income (loss)	42,249	5,380	4,723	(1,889)	(198)	50,265

	39 Weeks Ended October 29, 2011
	Retail Stores	Gymboree Play & Music	Retail Franchise	Total
Net sales	$815,735	$9,469	$7,237	$832,441
Operating income (loss)	61,913	(4,055)	2,983	60,841

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music and VIE reportable segments recorded intersegment revenues of $0.5 million and $2.0 million, respectively, for the 13 weeks ended October 27, 2012 and $1.1 million and $5.5 million, respectively, for the 39 weeks ended October 27, 2012. There were no other material intersegment revenues.

We attribute retail store revenues to individual countries based on selling location. For Gymboree Play & Music and retail franchise, all sales were attributed to the domestic geographic segment. The following tables provide the summary financial data of each of our two geographical segments, domestic and international (in thousands):

	13 Weeks Ended
	October 27, 2012		October 29, 2011
	Domestic	International	Domestic	International
Net sales	$297,415	$14,103	$290,530	$12,618
Long-lived assets	1,686,209	52,485	1,745,516	50,910

	39 Weeks Ended
	October 27, 2012		October 29, 2011
	Domestic	International	Domestic	International
Net sales	$839,018	$39,003	$798,876	$33,565
Long-lived assets	1,686,209	52,485	1,745,516	50,910

11.	Condensed Guarantor Data

The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in those of the non-guarantor subsidiaries. During the fourth quarter of fiscal 2011, we completed the allocation of goodwill and certain other intangible assets to our guarantor and non-guarantor subsidiaries, which resulted in $887.6 million and $39.8 million of goodwill being allocated to guarantor and non-guarantor subsidiaries, respectively, and $3.5 million of other intangible assets being allocated to our guarantor subsidiaries. These adjustments have been reflected in the tables below for prior periods. Intercompany transactions have been eliminated.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of October 27, 2012
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19,899	$9,209	$13,478	$—	$42,586
Accounts receivable, net of allowance	1,323	22,682	3,227	—	27,232
Merchandise inventories	—	249,825	5,969	(72)	255,722
Prepaid income taxes	3,582	714	869	—	5,165
Prepaid expenses	3,880	2,126	533	—	6,539
Deferred income taxes	26,593	12,576	—	(509)	38,660
Intercompany receivable	—	413,419	—	(413,419)	—

Total current assets	55,277	710,551	24,076	(414,000)	375,904

Property and Equipment, net	16,568	179,363	9,555	—	205,486
Deferred Income Taxes	12,889	—	1,928	(14,817)	—
Goodwill	—	859,297	39,800	—	899,097
Other Intangible Assets	—	585,116	161	—	585,277
Deferred Financing Costs	43,018	—	—	—	43,018
Other Assets	817	1,667	3,332	—	5,816
Investment in Subsidiaries	1,960,041	—	—	(1,960,041)	—

Total Assets	$2,088,610	$2,335,994	$78,852	$(2,388,858)	$2,114,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,545	$82,299	$980	$—	$88,824
Accrued liabilities	38,259	54,872	8,442	—	101,573
Deferred income taxes	—	—	508	(508)	—
Intercompany payable	402,999	—	9,935	(412,934)	—

Total current liabilities	446,803	137,171	19,865	(413,442)	190,397
Long-Term Liabilities:
Long-term debt	1,192,383	—	—	—	1,192,383
Lease incentives and other liabilities	3,947	37,672	5,021	—	46,640
Deferred income taxes	—	250,752	—	(14,817)	235,935

Total Liabilities	1,643,133	425,595	24,886	(428,259)	1,665,355
Commitments and Contingencies	—	—	—	—	—
Total Stockholders’ Equity	445,477	1,910,399	50,200	(1,960,599)	445,477
Noncontrolling interest	—	—	3,766	—	3,766

Total Equity	445,477	1,910,399	53,966	(1,960,599)	449,243

Total Liabilities and Stockholders’ Equity	$2,088,610	$2,335,994	$78,852	$(2,388,858)	$2,114,598

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of October 29, 2011
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$32,860	$5,180	$7,681	$—	$45,721
Accounts receivable, net of allowance	1,946	19,620	382	—	21,948
Merchandise inventories	—	248,503	4,110	72	252,685
Prepaid income taxes	18,148	—	668	(1,767)	17,049
Prepaid expenses	3,693	2,133	35	—	5,861
Deferred income taxes	19,694	12,052	97	—	31,843
Intercompany receivable	—	341,310	—	(341,310)	—

Total current assets	76,341	628,798	12,973	(343,005)	375,107

Property and Equipment, net	19,738	179,106	8,468	—	207,312
Deferred Income Taxes	18,110	—	697	(18,807)	—
Goodwill	—	887,597	39,800	—	927,397
Other Intangible Assets	—	604,355	208	—	604,563
Deferred Financing Costs	49,549	—	—	—	49,549
Other Assets	4,235	861	2,509	—	7,605
Investment in subsidiaries	1,943,886	—	—	(1,943,886)	—

Total Assets	$2,111,859	$2,300,717	$64,655	$(2,305,698)	$2,171,533

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,526	$62,896	$252	$—	$68,674
Accrued liabilities	39,460	49,799	1,576	—	90,835
Income tax payable	—	1,767	—	(1,767)	—
Line of credit	40,000	—	—	—	40,000
Current portion of long-term debt	8,200	—	—	—	8,200
Intercompany payable	329,852	—	10,974	(340,826)	—

Total current liabilities	423,038	114,462	12,802	(342,593)	207,709
Long-Term Liabilities:
Long-term debt	1,203,650	—	—	—	1,203,650
Lease incentives and other liabilities	4,695	27,308	4,408	—	36,411
Deferred income taxes	—	262,094	—	(18,807)	243,287

Total Liabilities	1,631,383	403,864	17,210	(361,400)	1,691,057
Commitments and Contingencies	—	—	—	—	—
Stockholders’ Equity	480,476	1,896,853	47,445	(1,944,298)	480,476

Total Liabilities and Stockholders’ Equity	$2,111,859	$2,300,717	$64,655	$(2,305,698)	$2,171,533

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$478	$291,922	$14,564	$(6,999)	$299,965
Gymboree Play & Music	—	5,801	589	—	6,390
Retail Franchise	—	5,163	—	—	5,163
Intercompany revenue	11,825	837	2,046	(14,708)	—

Total net sales	12,303	303,723	17,199	(21,707)	311,518
Cost of goods sold, including buying and occupancy expenses	(1,340)	(182,017)	(10,093)	7,535	(185,915)

Gross profit	10,963	121,706	7,106	(14,172)	125,603
Selling, general and administrative expenses	(11,440)	(95,197)	(6,394)	14,015	(99,016)

Operating (loss) income	(477)	26,509	712	(157)	26,587
Interest income	13	9	20	—	42
Interest expense	(21,312)	—	—	—	(21,312)
Other income, net	5	2	79	—	86

(Loss) income before income taxes	(21,771)	26,520	811	(157)	5,403
Income tax benefit (expense)	9,714	(8,172)	(2,035)	—	(493)
Equity in loss of affiliates, net of tax	18,178	—	—	(18,178)	—

Net income (loss)	6,121	18,348	(1,224)	(18,335)	4,910
Net loss attributable to noncontrolling interest	—	—	1,211	—	1,211

Net income (loss) attributable to The Gymboree Corporation	$6,121	$18,348	$(13)	$(18,335)	$6,121

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED OCTOBER 29, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$364	$288,715	$13,230	$(5,864)	$296,445
Gymboree Play & Music	—	3,195	—	—	3,195
Retail Franchise	—	3,508	—	—	3,508
Intercompany revenue	10,459	313	—	(10,772)	—

Total net sales	10,823	295,731	13,230	(16,636)	303,148
Cost of goods sold, including buying and occupancy expenses	(1,340)	(169,232)	(8,253)	6,522	(172,303)

Gross profit	9,483	126,499	4,977	(10,114)	130,845
Selling, general and administrative expenses	(12,298)	(93,689)	(3,521)	10,060	(99,448)

Operating (loss) income	(2,815)	32,810	1,456	(54)	31,397
Interest income	11	—	17	—	28
Interest expense	(22,051)	—	—	—	(22,051)
Other income (expense), net	15	—	(7)	—	8

(Loss) income before income taxes	(24,840)	32,810	1,466	(54)	9,382
Income tax (expense) benefit	(488)	(10,864)	(1,078)	—	(12,430)
Equity in earnings of affiliates, net of tax	22,280	—	—	(22,280)	—

Net (loss) income	$(3,048)	$21,946	$388	$(22,334)	$(3,048)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,307	$825,274	$41,029	$(20,415)	$847,195
Gymboree Play & Music	—	16,379	1,602	—	17,981
Retail Franchise	—	12,845	—	—	12,845
Intercompany revenue	35,518	2,151	5,505	(43,174)	—

Total net sales	36,825	856,649	48,136	(63,589)	878,021
Cost of goods sold, including buying and occupancy expenses	(4,009)	(528,161)	(29,129)	19,893	(541,406)

Gross profit	32,816	328,488	19,007	(43,696)	336,615
Selling, general and administrative expenses	(37,090)	(274,852)	(17,855)	43,447	(286,350)

Operating (loss) income	(4,274)	53,636	1,152	(249)	50,265
Interest income	65	10	71	—	146
Interest expense	(64,163)	—	—	—	(64,163)
Loss on extinguishment of debt	(1,237)	—	—	—	(1,237)
Other (expense) income, net	(46)	—	42	—	(4)

(Loss) income before income taxes	(69,655)	53,646	1,265	(249)	(14,993)
Income tax benefit (expense)	35,347	(23,921)	(1,419)	—	10,007
Equity in earnings of affiliates, net of tax	32,157	—	—	(32,157)	—

Net (loss) income	(2,151)	29,725	(154)	(32,406)	(4,986)
Net loss attributable to noncontrolling interest	—	—	2,835	—	2,835

Net (loss) income attributable to The Gymboree Corporation	$(2,151)	$29,725	$2,681	$(32,406)	$(2,151)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED OCTOBER 29, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$977	$795,374	$35,536	$(16,152)	$815,735
Gymboree Play & Music	—	9,469	—	—	9,469
Retail Franchise	—	7,237	—	—	7,237
Intercompany revenue	30,820	770	—	(31,590)	—

Total net sales	31,797	812,850	35,536	(47,742)	832,441
Cost of goods sold, including buying and occupancy expenses	(3,987)	(489,360)	(22,541)	17,184	(498,704)

Gross profit	27,810	323,490	12,995	(30,558)	333,737
Selling, general and administrative expenses	(36,024)	(257,377)	(9,946)	30,451	(272,896)

Operating (loss) income	(8,214)	66,113	3,049	(107)	60,841
Interest income	22	26	67	—	115
Interest expense	(67,981)	—	—	—	(67,981)
Loss on extinguishment of debt	(19,563)	—	—	—	(19,563)
Other expense, net	(31)	—	(13)	—	(44)

(Loss) income before income taxes	(95,767)	66,139	3,103	(107)	(26,632)
Income tax benefit (expense)	32,816	(24,898)	(1,708)	—	6,210
Equity in earnings of affiliates, net of tax	42,529	—	—	(42,529)	—

Net (loss) income	$(20,422)	$41,241	$1,395	$(42,636)	$(20,422)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6,121	$18,348	$(1,224)	$(18,335)	$4,910

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	92	—	92
Unrealized net loss on cash flow hedges, net of tax of $123	(123)	—	(85)	—	(208)

Total other comprehensive (loss) income, net of tax	(123)	—	7	—	(116)

Comprehensive income (loss)	5,998	18,348	(1,217)	(18,335)	4,794
Comprehensive loss attributable to noncontrolling interest	—	—	1,120	—	1,120

Comprehensive income (loss) attributable to The Gymboree Corporation	$5,998	$18,348	$(97)	$(18,335)	$5,914

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED OCTOBER 29, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(3,048)	$21,946	$388	$(22,334)	$(3,048)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	(232)	—	(232)
Unrealized net gain on cash flow hedges, net of tax of $2,916	497	—	328	—	825

Total other comprehensive income, net of tax	497	—	96	—	593

Comprehensive (loss) income	$(2,551)	$21,946	$484	$(22,334)	$(2,455)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 39 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(2,151)	$29,725	$(154)	$(32,406)	$(4,986)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	33	—	33
Unrealized net loss on cash flow hedges, net of tax of $386	(59)	—	(50)	—	(109)

Total other comprehensive loss, net of tax	(59)	—	(17)	—	(76)

Comprehensive (loss) income	(2,210)	29,725	(171)	(32,406)	(5,062)
Comprehensive loss attributable to noncontrolling interest	—	—	2,776	—	2,776

Comprehensive (loss) income attributable to The Gymboree Corporation	$(2,210)	$29,725	$2,605	$(32,406)	$(2,286)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 39 WEEKS ENDED OCTOBER 29, 2011

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(20,422)	$41,241	$1,395	$(42,636)	$(20,422)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	320	—	320
Unrealized net (loss) gain on cash flow hedges, net of tax of $2,916	(4,697)	—	269	—	(4,428)

Total other comprehensive (loss) income, net of tax	(4,697)	—	589	—	(4,108)

Comprehensive (loss) income	$(25,119)	$41,241	$1,984	$(42,636)	$(24,530)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(38,940)	$49,393	$1,426	$—	$11,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,881)	(28,372)	(1,649)	—	(31,902)
Investment in subsidiaries	(180)	—	—	180	—
Other	—	(159)	(425)	—	(584)

Net cash used in investing activities	(2,061)	(28,531)	(2,074)	180	(32,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	18,635	(18,040)	(595)	—	—
Payments on Term Loan	(17,698)	—	—	—	(17,698)
Deferred financing costs	(1,347)	—	—	—	(1,347)
Investment by Parent	—	—	180	(180)	—
Investment by affiliate of Parent	2,400	—	—	—	2,400
Capital contribution to noncontrolling interest	—	—	1,595	—	1,595

Net cash provided by (used in) financing activities	1,990	(18,040)	1,180	(180)	(15,050)

Effect of exchange rate fluctuations on cash	—	—	333	—	333

Net (decrease) increase in cash and cash equivalents	(39,011)	2,822	865	—	(35,324)
CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	—	77,910

End of Period	$19,899	$9,209	$13,478	$—	$42,586

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED OCTOBER 29, 2011

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

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $8.6 million as of October 27, 2012 will decrease by as much as $2.9 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

13.	Subsequent Event

In November 2012, we voluntarily prepaid $25 million of the outstanding principal of our Term Loan.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of October 27, 2012 and October 29, 2011, and the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine week periods ended October 27, 2012 and October 29, 2011, and of cash flows for the thirty-nine week periods ended October 27, 2012 and October 29, 2011. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of January 28, 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 26, 2012, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph relating to a change in the Company’s method of presenting comprehensive income for the fiscal year ended January 28, 2012, due to the adoption of Financial Accounting Standards Board (“FASB”) Accounting Update No. 2011-05, Presentation of Comprehensive Income. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

As discussed in Note 2 to the condensed consolidated interim financial statements, the Company changed its method of presenting comprehensive income during the fiscal year ended January 28, 2012, due to the adoption of FASB Accounting Update No. 2011-05 Presentation of Comprehensive Income. The change in presentation has been applied retrospectively to the thirteen and thirty-nine week periods ended October 29, 2011.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

December 7, 2012

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

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012, filed with the Securities and Exchange Commission on April 26, 2012 (the “Fiscal 2011 Annual Report”). We encourage you to read these risk factors disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of October 27, 2012, we operated a total of 1,228 retail stores, as follows: 634 Gymboree® stores (including 586 in the United States, 41 in Canada, 1 in Puerto Rico and 6 in Australia), 156 Gymboree Outlet stores, 130 Janie and Jack® shops, and 308 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 714 franchised and Company-operated Gymboree Play & Music® centers in the United States and 42 other countries. In addition, as of October 27, 2012, third-party overseas partners operated 41 Gymboree retail stores in the Middle East and South Korea; Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) operated 7 Gymboree retail stores in China; and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) provided various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China (Gymboree China and Gymboree Tianjin are collectively referred to as the “VIEs”).

During the third quarter of fiscal 2012, we opened 38 stores, of which 30 were Crazy 8 stores. During the remainder of fiscal 2012, we plan to open approximately 35 new stores consisting mostly of Crazy 8 stores.

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

Results of Operations

13 weeks ended October 27, 2012, compared to 13 weeks ended October 29, 2011

Net Sales

Net retail sales for the third quarter of fiscal 2012 increased to $300.0 million from $296.4 million in the same period last year, an increase of $3.5 million, or 1.2%. The increase in net retail sales was due to The Gymboree Corporation’s net store and square footage growth of 91 stores and approximately 221,000 square feet, respectively. There were 1,228 stores open at October 27, 2012 compared to 1,137 at October 29, 2011. This was partially offset by a decrease in comparable store sales for the third quarter of fiscal 2012 of 4% compared to the same period in the prior year.

Gymboree Play & Music net sales for the third quarter of fiscal 2012 increased to $6.4 million from $3.2 million in the same period last year, an increase of $3.2 million or 100.0%. This increase was primarily due to the termination of our agreement with a Gymboree Play & Music master franchisee in China in the third quarter of fiscal 2011. Upon this termination, we assumed the role of master franchisor, resulting in the recording of an additional $2.8 million in revenue for the third quarter of fiscal 2012 from the unit franchisees. We previously recorded revenue net of the fee paid to the previous master franchisor for servicing the unit franchisees.

Retail franchise net sales for the third quarter of fiscal 2012 increased to $5.2 million from $3.5 million in the same period last year, an increase of $1.7 million or 47.2%. As of October 27, 2012, our third-party overseas partners operated 41 Gymboree stores, compared to 10 stores as of the end of the same period last year.

Gross Profit

Gross profit for the third quarter of fiscal 2012 decreased to $125.6 million from $130.8 million in the same period last year. As a percentage of net sales, gross profit for the third quarter of fiscal 2012 decreased 2.8 percentage points to 40.3% from 43.2% in the same period last year. The decrease was due to higher markdowns on merchandise sold for the thirteen weeks ended October 27, 2012.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, decreased to $99.0 million in the third quarter of fiscal 2012 compared to $99.4 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 31.8% for the third quarter of fiscal 2012 compared to 32.8% in the same period last year. This decrease as a percentage of net sales was primarily due to a charge in the third quarter of fiscal 2011 of $7.2 million related to a termination fee incurred to terminate a master franchisee in China.

Interest Expense

Interest expense decreased to $21.3 million in the third quarter of fiscal 2012 compared to $22.1 million in the same period last year. The decrease of $0.7 million is primarily related to the repayment of $19.5 million of our debt from October 29, 2011 through October 27, 2012.

Income Taxes

The effective tax rate for the third quarter of fiscal 2012 and 2011 was 9.1% and 132.5%, respectively. The effective tax rate decreased in the third quarter of fiscal 2012 due to the resolution of certain tax contingencies and recognition of tax credits. The actual fiscal 2012 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2012, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

39 weeks ended October 27, 2012, compared to 39 weeks ended October 29, 2011

Net Sales

Net retail sales for the 39 weeks ended October 27, 2012 increased to $847.2 million from $815.7 million in the same period last year, an increase of $31.5 million, or 3.9%. Comparable store sales for the 39 weeks ended October 27, 2012 were down 1% compared to the same period in the prior year. The increase in net retail sales was due to net store and square footage growth of 91 stores and approximately 221,000 square feet, respectively. There were 1,228 stores open at the end of the third quarter of fiscal 2012 compared to 1,137 as of the end of the same period last year.

Gymboree Play & Music net sales for the 39 weeks ended October 27, 2012 increased to $18.0 million from $9.5 million in the same period last year, an increase of $8.5 million or 89.9%. This increase was primarily due to the termination of our agreement with a Gymboree Play & Music master franchisee in China in the third quarter of fiscal 2011. Upon this termination, we assumed the role of master franchisor, resulting in the recording of an additional

$7.5 million in revenue for the 39 weeks ended October 27, 2012 from the unit franchisees. We previously recorded revenue net of the fee paid to the previous master franchisor for servicing the unit franchisees.

Retail franchise net sales for the 39 weeks ended October 27, 2012 increased to $12.8 million from $7.2 million in the same period last year, an increase of $5.6 million or 77.5%. As of October 27, 2012, our third-party overseas partners operated 41 Gymboree stores, compared to 10 stores as of the end of the same period last year.

Gross Profit

Gross profit for the 39 weeks ended October 27, 2012 increased to $336.6 million from $333.7 million in the same period last year. As a percentage of net sales, gross profit for the 39 weeks ended October 27, 2012 decreased 1.8 percentage points to 38.3% from 40.1% in the same period last year due primarily to higher commodity prices (primarily cotton). The 39 weeks ended October 29, 2011 included $10.7 million in additional cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting. The section titled “Non-GAAP Measures—Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)” included elsewhere in this quarterly report reflects the impact of the purchase accounting adjustments on gross profit.

Selling, General and Administrative Expenses

SG&A expenses increased to $286.4 million for the 39 weeks ended October 27, 2012 from $272.9 million in the same period last year. As a percentage of net sales, SG&A expenses decreased to 32.6% for the 39 weeks ended October 27, 2012 compared to 32.8% in the same period last year. The decrease as a percentage of net sales was primarily due to a charge in the third quarter of fiscal 2011 of $7.2 million related to a termination fee incurred to terminate a master franchisee in China. The 39 weeks ended October 27, 2012 and October 29, 2011 include $15.8 million and $16.9 million, respectively, of additional costs resulting from the acquisition (together with the related transactions, collectively, the “Transaction”) of the Company by certain investment funds sponsored by Bain Capital Partners, LLC on November 23, 2010, including the effect of purchase accounting adjustments.

Interest Expense

Interest expense decreased to $64.2 million for the 39 weeks ended October 27, 2012 from $68.0 million in the same period last year. The decrease of $3.8 million is primarily related to fees paid in connection with the refinancing of our $820 million senior secured term loan facility (“Term Loan”) in the first quarter of fiscal 2011, as well as lower interest payments due to the repayment of $19.5 million of our debt from October 29, 2011 through October 27, 2012.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was approximately $1.2 million for the 39 weeks ended October 27, 2012 compared to $19.6 million in the same period last year. In March 2012, we amended and restated our senior secured asset-based revolving credit facility (as so amended and restated, “ABL” or “ABL Facility” and, together with the Term Loan, collectively, the “Senior Credit Facilities”) to, among other things, lower the interest rate and extend the maturity date. The loss recorded in the first quarter of fiscal 2011 was due to the refinancing of our Term Loan in February 2011.

Income Taxes

The effective tax rate for the 39 weeks ended October 27, 2012 and October 29, 2011 was 66.7% and 23.3%, respectively. The effective tax rate increased for the 39 weeks ended October 27, 2012 due to the resolution of certain tax contingencies and recognition of tax credits. The actual fiscal 2012 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2012, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

Liquidity and Capital Resources

Cash and cash equivalents were $42.6 million at October 27, 2012, representing a decrease of $35.3 million from January 28, 2012. As of October 27, 2012 and January 28, 2012, cash and cash equivalents include $7.9 million and $4.9 million, respectively, held by the two entities that make up the VIEs, which we have determined to be variable interest entities of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 9 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of October 27, 2012 was $185.5 million compared to $169.9 million as of January 28, 2012.

Net cash provided by operating activities for the 39 weeks ended October 27, 2012 was $11.9 million. Cash provided by operating activities for the 39 weeks ended October 29, 2011 was $1.1 million. The change in cash provided by operating activities was primarily due to slower growth in inventories for the 39 week period ending October 27, 2012 compared to the same period last year. On a per square foot basis, retail inventories are down approximately 8% compared to the same period last year.

Net cash used in investing activities for the 39 weeks ended October 27, 2012 was $32.5 million compared to $29.7 million in the same period last year, and consisted primarily of capital expenditures related to the opening of new stores, information technology improvements, and investments in our distribution center.

Net cash used in financing activities for the 39 weeks ended October 27, 2012 was $15.1 million, compared to net cash provided by financing activities of $42.1 million in the same period last year. Net cash used in financing activities for the 39 weeks ended October 27, 2012, is primarily due to the prepayment of $15.6 million of the Term Loan, quarterly principal payment of $2.1 million on our Term Loan and costs paid to refinance our ABL, partially offset by $4.0 million in capital contributions. Net cash provided by financing activities during the 39 weeks ended October 29, 2011 was primarily related to a $40.0 million draw on our ABL facility and capital contributions made by our indirect parent company, Giraffe Holdings, Inc. (“Parent”), to us of $14.9 million partially offset by $6.7 million in costs paid in connection with the February 2011 refinancing of our Term Loan and $6.2 million in quarterly principal payments on our Term Loan.

We have an $820 million Term Loan and a $225 million ABL Facility. As of October 27, 2012, $794.1 million was outstanding under the Term Loan and no amounts were outstanding under the ABL Facility. In November 2012, we made a voluntary principal prepayment of $25 million on our Term Loan. There was approximately $189.2 million of undrawn availability under the ABL at October 27, 2012. Amounts available under the ABL are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL also contains financial covenants. As of October 27, 2012, the Company was in compliance with these covenants.

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

Other than as disclosed in our filings with the Securities and Exchange Commission, there have been no material changes outside the ordinary course of business to our contractual obligations since January 28, 2012, as disclosed in our Fiscal 2011 Annual Report.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2011 Annual Report.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

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

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations.

The following table is a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(In thousands)
Net income (loss) attributable to The Gymboree Corporation	$6,121	$(3,048)	$(2,151)	$(20,422)
Reconciling items (a):
Interest expense	21,312	22,051	64,163	67,981
Interest income	(32)	(28)	(116)	(115)
Income tax (benefit) expense	(776)	12,430	(11,051)	(6,210)
Depreciation and amortization (b)	14,727	14,086	43,467	42,703
Non-cash share-based compensation expense	303	1,458	3,220	4,330
Loss on disposal/impairment on assets	827	1,241	2,090	3,501
Loss on extinguishment of debt	—	—	1,237	19,563
Gymboree Play & Music franchise transition	—	7,200	—	7,200
Acquisition-related adjustments (c)	4,409	5,174	13,288	26,865

Adjusted EBITDA	$46,891	$60,564	$114,147	$145,396

(a) Exclude amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation (b) Includes the following (in thousands):
Amortization of intangible assets (impacts SG&A)	$4,340	$4,144	$13,020	$12,433
Amortization of below and above market leases (impacts COGS)	(406)	(508)	(1,442)	(1,528)

	$3,934	$3,636	$11,578	$10,905

(c) Include the following (in thousands):

Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting (impacts COGS)	$—	$—	$—	$10,731
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	2,293	2,437	6,925	7,274
Legal, accounting and sponsor fees, as well as other costs incurred as a result of the Transaction (impacts SG&A)	919	1,276	2,767	4,436
Decrease in net sales due to the elimination of deferred revenue related to the Company's co-branded credit card program in purchase accounting (impacts net sales)	1,197	1,461	3,596	4,424

	$4,409	$5,174	$13,288	$26,865

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
October 27, 2012	$3,922	$(41)	$0.99
January 28, 2012	$14,154	$(13)	$0.99
October 29, 2011	$6,865	$(81)	$1.01

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the outstanding Term Loan. We had $794.1 million outstanding under our Term Loan as of October 27, 2012, bearing interest at variable rates. A 0.125% increase in the floating rates applicable to the indebtedness outstanding under the Term Loan would have increased annual interest expense by approximately $1.0 million. In November 2012, we voluntarily prepaid $25 million of the outstanding principal of our Term Loan. The Term Loan and the ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of October 27, 2012, January 28, 2012, and October 29, 2011, accumulated other comprehensive loss included approximately $11.0 million, $10.7 million, and $7.8 million, respectively, in unrealized losses related to the interest rate caps.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Principal Executive Officer and Principal Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the third quarter of the Company’s fiscal 2012, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 6. EXHIBITS

10.1*	Consulting Agreement effective September 25, 2012 among The Gymboree Corporation, Gymboree Holding, Ltd., Giraffe Holding, Inc. and Matthew K. McCauley.

10.2*	Letter Agreement effective September 25, 2012 among The Gymboree Corporation, Giraffe Holding, Inc. and Kip M. Garcia.

31.1	Certification of Kip M. Garcia Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Lynda G. Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kip M. Garcia Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda G. Gustafson Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements filed as exhibits to this report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

December 7, 2012	By: /s/ Kip M. Garcia
Date	Kip M. Garcia Interim Chief Executive Officer

Exhibit Index

Exhibit Number	Description

10.1*	Consulting Agreement effective September 25, 2012 among The Gymboree Corporation, Gymboree Holding, Ltd., Giraffe Holding, Inc. and Matthew K. McCauley.

10.2*	Letter Agreement effective September 25, 2012 among The Gymboree Corporation, Giraffe Holding, Inc. and Kip M. Garcia.

31.1	Certification of Kip M. Garcia Pursuant to §302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Lynda G. Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Kip M. Garcia Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda G. Gustafson Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 27, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

*	Indicates management contracts or compensatory plans or arrangements filed as exhibits to this report on Form 10-Q.