Form 10-K
period 2013-02-02
GYMBOREE CORP
filed 2013-05-02
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED February 2, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER      000-21250

THE GYMBOREE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	94-2615258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Howard Street, San Francisco, California	94105 (Zip Code)
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

Yes [X]      No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]      No [  ]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]      No [  ]

*          The Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, but is not required to file such reports under such sections.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]      No [X]

As of May 2, 2013, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

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

PART 1

Item 1. Business

General

The Gymboree Corporation (“we,” “us,” “our,” Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of February 2, 2013, we operated a total of 1,262 retail stores as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 718 franchised and Company-operated Gymboree Play & Music® centers in the United States and 42 other countries. In addition, as of February 2, 2013, third-party overseas partners operated 44 Gymboree® retail stores in the Middle East and South Korea; Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) operated 12 Gymboree retail stores in China; and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) provided various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China (Gymboree China and Gymboree Tianjin are collectively referred to as the “variable interest entities” or “VIEs”).

Gymboree: As of February 2, 2013, we operated a total of 797 Gymboree stores (including 160 Gymboree Outlet stores), consisting of 746 stores (including 158 Gymboree Outlet stores) in the United States, 42 stores in Canada, 3 stores in Puerto Rico (including 2 Gymboree Outlet store), and 6 stores in Australia. Gymboree stores offer fashionable, age-appropriate apparel and accessories for boys and girls characterized by mix and match colors, patterns and graphics, complex embellishments, comfort, functionality and durability in sizes newborn through 12. Gymboree Outlet stores provide similar high-quality mix-and-match children’s apparel and accessories in the same size ranges but at outlet prices.

Janie and Jack: As of February 2, 2013, we operated a total of 133 Janie and Jack® shops in the United States. Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls in sizes newborn through 12. Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks. Shops have a European style reminiscent of a small Parisian boutique.

Crazy 8: As of February 2, 2013, we operated a total of 332 Crazy 8® stores in the United States. Crazy 8 stores provide wholesome age-appropriate fashion for boys and girls at initial price points approximately 25% to 30% lower than Gymboree. Through merchandise design, product presentation, store environment, customer service and packaging, Crazy 8 stores reflect an upscale store experience at value prices. Crazy 8 apparel is offered in sizes newborn through 14 and is intended to address a broader customer base than Gymboree.

Gymboree Play & Music: Gymboree Play & Music offers children ages newborn through five the opportunity to explore, learn and play in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts as well as birthday parties and developmental toys, books and music.

Our online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com offer the entire Gymboree, Janie and Jack and Crazy 8 product offerings, respectively. We fully integrate online stores with retail stores by offering substantially the same products, pricing and promotions. We also have a policy whereby retail stores order merchandise for customers from the online stores and we allow customers to return merchandise purchased online at traditional retail stores and vice versa.

Gymboree was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992.

Suppliers

The majority of our apparel is manufactured to our specifications by over 225 independent manufacturers located primarily in Asia (principally China (38%), Indonesia (22%), Bangladesh (8%), Thailand (6%), and Vietnam (6%) for the fiscal year ended February 2, 2013). All product purchases are denominated in U.S. dollars. One buying agent manages a substantial portion of our inventory purchases (approximately 72% for the fiscal year ended February 2, 2013). We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. Factories typically undergo annual audits for social accountability by independent third parties. In addition, all of our products undergo a quality audit performed by independent third parties.

Seasonality and Competition

Our operations are seasonal in nature, with sales from retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2012, the fourth quarter accounted for approximately 31% of net sales. During fiscal 2011 and 2010, the fourth quarter accounted for approximately 30% of net sales from retail operations.

Our apparel brands compete on a national level with BabyGap and GapKids (divisions of Gap Inc.), department stores operating in malls, outlet centers or street locations, discount retail chains such as Old Navy (a division of Gap Inc.), The Children’s Place, Wal-Mart, Target and Carter’s, as well as with a wide variety of local and regional specialty stores, with other retail chains, and with children’s retailers that sell their products by mail order, online or through outlet malls. The principal factors affecting competition for retail sales are product design, product quality, brand image, customer service and pricing. Our goal is to provide our customers with high-quality apparel at a price that reflects excellent value. We design and produce apparel exclusively for sale at our retail and online stores.

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

Employees

As of February 2, 2013, we had approximately 14,520 full-time and part-time employees or 5,816 full-time equivalents. In addition, a significant number of seasonal employees are hired during each holiday selling season. None of our employees are represented by a labor union.

Segment and International Financial Information

Certain financial information about our reportable segments and international areas is set forth under the heading “Segment Information” in Note 20 to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Available Information

We currently make available on our website at www.gymboree.com, under “Company Information—Financial Resources & SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such documents as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). We also currently make available under “Company Information—Corporate Governance” our code of ethics as well as other documents and materials relating to corporate governance. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this annual report.

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

As a result of the Transactions (as defined under “Item 6. Selected Financial Data”), we are highly leveraged. The following chart shows our indebtedness as of February 2, 2013:

February 2, 2013
($ in millions)
Term Loan(1)	$769
ABL Facility(1)	—
9.125% senior notes due 2018 (“Notes”)	371

Total indebtedness	$1,140

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

The terms of the indenture governing the Notes and the Senior Credit Facilities permit us to incur a substantial amount of  additional debt, including secured debt. Any additional borrowings under the Senior Credit Facilities, and any other secured debt, would be effectively senior to the Notes and any guarantees thereof to the extent of the value of the assets securing such indebtedness. If new debt is added to our current debt levels, the risks that we now face as a result of our leverage would intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Credit Facilities and the indenture governing the Notes contain various covenants that limit our and our restricted subsidiaries’ ability to engage in specified types of transactions. These covenants limit our and our restricted subsidiaries’ ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, enter into sale-leaseback transactions, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. Further, our ability to comply with such covenants under the indenture may be affected by actions taken by the variable interest entities which we do not control, but the results of which we have consolidated into our financial statements and which are treated as restricted subsidiaries under the indenture governing the Notes (see Note 21 to the consolidated financial statements included elsewhere in this annual report). In addition to the foregoing covenants, under certain circumstances, the ABL Facility requires us to satisfy a financial test. Our ability to satisfy this test may be affected by events outside of our control.

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

Our sales and profitability depend upon the continued demand by customers for our apparel and accessories. We believe that our success depends in large part upon our ability to anticipate, gauge and respond in a timely manner to changing consumer demands and preferences and upon the appeal of our products. Further, current economic conditions and levels of discretionary spending also affect consumer preferences. We may not be able to anticipate, gauge and respond effectively to changes in consumer preferences, and, as a result, the demand for our apparel or accessories may decline. In addition, since much of our inventory is sourced from vendors located outside the United States, we usually must order merchandise and enter into contracts for the purchase and manufacture of such merchandise, up to nine months in advance of the applicable selling season and frequently before trends are known. A decline in demand for our apparel and accessories or a misjudgment could, among other things, lead to lower sales, excess inventories and higher markdowns, each of which could have a material adverse effect on our business, financial condition and operating results.

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

Although we currently test products sold in our stores and at our Gymboree Play & Music sites, we have in the past recalled and may in the future need to recall products that we may later determine may present safety issues. If we or the Consumer Product Safety Commission recall a product sold in our stores, we could experience negative publicity and product liability lawsuits, which could have a material adverse effect on our reputation, financial position and earnings.

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

The apparel segment of the specialty retail industry is highly competitive. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our Gymboree, Janie and Jack and Crazy 8 brands compete on a national level with BabyGap and GapKids (divisions of Gap Inc.), department stores operating in malls, outlet centers or street locations, discount retail chains such as Old Navy (a division of Gap Inc.), The Children’s Place, Wal-Mart, Target and Carter’s, as well as a wide variety of local and regional specialty stores, other retail chains, and children’s retailers that sell their products by mail order, online or through outlet malls. Many of these competitors are larger than us and have substantially greater financial, marketing and other resources. Increased competition may reduce sales and gross margins, and increase operating expenses, each of which could have a material adverse effect on our operating results.

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

There has been significant volatility in the value of the U.S. dollar against other foreign currencies in the recent past. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas (primarily from China, Indonesia, Bangladesh, Thailand and Vietnam). Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our apparel by making their purchases of raw materials more expensive and more difficult to finance. Such fluctuations could have a material adverse effect on our business and earnings as a result.

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

Fluctuations in comparative store sales and results of operations could cause our business performance to decline substantially.

Our results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Numerous factors affect our comparable store sales, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, mall traffic, the retail sales environment, calendar shifts of holidays or seasonal periods, timing of promotional events, macro-economic conditions and our success in executing our business strategies.

Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, using effective pricing strategies, and optimizing store performance. Failure to meet the expectations of investors, securities analysts, or credit rating agencies in one or more future periods could cause our credit ratings to decline.

We may not be able to successfully operate if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

As previously reported, we have recently had a number of changes to our executive management team. Our continued success is largely dependent on the individual efforts and abilities of our senior management team and certain other key personnel and on our ability to retain current management and to attract and retain qualified key personnel in the future. The loss of certain key employees or our inability to continue to attract and retain other qualified key employees could have a material adverse effect on our growth, operations and financial position.

Our performance is dependent on attracting and retaining a large and growing number of qualified team members.

Many of our team members are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation and changing demographics. In addition, our labor costs are influenced by health care and workers’ compensation costs, both of which have been rising in recent years. If we cannot hire enough qualified employees, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak season or certain high-volume events, our customer service levels and our operations could be negatively impacted.

The loss of a key buying agent could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

One buying agent manages a substantial portion of our inventory purchases (approximately 72% in fiscal year 2012). Although we believe that other buying agents could be identified and retained to place our required foreign production, the loss of this buying agent could result in delays in procuring inventory, which could result in a material adverse effect on our business and operating results.

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

Our growth strategy includes the addition of a significant number of new stores each year. We may not be able to implement this strategy successfully, on a timely basis, or at all.

Our growth will largely depend on our ability to successfully open and operate new stores. We intend to continue to open new stores in future years. The success of this strategy is dependent upon, among other things, the current retail environment, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, our ability to complete construction within planned timelines and budgets and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion of Company-owned stores through cash flow from operations and, if necessary, by borrowings under our ABL Facility; however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

Our growth would be hampered if we are unable to identify new store locations and relocate existing stores in appropriate retail venues and shopping areas.

Our stores must be located in appropriate retail spaces in areas with demographic characteristics consistent with our customer base. These locations tend to be limited to malls and similar venues where the market for available space has historically been very competitive. The location of acceptable store sites and the negotiation of acceptable lease arrangements require considerable time, effort and expense. Our ability to lease desirable retail space for expansion and relocation of stores, and to renew our existing store leases, on favorable economic terms is essential to our revenue and earnings growth. Approximately 120, 112 and 87 store leases will come up for renewal during fiscal 2013, fiscal 2014 and fiscal 2015, respectively. We are also in the process of negotiating lease terms for approximately 72 stores, which are currently operating under month-to-month terms. There can be no assurance that we will be able to achieve our store expansion goals, effectively manage our growth, successfully integrate the planned new stores into our operations, or profitably operate our new and remodeled stores. Failure to obtain and renew leases for a sufficient number of stores on acceptable terms could have a material adverse effect on our revenues and operating results.

Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands.

We have entered into franchise agreements with unaffiliated third parties to operate stores in certain countries in the Middle East and in South Korea and with our affiliate (which we do not control) to operate stores in China. Under these agreements, third parties operate stores that sell apparel, purchased from us, under the Gymboree name. We have limited experience managing apparel retail franchise relationships and these arrangements may ultimately not be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our international expansion efforts. The effect of these arrangements on our business and operating results is uncertain and will depend upon various factors, including the demand for our products in new markets and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these parties do not operate their stores in a manner consistent with our requirements regarding our Gymboree brand identity and customer experience standards, the value of our Gymboree brand could be impaired. A failure to protect the value of our Gymboree brand or any other harmful acts or omissions by a franchisee could have an adverse effect on our operating results and our reputation.

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

We are subject to income taxes in federal and applicable state and local tax jurisdictions in the United States, Canada, China, Australia, Puerto Rico, Kuwait, Hong Kong and South Korea. We record tax expense based on our estimates of future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

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

We own a 444,000 square-foot distribution center on approximately 31 acres in Dixon, California. All of our products are distributed from this facility. We also leased an additional 200,000 square feet of warehouse space in Dixon to supplement the Company-owned distribution center’s storage and processing capacity. This lease expires in July 2014.

As of February 2, 2013, our 1,262 stores included an aggregate of approximately 2,587,000 square feet of space. Store leases typically have 10-year terms and typically include a termination clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 120, 112 and 87 store leases will come up for renewal during fiscal 2013, 2014 and 2015, respectively. We are also in the process of negotiating lease terms for approximately 72 stores currently operating under month-to-month terms. As of February 2, 2013, we also operated 7 Gymboree Play & Music corporate-owned sites in California, Florida and Arizona under leases that expire between fiscal 2013 and fiscal 2017. See Note 19 to the consolidated financial statements included elsewhere in this annual report.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Gymboree Holding, Ltd., domiciled in the Cayman Islands, through Giraffe Holding, Inc. (“Parent”) and other direct and indirect subsidiaries, indirectly owns all of our outstanding equity interests. Shares of our common stock are not registered on any national securities exchange or otherwise publicly traded, there is no established public trading market for our common stock and none of the shares of our common stock are convertible into shares of any other class of stock or other securities.

In the fourth quarter of fiscal 2011 and fiscal 2012, we paid cash dividends on our common stock in aggregate amounts of $12.2 million and $3.3 million, respectively, to Parent. We do not have an established annual dividend policy. We may issue dividends to our shareholders from time to time, but are under no obligation to do so, and would do so only to the extent permitted under financing documents and approved by our Board of Directors.

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data at the dates and for the periods indicated below. Our selected financial data as of January 31, 2009 (Predecessor), January 30, 2010 (Predecessor), January 28, 2012 (Successor), and February 2, 2013 (Successor) and for the years then ended, and our selected financial data as of January 29, 2011 (Successor) and for the periods from January 31, 2010 to November 22, 2010 (Predecessor) and November 23, 2010 to January 29, 2011 (Successor), presented in this table have been derived from our historical audited consolidated financial statements.

On November 23, 2010 (the “Transaction Date”), we completed a merger (the “Merger”) with Giraffe Acquisition Corporation (“Acquisition Sub”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc. (“Parent”) and Acquisition Sub, a wholly owned subsidiary of Parent, on November 23, 2010 (the “Transaction Date”), with the Merger funded through a combination of debt and equity financing (collectively, “the Transactions”). We are continuing as the surviving corporation and 100%-owned indirect subsidiary of Parent. Investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) own a controlling interest in Parent. The following selected historical consolidated financial data are presented for the Predecessor and Successor periods, which relate to the periods preceding and succeeding the Transaction Date, respectively.

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

	Successor						Successor		Predecessor
	Fiscal Year Ended		Fiscal Year Ended		Pro Forma						Fiscal Year Ended
	February 2, 2013		January 28, 2012		Fiscal Year Ended January 29, 2011		November 23, 2010 to January 29, 2011		January 31, 2010 to November 22, 2010		January 30, 2010		January 31, 2009
						(unaudited)
Statement of operations data (in thousands):
Net sales:
Retail	$	1,234,993	$	1,164,171	$	1,054,018	$	244,287	$	814,863	$	1,001,527	$	987,859
Gymboree Play & Music		23,941		13,885		13,661		2,814		10,847		13,384		12,819
Retail Franchise		16,730		10,232		1,372		447		925		-		-
Other		-		-		248		-		248		-		-

Total net sales		1,275,664		1,188,288		1,069,299		247,548		826,883		1,014,911		1,000,678
Cost of goods sold, including buying and occupancy expenses		(794,272)		(728,346)		(570,326)		(184,483)		(431,675)		(535,005)		(524,477)

Gross profit		481,392		459,942		498,973		63,065		395,208		479,906		476,201
Selling, general and administrative expenses		(411,742)		(380,141)		(345,453)		(78,843)		(307,361)		(316,268)		(327,893)
Goodwill impairment		-		(28,300)		-		-		-		-		-

Operating income (loss)		69,650		51,501		153,520		(15,778)		87,847		163,638		148,308
Interest income		177		168		-		36		295		728		1,690
Interest expense		(85,640)		(89,807)		(91,375)		(17,387)		(248)		(243)		(208)
Loss on extinguishment of debt		(214)		(19,563)		-		-		-		-		-
Other (expense) income, net		(12)		(109)		172		53		119		610		(151)

(Loss) income before income taxes		(16,039)		(57,810)		62,317		(33,076)		88,013		164,733		149,639
Income tax benefit (expense)		5,636		6,626		(29,295)		10,032		(36,449)		(62,814)		(56,159)

Net (loss) income		(10,403)		(51,184)		33,022		(23,044)		51,564		101,919		93,480
Net loss attributable to noncontrolling interest		2,561		5,839		-		-		-		-		-

Net (loss) income attributable to The Gymboree Corporation	$	(7,842)	$	(45,345)	$	33,022	$	(23,044)	$	51,564	$	101,919	$	93,480

Cash flows (in thousands):
Net cash provided by operating activities	$	73,794	$	91,545	$	68,839	$	21,080	$	90,951	$	176,595	$	155,024
Net cash (used in) provided by investing activities		(48,693)		(38,212)		(1,876,860)		(1,833,408)		(43,452)		(39,579)		(56,114)
Net cash (used in) provided by financing activities		(69,926)		(7,723)		1,538,035		1,648,690		(110,655)		(21,535)		9,728
Capital expenditures		(47,851)		(36,565)		(47,268)		(5,054)		(42,214)		(39,579)		(56,114)

Balance sheet data (in thousands):
Cash and cash equivalents	$	33,328	$	77,910	$	*	$	32,124	$	*	$	257,672	$	140,472
Accounts receivable, net		27,542		27,277		*		13,669		*		9,911		18,735
Working capital		129,856		169,879		*		113,936		*		287,348		180,040
Property and equipment, net		205,325		202,152		*		212,491		*		205,461		204,227
Total assets		2,043,213		2,113,787		*		2,088,125		*		636,130		520,581
Total debt		1,138,455		1,211,800		*		1,215,991		*		-		-
Total equity		441,637		448,639		*		485,811		*		438,753		334,275

Operating data (a):
Number of stores at end of period		1,262		1,149		1,065		1,065		1,062		953		886
Net sales per gross square foot at period-end (b)	$	476	$	499	$	493	$	114	$	380	$	529	$	564
Net sales per store (c)	$	975,734	$	1,011,940	$	990,000	$	229,000	$	762,000	$	1,043,000	$	1,105,000

Comparable store net sales (a) (d):
Including comparable online sales		-2%		4%		-2%		*		*		-4%		0%
Excluding comparable online sales		-4%		3%		-3%		*		*		-6%		-2%

Other financial data (in thousands):
Adjusted EBITDA (e)	$	161,845	$	192,585	$	236,952	$	57,912	$	179,040	$	221,348	$	203,309

*	Information not available for this period.
(a)	Operating data and comparable store net sales excludes retail stores operated by third-party overseas partners and the VIE-operated Gymboree retail stores in China.
(b)	Equals net sales from the Company’s retail stores and online stores, divided by total square feet of store space as of each date presented.
(c)	Equals net sales from the Company’s retail stores and online stores, divided by stores open as of each date presented.
(d)

A comparable store is one that has been open for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable store net sales were calculated on 53-week basis for fiscal 2012 and a 52-week basis for all other periods presented.

(e)

Refer to the table in the section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this annual report and the reconciliation information provided therein. Amounts related to noncontrolling interest are excluded.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. Except for historical information, the following discussion contains forward-looking statements within the meaning of the securities laws. Our actual results could differ materially from results that may be anticipated by such forward-looking statements. The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A.Risk Factors,” and those discussed elsewhere in this report. We do not intend to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of February 2, 2013, we operated a total of 1,262 retail stores and online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs under the Gymboree Play & Music brand at 718 franchised and Company-operated centers in the United States and 42 other countries. In addition, as of February 2, 2013, third-party overseas partners operated 44 Gymboree retail stores in the Middle East and South Korea and 12 VIE-operated Gymboree retail stores in China.

The following table summarizes store openings and closures by brand and country for fiscal year ended February 2, 2013 (“fiscal 2012”). Note that (i) all Janie and Jack and Crazy 8 stores are in the United States, and (ii) retail stores operated by third-party overseas partners and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of	Store	Store	Store Count as of
	January 28, 2012	Openings	Closures	February 2, 2013
Gymboree US	587	5	(4)	588
Gymboree Canada	41	1	-	42
Gymboree Australia	3	3	-	6
Gymboree Puerto Rico	1	-	-	1

Total Gymboree	632	9	(4)	637

Gymboree Outlet	151	8	(1)	158
Gymboree Outlet
Puerto Rico	2	-	-	2

Total Gymboree Outlet	153	8	(1)	160

Janie and Jack	127	11	(5)	133
Crazy 8	237	99	(4)	332

Total	1,149	127	(14)	1,262

In fiscal 2013, we plan to continue to execute on our vision to reach every mom in America and moms around the world with our multi-tiered portfolio of brands. As part of our strategy, we plan to open approximately 100 new stores in fiscal 2013, with the majority of them being Crazy 8 stores. We expect our international franchise partners to open about 20 to 30 franchise stores in fiscal 2013.

Our year-end is on the Saturday closest to January 31. Fiscal 2012, which included 53 weeks, ended on February 2, 2013. Fiscal 2011 and 2010, which included 52 weeks each, ended on January 28, 2012 and January 29, 2011, respectively. Management estimates that the 53rd week of fiscal 2012 did not contribute a material amount to income from continuing operations.

Critical Accounting Policies

Critical accounting policies are those accounting policies and estimates that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies and estimates applicable to the Company as of the date of the completion of the audit for the fiscal year ended February 2, 2013 with the Company’s Audit Committee.

Goodwill

As of February 2, 2013, we had goodwill of $899 million related to the Merger (as defined under “Effect of the Merger” below). Goodwill is tested for impairment in the fourth quarter of each fiscal year, by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

Based on the results of the first step of the Company’s impairment test performed during the fourth quarter of fiscal 2012, we determined that the fair value of the Janie and Jack, Crazy 8, Gymboree Play & Music and International Retail Franchise reporting units each exceeded their carrying values by more than 25%. However, the fair value of the Gymboree Retail and Gymboree Outlet reporting units exceeded their carrying values by less than 10% and 5%, respectively. Goodwill of $531.6 million and $148.6 million was allocated to the Gymboree Retail and Gymboree Outlet reporting units, respectively.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. The Company does not amortize intangible assets with indefinite useful lives; rather, such assets are tested annually for impairment in the fourth quarter of each fiscal year or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The trade name is considered impaired if the estimated fair value of the trade name is less than the carrying amount. If the trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. Calculating the fair value of trade names requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our trade names.

Other Intangible Assets and Liabilities

Other intangible assets primarily represent contractual customer relationships and below market leases. Other intangible liabilities represent above market leases and are included in deferred liabilities. Other intangible assets and liabilities are amortized on a straight-line basis over their estimated useful lives.

We review other intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these other intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased other intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and their estimated fair value. The fair value of the asset is estimated based on discounted future cash flows using a discount rate commensurate with the risk. Our estimate of future cash flows requires assumptions and judgment, including forecasting future sales and expenses and estimating useful lives of the assets.

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

Store Asset Impairment

Store assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, a loss is recognized equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined at the store level, which is the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on historical experience and typically third-party advice or market data. These estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict. Our recorded asset impairment charges have not been material.

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

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when we estimate merchandise is delivered to the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). From time to time, customers may earn Gymbucks or Rise and Shine coupons and redeem them for merchandise at a discount during the redemption period. A liability is recorded for coupons earned, but not redeemed, within an accounting period. Sales are presented net of sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from our co-branded credit card. We present taxes collected from customers and remitted to governmental authorities on a net basis.

Effect of the Merger

On November 23, 2010 (the “Transaction Date”), we completed a merger (the “Merger”) with Giraffe Acquisition Corporation (“Acquisition Sub”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc. (“Parent”), and Acquisition Sub, a wholly owned subsidiary of Parent, with the Merger funded through a combination of debt and equity financing (collectively, the “Transactions”). The application of purchase accounting as a result of the Merger required the adjustment of our assets and liabilities to their fair value, which resulted in an increase in amortization expense related to intangible assets acquired as a result of the Merger. Also, as a result of the Transactions, our borrowings and interest expense significantly increased. The excess of purchase price over the estimated fair value of our net assets and identified intangible assets was allocated to goodwill. Our indefinite-lived intangible assets and goodwill are subject to periodic tests for impairment. The subsection “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” below shows other purchase accounting adjustments that affected fiscal 2012, 2011 and 2010, as well as a reconciliation of such measures to net income (loss).

Results of Operations

Fiscal 2012 compared to Fiscal 2011

Net Sales

Net retail sales for fiscal 2012 increased to $1.23 billion from net retail sales of $1.16 billion in fiscal 2011, an increase of $70.8 million, or 6.1%. This increase was primarily due to net store and square footage growth of 113 stores and approximately 255,000 square feet and growth in online sales, partially offset by decreased comparable store sales. Comparable store sales (including online sales) decreased by 2% in fiscal 2012. Comparable store sales (excluding online sales) decreased by 4% in fiscal 2012.

Gymboree Play & Music sales for fiscal 2012 increased to $23.9 million from sales of $13.9 million in fiscal 2011, an increase of $10.0 million. The increase was primarily due to the termination of our agreement with the Gymboree Play & Music master franchisee in China in the third quarter of fiscal 2011. Upon this termination, we assumed the role of master franchisor, resulting in us recording all, instead of a portion, of the royalties from the unit franchisees.

Retail franchise sales for fiscal 2012 increased to $16.7 million from sales of $10.2 million in fiscal 2011, an increase of $6.5 million. This increase was the result of international franchise expansion, with 22 new Gymboree stores opened and 2 closed by third-party overseas partners in fiscal 2012. There were 44 franchised Gymboree stores in the Middle East and South Korea at the end of fiscal 2012, compared to 24 franchised Gymboree stores at the end of fiscal 2011.

Gross Profit

Gross profit for fiscal 2012 increased to $481.4 million from $459.9 million in fiscal 2011. As a percentage of net sales, gross profit decreased 1.0 percentage point to 37.7% from 38.7% last year. The decrease in gross profit as a percentage of net sales was primarily due to higher commodity prices (primarily cotton) and a higher level of markdown selling in fiscal 2012. As we record certain distribution channel costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution channel costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Selling, General and Administrative Expenses

SG&A, which principally consists of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $411.7 million in fiscal 2012 from SG&A of $380.1 million in fiscal 2011, an increase of $31.6 million, or 8.3%. As a percentage of net sales, SG&A increased 0.3 percentage points to 32.3% in fiscal 2012 from 32% in fiscal 2011 primarily due to a decrease of 2% in comparable store sales (including online sales).

Interest Expense

Interest expense decreased to $85.6 million in fiscal 2012 from $89.8 million in fiscal 2011. The decrease of $4.2 million is primarily related to the decrease in the amount of our outstanding indebtedness following the repayment of $42.7 million of our Term Loan and a repurchase of an aggregate principal amount of $29 million of our Notes during fiscal 2012.

Loss on Extinguishment of Debt

Loss on extinguishment of debt was approximately $0.2 million for fiscal 2012 compared to $19.6 million in fiscal 2011. In March 2012, we amended and restated our ABL Facility to, among other things, lower the interest rate and extend the maturity date, which resulted in a $1.2 million charge related to the write-off of deferred financing costs. In addition, during the fourth quarter of fiscal 2012, we repurchased Notes with an aggregate principal amount of $29.0 million for $26.6 million in cash, which resulted in a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs.

The loss on extinguishment of debt recorded in fiscal 2011 was due to the refinancing of our Term Loan in February 2011.

Income Taxes

Income tax benefit for fiscal 2012 and fiscal 2011 resulted in effective tax rates of approximately 35.1% and 11.5%, respectively. The fiscal 2011 rate is comparatively low as a percentage of pre-tax loss due primarily to the non-deductible goodwill impairment charge and non-deductible costs associated with the VIEs.

Fiscal 2011 compared to Pro Forma Fiscal 2010

In presenting a comparison of our results of operations for fiscal 2011 to our results of operations for the fiscal year ended January 29, 2011, we have presented unaudited pro forma results for the fiscal year ended January 29, 2011 (“fiscal 2010”). This presentation does not comply with generally accepted accounting principles (GAAP).

Net Sales

Net retail sales for fiscal 2011 increased to $1.2 billion from pro forma net retail sales of $1.1 billion in fiscal 2010, an increase of $110.2 million, or 10.5%. This increase was primarily due to net store and square footage growth of 84 stores and approximately 194,000 square feet. Comparable store sales (including online sales) increased by 4% in fiscal 2011. Comparable store sales (excluding online sales) increased by 3% in fiscal 2011.

Retail franchise sales for fiscal 2011 increased to $10.2 million from pro forma sales of $1.4 million in fiscal 2010, an increase of $8.8 million. This increase was the result of international expansion, with 22 new Gymboree stores opened by third-party overseas partners in fiscal 2011. There were 24 franchised Gymboree stores in the Middle East and South Korea at the end of fiscal 2011, compared to 2 franchised Gymboree stores in the Middle East at the end of fiscal 2010.

Gross Profit

Gross profit for fiscal 2011 decreased to $459.9 million from pro forma gross profit of $499.0 million in fiscal 2010. As a percentage of net sales, gross profit decreased 8.0 percentage points to 38.7% from pro forma gross profit of 46.7% last year. The decrease in gross profit as a percentage of net sales was primarily due to higher average unit costs in fiscal 2011 resulting from higher commodity prices (primarily cotton) and a higher level of markdown selling. As we record certain distribution channel costs as a component of SG&A expenses and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution channel costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Selling, General and Administrative Expenses

SG&A expenses, which principally consist of non-occupancy store expenses, corporate overhead and distribution expenses, increased to $380.1 million in fiscal 2011 from pro forma SG&A of $345.5 million in fiscal 2010, an increase of $34.6 million, or 10.0%. As a percentage of net sales, SG&A decreased 0.3 percentage points to 32% in fiscal 2011 from pro forma SG&A 32.3% in fiscal 2010. The SG&A decrease as a percentage of net sales for fiscal 2011 was primarily due to lower stock-based and incentive compensation costs partially offset by a one-time charge related to the termination of our master franchise relationship in China (see Note 18 to the consolidated financial statements included elsewhere in this annual report) and increased costs related to the operations of the VIE (see Note 21 to the consolidated financial statements included elsewhere in this annual report).

Goodwill Impairment

In the fourth quarter of 2011, due to higher average unit costs resulting from higher commodity prices (primarily cotton) and a higher level of markdown selling, we concluded that there was impairment related to goodwill allocated to Gymboree Outlet, one of our reporting units, and we recorded an impairment charge for goodwill of $28.3 million.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $33.3 million as of February 2, 2013, $6.1 million of which was held by the VIEs of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 21 to the consolidated financial statements included elsewhere in this annual report) and $77.9 million as of January 29, 2011, $4.9 million of which was held by the VIEs. The assets of the VIEs cannot be used by us. Working capital as of February 2, 2013 totaled $129.9 million as compared to $169.9 million as of January 29, 2011.

Cash flows provided by operating activities

Net cash provided by operating activities for fiscal 2012 was $73.8 million compared to $91.5 million for fiscal 2011. The decrease in cash provided by operating activities was primarily due to changes in operating income and working capital.

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

Cash flows used in investing activities

Net cash used in investing activities was $48.7 million in fiscal 2012 compared to $38.2 million in fiscal 2011. Capital expenditures increased from $36.6 million during fiscal 2011 to $47.9 million during fiscal 2012 related primarily to the opening of new stores, relocation, remodeling and/or expansion of existing stores, information technology improvements, and investments in our distribution center (see the table below for further information on store openings in fiscal 2012).

Net cash used in investing activities was $38.2 million in fiscal 2011 compared to $1.8 billion during the period from November 23, 2010 to January 29, 2011 and $43.5 million during the period from January 31, 2010 to November 22, 2010. Net cash used in investing activities during the period from November 23, 2010 to January 29, 2011 primarily related to acquisition costs related to the Merger.

We estimate capital expenditures for fiscal 2013 will approximate $50 million, excluding non-cash capital leases. The capital expenditures will be used to open approximately 100 new stores, with the majority of them being Crazy 8 stores, and to remodel existing stores, as well as to continue investment in our distribution center and systems infrastructure. Our current plans for Gymboree, Gymboree Outlet, Janie and Jack, and Crazy 8 will require increasing capital expenditures for new stores for the next several years.

Cash flows used in financing activities

Net cash used in financing activities in fiscal 2012 was $69.9 million compared to $7.7 million in fiscal 2011. The net cash used in fiscal 2012 was primarily due to a $42.7 million payment on our Term Loan, a repurchase of our Notes with $26.6 million in cash and a $3.3 million cash dividend on our common stock paid to Parent, which was used by Parent to repurchase shares of its stock. Partially offsetting the decrease in net cash used in financing activities is a capital contribution of $2.4 million (see Note 17 to the consolidated financial statements included elsewhere in this annual report under the subheading “Receivable from Bain Capital Asia Integral Investors, L.P.”) made by an affiliate of Parent to us and a capital contribution of $1.6 million to the VIEs made by their immediate corporate parent.

Net cash used in financing activities in fiscal 2011 was $7.7 million compared to net cash provided by financing activities of $1.6 billion during the period from November 23, 2010 to January 29, 2011, compared to net cash used in financing activities of $110.7 million during the period from January 31, 2010 and November 22, 2010. The net cash used in fiscal 2011 was primarily due to a $12.2 million cash dividend on our common stock paid to Parent, which was used by the shareholders of Parent to fund their equity investment in the VIE (see Note 21 to the consolidated financial statements included elsewhere in this annual report), $8.2 million in quarterly principal payments on our Term Loan and $6.7 million in deferred financing costs paid in connection with the February 2011 refinancing of our Term Loan, partially offset by capital contributions made by Parent to us of $14.9 million and to the VIEs by their immediate corporate parent of $4.5 million. Net cash provided by financing activities during the period from November 23, 2010 to January 29, 2011 was primarily due to $1.2 billion in proceeds from the Term Loan and Notes to fund the Transaction and $508 million in proceeds on issuance of common stock, partially offset by $63.3 million of deferred financing costs related to the Term Loan and Notes, and $12.1 million related to the purchase of interest rate cap contracts. Net cash used in financing activities during the period from January 31, 2010 and November 22, 2010 was primarily due to $124.6 million of repurchases of common stock, partially offset by excess tax benefits from exercise and vesting of share-based awards of $12.6 million and proceeds from issuance of common stock of $1.4 million.

We have an $820 million Term Loan and a $225 million ABL Facility. As of February 2, 2013, $769.1 million was outstanding under the Term Loan. Amounts available under the ABL are subject to customary borrowing base limitations and are reduced by letter of credit utilization. No amounts were outstanding and there was approximately $167.2 million of undrawn availability under the ABL as of February 2, 2013. The Term Loan and ABL also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL also contains financial covenants. As of February 2, 2013, we were in compliance with these covenants. In March 2012, we amended and restated the terms of our ABL Facility to, among other things, lower the interest rate and extend the maturity date from November 2015 to March 2017.

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

We calculated our excess cash flow using fiscal 2012 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during fiscal 2013. During fiscal 2012, we made one quarterly amortization payment of $2.1 million, prepaid $15.6 million of our Term Loan with our excess cash flow, and made a voluntary prepayment of $25.0 million. The excess cash flow payment made during fiscal 2012 was calculated based on fiscal 2011 operating results. We applied the voluntary prepayment and the excess cash flow prepayment toward our remaining quarterly amortization payments payable under the Term Loan in fiscal 2012 and plan to apply the remainder of such prepayments toward our quarterly amortization payments payable under the Term Loan in fiscal 2013 through fiscal 2017.

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

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. We cannot assure you, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations”.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of February 2, 2013:

	Payments due by period
($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Operating leases (1)	$91,728	$169,772	$140,704	$145,032	$547,236
Inventory purchase obligations (2)	193,366	-	-	-	193,366
Other purchase obligations (3)	18,484	6,988	1,320	-	26,792
Long-term debt (4)	-	-	6,502	1,133,600	1,140,102

Total contractual cash obligations	$303,578	$176,760	$148,526	$1,278,632	$1,907,496

(1)

Other lease-required expenses such as utilities, real estate taxes and common area repairs and maintenance are excluded. See Note 19 to the consolidated financial statements included elsewhere in this annual report for discussion of the Company’s operating leases.

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

(4)

Long-term debt is comprised of a $769.1 million Term Loan, an undrawn $225 million ABL Facility and an aggregate principal amount of $371 million of our Notes. The amounts presented in the table above exclude interest and original issuance discount of $1.6 million (see Note 9 to the consolidated financial statements included elsewhere in this annual report). The table above also excludes $30.5 million of commercial and standby letters of credit related to normal business transactions (see Note 8 to the consolidated financial statements included elsewhere in this annual report).

As of February 2, 2013, we had unrecognized tax benefits of $6.1 million, accrued interest of $1.1 million, and accrued penalties of $0.7 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

The following table provides a reconciliation of net (loss) income attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	Successor			Predecessor
	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010	52 Weeks Ended
					January 30, 2010	January 31, 2009

Net (loss) income attributable to The Gymboree Corporation	$(7,842)	$(45,345)	$(23,044)	$51,564	$101,919	$93,480
Reconciling items (a):
Interest expense	85,640	89,807	17,387	248	243	208
Interest income	(134)	(168)	(36)	(295)	(728)	(1,690)
Income tax (benefit) expense	(6,502)	(6,626)	(10,032)	36,449	62,814	56,159
Depreciation and amortization (b)	58,369	57,930	10,250	32,550	37,302	34,854
Non-cash share-based compensation expense	4,260	5,907	482	41,042	18,462	19,850
Executive-related hiring expenses (c)	1,884	-	-	-	-	-
Loss on disposal/impairment on assets	2,981	4,339	1,150	880	1,336	448
Loss on extinguishment of debt	214	19,563	-	-	-	-
Gymboree Play & Music franchise transition	-	7,200	-	-	-	-
Other (e)	5,336	-	-	-	-	-
Goodwill impairment	-	28,300	-	-	-	-
Acquisition-related adjustments (d)	17,639	31,678	61,755	16,602	-	-

Adjusted EBITDA	$161,845	$192,585	$57,912	$179,040	$221,348	$203,309

(a) Exclude amounts related to noncontrolling interest, which are already excluded from net (loss) income attributable to The Gymboree Corporation.

(b) Includes the following purchase accounting adjustments (in thousands):
Amortization of intangible assets (impacts SG&A)	$17,360	$17,500	$3,011	$-	$-	$-
Amortization of below and above market leases (impacts COGS)	(1,868)	(2,090)	(387)	-	-	-

	$15,492	$15,410	$2,624	$-	$-	$-

(c) Include amounts related to the hiring of our CEO and CFO, including search-firm costs and sign-on bonuses.

(d) Includes the following adjustments (in thousands):
Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting (impacts COGS)	$-	$10,731	$45,508	$-	$-	$-
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	9,211	9,699	1,628	-	-	-
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	4,069	5,607	13,624	16,602	-	-
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	4,359	5,641	995	-	-	-

	$17,639	$31,678	$61,755	$16,602	$-	$-

(e) Other is comprised of a non-recurring charge in reserves and a non-recurring charge resulting from a termination of our shade retail concept.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in United States dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
February 2, 2013	$7,419	$(18)	$1.00
January 28, 2012	$14,154	$(13)	$0.99

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of February 2, 2013, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of February 2, 2013, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Senior Credit Facilities also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of February 2, 2013, accumulated other comprehensive income included approximately $10.7 million in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

Impact of Inflation

Except for the impact of higher commodity prices (primarily cotton) as described under “Results of Operations” above, the impact of inflation on results of operations has not been significant in any of the last three fiscal years.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets as of February 2, 2013 (Successor) and January 28, 2012 (Successor)	28

Consolidated Statements of Operations for the years ended February 2, 2013 (Successor) and January 28, 2012 (Successor), and for the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor)	29

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 2, 2013 (Successor) and January 28, 2012 (Successor), and for the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor)	30

Consolidated Statements of Cash Flows for the years ended February 2, 2013 (Successor) and January 28, 2012 (Successor), and for the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor)	31

Consolidated Statements of Stockholders’ Equity for the years ended February 2, 2013 (Successor) and January 28, 2012 (Successor), and for the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor)	32

Notes to Consolidated Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of February 2, 2013 (Successor) and January 28, 2012 (Successor), and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for the fiscal year ended February 2, 2013 (Successor), the fiscal year ended January 28, 2012 (Successor), the period from November 23, 2010 to January 29, 2011 (Successor), and the period from January 31, 2010 to November 22, 2010 (Predecessor). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of February 2, 2013 (Successor) and January 28, 2012 (Successor), and the results of their operations and their cash flows for the fiscal year ended February 2, 2013 (Successor), the fiscal year ended January 28, 2012 (Successor), the period from November 23, 2010 to January 29, 2011 (Successor), and the period from January 31, 2010 to November 22, 2010 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 2, 2013

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	Successor
	February 2, 2013	January 28, 2012

ASSETS
Current assets:
Cash and cash equivalents	$33,328	$77,910
Accounts receivable, net of allowance of $216 and $114	27,542	27,277
Merchandise inventories	197,935	210,212
Prepaid income taxes	2,903	3,736
Prepaid expenses	17,341	5,532
Deferred income taxes	31,383	36,115

Total current assets	310,432	360,782

Property and equipment:
Land and buildings	22,428	22,428
Leasehold improvements	174,616	146,497
Furniture, fixtures and equipment	99,120	82,606

	296,164	251,531
Less accumulated depreciation and amortization	(90,839)	(49,379)

Net property and equipment	205,325	202,152
Goodwill	898,966	899,097
Other intangible assets	580,641	599,195
Deferred financing costs	40,040	47,915
Other assets	7,809	4,646

Total assets	$2,043,213	$2,113,787

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$90,133	$79,027
Accrued liabilities	90,443	94,178
Current portion of long-term debt	-	17,698

Total current liabilities	180,576	190,903
Long-term liabilities:
Long-term debt	1,138,455	1,192,171
Lease incentives and other deferred liabilities	40,104	28,681
Unrecognized tax benefits	7,848	7,898
Deferred income taxes	234,593	245,495

Total liabilities	1,601,576	1,665,148

Commitments and contingencies (see Notes 8, 9 and 19)
Stockholders’ equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	519,687	519,589
Accumulated deficit	(76,231)	(68,389)
Accumulated other comprehensive loss	(5,914)	(5,825)

Total stockholders’ equity	437,542	445,375
Noncontrolling interest	4,095	3,264

Total equity	441,637	448,639

Total liabilities and stockholders’ equity	$2,043,213	$2,113,787

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Successor			Predecessor
	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010
Net sales:
Retail	$1,234,993	$1,164,171	$244,287	$814,863
Gymboree Play & Music	23,941	13,885	2,814	10,847
Retail Franchise	16,730	10,232	447	925
Other	-	-	-	248

Total net sales	1,275,664	1,188,288	247,548	826,883
Cost of goods sold, including buying and occupancy expenses	(794,272)	(728,346)	(184,483)	(431,675)

Gross profit	481,392	459,942	63,065	395,208
Selling, general and administrative expenses	(411,742)	(380,141)	(78,843)	(307,361)
Goodwill impairment	-	(28,300)	-	-

Operating income (loss)	69,650	51,501	(15,778)	87,847
Interest income	177	168	36	295
Interest expense	(85,640)	(89,807)	(17,387)	(248)
Loss on extinguishment of debt	(214)	(19,563)	-	-
Other (expense) income, net	(12)	(109)	53	119

(Loss) income before income taxes	(16,039)	(57,810)	(33,076)	88,013
Income tax benefit (expense)	5,636	6,626	10,032	(36,449)

Net (loss) income	(10,403)	(51,184)	(23,044)	51,564
Net loss attributable to noncontrolling interest	2,561	5,839	-	-

Net (loss) income attributable to The Gymboree Corporation	$(7,842)	$(45,345)	$(23,044)	$51,564

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Successor			Predecessor
	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010

Net (loss) income	$(10,403)	$(51,184)	$(23,044)	$51,564

Other comprehensive income, net of tax:
Foreign currency translation adjustments	112	308	446	(897)
Unrealized net gain (loss) on cash flow hedges, net of tax of $67, $3,915, $- and $(83)	(143)	(6,371)	(208)	(297)

Total other comprehensive (loss) income, net of tax	(31)	(6,063)	238	(1,194)

Comprehensive (loss) income	(10,434)	(57,247)	(22,806)	50,370
Comprehensive loss attributable to noncontrolling interest	2,503	5,839	-	-

Comprehensive (loss) income attributable to The Gymboree Corporation	$(7,931)	$(51,408)	$(22,806)	$50,370

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Successor						Predecessor
	Year Ended February 2, 2013		Year Ended January 28, 2012		November 23, 2010 to January 29, 2011		January 31, 2010 to November 22, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$	(10,403)	$	(51,184)	$	(23,044)	$	51,564
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt		214		15,860		-		-
Goodwill impairment		-		28,300		-		-
Depreciation and amortization		58,847		57,930		10,250		32,550
Amortization of deferred financing costs and accretion of original issue discount		6,902		6,830		1,357		-
Interest rate cap contracts - adjustment to market		300		51		-		-
(Benefit) provision for deferred income taxes		(7,009)		(8,946)		(11,246)		4,128
Share-based compensation expense		4,260		5,907		482		41,042
Loss on disposal/impairment of assets		3,152		4,339		1,150		880
Other non-cash expense		1,732		4,608		-		-
Excess tax benefits from exercise and vesting of share-based awards		-		-		-		(12,584)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units		-		-		-		12,254
Change in assets and liabilities:
Accounts receivable		(2,630)		(11,209)		7,035		(10,791)
Merchandise inventories		12,060		(25,646)		48,607		(55,512)
Prepaid income taxes		(47)		12,385		(345)		(27,312)
Prepaid expenses and other assets		(13,820)		(743)		1,295		(1,346)
Accounts payable		11,094		24,533		(11,782)		19,749
Accrued liabilities		(5,481)		14,515		(4,820)		32,959
Lease incentives and other deferred liabilities		14,623		14,015		2,141		3,370

Net cash provided by operating activities		73,794		91,545		21,080		90,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(47,851)		(36,565)		(5,054)		(42,214)
Acquisition of business, net of cash acquired		-		(1,352)		(1,828,308)		-
Other		(842)		(295)		(46)		(1,238)

Net cash used in investing activities		(48,693)		(38,212)		(1,833,408)		(43,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan		-		820,000		815,900		-
Payments on Term Loan		(42,698)		(828,200)		-		-
Proceeds from Notes		-		-		400,000		-
Repurchase of Notes		(26,613)		-		-		-
Proceeds from ABL facility		14,000		60,656		30,000		-
Payments on ABL facility		(14,000)		(60,656)		(30,000)		-
Deferred financing costs		(1,344)		(6,665)		(63,266)		-
Investment by Parent		-		14,865		-		-
Investment by affiliate of Parent		2,400		-		-		-
Dividend payment to Parent		(3,273)		(12,200)		-		-
Purchase of interest rate cap contracts		-		-		(12,079)		-
Proceeds from issuance of common stock		-		-		508,135		1,371
Excess tax benefits from exercise and vesting of share-based awards		-		-		-		12,584
Repurchases of common stock		-		-		-		(124,610)
Capital contribution to noncontrolling interest		1,602		4,477		-		-

Net cash (used in) provided by financing activities		(69,926)		(7,723)		1,648,690		(110,655)

Effect of exchange rate fluctuations on cash		243		176		852		394

Net increase (decrease) in cash and cash equivalents		(44,582)		45,786		(162,786)		(62,762)
CASH AND CASH EQUIVALENTS:
Beginning of Period		77,910		32,124		194,910		257,672

End of Period	$	33,328	$	77,910	$	32,124	$	194,910

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$	5,556	$	3,438	$	3,737	$	5,817
Non-cash capital contribution to noncontrolling interest	$	1,732	$	4,626	$	-	$	-
Capital contribution receivable from affiliate of Parent, but not yet paid	$	-	$	2,400	$	-	$	-
Acquisition costs incurred, but not yet paid	$	-	$	-	$	1,352	$	-
Deferred financing costs incurred, but not yet paid	$	-	$	-	$	-	$	1,306
OTHER CASH FLOW INFORMATION:
Cash paid (refunds received) during the year for income taxes, net	$	3,140	$	(10,785)	$	966	$	46,888
Cash paid during the year for interest	$	78,899	$	82,021	$	3,818	$	77

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

				Additional				Accumulated Other		Total
	Common Stock			Paid In		Retained		Comprehensive		Stockholders’		Noncontrolling
	Shares	Amount		Capital		Earnings (Deficit)		Income / (Loss)		Equity		Interest		Total Equity
PREDECESSOR:
BALANCE AT JANUARY 30, 2010	29,369,126	$	29	$	198,850	$	239,531	$	343	$	438,753	$	-	$	438,753
Issuance of common stock under equity incentive plan	619,280		1		1,371		-		-		1,372		-		1,372
Share-based compensation	-		-		41,042		-		-		41,042		-		41,042
Stock repurchases	(2,613,375)		(3)		(17,512)		(96,132)		-		(113,647)		-		(113,647)
Tax benefit from exercise of stock options and vesting of restricted stock awards and units	-		-		12,254		-		-		12,254		-		12,254
Translation adjustments and unrealized net loss on cash flow hedges, net of tax of $(83)	-		-		-		-		(1,194)		(1,194)		-		(1,194)
Net income	-		-		-		51,564		-		51,564		-		51,564

BALANCE AT NOVEMBER 22, 2010	27,375,031	$	27	$	236,005	$	194,963	$	(851)	$	430,144	$	-	$	430,144

SUCCESSOR:
BALANCE AT NOVEMBER 23, 2010	-	$	-	$	-	$	-	$	-	$	-	$	-	$	-
Issuance of common stock	1,000		-		508,000		-		-		508,000		-		508,000
Investment by Parent	-		-		135		-		-		135		-		135
Share-based compensation	-		-		482		-		-		482		-		482
Translation adjustments and unrealized net gains on cash flow hedges, net of tax of $-	-		-		-		-		238		238		-		238
Net loss	-		-		-		(23,044)		-		(23,044)		-		(23,044)

BALANCE AT JANUARY 29, 2011	1,000		-		508,617		(23,044)		238		485,811		-		485,811
Share-based compensation	-		-		5,907		-		-		5,907		-		5,907
Investment by Parent	-		-		14,865		-		-		14,865		-		14,865
Capital contribution to noncontrolling interest	-		-		-		-		-		-		9,103		9,103
Investment by affiliate of Parent	-		-		2,400		-		-		2,400		-		2,400
Dividend payment to Parent	-		-		(12,200)		-		-		(12,200)		-		(12,200)
Translation adjustments and unrealized net loss on cash flow hedges, net of tax of $3,915	-		-		-		-		(6,063)		(6,063)		-		(6,063)
Net loss attributable to noncontrolling interest	-		-		-		-		-		-		(5,839)		(5,839)
Net loss attributable to The Gymboree Corporation	-		-		-		(45,345)		-		(45,345)		-		(45,345)

BALANCE AT JANUARY 28, 2012	1,000	$	-	$	519,589	$	(68,389)	$	(5,825)	$	445,375	$	3,264	$	448,639
Share-based compensation	-		-		4,260		-		-		4,260		-		4,260
Dividend payment to Parent	-		-		(3,273)		-		-		(3,273)		-		(3,273)
Capital contribution to noncontrolling interest	-		-		-		-		-		-		3,334		3,334
Tax impact of investment by affiliate of Parent	-		-		(889)		-		-		(889)		-		(889)
Translation adjustments and unrealized net gains on cash flow hedges, net of tax of $67	-		-		-		-		(89)		(89)		58		(31)
Net loss attributable to noncontrolling interest	-		-		-		-		-				(2,561)		(2,561)
Net loss attributable to The Gymboree Corporation	-		-		-		(7,842)		-		(7,842)		-		(7,842)

BALANCE AT FEBRUARY 2, 2013	1,000	$	-	$	519,687	$	(76,231)	$	(5,914)	$	437,542	$	4,095	$	441,637

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation (the “Company,” “we” or “us”) is a specialty retailer, offering collections of high-quality apparel and accessories for children. As of February 2, 2013, we operated a total of 1,262 retail stores (797 Gymboree stores (including 160 Gymboree Outlet stores), 133 Janie and Jack shops and 332 Crazy 8 stores) and online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs under the Gymboree Play & Music® brand at 718 franchised and Company-operated centers in the United States and 42 other countries. In addition, as of February 2, 2013, third-party overseas partners operated 44 Gymboree® retail stores in the Middle East and South Korea and the VIEs (as defined under “Basis of Presentation” below) operated 12 Gymboree retail stores in China.

Basis of Presentation

On November 23, 2010 (the “Transaction Date”), The Gymboree Corporation completed a merger (the “Merger”) with Giraffe Acquisition Corporation (“Acquisition Sub”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc. (“Parent”), and Acquisition Sub, a wholly owned subsidiary of Parent, with the Merger funded through a combination of debt and equity financing (collectively, the “Transactions”). The Company is continuing as the surviving corporation and a 100%-owned indirect subsidiary of the Parent. At the Transaction Date, investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”) indirectly owned a controlling interest in Parent.

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
—

The Successor Company (1) entered into a new $225 million asset based revolving credit facility (“ABL”), of which $30 million was drawn at closing, (2) entered into a new $820 million secured term loan agreement (“Term Loan”), of which all but the original issue discount of $4.1 million was drawn at closing, and (3) issued $400 million face amount 9.125% senior notes (“Notes”) due 2018. These financing transactions are described in more detail in Notes 8 and 9.

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

In December 2011, pursuant to a contribution, exchange and subscription agreement, the shareholders of Parent contributed in the aggregate 104,600,007 shares of Class A Common Stock and 11,622,223 shares of Class L Common Stock of Parent, representing all of Parent’s outstanding Common Stock, and approximately $12.2 million in cash to Gymboree Holding, Ltd., a Cayman Islands exempted company, in exchange for 104,600,007 Class A Common Shares, 11,622,223 Class L Common Shares and 1,220,003 Class C Common Shares of Gymboree Holding, Ltd., representing all of the outstanding Common Shares of Gymboree Holding, Ltd. (the “Asia Transaction”). Following the consummation of the Asia Transaction, Gymboree Holding, Ltd. became indirectly a 60% owner of Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”), and Gymboree (Tianjin) Educational Information Consultation Co. Ltd (“Gymboree Tianjin”) (collectively, the “VIEs”). While we do not control these two entities, they have been determined to be variable interest entities, as discussed further below in Note 21, and have been consolidated by the Company. Investment funds sponsored by Bain Capital own a controlling interest in Gymboree Holding, Ltd., which indirectly controls Parent.

To fund the Asia Transaction and the indirect investment in the VIEs, on November 3, 2011, (i) the Company declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Giraffe Intermediate B, Inc., a Delaware corporation and indirectly wholly owned subsidiary of Parent (“Giraffe B”), (ii) Giraffe B declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Giraffe Intermediate A, Inc., a Delaware corporation and indirectly wholly owned subsidiary of Parent (“Giraffe A”) and (iii) Giraffe A declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Parent, Parent then declared a dividend in the aggregate amount of $12.2 million to the holders of the Common Stock of Parent (the “Dividend”). The Dividend was then contributed to Gymboree Holding, Ltd. to fund the investment in the VIEs in return for Class C Common Shares of Gymboree Holding, Ltd.

Principles of Consolidation

The accompanying consolidated financial statements include entities in which we retain a controlling financial interest or entities that meet the definition of a VIE for which we are deemed to be the primary beneficiary. In performing our analysis of whether we are the primary beneficiary, at initial investment and at each quarterly reporting period, we consider whether we individually have the power to direct the activities of the VIE that most significantly affect the entity’s performance and also have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We also consider whether we are a member of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. Intercompany accounts and transactions have been eliminated.

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

Fiscal Year

Our fiscal year is the 52 or 53-week period that ends on the Saturday closest to January 31. As such, all references to “fiscal 2012” represent the 53-week fiscal year ended February 2, 2013, references to “fiscal 2011” represent the 52-week fiscal year ended January 28, 2012 and references to “fiscal 2010” represent the 52-week fiscal year ended January 29, 2011. The accompanying consolidated statements of operations, statements of comprehensive income (loss), statements of cash flows, and statements of stockholders’ equity, and the notes to the consolidated financial statements are presented for the Predecessor and Successor periods, which relate to the periods preceding the Transaction Date (periods prior to November 23, 2010) and the periods succeeding the Transaction Date (periods subsequent to November 23, 2010), respectively.

Financial Instruments

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

Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting for cash flow hedges generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions (see Note 6).

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, cash balances held at financial institutions are in excess of federally insured limits.

In fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, we purchased approximately 72%, 80%, 90% and 80%, respectively, of our inventory through one agent, which may potentially subject us to risks of concentration related to sourcing of our inventory.

Accounts Receivable

Accounts receivable primarily include amounts due from major credit card companies, amounts due from affiliated entities, amounts due from Gymboree Play & Music franchisees for royalties and consumer product sales, and amounts due from landlord construction allowances. Construction allowance receivable due dates vary. Royalties are due within 45 days of each month end and receivables from consumer product sales are generally due upon shipment. Amounts due from major credit card companies are generally collected within five days. We estimate our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and our previous loss history. The provision for doubtful accounts receivable is included in SG&A expenses. Write-offs were insignificant for all periods presented.

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

Property and Equipment

Property and equipment acquired after the Transaction Date are recorded at cost. Property and equipment acquired in the Transaction are stated at estimated fair value as of the Transaction Date, less accumulated depreciation and amortization recorded subsequent to the Transaction. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 25 years, except for our distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements, which include an allocation of directly-related internal payroll costs for employees dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which ranges from 5 to 13 years, or the estimated useful life of the improvements. Software costs are amortized using the straight-line method based on an estimated useful life of three to seven years. Repair and maintenance costs are expensed as incurred.

Store Asset Impairment

Store assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, a loss is recognized equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined at the store level, which is the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on historical experience and typically third-party advice or market data. These estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict. Our recorded asset impairment charges have not been material.

Goodwill and Other Intangible Assets

Goodwill

As of the Merger, we allocated goodwill to our reporting units, which we concluded were the same as our operating segments (see Note 20): Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill as of the Merger.

Goodwill is not amortized, but is tested for impairment annually in the fourth quarter of the fiscal year or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events that result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

We review goodwill for impairment by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. The Company does not amortize intangible assets with indefinite useful lives rather, such assets are tested annually for impairment in the fourth quarter of each fiscal year or sooner whenever events or changes in circumstances indicate that the assets may be impaired. The trade name is considered impaired if the estimated fair value of the trade name is less than the carrying amount. If the trade name is considered impaired, we recognize a loss equal to the difference between the carrying amount and the estimated fair value of the trade name. Calculating the fair value of trade names requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows or the discount rate used to discount such cash flows could significantly increase or decrease the estimated fair value of our trade names. The Company did not recognize any impairment charges related to indefinite lived intangible assets during fiscal 2012, 2011 and 2010.

Other Intangible Assets and Liabilities

Other intangible assets primarily represent contractual customer relationships and below market leases. Other intangible liabilities represent above market leases and are included in deferred liabilities. Other intangible assets and liabilities are amortized on a straight-line basis over their estimated useful lives.

We review other intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these other intangible assets is assessed based on the estimated undiscounted future cash flows expected to result from the use of the asset. If the undiscounted future cash flows are less than the carrying amount, the purchased other intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of the asset and their estimated fair value. The fair value of the asset is estimated based on discounted future cash flows using a discount rate commensurate with the risk. Our estimate of future cash flows requires assumptions and judgment, including forecasting future sales and expenses and estimating useful lives of the assets.

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

Rent Expense

Many of our operating leases contain free rent periods and predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, we recognize the related rental expense on a straight-line basis over the life of the lease, starting at the time we take possession of the property. Certain leases provide for contingent rents that are not measurable at inception. These amounts are excluded from minimum rent and are included in the determination of rent expense when it is probable that an expense has been incurred and the amount is reasonably estimable.

Lease Allowances

As part of many lease agreements, we may receive allowances from landlords. The allowances are included in lease incentives and other deferred liabilities and are amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time we take possession of the property.

Workers’ Compensation Liabilities

We are partially self-insured for workers’ compensation insurance. We record a liability based on claims filed and an actuarially determined amount of claims incurred, but not yet reported. This liability approximated $4.2 million as of February 2, 2013 and January 28, 2012. Any actuarial projection of losses is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods.

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

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when we estimate merchandise is delivered to the customer, generally within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as other income within selling, general and administrative expenses (“SG&A expenses”) and totaled $1.6 million, $1.3 million, $0.4 million, and $1.2 million in fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, respectively. From time to time, customers may earn Gymbucks or Rise and Shine coupons and redeem them for merchandise at a discount during the redemption period. A liability is recorded for coupons earned, but not redeemed, within an accounting period. Sales are presented net of sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from our co-branded credit card. We present taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues). A summary of activities in the sales return reserve is as follows (in thousands):

	Successor			Predecessor
	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010
Balance, beginning of period	$2,363	$2,224	$4,763	$2,608
Provision for sales return	28,976	30,804	6,015	25,867
Actual sales returns	(28,831)	(30,665)	(8,554)	(23,712)

Balance, end of period	$2,508	$2,363	$2,224	$4,763

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

For our retail franchise business launched in August 2010, revenues may consist of initial franchise fees, royalties and/or sales of authorized product. Initial franchise fees relating to area franchise sales are recognized as revenue when the franchisee has met all material services and conditions and we have substantially completed our obligations under such agreement, typically upon store opening. Royalties are based on each franchisee’s gross receipts from operations and are recorded when earned. Revenues from consumer products sold to franchisees are recorded at the time title transfers to the franchisees, subject to an annual minimum purchase commitment. We present taxes withheld by international franchises and remitted to governmental authorities on a gross basis (included in revenues).

Loyalty Program

Customers who enroll in the Gymboree Rewards program earn points with every purchase at Gymboree and Gymboree Outlet stores. Those customers who reach a cumulative purchase threshold receive a coupon that can be used towards the future purchase of goods at Gymboree and Gymboree Outlet stores. We estimate the cost of rewards that will ultimately be redeemed and record this cost as a reduction of net retail sales as reward points are earned. This liability was approximately $2.3 million and $1.8 million as of February 2, 2013 and January 28, 2012, respectively.

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

During fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, we recognized approximately $1.6 million, $1.5 million, $0.3 million, and $6.1 million in revenue from these Agreements, respectively. These amounts are included in net retail sales in the accompanying consolidated statements of operations. Upon consummation of the Transaction, deferred revenue from the Agreements was adjusted to its estimated fair value of zero (see Note 2).

Cost of Goods Sold

Cost of goods sold (“COGS”) includes cost of goods, buying expenses, occupancy expenses and shipping costs. Cost of goods consists of cost of merchandise, inbound freight and other inventory-related costs, such as shrink and lower of cost or market adjustments. Buying expenses include costs incurred to design, produce and allocate merchandise. Occupancy expenses consist of rent and other occupancy costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services to customers. As we record certain distribution channel costs as a component of SG&A expenses and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of non-occupancy-related costs associated with our retail stores, distribution center and shared corporate services. These costs include payroll and benefits, depreciation and amortization, credit card fees, advertising, store pre-opening costs and other general expenses. Our distribution channel costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Store Pre-opening Costs

Store pre-opening costs are expensed as incurred.

Advertising

We capitalize direct costs for the development, production, and circulation of direct response advertising and amortize such costs over the expected sales realization cycle, typically four to six weeks. Deferred direct response costs, included in prepaid expenses, were $0.4 million as of February 2, 2013 and $0.7 million as of January 28, 2012.

All other advertising costs are expensed as incurred. Advertising expense, including costs related to direct mail campaigns, totaled approximately $20.8 million, $18.6 million, $2.7 million, and $14.5 million for fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, respectively.

Share-Based Compensation

We recognize compensation expense on a straight-line basis for options and awards with time-based service conditions and on an accelerated basis for awards with performance conditions.

2.  Acquisition

As described in Note 1, investment funds sponsored by Bain Capital consummated the Merger, whereby we became a 100%-owned indirect subsidiary of Parent. The Transaction was funded as follows on the Transaction Date (in thousands):

Term Loan	$815,900
ABL	30,000
Notes	400,000
Cash equity contributions	508,000
Cash from Company’s balance sheet	164,917

$1,918,817

The terms of the Term Loan, ABL and Notes are described in detail in Notes 8 and 9. The funds in the table above were used as follows (in thousands):

Consideration paid to equity holders	$1,829,660
Transaction costs	89,157

$1,918,817

Equity holders received $65.40 per share of Company common stock owned on November 23, 2010. Option holders received $65.40 per option held as of November 23, 2010, less the option exercise price. Transaction costs include legal and accounting fees and other external costs directly related to the Transaction and to the issuance of debt. Approximately $74.4 million in transaction costs were incurred in the period from November 23, 2010 to January 29, 2011, and $17.9 million were incurred in the period from January 31, 2010 to November 22, 2010. Approximately $63.3 million of these costs were determined to be related to the issuance of debt and were deferred initially (see Note 9).

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

The following table summarizes the final allocation of the purchase price to assets acquired and liabilities assumed at the Transaction Date:

Inventory	$232,839
Other current assets	222,094
Property and equipment	218,179
Goodwill	927,397
Trade names	567,000
Franchise agreements	6,600
Below market leases	7,049
Customer relationships	36,400
Co-branded credit card agreement	4,000
Other long-term assets	4,515
Gift card and merchandise credit liability	(15,981)
Current deferred income tax liability	(8,983)
Other current liabilities	(122,532)
Above market leases	(16,623)
Long-term deferred income tax liability	(224,379)
Other long-term liabilities	(7,915)

Total purchase price	$1,829,660

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

Co-branded credit card agreement – We determined the fair value of our co-branded credit card agreement (see Note 1) to be approximately $4.0 million as of the Transaction Date using the MPEE method. This intangible asset is amortized over 6.5 years, which is the estimated remaining contract term.

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

Deferred income taxes – Because the purchase price allocated to assets acquired and liabilities assumed differs for financial reporting and tax purposes, we have recognized deferred tax assets or liabilities for the deferred tax effects of those temporary differences. As a result, we recognized net deferred tax liabilities of $233.4 million on the Transaction Date.

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

4.  Goodwill and Intangible Assets and Liabilities

Goodwill:

Goodwill allocated to our reportable segments as of fiscal 2012 and 2011 and changes in the carrying amount of goodwill during the fiscal years ended fiscal 2012 and 2011 are as follows:

	Retail Stores Segment	Gymboree Play & Music Segment	International Retail Franchise Segment	Total
Balance as of January 29, 2011 (see Note 1)	$887,372	$16,389	$23,636	$927,397
Impairment - Gymboree Outlet reporting unit	(28,300)	-	-	(28,300)

Balance as of January 28, 2012	859,072	16,389	23,636	899,097
Other	(131)	-	-	(131)

Balance as of February 2, 2013	$858,941	$16,389	$23,636	$898,966

The retail stores segment above includes approximately $39.8 million in goodwill allocated to our international geographical segment.

As of February 2, 2013, we had goodwill of $899 million allocated to our reporting units which were the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We passed Step 1 of the goodwill impairment test for all reporting units. Accordingly, we determined that our goodwill had not been impaired.

During the fourth quarter of 2011, due to higher average unit costs resulting from higher commodity prices (primarily cotton) and a higher level of markdown selling, we concluded that there was goodwill impairment in the Gymboree Outlet reporting unit (a component of our retail stores segment). We recorded an estimate of impairment for goodwill of $28.3 million in the fourth quarter of fiscal 2011. The impairment charge was subject to finalization of fair values, which we completed during the second quarter of fiscal 2012, with no change to the previously recorded estimate.

Intangible Assets and Liabilities:

Intangible assets and liabilities consist of the following (in thousands):

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494		$567,494

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(34,525)	1,875
Below market leases	7,055	(3,037)	4,018
Co-branded credit card agreement	4,000	(1,342)	2,658
Franchise agreements	6,600	(2,004)	4,596

	54,055	(40,908)	13,147

Total other intangible assets	$621,549	$(40,908)	$580,641

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$7,382	$(9,249)

	January 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,288		$567,288

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(18,699)	17,701
Below market leases	7,055	(1,637)	5,418
Co-branded credit card agreement	4,000	(727)	3,273
Franchise agreements	6,600	(1,085)	5,515

	54,055	(22,148)	31,907

Total other intangible assets	$621,343	$(22,148)	$599,195

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$4,114	$(12,517)

The Company assigned the following useful lives to its intangible assets:

	Useful Life	Location of Amortization Expense
Trade names	Indefinite	-
Customer relationships	2.3 years	SG&A
Below market leases	Remaining lease term	COGS
Co-branded credit card agreement	6.5 years	SG&A
Retail franchise agreement	6 years	SG&A
Gymboree Play & Music franchise agreements	14 years	SG&A
Above market leases	Remaining lease term	COGS

Net amortization income (expense) for fiscal 2012 and 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010 (in thousands), is as follows:

	Successor			Predecessor
	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010
Cost of goods sold:
Amortization income	$1,868	$2,090	$387	$-

Selling, general and administrative expenses:
Amortization expense	$(17,360)	$(17,500)	$(3,011)	$-

We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows in each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2013	$1,158	$(2,602)	$3,409	$1,965
2014	1,063	(2,023)	1,534	574
2015	839	(1,579)	1,534	794
2016	482	(1,431)	1,393	444
2017	341	(1,016)	332	(343)
2018 and remaining	135	(598)	927	464

5.  Fair Value Measurements

We measure our money market funds, forward foreign exchange contracts, interest rate caps, notes payable and long-term debt at fair value. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. Accounting guidance prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 –Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of February 2, 2013 and January 28, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers into or out of Level 1 and Level 2 during fiscal 2012 or fiscal 2011.

	As of February 2, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)

Assets
Money market funds	$17,297	$-	$-	$17,297
Interest rate caps	-	964	-	964

Total	$17,297	$964	$-	$18,261

Liabilities
Forward foreign exchange contracts	$-	$18	$-	$18

	As of January 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

	(in thousands)

Assets
Money market funds	$57,365	$-	$-	$57,365
Interest rate caps	-	1,361	-	1,361

Total	$57,365	$1,361	$-	$58,726

Liabilities
Forward foreign exchange contracts	$-	$13	$-	$13

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

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of February 2, 2013 and January 28, 2012, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. We had no other financial assets or liabilities measured at fair value as of February 2, 2013 and January 28, 2012.

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using interest rates currently available to us for issuance of notes payable and long-term debt (including current maturities). These interest rates are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	As of February 2, 2013		As of January 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$767,455	$749,874	$809,869	$721,609
Notes	371,000	348,740	400,000	358,000

	$1,138,455	$1,098,614	$1,209,869	$1,079,609

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Our non-financial instruments, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial instruments are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.

During fiscal 2012 and 2011 and the periods from November 23, 2010 to January 29, 2011 and January 31, 2010 to November 22, 2010, we recorded impairment charges related to under-performing stores of $1.9 million, $3.7 million, $1.1 million and $0.2 million, respectively. The fair market value of these assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. These impairment charges are included in SG&A expenses in the accompanying consolidated statements of operations.

In the fourth quarter of fiscal 2011, we recorded $28.3 million of goodwill impairment related to our Gymboree Outlet reporting unit.

6.  Derivative Financial Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of these forward exchange contracts is generally less than one year. These contracts are treated as cash flow hedges. Amounts reported in accumulated other comprehensive income related to these forward foreign exchange contracts will be reclassified to cost of goods sold over approximately three months. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and foreign entities in Canada and Australia. The purpose of these contracts is to protect us from fluctuations in the exchange rates upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

We use interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 9) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash flow hedges. In December 2010, we paid approximately $12.1 million to enter into these interest rate caps. This premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During fiscal 2012 and 2011, we reclassified approximately $300,000 and $51,000, respectively, from accumulated other comprehensive loss to interest expense. During fiscal 2013, we expect to reclassify approximately $1.1 million from other comprehensive loss to interest expense.

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

We had the following outstanding derivatives designated as cash flow hedges (US dollars in thousands):

	February 2, 2013		January 28, 2012
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)

Interest rate derivatives
Purchased Interest Rate Caps	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	6	6,377	12	14,154

Total	10	$706,377	16	$714,154

In addition to the cash flow hedges above, as of February 2, 2013, the Company had one forward foreign exchange contract with a notional amount of $1 million that was not designated as a hedge.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the balance sheets (in thousands).

	February 2, 2013		January 28, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other Assets
Purchased Interest Rate Caps	$964	$-	$1,361	$-
Accrued Liabilities
Forward foreign exchange contracts	-	18	-	13

Total	$964	$18	$1,361	$13

The tables below present the effect of all of our derivative financial instruments on the consolidated statements of operations (in thousands). No amounts were reclassified from accumulated other comprehensive income (loss) (“OCI”) into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	Year Ended February 2, 2013
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate derivatives
Purchased Caps	$(97)	Interest expense	$(300)

Foreign exchange derivatives
Forward foreign exchange contracts	(45)	Cost of goods sold	(80)

Total	$(142)		$(380)

	Year Ended January 28, 2012
	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate derivatives
Purchased Caps	$(10,667)	Interest expense	$(51)

Foreign exchange derivatives
Forward foreign exchange contracts	173	Cost of goods sold	(71)

Total	$(10,494)		$(122)

	Period from November 23, 2010 to January 29, 2011
	Amount of Loss Recognized in OCI on Derivative (Effective Portion)	Location of Loss Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated OCI into Income (Effective Portion)

Interest rate derivatives
Purchased Caps	$(216)	Interest expense	$-

Foreign exchange derivatives
Forward foreign exchange contracts	(7)	Cost of goods sold	(52)

Total	$(223)		$(52)

The amount of gain or loss recognized in other comprehensive income (“OCI”) and reclassified from accumulated OCI into income was not significant for any periods prior to November 23, 2010. The following table shows the components of accumulated OCI, net of taxes (in thousands):

	February 2, 2013	January 28, 2012
Foreign currency translation	$808	$754
Accumulated changes in fair value of derivative financial instruments, net of tax $3,982 and $3,915	(6,722)	(6,579)

Total accumulated other comprehensive loss	$(5,914)	$(5,825)

7.   Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Store operating expenses and other corporate expenses	$41,654	$40,669
Accrued interest	10,307	10,701
Employee compensation	12,091	14,444
Gift card liabilities and merchandise credits	21,386	19,487
Customer deposits	1,466	6,448
Sales taxes	3,539	2,429

Total	$90,443	$94,178

8.  Line of Credit

In connection with the Transaction, we entered into a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). As a result of this amendment, we recorded a loss on extinguishment of debt of $1.2 million during fiscal 2012 for the write-off of deferred financing costs related to the ABL. The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of February 2, 2013, there was $30.5 million of commercial and standby letters of credit outstanding and no borrowings outstanding. As of February 2, 2013, availability under the ABL was approximately $167.2 million. Average borrowings for the year under the ABL amounted to $0.1 million during fiscal 2012 and $21.2 million during fiscal 2011.

The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 9), subject to the satisfaction of certain conditions. Principal amounts outstanding under the ABL are due and payable in full in March 2017. Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL, and was 0.5% per annum prior to March 2012.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of February 2, 2013, we were in compliance with these covenants. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. We and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

9.  Long-Term Debt

Long-term debt consists of (in thousands):

	February 2, 2013	January 28, 2012
Senior secured term loan facility, net of discount of $1,647 and $1,931	$767,455	$809,869
9.125% senior notes	371,000	400,000

Subtotal	1,138,455	1,209,869
Less current portion	-	(17,698)

Long-term debt - less current portion	$1,138,455	$1,192,171

As part of the Transaction, we entered into an agreement with several lenders to establish an $820 million senior secured Term Loan. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 8. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of February 2, 2013, the interest rate under our Term Loan was 5.0%.

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

We calculated our excess cash flow using fiscal 2012 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during fiscal 2013. During fiscal 2012, we made one quarterly amortization payment of $2.1 million, prepaid $15.6 million of our Term Loan with our excess cash flow, and made a voluntary prepayment of $25.0 million. The excess cash flow payment made during fiscal 2012 was calculated based on fiscal 2011 operating results. We applied the voluntary prepayment and the excess cash flow prepayment toward our remaining quarterly amortization payments payable under the Term Loan in fiscal 2012 and plan to apply the remainder of such prepayments toward our quarterly amortization payments payable under the Term Loan in fiscal 2013 through fiscal 2017. Scheduled future minimum principal payments on long-term debt excluding original issuance discount of $1.6 million as of February 2, 2013 are, as follows (in thousands):

Fiscal
2013	$-
2014	-
2015	-
2016	-
2017	6,502
Thereafter	1,133,600

Total	$1,140,102

The Term Loan is presented net of the related original issue discount (“OID”), which was $4.1 million on the Transaction Date. Accretion of OID is included in interest expense and was not material for fiscal 2012 and fiscal 2011. In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. During fiscal 2011, we recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $14.1 million in deferred financing costs and $1.8 million of OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. The Company and our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

As part of the Transaction, we issued $400 million aggregate principal amount of 9.125% senior notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, we will not be entitled to redeem the Notes at our option prior to December 1, 2014. The Notes are unsecured senior obligations of the Company. The Company and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 22). During the fourth quarter of fiscal 2012, we repurchased Notes with an aggregate principal amount of $29 million for $26.6 million in cash. We recorded a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

Interest expense was $85.6 million, $89.8 million and $17.4 million for fiscal 2012, fiscal 2011, and the period from November 23, 2010 to January 29, 2011, respectively, including $6.9 million, $6.8 million, and $1.4 million, respectively, of amortization of deferred financing costs and accretion of OID.

10. Deferred Financing Costs

As a result of the Transaction, we recorded approximately $63.3 million of deferred financing costs related to the financing transactions described in Notes 8 and 9. In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement and, as a result of the refinancing, approximately $14.1 million of deferred financing costs were written off. In March 2012, we amended and restated the ABL and, as a result, approximately $1.2 million of deferred financing costs were written off. In addition, during the fourth quarter of fiscal 2012, we repurchased Notes with an aggregate principal amount of $29.0 million for $26.6 million in cash, which resulted in a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs. Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL are amortized on a straight-line basis. The weighted-average original amortization period is approximately 5.33 years. Amortization of deferred financing costs is recorded in interest expense and was approximately $6.5 million, $6.5 million, and $1.4 million, respectively, during fiscal 2012, 2011, and the period from November 23, 2010 to January 29, 2011.

Amortization expense for each of the next five fiscal years is estimated below (in thousands):

Fiscal
2013	$6,666
2014	7,042
2015	7,455
2016	7,904
2017	7,420
Thereafter	3,553

Total	$40,040

11. Lease Incentives and Other Deferred Liabilities

Lease incentives and other deferred liabilities consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Above market leases	$9,249	$12,517
Deferred rent	11,269	6,423
Lease allowances	18,059	8,171
Other	1,527	1,570

Total	$40,104	$28,681

12. Stockholders’ Equity

Equity Incentive Plan (Successor)

Parent maintains the Giraffe Holding, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) under which non-qualified stock options and other equity-based awards may be granted to eligible employees and directors of, and consultants and advisors to, Parent and its subsidiaries. A maximum of 11,622,231 shares of Parent’s Class A common stock (“Class A common stock”) and 1,291,359 shares of Parent’s Class L common stock (“Class L common stock”) may be delivered in satisfaction of awards granted under the 2010 Plan. As of February 2, 2013, there were 5,575,491 shares of Class A common stock and 619,499 shares of Class L common stock available for the grant of future awards under the 2010 Plan. Shares of stock delivered under the 2010 Plan may be authorized but unissued shares of stock or previously issued shares of stock acquired by Parent.

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

Stock Options (Successor)

The following table summarizes the stock option activity for fiscal 2012:

	Number of shares (in thousands)	Weighted- average exercise price per share	Weighted-average remaining contractual life (in years)
Outstanding at January 28, 2012	1,007	$45.00	8.9
Granted	128	47.44
Forfeited	(463)	45.03

Outstanding at February 2, 2013	672	$45.44	8.1

Vested and expected to vest at February 2, 2013 (1)	584	$45.39	8.1
Exercisable at February 2, 2013	238	$45.12	7.6

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The outstanding options granted by Parent to employees of the Company allow each grantee to purchase units of shares of Parent’s Class A and Class L common stock. Each unit consists of nine shares of Parent’s Class A and one share of Class L common stock. Options granted pursuant to the 2010 Plan were granted with an exercise price equal to the fair value of a unit. The fair value of a unit was determined to be $47.44 for fiscal 2012 and $45.00 for fiscal 2011 by the Company using the Option Pricing Method, which considers the various equity securities as call options on the total equity value, giving consideration to the rights and preferences of each class of equity. The various classes of equity are modeled as call options that give their owners the right, but not the obligation, to buy the underlying equity value at a predetermined (or exercise) price. The options each have a term of ten years and vest over a five-year period based only on time-based service conditions.

The weighted-average fair value of options granted under the 2010 Plan was estimated to be $31.80, $29.17, and $29.57 per unit on the date of grant using the Black-Scholes option valuation model for fiscal 2012, fiscal 2011, and the period from November 23, 2010 to January 29, 2011, respectively. For purposes of this model, no dividends have been assumed. Expected stock price volatility was determined based on the historical and implied volatilities of comparable companies and based on each of the guideline company’s longest term traded options, where available. The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards. The expected term of options granted was based on the “simplified” method described in Accounting Standards Codification 718-10-S99-1.

The weighted average assumptions used in the Black-Scholes valuation model are presented below:

	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011

Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	74.4%	70.0%	70.0%
Risk-free interest rate	1.2%	1.7%	2.5%
Expected lives (years)	6.50	6.50	6.50

As of February 2, 2013, there was approximately $11.1 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 3.32 years.

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

The total intrinsic value of options exercised during the period from January 31, 2010 to November 22, 2010 was $16.2 million.

Restricted Stock Awards (Predecessor)

The fair value of restricted stock awards that vested during the period from January 31, 2010 to November 22, 2010, was $81.2 million. There were no restricted stock awards granted subsequent to November 22, 2010.

Restricted Stock Units (Predecessor)

The fair value of restricted stock units that vested during the period from January 31, 2010 to November 22, 2010 was $31.7 million. There were no restricted stock units granted subsequent to November 22, 2010.

Share-based compensation expense

Share-based compensation expense is included as a component of SG&A expenses and consists of the following (in thousands):

	Successor			Predecessor
	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010
Share-based compensation expense	$4,260	$5,907	$482	$41,042

Share-based compensation expense for the period from January 31, 2010 to November 22, 2010, includes $27.7 million related to the accelerated vesting of options, restricted stock and restricted stock units awarded to management and employees that vested upon the closing of the Transaction. We include an estimate of forfeitures in determining share-based compensation expense. We recognized $0.7 million of income tax benefits related to share-based compensation expense for fiscal 2012, $2.4 million of income tax benefits for fiscal 2011 and no income tax benefits for the period from November 23, 2010 to January 29, 2011. We recognized income tax benefits related to share-based compensation expense of approximately $24.9 million (of which $12.3 million affected stockholders’ equity and $12.6 million affected net income) for the period from January 31, 2010 to November 22, 2010.

For fiscal 2012, fiscal 2011, and the period from November 23, 2010 to January 29, 2011, we reported no excess tax benefits as financing cash inflows. For the period from January 31, 2010 to November 22, 2010, we reported $12.6 million in excess tax benefits as financing cash inflows.

13. Common Stock Repurchases

Pursuant to authorization from the Board of Directors, we repurchased and retired 2,613,375 shares of Company stock at an aggregate cost of approximately $113.6 million, or approximately $43.49 per share, during the period from January 31, 2010 to November 22, 2010.

14.  Dividend Payment to Parent

In November 2011, we distributed $12.2 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund their equity investment in the VIE (see Note 21). In our fourth quarter of fiscal 2012, we distributed $3.3 million in the form of a dividend to Parent, which was used by Parent to repurchase shares of its stock.

15.    Income Taxes

The table below presents the amount of pre-tax (loss) income attributable to foreign and domestic operations (in thousands):

	Successor			Predecessor
	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010
Foreign	$3,910	$(1,847)	$721	$2,660
United States	(19,949)	(55,963)	(33,797)	85,353

Total	$(16,039)	$(57,810)	$(33,076)	$88,013

The provision (benefit) for income taxes consists of the following (in thousands):

	Successor			Predecessor
	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010
Current:
Federal	$(1,967)	$(2,104)	$45	$25,853
State	1,476	1,621	364	4,070
Foreign	1,864	2,803	805	2,398

Total current	1,373	2,320	1,214	32,321

Deferred:
Federal	(4,909)	(7,342)	(9,335)	3,583
State	(1,441)	(1,409)	(1,923)	248
Foreign	(659)	(195)	12	297

Total deferred	(7,009)	(8,946)	(11,246)	4,128

Total provision (benefit)	$(5,636)	$(6,626)	$(10,032)	$36,449

A reconciliation of the statutory federal income tax rate with our effective income tax rate is as follows:

	Successor			Predecessor
	Year Ended February 2, 2013	Year Ended January 28, 2012	November 23, 2010 to January 29, 2011	January 31, 2010 to November 22, 2010
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	5.4	0.4	3.2	2.9
Non-deductible transaction costs	(0.2)	-	(5.9)	2.6
Decrease in valuation allowances	(3.1)	(1.1)	-	-
Impact of foreign operations (net of foreign tax deductions/credit)	(7.3)	(6.3)	(0.6)	0.5
Goodwill impairment	-	(17.1)	-	-
NQ: Cancellation	(5.0)	-	-	-
Reserves	(4.6)	(0.2)	-	-
Federal credits	12.3	0.5	-	(0.2)
Enhanced charitable contributions	2.5	0.7	0.3	(0.2)
Other	5.5	(0.4)	(1.7)	0.8

Effective tax rate	40.5	11.5	30.3	41.4

Noncontrolling interest	(5.4)	-	-	-

Total Effective tax rate	35.1%	11.5%	30.3%	41.4%

Subsequent to the issuance of the Company’s 2011 consolidated financial statements, Company management identified certain errors in the above table and as a result, for fiscal 2011, we reclassified 3.6% previously reported as non-controlling interest to impact of foreign operations (net of foreign tax deductions/credit) to correctly present the income tax rate reconciliation. In addition, we disaggregated certain items previously reported as other in fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010 to conform to the current year presentation. This 2011 correction and the reclassifications discussed in the previous sentence did not change the total effective tax rate previously reported for fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010.

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, are as follows (in thousands):

	February 2, 2013	January 28, 2012

Deferred tax assets:
Inventory valuation	$6,631	$6,345
Deferred revenue	2,265	1,063
State taxes	6,501	7,490
Reserves	6,200	7,520
Stock compensation	3,184	2,446
Deferred rent	6,607	5,636
Net operating loss carryforwards	20,272	24,353
Foreign tax credits	2,127	1,959
Other	9,394	8,451

	63,181	65,263

Deferred tax liabilities:
Prepaid expenses	(1,799)	(1,935)
Fixed asset basis differences	(30,340)	(34,793)
Intangibles	(222,072)	(229,808)
Other	(6,901)	(5,818)

	(261,112)	(272,354)

Total	(197,931)	(207,091)
Valuation allowance	(4,380)	(2,289)

Net deferred tax liabilities	$(202,311)	$(209,380)

As of February 2, 2013, we had federal net operating loss carryforwards of approximately $42.1 million for tax purposes. These net operating loss carryforwards will expire in 2030. As of February 2, 2013, we had state net operating loss carryforwards of approximately $32.1 million for tax purposes. These net operating loss carryforwards will expire in years 2020 through 2031. As of February 2, 2013, we had China net operating loss carryforwards of approximately $4.6 million for tax purposes. These net operating loss carryforwards will expire in years 2016 through 2017. As of February 2, 2013, we had foreign tax credit carryforwards of approximately $1.8 million. These credit carryforwards will expire in years 2015 through 2019. As of February 2, 2013, we had research tax credit carryforwards of approximately $0.5 million and work opportunity tax credit carryforwards of approximately $0.7 million. These credit carryforwards will expire in 2032. As of February 2, 2013, we had hiring tax credit carryforward of approximately $0.3 million, which will expire in 2031, and alternative minimum tax credit of $0.4 million that may be carried forward indefinitely. In addition, as of February 2, 2013, we had California research tax credit carryforwards of approximately $0.7 million and California enterprise zone tax credit of $1.2 million. These credit carryforwards may be carried forward indefinitely. We recorded a valuation allowance of $4.4 million and $2.3 million as of February 2, 2013 and January 28, 2012, respectively, on certain deferred tax assets, primarily state net operating losses, credit carryforwards, and Gymboree China’s net deferred tax assets, as it is more likely than not that they will not be realized. The utilization of net operating losses and foreign tax credits may be subject to a substantial annual limitation due to any future “changes in ownership” as defined by Section 382 of the Internal Revenue Code of 1986, as amended, and similar state provisions. Should we become subject to this annual limitation, the net operating loss and foreign tax credit carryforwards may expire before utilization.

We had unrecognized tax benefits of $8.6 million, $7.3 million, $7.3 million and $7.0 million as of February 2, 2013, January 28, 2012, January 29, 2011 and November 22, 2010, respectively. A reconciliation of the beginning and ending amount of unrecognized tax benefits follows (in thousands):

	Successor			Predecessor
	Year Ended	Year Ended	November 23, 2010 to	January 31, 2010 to
	February 2, 2013	January 28, 2012	January 29, 2011	November 22, 2010
Balance at beginning of period	$7,316	$7,324	$6,976	$6,439
Gross increases - tax positions in current period	712	714	356	793
Gross increases - tax positions in prior period	1,600	140	-	2,111
Gross decreases - tax positions in prior period	3	(52)	-	(161)
Settlements	(618)	-	-	(1,086)
Lapsed statutes of limitations	(448)	(806)	(73)	(1,227)
Increases (decreases) based on currency translation adjustments	(3)	(4)	65	107

Balance at end of period	$8,562	$7,316	$7,324	$6,976

As of February 2, 2013, January 28, 2012 and January 29, 2011, $7.4 million, $6.1 million and $6.0 million, respectively, of unrecognized tax benefits would affect the effective tax rate if recognized. Additionally, as of February 2, 2013, January 28, 2012 and January 29, 2011, $1.1 million, $1.2 million and $1.3 million, respectively, of unrecognized tax benefits would result in adjustments to other tax accounts, primarily deferred taxes, if recognized.

We recognize interest and penalties on income tax contingencies in income tax expense. Income tax (benefit) expense included a benefit of $342,000 and charges of $46,000, $46,000, and $298,000 in fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, respectively, related to interest expense on income taxes. Income tax (benefit) expense also included a benefit of $9,000 and $39,000 and charges of $19,000, and $26,000 in fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, respectively, related to penalties on income taxes. As of February 2, 2013, we had a liability for interest on income taxes of $1.1 million and a liability for penalties on income taxes of $696,000. As of January 28, 2012, we had a liability for interest on income taxes of $1.7 million and a liability for penalties on income taxes of $726,000.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $8.6 million as of February 2, 2013 will decrease by as much as $2.6 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. Our foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which is Canada. With few exceptions, we are no longer subject to United States federal, state, local or foreign examinations by tax authorities for tax years before 2006.

16.  401(k) Plan

We maintain a voluntary defined contribution 401(k) profit-sharing plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 100% of their compensation to the Plan, not to exceed the dollar limit set by law. Beginning in January 2013, we contribute $1.00 to the plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. Matching contributions to the Plan totaled approximately $0.2 million for fiscal 2012.

17.  Related Party Transactions

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

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3 million, which fee will be reduced by $270,000 until such time as Bain Capital notifies the Company in writing, and reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. We paid Bain Capital approximately $3.1 million, $3.3 million, and $1.1 million in management fees and reimbursement of out-of-pocket expenses during fiscal 2012, fiscal 2011, and the period from November 23, 2010 to January 29, 2011, respectively. These amounts are recorded as a component of SG&A expenses in our consolidated statement of operations. In addition, in the period from November 23, 2010 to January 29, 2011, pursuant to such agreement, we paid Bain Capital aggregate transaction fees of approximately $17 million in connection with services it provided related to the Transaction.

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

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., and Gymboree Investment Holdings, LLC amended and restated this agreement to, among other things, include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership structure discussed in Note 1. The material terms of the agreement were left unchanged.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

Under the Merger Agreement relating to the Transaction, the directors and officers of the Company and its subsidiaries who served as such prior to the consummation of the Transaction are entitled to continued indemnification and insurance coverage.

Franchise Agreements

In November 2011, Gymboree Play Programs, Inc. (“GPPI”), a wholly owned subsidiary of the Company, entered into a five-year Master Service Agreement (the “Master Service Agreement”) with Gymboree Tianjin, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to service all of the unit franchises in the People’s Republic of China (“PRC”) Territory and provide certain services to the Company in connection with such unit franchises. Under the terms of the Master Service Agreement, Gymboree Tianjin will purchase product and equipment from us and collect royalties and franchise fees from unit franchises within the PRC Territory on our behalf. As consideration for Gymboree Tianjin’s obligations under the Master Service Agreement, Tianjin will be entitled to retain a fee from the payment due to GPPI. In November 2012, we modified the Master Service Agreement to enable Gymboree Tianjin to enter into agreements directly with the Unit Franchises and issue tax invoices to the Unit Franchises. Effective November 2012, GPPI no longer records royalty revenue, franchise fee revenue and expenses for fees charged by Gymboree Tianjin. Royalties and franchise fees collected by Gymboree Tianjin are reported by Gymboree Tianjin as revenue, in exchange for servicing all of the unit franchises in the PRC. Fees earned for ongoing consultation services provided to Gymboree Tianjin are reported as revenue by us and expenses by Gymboree Tianjin. The modified Master Service Agreement has been accounted for on a prospective basis. Intercompany revenues and expenses have been eliminated upon consolidation.

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

While we do not control Gymboree Tianjin and Gymboree China, they have been determined to be VIEs, as discussed further in Note 21, and have been consolidated by us.

Receivable from Bain Capital Asia Integral Investors, L.P.

In the fourth quarter of fiscal 2011, we recorded a receivable of $2.4 million due from Bain Capital Asia Integral Investors, L.P. (“Bain Asia”) in consideration for our having provided services, including due diligence in the PRC, relating to Bain Asia’s investment in Gymboree Tianjin. This receivable was paid in the first quarter of fiscal 2012. This transaction was treated as an increase to additional paid-in capital as of January 28, 2012.

Receivable from Gymboree Hong Kong, Ltd.

In the fourth quarter of fiscal 2011, we recorded a receivable of $3.8 million due from Gymboree Hong Kong, Ltd., the unconsolidated direct parent of the VIEs for expenses paid on behalf of Gymboree Hong Kong, Ltd. by us. During fiscal 2012, Gymboree Hong Kong, Ltd. paid us $3.6 million. As of fiscal 2012, the receivable due from Gymboree Hong Kong, Ltd. was $0.2 million.

Other Transactions

During fiscal 2012, we sold inventory to a company controlled by Bain Capital and purchased services from another company controlled by Bain Capital for $5.8 million and $1.5 million, respectively.

18.  Gymboree Play & Music Franchisee Termination

In the third quarter of fiscal 2011, we terminated our agreement with a Gymboree Play & Music master franchisee in China. Costs associated with the termination of this master franchise relationship resulted in a $7.2 million charge to operating expenses in the third quarter of fiscal 2011. We assumed the role of master franchisor in China upon this termination. We subsequently entered into a Master Service Agreement with Gymboree Tianjin to service all of the unit franchises in the PRC Territory and provide us certain services in connection with such unit franchises (see Note 17).

19.  Commitments and Contingencies

We lease our retail store locations, corporate headquarters, certain warehouse space and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2024. Store leases typically have 10-year terms and some include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Future minimum rental payments under non-cancelable operating leases at February 2, 2013 are as follows (in thousands):

Fiscal
2013	$91,728
2014	89,289
2015	80,483
2016	76,062
2017	64,642
Later years	145,032

Total	$547,236

Rent expense for all operating leases totaled $145.7 million, $138.3 million, $24.6 million, and $99.7 million in fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, respectively, and includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $50.5 million, $46.8 million, $8.2 million, and $35.1 million in fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, respectively. Percentage rent expense was approximately $0.5 million, $0.5 million, $0.1 million, and $0.5 million in fiscal 2012, fiscal 2011, the period from November 23, 2010 to January 29, 2011, and the period from January 31, 2010 to November 22, 2010, respectively. Rent expense for fiscal 2012, fiscal 2011, and the period from November 23, 2010 to January 29, 2011 includes approximately $1.9 million, $2.1 million, and $0.4 million, respectively, in income related to amortization of above and below market leases.

Amounts representing estimated inventory and other purchase obligations used in the normal course of business as of February 2, 2013 are as follows:

	Payments due by period
	Less than
($ in thousands)	1 year	1-3 years	3-5 years	After 5 years	Total

Purchase obligations and commitments	$211,850	$6,988	$1,320	$-	$220,158

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

20.  Segment Information

We have four reportable segments: retail stores, Gymboree Play & Music, international retail franchise, and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. We believe that disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution center and shared corporate services) is included in the retail stores segment. The following table provides the summary financial data of each reportable segment (in thousands):

	Year ended February 2, 2013 (Successor)
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,232,985	$20,988	$16,893	$14,242	$(9,444)	$1,275,664
Operating income (loss)	58,726	5,710	7,285	(1,815)	(256)	69,650
Total assets	1,940,737	64,343	29,129	13,469	(4,465)	2,043,213

	Year ended January 28, 2012 (Successor)
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,164,163	$13,881	$10,232	$1,195	$(1,183)	$1,188,288
Operating income (loss)	55,695	(1,779)	3,397	(5,812)	-	51,501
Total assets	2,014,343	64,155	28,878	7,394	(983)	2,113,787

	Period from November 23, 2010 to January 29, 2011 (Successor)
	Retail	Gymboree	International Retail
	Stores	Play & Music	Franchise	Other	Total
Net sales	$244,287	$2,814	$447	$-	$247,548
Operating (loss) income	(17,378)	1,416	184	-	(15,778)

	Period from January 31, 2010 to November 22, 2010 (Predecessor)
	Retail	Gymboree	International Retail
	Stores	Play & Music	Franchise	Other	Total
Net sales	$814,863	$10,847	$925	$248	$826,883
Operating income	82,777	4,518	436	116	87,847

Depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Interest expense has also been excluded as it is related to corporate debt. The Gymboree Play & Music, Retail Franchise and VIE reportable segments recorded intersegment revenues of $2.3 million, $0.2 million and $6.9 million, respectively, for the year ended February 2, 2013 and $0, $0 and $1.2 million, respectively, for the year ended January 28, 2012.

We attribute retail store revenues to individual countries based on the selling location. We have reclassified amounts in our geographical segment disclosure previously reported by country into either United States or international, based on the selling location. For Gymboree International Retail Franchise, all sales were attributed to the United States geographic segment.

Prior to November 2012, Gymboree Play & Music sales were all attributable to the U.S. geographic segment. Effective November 2012, China Play & Music franchisee sales are attributable to the international geographic segment and all other Gymboree Play & Music sales are attributable to the U.S. geographic segment, as a result of the modified Master Service Agreement with Gymboree Tianjin (see Note 17).

Long-lived assets include net property and equipment, goodwill, other intangibles, deferred financing costs and other assets. The following tables provide the summary financial data of each of our two geographical segments, United States and international (in thousands):

	Year ended February 2, 2013 (Successor)
	United States	International
Net sales	$1,215,159	$60,505
Long-lived assets	1,678,790	53,991

	Year ended January 28, 2012 (Successor)
	United States	International
Net sales	$1,138,856	$49,432
Long-lived assets	1,700,741	52,264

	Period from November 23, 2010 to January 29, 2011 (Successor)
	United States	International
Net sales	$237,294	$10,254

	Period from January 31, 2010 to November 22, 2010 (Predecessor)
	United States	International
Net sales	$794,510	$32,373

21.  Variable Interest Entities

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

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of February 2, 2013 and January 28, 2012 and the condensed consolidated statements of operations for the fiscal years ended February 2, 2013 and January 28, 2012:

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	February 2, 2013
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$27,223	$6,105	$-	$33,328
Other current assets	276,121	5,448	(4,465)	277,104

Total current assets	303,344	11,553	(4,465)	310,432
Non-current assets	1,730,865	1,916	-	1,732,781

Total assets	$2,034,209	$13,469	$(4,465)	$2,043,213

Current liabilities	$175,555	$9,244	$(4,223)	$180,576
Non-current liabilities	1,420,870	130	-	1,421,000

Total liabilities	1,596,425	9,374	(4,223)	1,601,576

Total stockholders’ equity	437,784	-	(242)	437,542
Noncontrolling interest	-	4,095	-	4,095

Total liabilities and stockholders’ equity	$2,034,209	$13,469	$(4,465)	$2,043,213

	January 28, 2012
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$72,969	$4,941	$-	$77,910
Other current assets	282,104	1,751	(983)	282,872

Total current assets	355,073	6,692	(983)	360,782
Non-current assets	1,752,303	702	-	1,753,005

Total assets	$2,107,376	$7,394	$(983)	$2,113,787

Current liabilities	$187,812	$4,074	$(983)	$190,903
Non-current liabilities	1,474,189	56	-	1,474,245

Total liabilities	1,662,001	4,130	(983)	1,665,148

Total stockholders’ equity	445,375	-	-	445,375
Noncontrolling interest	-	3,264	-	3,264

Total liabilities and stockholders’ equity	$2,107,376	$7,394	$(983)	$2,113,787

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	For the year ended February 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$1,270,866	$14,242	$(9,444)	$1,275,664
Cost of goods sold	(791,961)	(3,585)	1,274	(794,272)
Operating expenses	(407,184)	(12,472)	7,914	(411,742)

Operating income (loss)	71,721	(1,815)	(256)	69,650
Other non-operating (expense)income	(85,810)	121	-	(85,689)

Loss before income taxes	(14,089)	(1,694)	(256)	(16,039)
Income tax benefit (expense)	6,503	(867)	-	5,636

Net loss	(7,586)	(2,561)	(256)	(10,403)
Net loss attributable to noncontrolling interest	-	2,561	-	2,561

Net loss attributable to The Gymboree Corporation	$(7,586)	$-	$(256)	$(7,842)

	For the year ended January 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$1,188,276	$1,195	$(1,183)	$1,188,288
Cost of goods sold	(728,169)	(177)	-	(728,346)
Operating expenses	(402,794)	(6,830)	1,183	(408,441)

Operating income (loss)	57,313	(5,812)	-	51,501
Other non-operating expense	(109,303)	(8)	-	(109,311)

Loss before income taxes	(51,990)	(5,820)	-	(57,810)
Income tax benefit (expense)	6,645	(19)	-	6,626

Net loss	(45,345)	(5,839)	-	(51,184)
Net loss attributable to noncontrolling interest	-	5,839	-	5,839

Net loss attributable to The Gymboree Corporation	$(45,345)	$-	$-	$(45,345)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of February 2, 2013 (Successor)
ASSETS	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$18,431	$3,128	$11,769	$-	$33,328
Accounts receivable, net of allowance	1,280	23,679	2,583	-	27,542
Merchandise inventories	-	193,003	4,907	25	197,935
Prepaid income taxes	1,821	682	400	-	2,903
Prepaid expenses	3,142	12,909	1,290	-	17,341
Deferred income taxes	15,488	16,528	-	(633)	31,383
Intercompany receivable	-	468,919	-	(468,919)	-

Total current assets	40,162	718,848	20,949	(469,527)	310,432

Property and equipment, net	15,679	180,021	9,625	-	205,325
Deferred income taxes	14,444	-	2,284	(16,728)	-
Goodwill	-	859,166	39,800	-	898,966
Other intangible assets	-	580,492	149	-	580,641
Deferred financing costs	40,040	-	-	-	40,040
Other assets	965	2,061	4,783	-	7,809
Investment in subsidiaries	1,976,277	-	-	(1,976,277)	-

Total assets	$2,087,567	$2,340,588	$77,590	$(2,462,532)	$2,043,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$14,269	$74,589	$1,275	$-	$90,133
Accrued liabilities	35,991	48,446	6,006	-	90,443
Deferred income taxes	-	-	633	(633)	-
Intercompany payable	456,934	-	11,960	(468,894)	-

Total current liabilities	507,194	123,035	19,874	(469,527)	180,576
Long-Term Liabilities:
Long-term debt	1,138,455	-	-	-	1,138,455
Lease incentives and other liabilities	4,376	38,693	4,883	-	47,952
Deferred income taxes	-	250,427	894	(16,728)	234,593

Total liabilities	1,650,025	412,155	25,651	(486,255)	1,601,576

Total stockholders’ equity	437,542	1,928,433	47,844	(1,976,277)	437,542
Noncontrolling interest	-	-	4,095	-	4,095

Total liabilities and stockholders’ equity	$2,087,567	$2,340,588	$77,590	$(2,462,532)	$2,043,213

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of January 28, 2012 (Successor)
ASSETS	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current Assets:
Cash and cash equivalents	$58,910	$6,387	$12,613	$-	$77,910
Accounts receivable, net of allowance	4,676	20,886	1,715	-	27,277
Merchandise inventories	-	206,661	3,389	162	210,212
Prepaid income taxes	3,605	263	-	(132)	3,736
Prepaid expenses	3,689	1,538	305	-	5,532
Deferred income taxes	22,163	14,426	-	(474)	36,115
Intercompany receivable	-	413,415	-	(413,415)	-

Total current assets	93,043	663,576	18,022	(413,859)	360,782

Property and equipment, net	18,794	174,573	8,785	-	202,152
Deferred income taxes	12,623	-	1,784	(14,407)	-
Goodwill	-	859,297	39,800	-	899,097
Other intangible assets	-	599,000	195	-	599,195
Deferred financing costs	47,915	-	-	-	47,915
Other assets	1,361	813	2,472	-	4,646
Investment in subsidiaries	1,927,724	-	-	(1,927,724)	-

Total assets	$2,101,460	$2,297,259	$71,058	$(2,355,990)	$2,113,787

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,412	$71,510	$1,105	$-	$79,027
Accrued liabilities	32,892	57,432	3,854	-	94,178
Income tax payable	-	-	132	(132)	-
Current portion of long-term debt	17,698	-	-	-	17,698
Deferred income taxes	-	-	474	(474)	-
Intercompany payable	402,815	-	10,116	(412,931)	-

Total current liabilities	459,817	128,942	15,681	(413,537)	190,903
Long-Term Liabilities:
Long-term debt	1,192,171	-	-	-	1,192,171
Lease incentives and other liabilities	4,097	27,743	4,739	-	36,579
Deferred income taxes	-	259,902	-	(14,407)	245,495

Total Liabilities	1,656,085	416,587	20,420	(427,944)	1,665,148

Total stockholders’ equity	445,375	1,880,672	47,374	(1,928,046)	445,375
Noncontrolling interest	-	-	3,264	-	3,264

Total liabilities and stockholders’ equity	$2,101,460	$2,297,259	$71,058	$(2,355,990)	$2,113,787

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 2, 2013 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,910	$1,202,552	$60,727	$(30,196)	$1,234,993
Gymboree Play & Music	-	18,661	5,280	-	23,941
Retail Franchise	-	16,730	-	-	16,730
Intercompany revenue	36,608	20,643	9,379	(66,630)	-

Total net sales	38,518	1,258,586	75,386	(96,826)	1,275,664
Cost of goods sold, including buying and occupancy expenses	(5,561)	(773,469)	(43,707)	28,465	(794,272)

Gross profit	32,957	485,117	31,679	(68,361)	481,392
Selling, general and administrative expenses	(58,547)	(393,471)	(27,929)	68,205	(411,742)

Operating (loss) income	(25,590)	91,646	3,750	(156)	69,650
Interest income	71	11	95	-	177
Interest expense	(85,640)	-	-	-	(85,640)
Loss on extinguishment of debt	(214)	-	-	-	(214)
Other (expense) income, net	(77)	-	65	-	(12)

(Loss) income before income taxes	(111,450)	91,657	3,910	(156)	(16,039)
Income tax benefit (expense)	45,627	(37,896)	(2,095)	-	5,636
Equity in earnings of affiliates, net of tax	57,981	-	-	(57,981)	-

Net (loss) income	(7,842)	53,761	1,815	(58,137)	(10,403)
Net loss attributable to noncontrolling interest	-	-	2,561	-	2,561

Net (loss) income attributable to The Gymboree Corporation	$(7,842)	$53,761	$4,376	$(58,137)	$(7,842)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 28, 2012 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,457	$1,132,806	$52,453	$(22,545)	$1,164,171
Gymboree Play & Music	-	13,881	4	-	13,885
Retail Franchise	-	10,232	-	-	10,232
Intercompany revenue	44,274	1,976	1,829	(48,079)	-

Total net sales	45,731	1,158,895	54,286	(70,624)	1,188,288
Cost of goods sold, including buying and occupancy expenses	(5,315)	(714,243)	(35,430)	26,642	(728,346)

Gross profit	40,416	444,652	18,856	(43,982)	459,942
Selling, general and administrative expenses	(49,418)	(353,894)	(20,776)	43,947	(380,141)

Operating (loss) income	(9,002)	62,458	(1,920)	(35)	51,501
Interest income	54	26	88	-	168
Interest expense	(89,807)	-	-	-	(89,807)
Loss on extinguishment of debt	(19,563)	-	-	-	(19,563)
Other (expense) income, net	(92)	(2)	(15)	-	(109)

(Loss) income before income taxes	(118,410)	62,482	(1,847)	(35)	(57,810)
Income tax benefit (expense)	46,122	(36,941)	(2,555)	-	6,626
Equity in earnings of affiliates, net of tax	26,943	-	-	(26,943)	-

Net (loss) income	(45,345)	25,541	(4,402)	(26,978)	(51,184)
Net loss attributable to noncontrolling interest	-	-	5,839	-	5,839

Net (loss) income attributable to The Gymboree Corporation	$(45,345)	$25,541	$1,437	$(26,978)	$(45,345)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED FEBRUARY 2, 2013 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(7,842)	$53,761	$1,815	$(58,137)	$(10,403)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	54	-	88	(30)	112
Unrealized net (loss) gain on cash flow hedges, net of tax of $67	(143)	-	(74)	74	(143)

Total other comprehensive (loss) gain, net of tax	(89)	-	14	44	(31)

Comprehensive (loss) income	(7,931)	53,761	1,829	(58,093)	(10,434)
Comprehensive loss attributable to noncontrolling interest	-	-	2,503	-	2,503

Comprehensive (loss) income attributable to The Gymboree Corporation	$(7,931)	$53,761	$4,332	$(58,093)	$(7,931)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED JANUARY 28, 2012 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(45,345)	$25,541	$(4,402)	$(26,978)	$(51,184)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	308	-	346	(346)	308
Unrealized net (loss) gain on cash flow hedges, net of tax of $3,915	(6,371)	-	118	(118)	(6,371)

Total other comprehensive (loss) gain, net of tax	(6,063)	-	464	(464)	(6,063)

Comprehensive (loss) income	(51,408)	25,541	(3,938)	(27,442)	(57,247)
Comprehensive loss attributable to noncontrolling interest	-	-	5,839	-	5,839

Comprehensive (loss) income attributable to The Gymboree Corporation	$(51,408)	$25,541	$1,901	$(27,442)	$(51,408)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIOD FROM NOVEMBER 23, 2010 TO JANUARY 29, 2011 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(23,044)	$(8,127)	$194	$7,933	$(23,044)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	446	-	(5,151)	5,151	446
Unrealized net (loss) gain on cash flow hedges, net of tax of $-	(208)	-	(106)	106	(208)

Total other comprehensive (loss) gain, net of tax	238	-	(5,257)	5,257	238

Comprehensive (loss) income	(22,806)	(8,127)	(5,063)	13,190	(22,806)
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-

Comprehensive (loss) income attributable to The Gymboree Corporation	$(22,806)	$(8,127)	$(5,063)	$13,190	$(22,806)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE PERIOD FROM JANUARY 31, 2010 TO NOVEMBER 22, 2010 (PREDECESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net (loss) income	$51,564	$74,927	$2,271	$(77,198)	$51,564

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(897)	-	640	(640)	(897)
Unrealized net (loss) gain on cash flow hedges, net of tax of $(83)	(297)	-	(214)	214	(297)

Total other comprehensive (loss) gain, net of tax	(1,194)	-	426	(426)	(1,194)

Comprehensive (loss) income	50,370	74,927	2,697	(77,624)	50,370
Comprehensive loss attributable to noncontrolling interest	-	-	-	-	-

Comprehensive (loss) income attributable to The Gymboree Corporation	$50,370	$74,927	$2,697	$(77,624)	$50,370

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2013 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(31,000)	$100,856	$3,938	$-	$73,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,723)	(41,154)	(3,974)	-	(47,851)
Dividend from subsidiary	10,042	-	-	(10,042)	-
Investment in subsidiaries	(180)	-	-	180	-
Other	-	(207)	(635)	-	(842)

Net cash provided by (used in) investing activities	7,139	(41,361)	(4,609)	(9,862)	(48,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	54,910	(56,754)	1,844	-	-
Payments on Term Loan	(42,698)	-	-	-	(42,698)
Dividend to The Gymboree Corporation	-	(6,000)	(4,042)	10,042	-
Repurchase of Notes	(26,613)	-	-	-	(26,613)
Proceeds from ABL Facility	14,000	-	-	-	14,000
Payments on ABL Facility	(14,000)	-	-	-	(14,000)
Deferred financing costs	(1,344)	-	-	-	(1,344)
Investment by Parent	-	-	180	(180)	-
Dividend payment to Parent	(3,273)	-	-	-	(3,273)
Capital contribution to noncontrolling interest	-	-	1,602	-	1,602
Investment by affiliate of Parent	2,400	-	-	-	2,400

Net cash provided by (used in) financing activities	(16,618)	(62,754)	(416)	9,862	(69,926)

Effect of exchange rate fluctuations on cash	-	-	243	-	243

Net decrease in cash and cash equivalents	(40,479)	(3,259)	(844)	-	(44,582)

CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	-	77,910

End of Period	$18,431	$3,128	$11,769	$-	$33,328

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2012 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(19,793)	$107,443	$3,895	$-	$91,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,400)	(30,259)	(2,906)	-	(36,565)
Acquisition of business, net of cash acquired	(1,352)	-	-	-	(1,352)
Investment in subsidiaries	(110)	-	-	110	-
Other	4	(267)	(32)	-	(295)

Net cash used in investing activities	(4,858)	(30,526)	(2,938)	110	(38,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	76,604	(77,060)	456	-	-
Proceeds from Term Loan	820,000	-	-	-	820,000
Payments on Term Loan	(828,200)	-	-	-	(828,200)
Proceeds from ABL Facility	60,656	-	-	-	60,656
Payments on ABL Facility	(60,656)	-	-	-	(60,656)
Deferred financing costs	(6,665)	-	-	-	(6,665)
Investment by Parent	14,865	-	110	(110)	14,865
Dividend Payment to Parent	(12,200)	-	-	-	(12,200)
Capital contribution to noncontrolling interest	-	-	4,477	-	4,477

Net cash provided by (used in) financing activities	64,404	(77,060)	5,043	(110)	(7,723)

Effect of exchange rate fluctuations on cash	-	-	176	-	176

Net increase (decrease) in cash and cash equivalents	39,753	(143)	6,176	-	45,786
CASH AND CASH EQUIVALENTS:
Beginning of Period	19,157	6,530	6,437	-	32,124

End of Period	$58,910	$6,387	$12,613	$-	$77,910

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM NOVEMBER 23, 2010 TO JANUARY 29, 2011 (SUCCESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(11,140)	$30,604	$1,616	$-	$21,080

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of business, net of cash acquired	(1,828,308)	-	-	-	(1,828,308)
Capital expenditures	(275)	(4,402)	(377)	-	(5,054)
Other	(17)	(27)	(2)	-	(46)

Net cash used in investing activities	(1,828,600)	(4,429)	(379)	-	(1,833,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	30,758	(26,451)	(4,307)	-	-
Proceeds from Term Loan	815,900	-	-	-	815,900
Proceeds from Notes	400,000	-	-	-	400,000
Proceeds from ABL Facility	30,000	-	-	-	30,000
Payments on ABL facility	(30,000)	-	-	-	(30,000)
Deferred financing costs	(63,266)	-	-	-	(63,266)
Purchase of interest rate cap contracts	(12,079)	-	-	-	(12,079)
Proceeds from issuance of common stock	508,135	-	-	-	508,135

Net cash provided by (used in) financing activities	1,679,448	(26,451)	(4,307)	-	1,648,690

Effect of exchange rate fluctuations on cash	-	-	852	-	852

Net decrease in cash and cash equivalents	(160,292)	(276)	(2,218)	-	(162,786)

CASH AND CASH EQUIVALENTS:
Beginning of Period	179,449	6,806	8,655	-	194,910

End of Period	$19,157	$6,530	$6,437	$-	$32,124

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 31, 2010 TO NOVEMBER 22, 2010 (PREDECESSOR)

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$19,541	$73,003	$(1,593)	$-	$90,951

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,087)	(37,253)	(1,874)	-	(42,214)
Investment in subsidiaries	(1,981)	-	-	1,981	-
Other	-	(1,156)	(82)	-	(1,238)

Net cash used in investing activities	(5,068)	(38,409)	(1,956)	1,981	(43,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	35,464	(37,069)	1,605	-	-
Investment by parent	-	-	1,981	(1,981)	-
Proceeds from issuance of common stock	1,371	-	-	-	1,371
Excess tax benefits from exercise and vesting of share-based awards	7,225	5,359	-	-	12,584
Repurchases of common stock	(124,610)	-	-	-	(124,610)

Net cash (used in) provided by financing activities	(80,550)	(31,710)	3,586	(1,981)	(110,655)

Effect of exchange rate fluctuations on cash	-	-	394	-	394

Net (decrease) increase in cash and cash equivalents	(66,077)	2,884	431	-	(62,762)
CASH AND CASH EQUIVALENTS:
Beginning of Period	245,526	3,922	8,224	-	257,672

End of Period	$179,449	$6,806	$8,655	$-	$194,910

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

23. Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Operations (in thousands). In the fourth quarter of fiscal 2011, we recorded a non-cash charge related to goodwill impairment of $28.3 million (see Note 4) and a $0.9 million charge related to amortization of the increased fair value of an intangible asset.

	Fiscal 2012 Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013	2012 Total

Net sales
Retail	$288,116	$259,114	$299,965	$387,798	$1,234,993
Gymboree Play & Music	5,792	5,799	6,390	5,960	23,941
Retail Franchise	3,843	3,839	5,163	3,885	16,730

Total net sales	297,751	268,752	311,518	397,643	1,275,664

Gross profit	121,824	89,188	125,603	144,777	481,392
Operating income (loss)	30,085	(6,407)	26,587	19,385	69,650

Net income (loss)	4,170	(14,066)	4,910	(5,417)	(10,403)
Net income (loss) attributable to The Gymboree Corporation	4,996	(13,268)	6,121	(5,691)	(7,842)

	Fiscal 2011 Quarter Ended
	April 30, 2011	July 30, 2011	October 29, 2011	January 28, 2012	2011 Total

Net sales
Retail	$265,882	$253,407	$296,445	$348,437	$1,164,171
Gymboree Play & Music	2,925	3,349	3,195	4,416	13,885
Retail Franchise	1,449	2,280	3,508	2,995	10,232

Total net sales	270,256	259,036	303,148	355,848	1,188,288

Gross profit	110,860	92,032	130,845	126,205	459,942
Operating income (loss)	26,294	3,151	31,397	(9,341)	51,501

Net loss	(10,440)	(6,931)	(3,048)	(30,765)	(51,184)
Net loss attributable to The Gymboree Corporation	(10,440)	(6,931)	(3,048)	(24,926)	(45,345)

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Based on the Company’s evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and Chief Financial Officer concluded as of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 2, 2013. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management believes that, as of February 2, 2013, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Below is a list of the names, ages as of March 31, 2013 and positions, and a brief account of the business experience, of the individuals who serve as our executive officers and directors:

Name	Age	Position	Committee Membership

Mark Breitbard	45	Chief Executive Officer, Director

Evan Price	44	Chief Financial Officer

Kip Garcia	62	President

Lynda Gustafson	48	Vice President, Corporate Controller

Joshua Bekenstein	54	Director	Compensation Committee

Jordan Hitch	46	Director	Compensation Committee

Marko Kivisto	37	Director	Audit Committee

Yvonne Hao	38	Director	Audit Committee

Mark Breitbard joined The Gymboree Corporation in January 2013 as Chief Executive Officer. Prior to joining The Gymboree Corporation, Mr. Breitbard served as President of Gap North America since 2012, and previously as Executive Vice President of GapKids and BabyGap from 2010 until 2011. From 2009 until 2010, Mr. Breitbard served as Chief Merchandising & Creative Officer of its Old Navy brand. Mr. Breitbard joined Gap from Levi Strauss & Co., where he served as President of the Retail Division from 2007 until 2009 and was responsible for all aspects of its retail division, including design, merchandising, marketing, stores and e-commerce.

Evan Price joined The Gymboree Corporation in January 2013 as Chief Financial Officer. Prior to joining The Gymboree Corporation, Mr. Price served as Vice President of Finance of Gap North America since December 2012 and as Chief Financial Officer & Vice President of Old Navy North America from July to December 2012. Prior to that position, Mr. Price served as Chief Financial Officer & Vice President of Europe & Strategic Alliances of The Gap, Inc. from December 2009 through June 2012, and as Vice President of Investor Relations & Corporate Finance of Gap from December 2006 through November 2009.

Kip Garcia joined The Gymboree Corporation in May 2004 as Senior Vice President of Merchandising—Kids and was named President in January 2006. From September 2012 to January 2013, Mr. Garcia served as our Interim Chief Executive Officer. Prior to joining The Gymboree Corporation, Mr. Garcia served as Senior Vice President for GapKids, a division of Gap Inc., a children’s clothing retailer, from April 2002 to February 2003 and Senior Vice President for DFS Merchandising Ltd., a travel retail company, from February 1992 to February 2002.

Lynda Gustafson has served as our Vice President, Corporate Controller since February 2005. Ms. Gustafson joined The Gymboree Corporation in August 2001 as the Corporate Controller and was promoted to Vice President, Corporate Controller in February 2005. Prior to joining The Gymboree Corporation, Ms. Gustafson was a consultant from 2000 to 2001. Ms. Gustafson was also at US Home & Garden, Inc., a manufacturer and distributor of lawn and garden products from 1993 to 2000, and was the Vice President, Finance and Principal Accounting Officer when she departed. Ms. Gustafson is a Certified Public Accountant.

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

Yvonne Hao has been a director on our Board and a director of Parent since March 2013. From September 2012 to January 2013, Ms. Hao served as our Interim Chief Operating Officer. Ms. Hao joined Bain Capital in 2008. Prior to joining Bain Capital, Ms. Hao held several roles at Honeywell International, including Vice President/General Manager of the ADI North America division, Vice President Global Marketing, and Director of Corporate Strategy. In addition, Ms. Hao was an Associate Partner at McKinsey & Company, and focused on growth projects. Ms. Hao is also a Director at Bombardier Recreational Products.

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

Audit Committee

Our Board of Directors has a separately designated Audit Committee. The Audit Committee consists of two members: Ms. Hao and Mr. Kivisto.

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

Code of Conduct

We adopted a Code of Ethics for Senior Financial Officers which applies to the Chief Executive Officer, Chief Financial Officer, Vice President, Corporate Controller, and Vice President, Finance (and any persons performing similar functions) (together, the “Senior Financial Officers”) of The Gymboree Corporation. Senior Financial Officers are also subject to the Business and Ethics Code of Conduct applicable to all employees and directors. The Business and Ethics Code of Conduct contains provisions relating to ethical conduct, conflicts of interest and compliance with law. A copy of our Business & Ethics Code of Conduct and our Code of Ethics for Senior Financial Officers are available on our Internet website at www.gymboree.com under “Company Information - Corporate Governance.”

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In general, this section focuses on, and provides a description of, our executive compensation philosophy and objectives and a discussion of each of the key elements of our compensation programs for fiscal 2012 as they applied to the individuals identified in the Summary Compensation Table, referred to in this report as the “named executive officers.” During fiscal 2012, the employment of Mr. McCauley, our former Chief Executive Officer, Ms. Armstrong, our former Senior Vice President and General Manager, and Mr. Baldwin, our former Vice President for Planning and Allocation, terminated and Mr. Breitbard and Mr. Price commenced employment as our new Chief Executive Officer and Chief Financial Officer, respectively.

Compensation Discussion and Analysis

General Philosophy and Objectives

During fiscal 2012, the Compensation Committees of each of Gymboree and Parent (together, the “Compensation Committee”) were responsible for determining the compensation of our named executive officers, including base salary, cash bonus opportunities and long-term incentive awards. The philosophy of the Compensation Committee was that executive compensation should be used to attract, reward and retain highly-qualified executives in a performance-oriented environment that recognizes individual performance as well as achievement of specific Company goals. Consistent with this philosophy, we tied a significant portion of senior executive compensation during fiscal 2012 to our financial and business performance.

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

Targeted Total Compensation

In fiscal 2012, while we did not engage in formal benchmarking, as a starting point for establishing targeted total compensation for Mr. Garcia, Mr. McCauley and Ms. Armstrong, we evaluated their overall compensation levels against compensation levels among a peer group of companies in the retail apparel sector with annual sales, market capitalizations and/or ownership profiles comparable to ours. The companies in our peer group for fiscal 2012 were Aeropostale, American Eagle, Buckle, Chico’s, Children’s Place, Coldwater Creek, Dress Barn, Guess, Hot Topic, J. Crew, Stein Mart, Men’s Wearhouse, New York & Company, Pacific Sunwear, Talbots, Urban Outfitters, Wet Seal and Williams-Sonoma. This peer group consisted of retail companies that we believe generally had comparable business models within complex organizations, in addition to companies with revenues ranging from approximately $580 million to $3.5 billion in fiscal 2011, which we used as a proxy for business complexity. While we did not use a peer group for purposes of benchmarking the compensation of our other named executive officers, the Compensation Committee and our Chief Executive Officer considered, among other factors, compensation practices among similar companies.

In addition, our review of compensation generally relies on both quantitative and qualitative indicators of individual and Company performance in determining total compensation, including the achievement of pre-established earnings targets and other performance metrics, succession planning and retention.

In determining the compensation of Mr. Garcia, Ms. Gustafson and Ms. Armstrong, the Compensation Committee also consulted with Mr. McCauley. Mr. Baldwin’s compensation was determined by Mr. McCauley.

In fiscal 2012, the Compensation Committee retained Russell Reynolds Associates (“Russell Reynolds”) as an external, independent executive recruiter to assist in identifying senior executive candidates and to advise the Compensation Committee with respect to certain components of the executives’ compensation packages. In particular, Russell Reynolds advised the Compensation Committee on competitive compensation packages for Mr. Breitbard and Mr. Price.

Components of Executive Compensation

During fiscal 2012, we compensated our named executive officers principally through a combination of base salary, cash bonus opportunities and long-term incentive awards. None of Mr. Garcia, Ms. Gustafson, Mr. McCauley, Mr. Baldwin and Ms. Armstrong were granted long-term incentive awards in fiscal 2012, but continued to vest in long-term incentives granted in fiscal 2010, except as described below with respect to Mr. McCauley’s, Mr. Baldwin’s and Ms. Armstrong’s stock options. We believe that offering executive officers a total compensation package that included a significant portion of at-risk, performance-based awards aligns the interests of the officers with those of our stockholders.

Base Salaries

The first key component of executive compensation is base salary. The amount base salary paid to each of our named executive officers for fiscal 2012 is set forth in the “Summary Compensation Table” below.

In setting the base salaries for Mr. Breitbard and Mr. Price, which were established by their employment agreement and offer letter, respectively, the Compensation Committee considered among other factors, their employment arrangements with their former employer and relevant market data provided by Russell Reynolds. Base salaries for Mr. Garcia, Ms. Gustafson, Mr. McCauley, Ms. Armstrong and Mr. Baldwin were determined based on the needs of the Company, the executive’s performance and market data.

The Compensation Committees determined that it was appropriate to permanently increase Mr. Garcia’s base salary from $425,000 to $500,000, effective as of September 25, 2012 at the time of his appointment as the Company’s interim Chief Executive Officer and in recognition for his service to the Company The Compensation Committee also determined that, in recognition of Ms. Gustafson’s performance as interim financial officer and in order to secure her service to the Company going forward, her base salary will remain at $300,000 in her resumed position of Corporate Controller.

Consulting Fee for Mr. McCauley

Under a consulting agreement with the Company entered into in connection with the termination of his employment as the Company’s Chief Executive Officer, Mr. McCauley agreed to provide certain advisory services to the Company and its affiliates for a period of two years following the effective date of his resignation (September 25, 2012). In consideration of such advisory services, Mr. McCauley was compensated at an annual rate of $250,000. This amount was negotiated between the parties, based on the Company’s need to retain Mr. McCauley’s services on a transition basis and taking into account the amount of time estimated to be spent. Under the terms of the agreement, Mr. McCauley is obligated not to compete with the Company for the 24-month period following the termination of his employment, not to solicit Company employees during and for 24 months following the termination of his consulting services and not to disclose confidential and proprietary information during and following the period of his consulting services with the Company.

Cash Bonuses

The second key component of executive compensation for fiscal 2012 was our cash bonus program. The Gymboree Compensation Committee granted award opportunities to our named executive officers with respect to fiscal 2012 under the Gymboree Corporation Executive Bonus Plan (the “Executive Bonus Plan”).

For fiscal 2012, the Compensation Committee selected Adjusted EBITDA targets because it believed that this measure is correlated strongly with stockholder value creation and improvement in this measure aligns with our overall growth strategy. We see Adjusted EBITDA as among the most critical of our financial metrics because we believe it captures our success at balancing growth and profitability. The Adjusted EBITDA target was set at a level intended to reward achieving results that exceed our expectations. However, as we did not meet the applicable Adjusted EBITDA threshold for fiscal 2012, none of the named executive officers received a payout under the Executive Bonus Plan for fiscal 2012.

	Target payout (% of base salary)	Actual payout (% of base salary)	Actual payout (% of target payout)
Mark Breitbard	100%	—	—
Evan Price	50%	—	—
Kip Garcia	100%	—	—
Lynda Gustafson	40%	—	—
Matthew McCauley (1)	150%	—	—
Marina Armstrong (1)	85%	—	—
Michael Baldwin (1)	40%	—	—

(1)	Mr. McCauley, Ms. Armstrong and Mr. Baldwin each terminated employment with the Company, effective September 25, 2012, September 7, 2012 and January 11, 2013, respectively.

We have also, on occasion, provided discretionary cash bonuses in connection with the hiring of a named executive officer, in order to retain the services of a named executive officer, or in recognition of outstanding performance by an executive or group of executives. In fiscal 2012, Mr. Breitbard was granted a $1 million signing bonus and Mr. Price was granted a $150,000 signing bonus that, in each case, was paid to him following the commencement of his employment with the Company. Under the terms of his employment agreement or offer letter, as applicable, each of Mr. Breitbard and Mr. Price would be required to repay the full amount of his signing bonus within 30 days if he voluntarily terminates his employment (without good reason, in the case of Mr. Breitbard) or his employment is terminated by the Company for cause, in each case, within the first 12 months of his employment with the Company.

Under a letter agreement that the Company entered into with Mr. Garcia during fiscal 2012, the Company will pay Mr. Garcia a retention bonus totaling $500,000 in two equal installments, with the first installment payable on March 25, 2013 and the second installment payable on September 25, 2013, in each case, subject to Mr. Garcia’s continued employment through the payment date. The Compensation Committee determined that this retention bonus was appropriate in order to incentivize Mr. Garcia to remain with the Company during the period of executive leadership change and to compensate Mr. Garcia for his increased responsibilities during the transition period.

Equity Compensation

The third key component of our executive compensation program is long-term incentive compensation. We provide long-term incentives primarily in the form of stock options. We believe that the use of stock options serves to align the interests of our named executive officers with those of the Company and its stockholders by directly linking individual compensation to the Company’s long-term performance (and the resulting performance of Parent), as reflected in stock price appreciation and increased stockholder value.

Following the Transaction, Parent established the Giraffe Holding Inc. 2010 Equity Incentive Plan (the “2010 EIP”). During fiscal 2012, no equity or equity-based awards were granted to our named executive officers under the 2010 EIP or otherwise. As described below in “Narrative disclosure to summary compensation table and grants of plan-based awards table,” Parent fulfilled its obligations to make certain equity grants to Mr. Breitbard and Mr. Price pursuant to each executive’s employment agreement or offer letter, respectively, by granting stock options and restricted units to the executive on February 15, 2013.

In determining the size of these equity awards to Mr. Breitbard and Mr. Price, the Compensation Committee considered among other factors, the overall compensation packages for these executives, taking into account relevant market data provided by, and discussions with, Russell Reynolds.

The Parent Compensation Committee, which has been delegated authority to grant awards under the 2010 EIP by the Parent Board, determined not to make additional long-term incentive awards to Mr. Garcia, Ms. Gustafson, Mr. McCauley, Mr. Baldwin and Ms. Armstrong in fiscal 2012 because the stock options granted to them in fiscal year 2010, which vest over a five-year period, were intended to serve as multi-year incentive awards.

All long-term incentive awards, which consisted solely of stock options, granted to Mr. McCauley, Mr. Baldwin and Ms. Armstrong ceased vesting as of the date each terminated employment with the Company, which was September 25, 2012, January 11, 2013 and September 7, 2012, respectively. Each of Mr. McCauley, Mr. Baldwin and Ms. Armstrong forfeited his or her unvested stock options on the date his or her employment terminated and, with respect to each of Mr. McCauley and Mr. Baldwin his stock options that were vested as of that date expired unexercised 60 days thereafter. Pursuant to a separation agreement with Ms. Armstrong dated September 7, 2012, with respect to her options that were vested at her termination of employment, her option exercise period was extended to December 28, 2020 (the term of the option). Ms. Armstrong’s options otherwise remain subject to all of the terms and conditions of the Company’s equity incentive plan and the award.

Other Benefits

Severance Benefits

We believe that reasonable severance benefits support employee retention. We evaluated our severance plans in fiscal 2012 in light of our business needs, and believe that the severance benefits we provide are competitive with those offered by our peer companies.

Each of Messrs. Breitbard, Price and Garcia, and Ms. Armstrong is entitled to severance benefits under the terms of an employment agreement, offer letter, letter agreement or separation agreement, as applicable, with the Company. During fiscal 2012, Ms. Gustafson and Mr. Garcia were also participants in two severance plans maintained by the Company (as described below in “Potential Payments upon Termination of Employment or a Change in Control”, one of the severance plans expired on May 23, 2012). If Mr. Garcia were to receive any severance payments under his letter agreement, those severance payments would completely offset any benefits to which he would otherwise be entitled under the Company’s severance plans. In consideration of separation pay granted to Ms. Armstrong, Ms. Armstrong is subject to a non-compete provision as described in her separation agreement.

The only contractual benefits for a named executive officer in the event of a termination of employment and/or a change of control are under the agreements and plans noted above and described in more detail in “Potential Payments upon Termination of Employment or a Change in Control”.

Retirement Plans

In fiscal 2012, we maintained a 401(k) plan in which named executive officers were eligible to participate. We did not provide an employer match under the 401(k) plan for fiscal 2012. During the fourth quarter of fiscal 2012 we reinstated the Company’s matching contribution under the 401(k) plan, effective January 1, 2013.

Perquisites and Other Benefits

During fiscal 2012, our named executive officers received certain other benefits and perquisites. The primary perquisite for executives at and above the level of Vice President consisted of reimbursement of up to 1% of base salary for tax-related and other financial planning services. We also reimbursed employees at and above the level of Vice President for all medical, dental and vision insurance premiums and we paid life and disability insurance premiums for all eligible employees. Certain other benefit programs had been made available to eligible employees, including our named executive officers, including discounts on our products.

Advisory Vote on Executive Compensation

The Company is not subject to the “say on pay” rules under Section 14A of the Securities Exchange Act of 1934 and therefore the Company’s stockholders were not required to vote on the Company’s executive compensation in fiscal 2012.

Executive Compensation Tables

The following table sets forth information regarding compensation for each of our named executive officers for fiscal years 2012, 2011, and 2010 (to the extent applicable). All numbers are rounded to the nearest dollar.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (4)	Total ($)
Mark Breitbard CEO	2012	$49,038	$1,000,000	$—	$—	$623	$1,049,661

Evan Price CFO	2012	15,385	150,000	—	—	623	166,008

Kip Garcia President	2012	460,288	168,000	—	—	16,164	644,452
	2011	389,692	—	—	—	12,937	402,629
	2010	374,000	—	6,857,919	420,750	10,724,312	18,376,981

Lynda Gustafson	2012	305,769	—	—	—	18,599	324,368
VP, Corporate Controller	2011 2010	233,577 207,000	— 102,282	— 721,768	— 62,100	13,968 848,458	247,545 1,941,608

Matthew McCauley	2012	421,731	—	—	—	101,105	522,836
Chairman and CEO	2011	637,500	—	—	—	22,235	659,735
(resigned effective September 25, 2012)	2010	637,500	—	14,617,802	1,075,781	20,788,922	37,120,005

Marina Armstrong	2012	345,315	—	—	—	25,496	370,811
SVP, General Manager (resigned effective September 7, 2012)	2011 2010	338,800 338,800	— —	— 6,177,749	— 323,978	15,716 9,585,838	354,516 16,426,365

Michael Baldwin	2012	283,654	—	—	—	7,430	291,084
VP, Planning & Allocation	2011	221,923	—	—	—	6,613	228,536
(resigned effective January 11, 2013)

(1)

Reflects the dollar amount of base salary paid in the fiscal year, including any salary increases and decreases effective during the year. The amount of salary listed for Mr. Baldwin also includes cash paid to him in lieu of his accrued paid time off in connection with his cessation of employment.

(2)

Amounts shown for fiscal 2012 reflect the amount of signing bonuses paid to Mr. Breitbard and Mr. Price under his employment agreement or offer letter, as applicable, as well as the applicable portion of the retention bonus to be paid to Mr. Garcia under his letter agreement.

(3)

Reflects the aggregate grant date fair value of stock options under our equity plans computed in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, which is referred to as “FASB ASC Topic 718,” rather than an amount paid to or realized by the named executive officer. The fair value of stock options is calculated based on the Black-Scholes option valuation model using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in this annual report. The fair values in this column exclude the effect of estimated forfeitures.

(4)	The All Other Compensation column for fiscal 2012 with respect to each of our named executive officers consists of the following amounts:

	Medical, Life and Disability Insurance Premiums (1)	Financial Planning Services (2)	Consulting Fees (3)	401(k) company match contributions ($)
Mark Breitbard	$623	$—	$—	$—
Evan Price	623	—	—	—
Kip Garcia	13,857	—	—	2,307
Lynda Gustafson	15,514	1,700	—	1,385
Matthew McCauley (4)	11,397	6,375	83,333	—
Marina Armstrong (4)	25,496	—	—	—
Michael Baldwin (4)	7,430	—	—	—

(1)	Reflects insurance premiums, the full cost of which is reimbursed to the executive by the Company.
(2)	Reflects reimbursement of financial/tax planning services. Each named executive officer is eligible for reimbursement of such costs, up to 1% of his or her salary.
(3)	Reflects consulting fees paid to Mr. McCauley under his consulting agreement, as described above, at an annual rate of $250,000.
(4)	Mr. McCauley, Ms. Armstrong and Mr. Baldwin each terminated employment with the Company, effective September 25, 2012, September 7, 2012 and January 11, 2013, respectively.

2012 GRANTS OF PLAN BASED AWARDS TABLE

The following table provides information regarding grants of plan-based awards for each of our named executive officers for fiscal 2012.

Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)
Name		Threshold ($)	Target ($)	Maximum ($) (2)

Mark Breitbard
Executive Bonus Plan	2012	$11,486	$45,946	$91,892

Evan Price
Executive Bonus Plan	2012	1,757	7,027	—

Kip Garcia
Executive Bonus Plan	2012	112,838	451,351	—

Lynda Gustafson
Executive Bonus Plan	2012	30,000	120,000	—

Matthew McCauley (3)
Executive Bonus Plan	2012	239,063	956,250	—

Marina Armstrong (3)
Executive Bonus Plan	2012	71,995	287,980	—

Michael Baldwin (3)
Executive Bonus Plan	2012	25,000	100,000	—

(1)

Reflects award opportunities for each named executive officer under the Executive Bonus Plan for fiscal 2012. Based on Company performance, none of the named executive officers received a bonus, as described in the Compensation Discussion and Analysis section above. Because Messrs. Breitbard and Price were only employed by us for a portion of fiscal year 2012, under the terms of the Executive Bonus Plan, each executive’s bonus would have been pro-rated to reflect the portion of fiscal 2012 that the executive was employed; amounts shown above with respect to Mr. Breitbard and Mr. Price reflect such pro-ration.

(2)

For fiscal 2012, the Compensation Committee did not establish maximum payout levels under the Executive Bonus Plan. Mr. Breitbard’s employment agreement provides that his maximum annual cash bonus is equal to 200% of his base salary.

(3)

Had a cash bonus been payable under the Executive Bonus Plan for fiscal 2012, Mr. McCauley, Ms. Armstrong and Mr. Baldwin would not have been eligible to receive it because they were not employed by the Company on the last day of fiscal 2012. Amounts shown above represent possible payouts to each of Mr. McCauley, Ms. Armstrong and Mr. Baldwin had he or she remained employed through the end of the 2012 fiscal year. Mr. McCauley, Ms. Armstrong and Mr. Baldwin each terminated employment with the Company, effective September 25, 2012, September 7, 2012 and January 11, 2013, respectively.

Narrative disclosure to summary compensation table and grants of plan-based awards table

Employment Agreement with Mr. Breitbard.   The Company and Parent, entered into an employment agreement with Mr. Breitbard that became effective on January 14, 2013. The agreement has no specified term and provides Mr. Breitbard with an annual salary of $850,000 and an annual cash bonus with a target of 100% and a maximum of 200% of his annual base salary. As described above, under the agreement, Mr. Breitbard received a signing bonus in the aggregate amount of $1 million following his commencement of employment, which he will be required to repay to the Company if his employment is terminated by the Company for cause or he resigns without good reason within one year of his start date.

Under his agreement, Mr. Breitbard was also entitled to receive a one-time grant of restricted units of Parent common stock with an aggregate fair market value of $1 million, subject to time-based vesting over three years, and options to purchase 200,000 units of Parent common stock, subject to time-based vesting over five years. On February 15, 2013, in satisfaction of these obligations, Mr. Breitbard was granted 200,000 stock options with a per unit exercise price of $45.00, and 22,223 restricted units of Parent common stock.

The severance and restrictive covenant provisions of Mr. Breitbard’s employment agreement are described below in the “Potential Payments upon Termination or Change of Control”.

Offer Letter with Mr. Price.  The Company entered into an offer letter with Mr. Price that became effective on January 21, 2013. The agreement does not provide for employment for a specified term. The agreement provides Mr. Price with an annual salary of $400,000 and an annual cash bonus with a target of 50% of his annual base salary. As described above, under the agreement, Mr. Price received a signing bonus in the amount of $150,000, which he will be required to repay to the Company if his employment is terminated by the Company for cause or if he voluntarily terminates employment within one year of his start date.

Under his agreement, Mr. Price was also entitled to receive a one-time grant of restricted units of Parent common stock with a fair market value of $250,000, subject to time-based vesting over three years, and options to purchase 60,000 units of Parent common stock, subject to time-based vesting over five years. On February 15, 2013, in satisfaction of these obligations, Mr. Price was granted 60,000 stock options with a per unit exercise price of $45.00, and 5,556 restricted units of Parent common stock.

Under Mr. Price’s offer letter, he agreed to become subject to restrictive covenants and is entitled to participate in The Gymboree Corporation Management Severance Plan, as amended effective January 8, 2013. See “Potential Payments upon Termination or Change of Control” below.

Letter Agreement with Mr. Garcia.  The Company and Parent entered into a letter agreement with Mr. Garcia in connection with his appointment as the Company’s interim Chief Executive Officer. Under the letter agreement, Mr. Garcia’s annual base salary was increased by $75,000, to $500,000 per year on a permanent basis. As described above, the Company is also obligated to pay Mr. Garcia a retention bonus totaling $500,000 in two equal installments, with the first installment payable on March 25, 2013 and the second installment payable on September 25, 2013, in each case, subject to Mr. Garcia’s continued employment through the payment date. The severance and restrictive covenant provisions of Mr. Garcia’s offer letter are described below in “Potential Payments upon Termination or Change of Control”.

2012 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END TABLE

The following table provides information regarding the number of Units underlying outstanding equity awards for each named executive officer as of February 2, 2013.

		Number of Units Underlying Unexercised Options (#) (2)
Name	Grant Date (1)	Exercisable	Unexercisable	Option Exercise Price ($) (3)	Option Expiration Date (4)
Mark Breitbard	—	—	—	$—	—

Evan Price	—	—	—	—	—

Kip Garcia	12/28/2010	55,200	82,800	45.00	12/28/2020

Lynda Gustafson	12/28/2010	6,160	9,240	45.00	12/28/2020

Matthew McCauley (5)	—	—	—	—	—

Marina Armstrong (5)	12/28/2010	23,000	—	45.00	12/28/2020

Michael Baldwin (5)	12/28/2010	6,160	—	45.00	12/28/2020
	1/27/2011	1,440	—	45.00	1/27/2021

(1)	All options referenced in this table were granted under the 2010 EIP.
(2)	Each option is exercisable (to the extent provided under its terms) for a unit consisting of nine shares of Class A Common Stock and one share of Class L Common Stock of Parent.
(3)	The exercise price per unit of each stock option is equal to the fair market value of a unit on the grant date.
(4)	All options have a maximum 10-year term and are subject to a five-year vesting schedule, with 20% vesting annually, subject to the optionee’s continued employment with the Company.
(5)	Mr. McCauley, Ms. Armstrong and Mr. Baldwin each terminated employment with the Company, effective September 25, 2012, September 7, 2012 and January 11, 2013, respectively.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The potential payments upon termination of employment or change of control for each of the named executive officers are set forth in the table below.

Employment Agreement with Mr. Breitbard.    Pursuant to Mr. Breitbard’s employment agreement, in the event that Mr. Breitbard’s employment is terminated without cause or if he resigns for good reason, subject to the execution of a release in favor of the Company and compliance with the restrictive covenants contained in his agreement, he will be entitled to receive severance in an aggregate amount equal to the sum of 1.5 times his annual base salary payable in equal installments over 18 months, a pro-rated annual bonus for the year of termination based on actual performance (not to exceed 100% of his target annual bonus) and the annual bonuses Mr. Breitbard would have been entitled to receive based on actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus will be based on target). In the event of a change of control of Parent, Mr. Breitbard’s restricted units and options will become fully vested immediately prior to the change of control. If Mr. Breitbard’s employment is terminated by the Company without cause or due to his death or disability or if he resigns for good reason, all of his unvested restricted units will become fully vested and a pro-rated portion of his options will become vested. If Mr. Breitbard’s employment is terminated due to death or disability, he will be entitled to receive a pro-rated annual bonus for the year of termination based on actual performance. All bonus-related amounts are payable at the same time such amounts are paid under the annual bonus plan.

Under the terms of his agreement, Mr. Breitbard is obligated not to solicit Company employees during and for 18 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment.

Offer Letter with Mr. Price.    Under Mr. Price’s offer letter, he is entitled to participate in The Gymboree Corporation Management Severance Plan, as amended effective January 8, 2013, as further described below. In the event that Mr. Price’s employment is terminated by the Company without cause or due to his death or disability, as of the date of termination, his restricted units will fully vest to the extent then unvested and outstanding. Mr. Price is obligated not to solicit Company employees during and for 12 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment.

Letter Agreement with Mr. Garcia.  Under a letter agreement entered into with Mr. Garcia in connection with his appointment as interim Chief Executive Officer of the Company effective as of September 25, 2012, the Company agreed to provide Mr. Garcia with enhanced severance protection for a period of two years. If Mr. Garcia’s employment is terminated by the Company without cause or by him for good reason, in either case, on or prior to September 25, 2014, the Company must pay Mr. Garcia $1 million in cash, which would be payable in accordance with the Company’s regular payroll schedule over the two-year period following the termination, and Parent has agreed to grant him 22,222 units of the Parent’s common stock, which would be payable within 10 days of the termination date. The severance obligations of the Company and Parent are subject to Mr. Garcia signing a release of claims and complying with restrictive covenants relating to competition and solicitation of employees during the term of his employment and for two years thereafter, and confidentiality.

Under the terms of his offer letter, Mr. Garcia is obligated not to compete with the Company and not to solicit Company employees during and for 24 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment.

Separation Agreement with Marina Armstrong.   Effective September 7, 2012, in connection with Ms. Armstrong’s termination of employment, Ms. Armstrong and the Company entered into a separation agreement pursuant to which she will receive separation pay in the form of base salary continuation through December 31, 2013, as well as reimbursement for the full cost of her health care continuation premiums for medical, dental and vision coverage through the earlier of December 31, 2013 and the date on which she is covered under another employer’s health plan. In addition, as noted above, her option exercise period on vested options was extended through December 28, 2020. The separation agreement also contains non-competition, non-solicitation, and confidentiality provisions.

Severance Plans.  As noted above, during fiscal 2012, we maintained two severance plans: The Gymboree Corporation Management Severance Plan (the “Severance Plan”), as amended and restated effective January 8, 2013, and The Gymboree Corporation Management Change of Control Plan (the “Change of Control Plan”), as amended and restated effective April 1, 2008.

Only Messrs. Garcia, McCauley and Baldwin, and Ms. Gustafson and Ms. Armstrong were eligible to receive benefits under the Change of Control Plan in fiscal 2012. The Change in Control Plan provided for certain enhanced severance benefits following the Transaction, but expired on May 23, 2012, and was not extended. No amounts were paid to any named executive officer under the Change of Control Plan.

After May 23, 2012, the only broad-based Company severance plan in effect was the Severance Plan. Under the Severance Plan, each of Mr. Price, Mr. Garcia and Ms. Gustafson is entitled to receive a severance benefit equal to 100% of his or her base salary (payable as salary continuation) in the event of a termination by the Company without cause or by the executive for good reason as well as, provided that he or she timely elects COBRA coverage, continued Company-paid health and certain other insurance benefits for 18 months (12 months, in the case of Mr. Price) following such termination. If Mr. Garcia were to receive any severance payments under his offer letter, those severance payments would completely offset any benefits to which he would otherwise be entitled under the Company’s severance plans or policies, including the Severance Plan. Mr. McCauley and Mr. Baldwin also participated in the Severance Plan while they were employed by the Company, but no amount was paid to either of them in connection with his termination of employment under the Severance Plan. During fiscal 2012, the Severance Plan was amended to remove the automatic termination date of April 1, 2013. The Severance Plan will remain in effect indefinitely, although it may be terminated at any time at the discretion of the Board or an authorized committee thereof.

Amounts of severance shown as payable in the table below assume a qualifying termination of employment on February 2, 2013, the last business day of our 2012 fiscal year. If a change of control (as defined in the 2010 EIP) had occurred on that date, outstanding option awards under the 2010 EIP would have vested in full. However, because the per Unit value did not exceed the exercise price of outstanding options held by named executive officers as of February 2, 2013, our named executive officers would receive no current cash benefit on account of such acceleration (assuming options were cashed out in such change of control transaction).

Upon a voluntary termination or a termination due to death, disability or cause on February 2, 2013, our named executive officers would be entitled to accrued base salary as of the date of termination. Upon a termination of Mr. Breitbard’s employment due to his death or disability, he would be entitled to a pro-rata bonus for the fiscal year of termination pursuant to his employment agreement.

Furthermore, none of our named executive officers is entitled to any enhanced severance benefits following a future change of control, other than the additional vesting of Mr. Breitbard’s stock options and restricted units, as described above.

Potential Payments upon Involuntary Termination of Employment by the Company without Cause or by the Executive for Good Reason (1)

Name	Severance ($) (2)	Benefit Continuation ($) (3)	Total ($)
Mark Breitbard	$2,550,000	$20,811	$2,570,811
Evan Price	400,000	13,874	413,874
Kip Garcia	1,000,000	15,858	1,015,858
Lynda Gustafson	300,000	20,811	320,811
Matthew McCauley (4)	—	—	—
Marina Armstrong (4)	308,829	2,952	311,781
Michael Baldwin (4)	—	—	—

(1)

Amounts shown above assume, in each case, an involuntary termination of employment by the Company without cause or by the executive for good reason that would entitle the executive to benefits under the Severance Plan, or his employment agreement, offer letter or letter agreement, as applicable. Assuming a qualifying termination of employment on February 2, 2013, the last day of our 2012 fiscal year, no pro-rata bonus would be payable to any named executive officer because no annual bonuses were paid in respect of fiscal 2012 and, further, had annual bonuses for fiscal 2012 been payable, they would have been fully earned.

(2)

Severance amounts consist of (i) 300% of Mr. Breitbard’s current base salary (equal to 1.5 times his current base salary and the annual bonus he would have received had he remained employed with the Company for an 18 month period following the date of termination, assuming performance at target), payable under his employment agreement, (ii) the amount of cash severance payable to Mr. Garcia under his offer letter, (iii) 100% of base salary for Mr. Price and Ms. Gustafson payable under the Severance Plan, and (iv) the remaining amount of severance payable to Ms. Armstrong under the terms of her separation agreement.

(3)

Benefit continuation amounts assume 18 months (12 months, in the case of Mr. Price) of continued coverage under the Company’s medical, dental and vision plans for each of Mr. Breitbard, Mr. Price, Mr. Garcia, and Ms. Gustafson. The amount shown for Ms. Armstrong reflects the value of the remaining benefit continuation payments payable to her under the terms of her separation agreement. Medical, dental and vision insurance costs are calculated using the current post-termination continued benefit rate prescribed by the applicable plan.

(4)

Mr. McCauley and Mr. Baldwin voluntarily resigned their employments effective September 25, 2012 and January 11, 2013, respectively. Neither executive received any payments in connection with his termination of employment, except for earned but unpaid base salary and benefits. As noted above, Mr. McCauley entered into a consulting agreement that became effective upon the termination of his employment, pursuant to which he was paid a consulting fee at an annual rate of $250,000. See “Consulting Fee for Mr. McCauley” in the Compensation Discussion & Analysis above. Ms. Armstrong also separated from service with the Company, effective September 7, 2012, and entered into a separation agreement under which she is paid separation benefits, as described above.

2012 DIRECTOR COMPENSATION

None of our directors were paid for their duties as members of the Board of Directors in fiscal 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

Gymboree Holding, Ltd., a Cayman Islands exempted company, controls us through its ownership of Gymboree Investment Holdings, LLC, a Delaware limited liability company which holds approximately 99% of the outstanding common stock of Parent as of March 31, 2013. Parent in turn indirectly owns 100% of our outstanding equity interests. The following table sets forth information with respect to the ownership of both Gymboree Holding, Ltd. and Parent as of March 31, 2013 for (a) each person known by us to own beneficially more than a 5% equity interest in Gymboree Holding, Ltd. and Parent, (b) each member of our Board of Directors (some of whom are also members of the Board of Directors of Gymboree Holding, Ltd. and the Board of Directors of Parent), (c) each of our named executive officers, and (d) all of our, Gymboree Holding, Ltd. and Parent executive officers and directors as a group. The beneficial ownership percentages reflected in the table below are based on 104,600,007 Class A Common Shares, 11,622,223 Class L Common Shares and 1,220,003 Class C Common Shares of Gymboree Holding, Ltd. (referred to collectively in this report as “Holdings Common Shares”) and 104,850,018 Class A Common Shares, 11,650,002 Class L Common Shares of Parent (referred to collectively in this report as “Parent Common Shares”), in each case outstanding as of March 31, 2013.

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

The rights of holders of the Holding Common Shares are governed by certain organizational documents and agreements, including the Amended and Restated Memorandum and Articles of Association of Gymboree Holding, Ltd., amended by special resolution dated 23 December 2011, a shareholders agreement by and among Gymboree Holding, Ltd., Gymboree Investment Holdings, LLC , the Bain Stockholders (as defined in note (1) below), Giraffe Holding, Inc., and certain co-investors, entered into on December 23, 2011, and a registration and participation rights agreement by and among Gymboree Holding, Ltd., Gymboree Investment Holdings, LLC, the Bain Stockholders (as defined in note (1) below), Giraffe Holding, Inc., and certain co-investors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Except as described in the organizational documents and agreements referred to above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares.

The rights of holders of the Parent Common Shares are governed by certain organizational documents and agreements, including Parent’s Amended and Restated Certificate of Incorporation, the Amendment and Restated Stockholders Agreement entered into December 23, 2011, by and among Parent, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., the Company and certain Stockholders of Parent, as amended from time to time and the Amended and Restated Registration and Participation Rights Agreement, entered into on December 23, 2011, by and among Parent, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., the Company and certain Stockholders of Parent, as amended from time to time. The rights of holders of Parent Common Shares that have been issued as restricted shares under the 2010 EIP are, for so long as such restrictions remain in effect, also governed by the terms of such plan and the applicable award agreement.

Unless otherwise indicated in a footnote, the address for each individual listed below is c/o The Gymboree Corporation, 500 Howard Street, San Francisco, CA 94105.

	Gymboree Holding, Ltd.				Giraffe Holding, Inc.
Name	Class A Common Shares	Class L Common Shares	Class C Common Shares	Percentage Ownership	Class A Common Shares		Class L Common Shares		Percentage Ownership
Gymboree Investment Holdings, LLC	—	—	—	*	104,600,007		11,622,223		99.51%
Bain Stockholders (1)	99,869,238	11,096,582	1,164,823	96.08%	—		—		—
Mark Breitbard	—	—	—	—	200,007	(4)	22,223	(4)	*
Evan Price	—	—	—	—	50,004	(5)	5,556	(5)	*
Kip Garcia	100,008	11,112	1,166	*	—		—		—
Lynda Gustafson	—	—	—	—	55,440	(6)	6,160	(6)	*
Matthew McCauley (7)	—	—	—	—	—		—		—
Marina Armstrong (8)	200,007	22,223	2,333	*	207,000	(6)	23,000	(6)	*
Jordan Hitch (2)	99,869,238	11,096,582	1,164,823	96.08%	—		—		—
Joshua Bekenstein (2)	99,869,238	11,096,582	1,164,823	96.08%	—		—		—
Marko Kivisto	—	—	—	—	—		—		—
Yvonne Hao	—	—	—	—	—		—		—
All executive officers and directors as a group (10 people) (3)	926,424	102,936	10,807	0.89%	512,451		56,939		0.49%

*       Less than one percent

(1)     Represents 99,162,829.28 shares of Class A of Holding Common Shares, 11,018,092.14 shares of Class L of Holding Common Shares and 1,153,495 shares of Class C of Holding Common Shares held by Bain Capital Fund X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Fund X”), 383,045.51 shares of Class A of Holding Common Shares, 42,560.61 shares of Class L of Holding Common Shares and 7,556 shares of Class C of Holding Common Shares held by BCIP Associates IV (US), L.P., a Cayman Islands limited partnership (“BCIP IV”), 190,136.39 shares of Class A of Holding Common Shares, 21,126.27 shares of Class L of Holding Common Shares and 2,218 shares of Class C of Holding Common Shares held by BCIP T Associates IV (US), L.P. a Cayman Islands limited partnership (“BCIP T IV”), 115,692.14 shares of Class A of Holding Common Stock, 12,854.68 shares of Class L of Holding Common Shares and 1,349 shares of Class C of Holding Common Shares held by BCIP Associates IV-B (US), L.P., a Cayman Islands exempted limited partnership (“BCIP IV-B”), and 17,534.68 shares of Class A of Holding Common Shares, 1,948.30 shares of Class L of Holding Common Shares and 205 shares of Class C of Holding Common Shares held by BCIP T Associates IV-B (US), L.P., a Cayman Islands limited partnership (“BCIP T IV-B” and, together with Bain Capital Fund X, BCIP IV, BCIP T IV and BCIP IV-B, the “Bain Stockholders”). Bain Capital Partners X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Partners X”), is the general partner of Bain Capital Fund X, and Bain Capital Investors, LLC, a Delaware limited liability company (“BCI”), is the general partner of each of Bain Capital Partners X, BCIP IV, BCIP T IV, BCIP IV-B and BCIP T IV-B. By virtue of these relationships, Bain Capital Partners X may be deemed to have voting and dispositive power with respect to the 99,162,829.28 shares of Class A Common Shares, 11,018,092.14 shares of Class L Common Shares and 1,153,495 Class C Common Shares held by Bain Capital Fund X and BCI may be deemed to have voting and dispositive power with respect to the 99,869,238 shares of Class A Common Shares, 11,096,582 shares of Class L Common Shares and 1,164,823 Class C Common Shares held by the Bain Stockholders. Each of BCI and Bain Capital Partners X expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than itself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of its pecuniary interest therein. The business address of each of the Bain Stockholders, Bain Capital Partners X and BCI is c/o Bain Capital Partners, LLC, 200 Clarendon Street, Boston, Massachusetts 02166.

(2)     Includes all Common Shares of Gymboree Holding, Ltd. held by each of the Bain Stockholders. Each of Messrs. Hitch and Bekenstein is a Managing Director of BCI and, by virtue of this and the relationships described in note (1) above, may be deemed to share voting and dispositive power with respect to the 99,869,238 shares of Class A of Holding Common Shares, 11,096,582 shares of Class L of Holding Common Shares and 1,164,823 shares of Class C of Holding Common Shares held by the Bain Stockholders. Each of Messrs. Hitch and Bekenstein expressly disclaims beneficial ownership of any securities owned beneficially or of record by any person or persons other than himself for purposes of Section 13(d)(3) and Rule 13d-3 of the Exchange Act and expressly disclaims beneficial ownership of any such securities except to the extent of his pecuniary interest therein. The business address of each of Messrs. Hitch and Bekenstein is c/o Bain Capital Partners, LLC, 200 Clarendon Street, Boston, Massachusetts 02166.

 (3)    This number does not include the 99,869,238 shares of Class A of Holding Common Shares, 11,096,582 shares of Class L of Holding Common Shares and 1,164,823 shares of Class C of Holding Common Shares that may be deemed to be beneficially owned by the Bain Stockholders.

(4)     Reflects the grant of 22,223 restricted units of Parent Common Shares (with each unit comprised of nine shares of Class A of Parent Common Shares and one share of Class L of Parent Common Shares) to Mr. Breitbard on February 15, 2013, which are subject to time-based vesting over three years.

(5)     Reflects the grant of 5,556 restricted units of Parent Common Shares (with each unit comprised of nine shares of Class A of Parent Common Shares and one Share of Class L of Parent Common Shares) to Mr. Price on February 15, 2013, which are subject to time-based vesting over three years.

(6)     Reflects shares underlying vested options to acquire Parent Common Shares.

(7)     Resigned from his position as our Chief Executive Officer effective September 25, 2012 and from his positions as a member of our Board effective January 25, 2013.

(8)     Resigned effective September 7, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital Partners, LLC (“Bain Capital”), pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3 million, which fee will be reduced by $270,000 until such time as Bain Capital notifies the Company in writing, and reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. We paid Bain Capital approximately $3.1 million, $3.3 million and $1.1 million in management fees and reimbursement of out-of-pocket expenses during fiscal 2012, fiscal 2011 and the period from November 23, 2010 to January 29, 2011, respectively. In addition, in the period from November 23, 2010 to January 29, 2011, pursuant to such agreement, we paid Bain Capital aggregate transaction fees of approximately $17 million in connection with services it provided related to the Transaction.

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

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and Gymboree Investment Holdings, LLC amended and restated this stockholders agreement to, among other things; include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership structure discussed in Note 1 to the condensed consolidated financial statements included in this annual report (Gymboree Investment Holdings, LLC is owned directly by Gymboree Holding, Ltd.). The material terms of the agreement were left unchanged.

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

Franchise Agreements

In November 2011, Gymboree Play Programs, Inc., a wholly owned subsidiary of the Company, entered into a five-year Master Service Agreement (the “Master Service Agreement”) with Gymboree Tianjin, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to service all of the unit franchises in the People’s Republic of China (“PRC”) Territory and provide certain services to the Company in connection with such unit franchises. Under the terms of the Master Service Agreement, Gymboree Tianjin will purchase product and equipment from us and collect royalties and franchise fees from unit franchises within the PRC Territory on our behalf. As consideration for Gymboree Tianjin’s obligations under the Master Service Agreement, Tianjin will be entitled to retain a fee from the payment due to us. These intercompany revenues and charges have been eliminated upon consolidation. In November 2012, the Company modified the Master Service Agreement to enable Gymboree Tianjin to enter into agreements directly with the Unit Franchises and issue tax invoices to the Unit Franchises. As a result, the Company will no longer record royalty and franchise fee revenue, and expenses for fees charged by Gymboree Tianjin. Royalties and franchise fees collected by Gymboree Tianjin will be reported by Gymboree Tianjin, in exchange for servicing all of the unit franchises in the PRC. The Company will report fees earned for ongoing consultation services provided to Gymboree Tianjin. The modified Master Service Agreement has been accounted for on a prospective basis. Intercompany revenues and expenses have been eliminated upon consolidation.

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

While we do not control Gymboree Tianjin and Gymboree China, they have been determined to be VIEs, as discussed further in Note 21, and have been consolidated by us.

Receivable from Bain Capital Asia Integral Investors, L.P.

In the fourth quarter of fiscal 2011, we recorded a receivable of $2.4 million due from Bain Capital Asia Integral Investors, L.P. (“Bain Asia”) in consideration for our having provided services, including due diligence in the PRC, relating to Bain Asia’s investment in Gymboree Tianjin. This receivable was paid in the first quarter of fiscal 2012. This transaction was treated as an increase to additional paid-in capital as of January 28, 2012.

Receivable from Gymboree Hong Kong, Ltd.

In the fourth quarter of fiscal 2011, we recorded a receivable of $3.8 million due from Gymboree Hong Kong, Ltd., the unconsolidated direct parent of the VIEs for expenses paid on behalf of Gymboree Hong Kong, Ltd. by us. During fiscal 2012, Gymboree Hong Kong, Ltd. paid us $3.6 million. As of fiscal 2012, the receivable due from Gymboree Hong Kong, Ltd. was $0.2 million.

Other Transactions

During fiscal 2012, we sold inventory to a company controlled by Bain Capital and purchased services from another company controlled by Bain Capital for $5.8 million and $1.5 million, respectively.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The fees billed by Deloitte & Touche LLP for the indicated services performed during fiscal 2012 and fiscal 2011 were as follows:

	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$1,035,843	$952,100
Audit-Related Fees (2)	14,000	4,000
Tax Fees (3)	347,565	325,200
All Other Fees (4)	3,600	2,500

	$1,401,008	$1,283,800

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

(2)

Audit-Related Fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit Fees. In fiscal 2012 and fiscal 2011, these fees were related to consents issued for the Company’s annual franchise disclosure document.

(3)

Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning. In fiscal 2012, these fees included $170,343 for tax consultation and $177,222 for tax compliance. In fiscal 2011, these fees included $278,500 for tax consultation and $46,700 for tax compliance.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 2, 2013 (Successor) and January 28, 2012 (Successor)

Consolidated Statements of Operations for the years ended February 2, 2013 (Successor) and January 28, 2012 (Successor), and the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor)

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 2, 2013 (Successor) and January 28, 2012 (Successor), and the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor)

Consolidated Statements of Cash Flows for the years ended February 2, 2013 (Successor) and January 28, 2012 (Successor), and the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor)

Consolidated Statements of Stockholders’ Equity for the years ended February 2, 2013 (Successor) and January 28, 2012 (Successor), and the periods from November 23, 2010 to January 29, 2011 (Successor), and from January 31, 2010 to November 22, 2010 (Predecessor)

Notes to Consolidated Financial Statements

(A)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (1)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (1)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (2)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (2)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (2)

10.1*	The Gymboree Corporation Executive Bonus Plan. (2)

10.2	Form of Indemnification Agreement. (3)

10.3	Sublease Agreement for 500 Howard Street, San Francisco, CA. (4)

10.4

Refinancing Amendment, Agreement and Joinder with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011 in respect of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of November 23, 2010. (2)

10.5	Amended and Restated Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011. (2)

10.6

Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (5)

10.7	Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Partners, LLC. (6)

10.8

Amended & Restated Stockholders Agreement dated as of December 23, 2011 by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (6)

10.9

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011 by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (6)

10.10*	Letter Agreement, dated as of September 7, 2012 by and among The Gymboree Corporation and Marina Armstrong. (7)

10.11*	Consulting Agreement, dated as of September 25, 2012 by and among The Gymboree Corporation, Gymboree Holding, Ltd., Giraffe Holding, Inc. and Matthew K. McCauley. (8)

10.12*	Letter Agreement, dated as of October 31, 2012 by and among The Gymboree Corporation, Giraffe Holding, Inc. and Kip M. Garcia. (9)

10.13*	Employment Agreement, dated as of December 14, 2012, by and between The Gymboree Corporation, Giraffe Holding Inc. and Mark Breitbard. (10)

10.14*	Offer Letter, dated as of January 8, 2013, by and between The Gymboree Corporation and Evan Price. (11)

10.15*	The Gymboree Corporation Management Severance Plan, as amended and restated effective January 8, 2013. (12)

21.1	Subsidiaries of The Gymboree Corporation.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.

(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.

(3)	Incorporated by reference to Exhibit 10.73 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC on March 30, 2010.

(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(7)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 filed with the SEC on September 10, 2012.
(8)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the SEC on December 7, 2012.
(9)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the SEC on December 7, 2012.
(10)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on January 8, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on January 9, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on January 11, 2013.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

May 2, 2013	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark Breitbard	Chief Executive Officer	May 2, 2013
Mark Breitbard	(Principal Executive Officer)

/s/ Evan Price	Chief Financial Officer	May 2, 2013
Evan Price	(Principal Financial Officer)

/s/ Lynda Gustafson	Vice President, Corporate Controller	May 2, 2013
Lynda Gustafson	(Principal Accounting Officer)

/s/ Joshua Bekenstein	Director	May 2, 2013
Joshua Bekenstein

/s/ Jordan Hitch	Director	May 2, 2013
Jordan Hitch

/s/ Marko Kivisto	Director	May 2, 2013
Marko Kivisto

/s/ Yvonne Hao	Director	May 2, 2013
Yvonne Hao

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (1)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (1)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (2)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (2)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (2)

10.1*	The Gymboree Corporation Executive Bonus Plan. (2)

10.2	Form of Indemnification Agreement. (3)

10.3	Sublease Agreement for 500 Howard Street, San Francisco, CA. (4)

10.4

Refinancing Amendment, Agreement and Joinder with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011 in respect of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of November 23, 2010. (2)

10.5	Amended and Restated Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011. (2)

10.6

Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders (5)

10.7	Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Partners, LLC. (6)

10.8

Amended & Restated Stockholders Agreement dated as of December 23, 2011 by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (6)

10.9

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011 by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (6)

10.10*	Letter Agreement, dated as of September 7, 2012 by and among The Gymboree Corporation and Marina Armstrong. (7)

10.11*	Consulting Agreement, dated as of September 25, 2012 by and among The Gymboree Corporation, Gymboree Holding, Ltd., Giraffe Holding, Inc. and Matthew K. McCauley. (8)

10.12*	Letter Agreement, dated as of October 31, 2012 by and among The Gymboree Corporation, Giraffe Holding, Inc. and Kip M. Garcia. (9)

10.13*	Employment Agreement, dated as of December 14, 2012, by and between The Gymboree Corporation, Giraffe Holding Inc. and Mark Breitbard. (10)

10.14*	Offer Letter, dated as of January 8, 2013, by and between The Gymboree Corporation and Evan Price. (11)

10.15*	The Gymboree Corporation Management Severance Plan, as amended and restated effective January 8, 2013. (12)

21.1	Subsidiaries of The Gymboree Corporation.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C.§1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended February 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Stockholders’ Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.
(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.

(3)	Incorporated by reference to Exhibit 10.73 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC on March 30, 2010.
(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(7)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended July 28, 2012 filed with the SEC on September 10, 2012.
(8)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the SEC on December 7, 2012.
(9)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 27, 2012 filed with the SEC on December 7, 2012.
(10)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on January 8, 2013.
(11)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on January 9, 2013.
(12)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on January 11, 2013.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.