Form 10-Q
period 2013-05-04
GYMBOREE CORP
filed 2013-06-17
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 4, 2013

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

As of June 17, 2013, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	May 4, 2013	February 2, 2013	April 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$43,146	$33,328	$88,268
Accounts receivable, net of allowance of $363, $216 and $58	22,124	27,542	25,264
Merchandise inventories	180,796	197,935	185,691
Prepaid income taxes	3,076	2,903	3,220
Prepaid expenses	16,809	17,341	3,573
Deferred income taxes	30,647	31,383	30,800

Total current assets	296,598	310,432	336,816

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	182,110	174,616	153,374
Furniture, fixtures and equipment	102,746	99,120	86,052

	307,284	296,164	261,854
Less accumulated depreciation and amortization	(101,299)	(90,839)	(59,435)

Net property and equipment	205,985	205,325	202,419
Goodwill	898,983	898,966	899,097
Other intangible assets	578,456	580,641	594,574
Deferred financing costs	38,419	40,040	46,220
Other assets	7,443	7,809	5,504

Total assets	$2,025,884	$2,043,213	$2,084,630

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,753	$90,133	$48,954
Accrued liabilities	107,095	90,443	91,772
Current portion of long-term debt	—	—	15,648

Total current liabilities	164,848	180,576	156,374

Long-term liabilities:
Long-term debt	1,138,524	1,138,455	1,192,241
Lease incentives and other deferred liabilities	43,432	40,104	31,082
Unrecognized tax benefits	8,135	7,848	8,172
Deferred income taxes	231,540	234,593	242,244

Total liabilities	1,586,479	1,601,576	1,630,113

Commitments and contingencies (see Notes 6,7 and 14)
Stockholders’ equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	520,983	519,687	520,105
Accumulated deficit	(78,767)	(76,231)	(63,394)
Accumulated other comprehensive loss	(6,083)	(5,914)	(5,430)

Total stockholders’ equity	436,133	437,542	451,281
Noncontrolling interest	3,272	4,095	3,236

Total equity	439,405	441,637	454,517

Total liabilities and stockholders’ equity	$2,025,884	$2,043,213	$2,084,630

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net sales:
Retail	$280,877	$288,116
Gymboree Play & Music	6,328	5,792
Retail Franchise	5,578	3,843

Total net sales	292,783	297,751
Cost of goods sold, including buying and occupancy expenses	(171,810)	(175,927)

Gross profit	120,973	121,824
Selling, general and administrative expenses	(104,129)	(91,739)

Operating income	16,844	30,085
Interest income	41	59
Interest expense	(20,402)	(21,658)
Loss on extinguishment of debt	—	(1,237)
Other income (expense), net	9	(66)

(Loss) income before income taxes	(3,508)	7,183
Income tax benefit (expense)	660	(3,013)

Net (loss) income	(2,848)	4,170
Net loss attributable to noncontrolling interest	312	826

Net (loss) income attributable to
The Gymboree Corporation	$(2,536)	$4,996

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Net (loss) income	$(2,848)	$4,170

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(21)	(29)
Unrealized net (loss) gain on cash flow hedges, net of tax of $65 and $31	(109)	435

Total other comprehensive (loss) income, net of tax	(130)	406

Comprehensive (loss) income	(2,978)	4,576
Comprehensive loss attributable to noncontrolling interest	273	814

Comprehensive (loss) income attributable to The Gymboree Corporation	$(2,705)	$5,390

See notes to condensed consolidated financial statements

THE GYMMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 4, 2013	April 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,848)	$4,170
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Loss on extinguishment of debt	—	1,237
Depreciation and amortization	12,822	14,248
Amortization of deferred financing costs and accretion of original issue discount	1,690	1,802
Interest rate cap contracts—adjustment to market	183	53
(Benefit) Provision for deferred income taxes	(2,210)	2,098
Share-based compensation expense	1,497	1,407
Other	314	848
Change in assets and liabilities:
Accounts receivable	5,443	(380)
Merchandise inventories	17,244	24,046
Prepaid income taxes	(179)	525
Prepaid expenses and other assets	409	1,902
Accounts payable	(32,377)	(30,078)
Accrued liabilities	13,395	(5,378)
Lease incentives and other deferred liabilities	4,335	3,476

Net cash provided by operating activities	19,718	19,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(10,658)	(8,625)
Other	(93)	(176)

Net cash used in investing activities	(10,751)	(8,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Term Loan	—	(2,050)
Deferred financing costs	—	(1,274)
Investment by affiliate of Parent	—	2,400
Dividend payment to Parent	(201)	—
Capital contribution to noncontrolling interest	1,007	—

Net cash provided by (used in) financing activities	806	(924)

Effect of exchange rate fluctuations on cash and cash equivalents	45	107

Net increase in cash and cash equivalents	9,818	10,358
CASH AND CASH EQUIVALENTS:
Beginning of period	33,328	77,910

End of period	$43,146	$88,268

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$747	$889
Cash paid for interest	$10,078	$11,045

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and our 100%-owned subsidiaries, as well as Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the “VIEs”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission on May 2, 2013.

The accompanying interim condensed consolidated financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks ended May 4, 2013 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2014 (“fiscal 2013”) or any future period.

2. Recently Issued Accounting Standards

In December 2011, the FASB issued guidance to amend the disclosure requirements regarding the offsetting of assets and liabilities related to financial and derivative instruments. This new guidance requires an entity to disclose quantitative information in a tabular format to allow users of their financial statements to evaluate the effect or potential effect on the entity’s financial position of netting arrangements. We adopted this guidance effective February 3, 2013. The adoption of this guidance did not have a material impact on our condensed consolidated financial statements.

In July 2012, the FASB issued guidance to amend the testing of indefinite-lived intangible assets for impairment. This new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the indefinite-lived intangible asset is impaired, as a basis for determining whether a quantitative impairment test should be performed. This new guidance will be effective for us beginning fiscal year ending February 1, 2014 and is not expected to have a material impact on our condensed consolidated financial statements.

In February 2013, the FASB issued guidance to finalize the reporting of amounts reclassified out of accumulated other comprehensive income. This new standard requires the registrant to disclose either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years beginning after December 15, 2012. We adopted this guidance in the first quarter of fiscal 2013 as presented in Note 12. This change had no impact on our financial position or results of operations.

3. Goodwill and Intangible Assets and Liabilities

Goodwill

During the quarter ended May 4, 2013, we did not identify any impairment indicators of goodwill or other indefinite-lived intangible and long-lived assets that would require impairment loss recognition.

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

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	May 4, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,859		$567,859

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(36,400)	—
Below market leases	7,055	(3,328)	3,727
Co-branded credit card agreement	4,000	(1,496)	2,504
Franchise agreements	6,600	(2,234)	4,366

	54,055	(43,458)	10,597

Total other intangible assets	$621,914	$(43,458)	$578,456

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,626)	$8,055	$(8,571)

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494		$567,494

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(34,525)	1,875
Below market leases	7,055	(3,037)	4,018
Co-branded credit card agreement	4,000	(1,342)	2,658
Franchise agreements	6,600	(2,004)	4,596

	54,055	(40,908)	13,147

Total other intangible assets	$621,549	$(40,908)	$580,641

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$7,382	$(9,249)

	April 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,348		$567,348

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(22,656)	13,744
Below market leases	7,055	(1,977)	5,078
Co-branded credit card agreement	4,000	(881)	3,119
Franchise agreements	6,600	(1,315)	5,285

	54,055	(26,829)	27,226

Total other intangible assets	$621,403	$(26,829)	$594,574

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$5,002	$(11,629)

During the 13 week period ended May 4, 2013 and April 28, 2012, we recorded net amortization income of approximately $0.4 million and $0.5 million, respectively, in cost of goods sold (“COGS”). During the 13 week period ended May 4, 2013 and April 28, 2012, we recorded amortization expense of approximately $2.3 million and $4.3 million, respectively, in selling, general and administrative expenses (“SG&A”). We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2013 and each of the next five fiscal years (in thousands):

	Below Market	Above Market	Other
Fiscal	Leases	Leases	Intangibles	Total
2013 (remaining 39 weeks)	$864	$(1,924)	$1,150	$90
2014	1,059	(2,023)	1,534	570
2015	835	(1,579)	1,534	790
2016	483	(1,431)	1,393	445
2017	342	(1,016)	332	(342)
2018 and remaining	144	(598)	927	473

4. Fair Value Measurements

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

Level 2 – Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of May 4, 2013, February 2, 2013 and April 28, 2012 aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers into or out of Level 1 and Level 2 during the 13 weeks ended May 4, 2013 and April 28, 2012, or for the year ended February 2, 2013.

	May 4, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$25,025	$—	$—	$25,025
Interest rate caps	—	508	—	508

Total	$25,025	$508	$—	$25,533

Liabilities
Forward foreign exchange contracts	$—	$22	$—	$22

	February 2, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$17,297	$—	$—	$17,297
Interest rate caps	—	964	—	964

Total	$17,297	$964	$—	$18,261

Liabilities
Forward foreign exchange contracts	$—	$18	$—	$18

	April 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$68,599	$—	$—	$68,599
Interest rate caps	—	2,045	—	2,045

Total	$68,599	$2,045	$—	$70,644

Liabilities
Forward foreign exchange contracts	$—	$330	$—	$330

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

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of May 4, 2013, February 2, 2013, and April 28, 2012, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. We had no other financial assets or liabilities measured at fair value as of May 4, 2013, February 2, 2013 and April 28, 2012.

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

	May 4, 2013		February 2, 2013		April 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$767,524	$752,174	$767,455	$749,874	$807,889	$775,703
Notes	371,000	365,435	371,000	348,740	400,000	376,000

	$1,138,524	$1,117,609	$1,138,455	$1,098,614	$1,207,889	$1,151,703

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

We measure certain non-financial assets and liabilities, including long-lived assets, at fair value on a non-recurring basis. During the 13 weeks ended May 4, 2013, and April 28, 2012, we recorded no impairment charges related to assets for under-performing stores. If an impairment indicator were to be identified, the fair market value of these non-financial assets would be determined using the income approach and Level 3 inputs, which would require management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates.

5. Derivative Financial Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of these forward exchange contracts is generally less than one year. These contracts are treated as cash-flow hedges. Amounts reported in accumulated other comprehensive income (loss) related to these forward foreign exchange contracts will be reclassified to cost of goods sold over approximately three-month period. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and foreign entities in Canada and Australia. The purpose of these contracts is to protect us from fluctuations in the exchange rates upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

We use interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. In December 2010, we paid approximately $12.1 million to enter into these interest rate caps. This premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 13 week period ended May 4, 2013 and April 28, 2012, we reclassified approximately $0.2 million and $0.1 million respectively, from accumulated other comprehensive loss to interest expense. We estimate that approximately $1.4 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income (loss) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. Gains or losses on the derivative representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

We had the following outstanding derivatives designated as cash-flow hedges (US dollars in thousands):

	May 4, 2013		February 2, 2013		April 28, 2012
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	3	3,459	6	6,377	9	11,632

Total	7	$703,459	10	$706,377	13	$711,632

In addition to the cash flow hedges above, as of February 2, 2013 and April 28, 2012 the Company had one forward foreign exchange contract with a notional amount of $1.0 million and $2.4 million respectively, which was not designated as a hedge. As of May 4, 2013, all forward foreign exchange contracts were designated as a hedge.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands).

	May 4, 2013		February 2, 2013		April 28, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other Assets
Purchased Interest Rate Caps	$508		$964		$2,045
Accrued Liabilities
Forward foreign exchange contracts		$22		$18		$330

Total	$508	$22	$964	$18	$2,045	$330

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the 13 weeks ended May 4, 2013 and April 28, 2012 (in thousands). No amounts were reclassified from accumulated other comprehensive loss into income as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness for either period.

	13 Weeks Ended May 4, 2013
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) / Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(456)	Interest expense	$183
Forward foreign exchange contracts	93	Cost of goods sold	6

Total	$(363)		$189

	13 Weeks Ended April 28, 2012
	Amount of Gain / (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of (Gain) / Loss Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$684	Interest expense	$53
Forward foreign exchange contracts	(249)	Cost of goods sold	(84)

Total	$435		$(31)

In the table above, the amounts of gain (loss) recognized in OCI for the effective portion of our interest rate caps and forward foreign exchange contracts for the quarter ended April 28, 2012 have been corrected from the previously disclosed amounts of ($9,931) and ($160), respectively, as those amounts represented the accumulated other comprehensive income balance rather than the amount recognized during the period. In addition, the amounts of (gain) loss reclassified from accumulated OCI into income for the effective portion of our interest rate caps and forward foreign exchange contracts for the quarter ended April 28, 2012 have been corrected from the previously disclosed amounts of ($53) and $83, respectively. These corrections had no impact on the accompanying condensed consolidated statements of operations and comprehensive income (loss) for the quarter ended April 28, 2012.

6. Line of Credit

We have a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). As a result of this amendment, we recorded a loss on extinguishment of debt of $1.2 million during the first quarter of fiscal 2012 for the write-off of deferred financing costs related to the ABL. The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of May 4, 2013, there was $40.5 million of commercial and standby letters of credit outstanding and no borrowing outstanding. As of May 4, 2013, availability under the ABL was approximately $143.1 million. There were no borrowings during the first quarter of fiscal 2013 and 2012.

The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 7), subject to the satisfaction of certain conditions. Principal amounts outstanding under the ABL are due and payable in full in March 2017. Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50% and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00% or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL, and was 0.5% per annum prior to March 2012.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of May 4, 2013, we were in compliance with these covenants. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. We and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

7. Long-Term Debt

Long-term debt consists of (in thousands):

	May 4, 2013	February 2, 2013	April 28, 2012
Senior secured term loan facility, net of discount of $1,578, $1,647 and $1,861	$767,524	$767,455	$807,889
9.125% senior notes	371,000	371,000	400,000

Subtotal	1,138,524	1,138,455	1,207,889
Less current portion	—	—	(15,648)

Long-term debt—less current portion	$1,138,524	$1,138,455	$1,192,241

We have an agreement with several lenders for an $820 million senior secured Term Loan. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 6. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of May 4, 2013, the interest rate under our Term Loan was 5.0%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow.

We calculated our excess cash flow using fiscal 2012 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during the first quarter of fiscal 2013. During fiscal 2012, we made one quarterly amortization payment of $2.1 million, prepaid $15.6 million of our Term Loan with our excess cash flow, and made a voluntary prepayment of $25.0 million. The excess cash flow payment made during fiscal 2012 was calculated based on fiscal 2011 operating results. We applied the voluntary prepayment and the excess cash flow prepayment toward our remaining quarterly amortization payments payable under the Term Loan in fiscal 2012 and applied the remainder of such prepayments toward our quarterly amortization payments payable under the Term Loan in fiscal 2013 through fiscal 2017. Future minimum principal payments on long-term debt excluding original issuance discount of $1.6 million as of May 4, 2013 are, as follows (in thousands):

Fiscal years
2013	$—
2014	—
2015	—
2016	—
2017	6,502
Thereafter	1,133,600

Total	$1,140,102

The Term Loan is presented net of the related original issue discount (“OID”). Accretion of OID is included in interest expense and was not material for the 13 weeks ended May 4, 2013 or April 28, 2012. In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. During the first quarter of fiscal 2011, we recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $14.1 million in deferred financing costs and $1.8 million of OID related to the original Term Loan. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. The Company and our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% senior notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, we will not be entitled to redeem the Notes at our option prior to December 1, 2014. The Notes are unsecured senior obligations of the Company.

The Company and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 17). During the fourth quarter of fiscal 2012, we repurchased Notes with an aggregate principal amount of $29 million for $26.6 million in cash in privately negotiated transactions. We recorded a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

Interest expense was $20.4 million for the 13 weeks ended May 4, 2013, including $1.7 million of amortization of deferred financing costs and accretion of OID. For the 13 weeks ended April 28, 2012, interest expense was $21.7 million, including $1.8 million of amortization of deferred financing costs and accretion of OID.

8. Lease Incentives and Other Deferred Liabilities

Lease incentives and other deferred liabilities consist of the following (in thousands):

	May 4, 2013	February 2, 2013	April 28, 2012
Above market leases	$8,571	$9,249	$11,629
Deferred rent	12,434	11,269	7,539
Lease allowances	20,887	18,059	10,346
Other	1,540	1,527	1,568

Total	$43,432	$40,104	$31,082

9. Share-Based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses. Share-based compensation expense for the 13 weeks ended May 4, 2013 and April 28, 2012 were $1.5 million and $1.4 million, respectively.

10. Dividend Payment to Parent

In the first quarter of fiscal 2013, we distributed $0.2 million in the form of a dividend to Parent, which was used by Parent to repurchase shares of its stock.

11. Income Taxes

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $9.8 million as of May 4, 2013 will decrease by as much as $3.3 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

12. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income (loss) (“OCI”), net of tax (in thousands):

	May 4, 2013	February 2, 2013	April 28, 2012
Foreign currency translation	$748	$808	$714
Accumulated changes in fair value of derivative financial instruments, net of tax $4,047, $3,982 and $3,946	(6,831)	(6,722)	(6,144)

Total accumulated other comprehensive loss	$(6,083)	$(5,914)	$(5,430)

Changes in accumulated OCI balance by component are shown below (in thousands):

	13 Weeks Ended May 4, 2013
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive loss recognized before reclassifications	(363)	(21)	(384)
Amounts reclassified from accumulated other comprehensive loss to earnings	189	—	189
Tax benefit	65	—	65

Net current-period other comprehensive loss	(109)	(21)	(130)

Other comprehensive income attributable to noncontrolling interest	—	(39)	(39)

Ending balance	$(6,831)	$748	$(6,083)

	13 Weeks Ended April 28, 2012
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,579)	$754	$(5,825)

Other comprehensive income (loss) recognized before reclassifications	435	(29)	406
Amounts reclassified from accumulated other comprehensive loss to earnings	(31)	—	(31)
Tax benefit	31	—	31

Net current-period other comprehensive loss	435	(29)	406

Other comprehensive income attributable to noncontrolling interest	—	(11)	(11)

Ending balance	$(6,144)	$714	$(5,430)

13. Related Party Transactions

During the first quarter of fiscal 2013, we sold inventory to a company controlled by Bain Capital and purchased services from another company controlled by Bain Capital for $0.8 million and $0.6 million, respectively.

14. Commitments and Contingencies

During the first quarter of fiscal 2013 we entered into an agreement to purchase equipment and services from a third party vendor for approximately $8.8 million per year commencing in the third quarter of fiscal 2013 and ending in the second quarter of fiscal 2019.

There have been no other significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 2, 2013, other than those which occur in the normal course of business.

Contingencies

From time to time, we are subject to various legal actions arising in the ordinary course of our business. Many of these legal actions raise complex factual and legal issues, which are subject to uncertainties. We cannot predict with reasonable assurance the outcome of these legal actions brought against us. Accordingly, any settlements or resolutions in these legal actions may occur and affect our net income in the quarter of such settlement or resolution. However, we do not believe that the outcome of any legal actions would have a material effect on our Condensed Consolidated Financial Statements taken as a whole.

15. Segment Information

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

The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended May 4, 2013
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$279,804	$3,991	$5,685	$4,634	$(1,331)	$292,783
Operating income (loss)	12,813	2,010	2,244	(242)	19	16,844
Total assets	1,921,518	64,511	29,429	15,781	(5,355)	2,025,884

	13 Weeks Ended April 28, 2012
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$288,029	$6,050	$3,852	$2,143	$(2,323)	$297,751
Operating income (loss)	27,619	1,920	1,449	(754)	(149)	30,085
Total assets	1,982,794	63,324	28,585	12,393	(2,466)	2,084,630

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music and International Retail Franchise segments recorded intersegment revenues of $1.2 million and $0.1 million, respectively, for the 13 weeks ended May 4, 2013. The Gymboree Play & Music and VIE segments recorded intersegment revenues of $0.5 million and $1.8 million, respectively, for the 13 weeks ended April 28, 2012. There were no other material intersegment revenues.

We attribute retail store revenues to individual countries based on selling location. Effective in the third quarter of fiscal 2012, geographical segments, previously disclosed by country, were included in either the United States or international geographical segment to conform to the current period presentation. For Gymboree International Retail Franchise, all sales were attributed to the United States geographic segment.

Prior to November 2012, Gymboree Play & Music sales were all attributable to the U.S. geographic segment. Effective November 2012, as a result of a modification to the Master Service Agreement with Gymboree Tianjin, China Play & Music franchisee sales are attributable to the international geographic segment and all other Gymboree Play & Music sales are attributable to the U.S. geographic segment.

Long-lived assets include net property and equipment, goodwill, other intangibles, deferred financing costs and other assets. The following tables provide the summary financial data of each of our two geographical segments, United States and international (in thousands):

	13 Weeks Ended
	May 4, 2013		April 28, 2012
	United States	International	United States	International
Net sales	$277,229	$15,554	$286,930	$10,821
Long-lived assets	1,673,973	55,313	1,695,617	52,197

16. Variable Interest Entities

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

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of May 4, 2013 and February 2, 2013 and the condensed consolidated statements of operations for the 13 weeks ended May 4, 2013 and April 28, 2012 (in thousands):

Condensed Consolidating Balance Sheets

	May 4, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$35,319	$7,827	$—	$43,146
Other current assets	253,503	5,304	(5,355)	253,452

Total current assets	288,822	13,131	(5,355)	296,598
Non-current assets	1,726,636	2,650	—	1,729,286

Total assets	$2,015,458	$15,781	$(5,355)	$2,025,884

Current liabilities	$157,669	$12,321	$(5,142)	$164,848
Non-current liabilities	1,421,443	188	—	1,421,631

Total liabilities	1,579,112	12,509	(5,142)	1,586,479

Total stockholders’ equity	436,346	—	(213)	436,133
Noncontrolling interest	—	3,272	—	3,272

Total liabilities and stockholders’ equity	$2,015,458	$15,781	$(5,355)	$2,025,884

	February 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$27,223	$6,105	$—	$33,328
Other current assets	276,121	5,448	(4,465)	277,104

Total current assets	303,344	11,553	(4,465)	310,432
Non-current assets	1,730,865	1,916	—	1,732,781

Total assets	$2,034,209	$13,469	$(4,465)	$2,043,213

Current liabilities	$175,555	$9,244	$(4,223)	$180,576
Non-current liabilities	1,420,870	130	—	1,421,000

Total liabilities	1,596,425	9,374	(4,223)	1,601,576

Total stockholders’ equity	437,784	—	(242)	437,542
Noncontrolling interest	—	4,095	—	4,095

Total liabilities and stockholders’ equity	$2,034,209	$13,469	$(4,465)	$2,043,213

	April 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$81,785	$6,483	$—	$88,268
Other current assets	245,961	5,053	(2,466)	248,548

Total current assets	327,746	11,536	(2,466)	336,816
Non-current assets	1,746,957	857	—	1,747,814

Total assets	$2,074,703	$12,393	$(2,466)	$2,084,630

Current liabilities	$149,593	$9,098	$(2,317)	$156,374
Non-current liabilities	1,473,680	59	—	1,473,739

Total liabilities	1,623,273	9,157	(2,317)	1,630,113

Total stockholders’ equity	451,430	—	(149)	451,281
Noncontrolling interest	—	3,236	—	3,236

Total liabilities and stockholders’ equity	$2,074,703	$12,393	$(2,466)	$2,084,630

Condensed Consolidating Statements of Operations

	For the 13 Weeks Ended May 4, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$289,480	$4,634	$(1,331)	$292,783
Cost of goods sold	(170,782)	(1,230)	202	(171,810)
Operating expenses	(101,631)	(3,646)	1,148	(104,129)

Operating income (loss)	17,067	(242)	19	16,844
Other non-operating (expense) income	(20,483)	131	—	(20,352)

Loss before income taxes	(3,416)	(111)	19	(3,508)
Income tax benefit (expense)	861	(201)	—	660

Net loss	(2,555)	(312)	19	(2,848)
Net loss attributable to noncontrolling interest	—	312	—	312

Net loss attributable to The Gymboree Corporation	$(2,555)	$—	$19	$(2,536)

	For the 13 weeks Ended April 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$297,931	$2,143	$(2,323)	$297,751
Cost of goods sold	(176,049)	(242)	364	(175,927)
Operating expenses	(90,894)	(2,655)	1,810	(91,739)

Operating income (loss)	30,988	(754)	(149)	30,085
Other non-operating expense	(22,889)	(13)	—	(22,902)

Income (loss) before income taxes	8,099	(767)	(149)	7,183
Income tax expense	(2,954)	(59)	—	(3,013)

Net income (loss)	5,145	(826)	(149)	4,170
Net loss attributable to noncontrolling interest	—	826	—	826

Net income attributable to The Gymboree Corporation	$5,145	$—	$(149)	$4,996

17. Condensed Guarantor Data

The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in those of the non-guarantor subsidiaries.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of May 4, 2013
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$25,791	$4,080	$13,275	$—	$43,146
Accounts receivable, net of allowance	1,563	18,234	2,327	—	22,124
Merchandise inventories	—	175,123	5,659	14	180,796
Prepaid income taxes	2,126	383	567	—	3,076
Prepaid expenses	3,106	12,434	1,269	—	16,809
Deferred income taxes	13,765	16,667	230	(15)	30,647
Intercompany receivable	—	491,946	—	(491,946)	—

Total current assets	46,351	718,867	23,327	(491,947)	296,598
Property and Equipment, net	14,654	181,229	10,102	—	205,985
Deferred Income Taxes	15,976	—	1,474	(16,596)	854
Goodwill	—	859,165	39,818	—	898,983
Other Intangible Assets	—	577,943	513	—	578,456
Deferred Financing Costs	38,419	—	—	—	38,419
Other Assets	508	2,054	4,027	—	6,589
Investment in Subsidiaries	1,986,823	—	—	(1,986,823)	—

Total Assets	$2,102,731	$2,339,258	$79,261	$(2,495,366)	$2,025,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$6,018	$51,282	$453	$—	$57,753
Accrued liabilities	39,685	58,358	9,052	—	107,095
Deferred income taxes	—	—	15	(15)	—
Intercompany payable	478,061	—	13,871	(491,932)	—

Total current liabilities	523,764	109,640	23,391	(491,947)	164,848
Long-Term Liabilities:
Long-term debt	1,138,524	—	—	—	1,138,524
Lease incentives and other liabilities	4,310	41,701	5,556	—	51,567
Deferred income taxes	—	248,136	—	(16,596)	231,540

Total Liabilities	1,666,598	399,477	28,947	(508,543)	1,586,479
Total stockholders’ equity	436,133	1,939,781	47,042	(1,986,823)	436,133
Noncontrolling interest	—	—	3,272	—	3,272

Total liabilities and stockholders’ equity	$2,102,731	$2,339,258	$79,261	$ (2,495,366)	$2,025,884

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of February 2, 2013
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$18,431	$3,128	$11,769	$—	$33,328
Accounts receivable, net of allowance	1,280	23,679	2,583	—	27,542
Merchandise inventories	—	193,003	4,907	25	197,935
Prepaid income taxes	1,821	682	400	—	2,903
Prepaid expenses	3,142	12,909	1,290	—	17,341
Deferred income taxes	15,488	16,528	—	(633)	31,383
Intercompany receivable	—	468,919	—	(468,919)	—

Total current assets	40,162	718,848	20,949	(469,527)	310,432
Property and Equipment, net	15,679	180,021	9,625	—	205,325
Deferred Income Taxes	14,444	—	2,284	(16,728)	—
Goodwill	—	859,166	39,800	—	898,966
Other Intangible Assets	—	580,492	149	—	580,641
Deferred Financing Costs	40,040	—	—	—	40,040
Other Assets	965	2,061	4,783	—	7,809
Investment in subsidiaries	1,976,277	—	—	(1,976,277)	—

Total Assets	$2,087,567	$2,340,588	$77,590	$(2,462,532)	$2,043,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,269	$74,589	$1,275	$—	$90,133
Accrued liabilities	35,991	48,446	6,006	—	90,443
Deferred income taxes	—	—	633	(633)	—
Intercompany payable	456,934	—	11,960	(468,894)	—

Total current liabilities	507,194	123,035	19,874	(469,527)	180,576
Long-Term Liabilities:
Long-term debt	1,138,455	—	—	—	1,138,455
Lease incentives and other liabilities	4,376	38,693	4,883	—	47,952
Deferred income taxes	—	250,427	894	(16,728)	234,593

Total Liabilities	1,650,025	412,155	25,651	(486,255)	1,601,576
Total stockholders’ equity	437,542	1,928,433	47,844	(1,976,277)	437,542
Noncontrolling interest	—	—	4,095	—	4,095

Total liabilities and stockholders’ equity	$2,087,567	$2,340,588	$77,590	$(2,462,532)	$2,043,213

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED MAY 4, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$451	$273,781	$12,964	$(6,319)	$280,877
Gymboree Play & Music	—	2,767	3,561	—	6,328
Retail Franchise	—	5,578	—	—	5,578
Intercompany revenue	18,080	1,654	—	(19,734)	—

Total net sales	18,531	283,780	16,525	(26,053)	292,783
Cost of goods sold, including buying and occupancy expenses	(1,520)	(166,737)	(8,917)	5,364	(171,810)

Gross profit	17,011	117,043	7,608	(20,689)	120,973
Selling, general and administrative expenses	(18,976)	(97,650)	(8,163)	20,660	(104,129)

Operating (loss) income	(1,965)	19,393	(555)	(29)	16,844
Interest income	6	11	24	—	41
Interest expense	(20,402)	—	—	—	(20,402)
Other income (expense), net	(104)	(1)	114	—	9

(Loss) income before income taxes	(22,465)	19,403	(417)	(29)	(3,508)
Income tax benefit (expense)	9,397	(8,055)	(682)	—	660
Equity in earnings of affiliates, net of tax	10,532	—	—	(10,532)	—

Net (loss) income	(2,536)	11,348	(1,099)	(10,561)	(2,848)
Net loss attributable to noncontrolling interest	—	—	312	—	312

Net (loss) income attributable to The Gymboree Corporation	$(2,536)	$11,348	$(787)	$(10,561)	$(2,536)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED APRIL 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$393	$282,257	$11,704	$(6,238)	$288,116
Gymboree Play & Music	—	5,537	255	—	5,792
Retail Franchise	—	3,843	—	—	3,843
Intercompany revenue	11,795	770	1,801	(14,366)	—

Total net sales	12,188	292,407	13,760	(20,604)	297,751
Cost of goods sold, including buying and occupancy expenses	(1,333)	(172,575)	(7,960)	5,941	(175,927)

Gross profit	10,855	119,832	5,800	(14,663)	121,824
Selling, general and administrative expenses	(12,518)	(87,566)	(6,113)	14,458	(91,739)

Operating (loss) income	(1,663)	32,266	(313)	(205)	30,085
Interest income	31	—	28	—	59
Interest expense	(21,658)	—	—	—	(21,658)
Loss on extinguishment of debt	(1,237)	—	—	—	(1,237)
Other expense, net	(19)	—	(47)	—	(66)

(Loss) income before income taxes	(24,546)	32,266	(332)	(205)	7,183
Income tax benefit (expense)	10,189	(12,540)	(662)	—	(3,013)
Equity in earnings of affiliates, net of tax	19,353	—	—	(19,353)	—

Net income (loss)	4,996	19,726	(994)	(19,558)	4,170
Net loss attributable to noncontrolling interest	—	—	826	—	826

Net income (loss) attributable to The Gymboree Corporation	$4,996	$19,726	$(168)	$(19,558)	$4,996

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED MAY 4, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(2,536)	$11,348	$(1,099)	$(10,561)	$(2,848)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(60)	—	(39)	78	(21)
Unrealized net (loss) gain on cash flow hedges, net of tax of $65	(109)	—	62	(62)	(109)

Total other comprehensive (loss) income, net of tax	(169)	—	23	16	(130)

Comprehensive (loss) income	(2,705)	11,348	(1,076)	(10,545)	(2,978)
Comprehensive loss attributable to noncontrolling interest	—	—	273	—	273

Comprehensive (loss) income attributable to The Gymboree Corporation	$(2,705)	$11,348	$(803)	$(10,545)	$(2,705)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED APRIL 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$4,996	$19,726	$(994)	$(19,558)	$4,170

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(41)	—	46	(34)	(29)
Unrealized net gain (loss) on cash flow hedges, net of tax of $31	435	—	(180)	180	435

Total other comprehensive income (loss), net of tax	394	—	(134)	146	406

Comprehensive income (loss)	5,390	19,726	(1,128)	(19,412)	4,576
Comprehensive loss attributable to noncontrolling interest	—	—	814	—	814

Comprehensive income (loss) attributable to The Gymboree Corporation	$5,390	$19,726	$(314)	$(19,412)	$5,390

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED MAY 4, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(13,086)	$33,409	$(605)	$—	$19,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(480)	(9,430)	(748)	—	(10,658)
Other	—	11	(104)	—	(93)

Net cash used in investing activities	(480)	(9,419)	(852)	—	(10,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	21,127	(23,038)	1,911	—	—
Dividend payment to parent	(201)	—	—	—	(201)
Capital contribution to noncontrolling interest	—	—	1,007	—	1,007

Net cash provided by (used in) financing activities	20,926	(23,038)	2,918	—	806

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	45	—	45

Net increase in cash and cash equivalents	7,360	952	1,506	—	9,818
CASH AND CASH EQUIVALENTS:
Beginning of Period	18,431	3,128	11,769	—	33,328

End of Period	$25,791	$4,080	$13,275	$—	$43,146

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED APRIL 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(426)	$21,242	$(840)	$—	$19,976

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(460)	(7,730)	(435)	—	(8,625)
Investment in subsidiaries	(180)	—	—	180	—
Other	—	(59)	(117)	—	(176)

Net cash used in investing activities	(640)	(7,789)	(552)	180	(8,801)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	12,418	(13,017)	599	—	—
Payments on Term Loan	(2,050)	—	—	—	(2,050)
Deferred financing costs	(1,274)	—	—	—	(1,274)
Investment by Parent	—	—	180	(180)	—
Investment by affiliate of Parent	2,400	—	—	—	2,400

Net cash provided by (used in) financing activities	11,494	(13,017)	779	(180)	(924)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	107	—	107

Net increase (decrease) in cash and cash equivalents	10,428	436	(506)	—	10,358

CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	—	77,910

End of Period	$69,338	$6,823	$12,107	$—	$88,268

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 4, 2013 and April 28, 2012, and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the thirteen week periods ended May 4, 2013 and April 28, 2012. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of February 2, 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated May 2, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 17, 2013

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

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed with the Securities and Exchange Commission on May 2, 2013 (the “Fiscal 2012 Annual Report”). We encourage you to read these risk factors disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of May 4, 2013, we operated a total of 1,280 retail stores, as follows: 634 Gymboree® stores (including 584 in the United States, 43 in Canada, 1 in Puerto Rico and 6 in Australia), 160 Gymboree Outlet stores, 134 Janie and Jack® shops, and 352 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 718 franchised and Company-operated Gymboree Play & Music® centers in the United States and 42 other countries. In addition, as of May 4, 2013, third-party overseas partners operated 60 Gymboree retail stores in the Middle East, South Korea, and China, including 16 Gymboree retail stores operated by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”). Gymboree China and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) are collectively referred to as the “VIEs”. Gymboree Tianjin provides various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China.

During the first quarter of fiscal 2013, we opened 23 new stores, of which 20 were Crazy 8 stores. During the remainder of fiscal 2013, we plan to open approximately 77 stores consisting mostly of Crazy 8 stores.

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

Results of Operations

13 weeks ended May 4, 2013, compared to 13 weeks ended April 28, 2012

Net Sales

Net retail sales for the first quarter of fiscal 2013 decreased to $280.9 million from $288.1 million in the same period last year, a decrease of $7.2 million or 2.5%. Comparable store sales (including online sales) decreased by 5% in fiscal 2013. Comparable store sales (excluding online sales) decreased by 7% in fiscal 2013. Total net stores increased from 1,166 as of the first quarter of fiscal 2012 to 1,280 as of the first quarter of fiscal 2013. Total square footage increased from approximately 2.4 million square feet to approximately 2.6 million square feet from the first quarter of fiscal 2012 to the first quarter of fiscal 2013.

Gymboree Play & Music net sales for the first quarter of fiscal 2013 increased to $6.3 million from $5.8 million in the same period last year, an increase of $0.5 million or 9.3%. This increase was primarily due to increased product sales.

Retail franchise net sales for the first quarter of fiscal 2013 increased to $5.6 million from $3.8 million in the same period last year, an increase of $1.7 million or 45.1%. As of May 4, 2013, our third-party overseas partners operated 60 Gymboree stores in other countries, compared to 28 stores as of the end of the same period last year.

Gross Profit

Gross profit for the first quarter of fiscal 2013 decreased to $121.0 million from $121.8 million in the same period last year. As a percentage of net sales, gross profit for the first quarter of fiscal 2013 increased 0.4% to 41.3% from 40.9% in the same period last year. The increase in gross profit as a percentage of net sales was primarily due to lower commodity prices (primarily cotton). As we record certain distribution channel costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution channel costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $104.1 million in the first quarter of fiscal 2013 compared to $91.7 million in the same period last year. As a percentage of net sales, SG&A expenses increased 4.8% to 35.6% for the first quarter of fiscal 2013 from 30.8% in the same period last year primarily due to deleveraging of fixed expenses on lower comparable store sales and higher incentive compensation expense.

Interest Expense

Interest expense decreased to $20.4 million in the first quarter of fiscal 2013 compared to $21.7 million in the same period last year. The decrease of $1.3 million is primarily related to the repayment of $42.7 million of our Term Loan and a repurchase of an aggregate principal amount of $29 million of our Notes during fiscal 2012 in privately negotiated transactions.

Loss on Extinguishment of Debt

There was no loss on extinguishment of debt for the 13 weeks ended May 4, 2013 compared to $1.2 million in the same period last year. In March 2012, we amended and restated our senior secured asset-based revolving credit facility (as so amended and restated, “ABL” or “ABL Facility” and, together with the Term Loan, collectively, the “Senior Credit Facilities”) to, among other things, lower the interest rate and extend the maturity date.

Income Taxes

The effective tax rate for the first quarter of fiscal 2013 and 2012 was 18.8% and 41.9%, respectively. The effective tax rate was lower in the first quarter of fiscal 2013 due to valuation allowances against the tax benefit on losses from our VIE’s in respective quarters, and other discrete items in respective quarters. The actual fiscal 2013 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2013, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $43.1 million at May 4, 2013, representing an increase of $9.8 million from February 2, 2013. As of May 4, 2013 and February 2, 2013, cash and cash equivalents include $7.8 million and $6.1 million, respectively, held by the two entities that make up the VIEs, which we have determined to be variable interest entities of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 16 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of May 4, 2013 was $131.8 million compared to $129.9 million as of February 2, 2013.

Cash flows provided by operating activities

Net cash provided by operating activities for the 13 weeks ended May 4, 2013 was $19.7 million. Cash provided by operating activities for the 13 weeks ended April 28, 2012 was $20.0 million. The decrease in cash provided by operating activities was primarily due to changes in income and working capital.

Cash flows used in investing activities

Net cash used in investing activities for the 13 weeks ended May 4, 2013 was $10.8 million compared to $8.8 million in the same period last year, related primarily to the opening of new stores, relocation, remodeling and/or expansion of existing stores and information technology improvements.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities for the 13 weeks ended May 4, 2013 was $0.8 million, compared to net cash used in financing activities of $0.9 million in the same period last year. Net cash provided by financing activities for the 13 weeks ended May 4, 2013, is primarily due to a capital contribution of $1.0 million to the VIEs made by their immediate corporate parent, partially offset by $0.2 million cash dividend on our common stock paid to Parent, which was used by Parent to repurchase shares of its stock.

We have an $820 million Term Loan and a $225 million ABL Facility. As of May 4, 2013, $769.1 million was outstanding under the Term Loan and no amounts were outstanding under the ABL Facility. Amounts available under the ABL Facility are subject to customary borrowing base limitations and are reduced by letter of credit utilization. No amounts were outstanding and there was approximately $143.1 million of undrawn availability under the ABL Facility as of May 4, 2013. The Term Loan and ABL Facility also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains financial covenants. As of May 4, 2013, we were in compliance with these covenants.

Subject to certain limitations imposed on business combinations under the agreements governing our indebtedness, we may from time to time, consider strategic acquisitions as an alternative means of growth, which may be funded with cash on hand or require us to incur additional indebtedness.

We and our subsidiaries, the VIEs and our affiliates may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment, our existing cash and cash equivalents and net cash provided by operating activities may be insufficient. In addition we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations” in our Fiscal 2012 Annual Report. We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.

Critical Accounting Policies and Estimates

There have been no material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2013.

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

Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations.

The following table is a reconciliation of net income (loss) to Adjusted EBITDA for the periods indicated:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(In thousands)
Net (loss) income attributable to
The Gymboree Corporation	$(2,536)	$4,996
Reconciling items (a):
Interest expense	20,402	21,658
Interest income	(26)	(48)
Income tax expense (benefit)	(861)	2,954
Depreciation and amortization (b)	12,620	14,162
Non-cash share-based compensation expense	1,497	1,407
Loss on disposal/impairment on assets	300	62
Loss on extinguishment of debt	—	1,237
Restructuring charges	489	—
Acquisition-related adjustments (c)	4,093	4,398

Adjusted EBITDA	$35,978	$50,826

(a) Exclude amounts related to noncontrolling interest, which are already excluded from net income (loss) attributable to The Gymboree Corporation
(b) Includes the following (in thousands):
Amortization of intangible assets (impacts SG&A)	$2,258	$4,340
Amortization of below and above market leases (impacts COGS)	(386)	(548)

	$1,872	$3,792

(c) Includes the following (in thousands):
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	2,232	2,324
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	1,120	872
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	741	1,202

	$4,093	$4,398

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Loss	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
May 4, 2013	$3,459	$22	0.99
February 2, 2013	$7,419	$(18)	1.00
April 28, 2012	$14,016	$(330)	1.02

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the outstanding Term Loan. We had $769.1 million outstanding under our Term Loan as of May 4, 2013, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of May 4, 2013, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan and the ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of May 4, 2013, February 2, 2013, and April 28, 2012, accumulated other comprehensive loss included approximately $11.0 million, $10.7 million, and $9.9 million, respectively, in unrealized losses related to the interest rate caps.

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

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal 2013, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2012 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

June 17, 2013	By:	/s/ Mark Breitbard
Date		Mark Breitbard
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 4, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Loss (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.