Form 10-Q
period 2013-08-03
GYMBOREE CORP
filed 2013-09-16
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 3, 2013

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

As of September 16, 2013, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	August 3, 2013	February 2, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$26,831	$33,328	$54,555
Accounts receivable	26,916	27,542	25,173
Merchandise inventories	214,981	197,935	220,209
Prepaid income taxes	4,037	2,903	5,295
Prepaid expenses	18,081	17,341	4,498
Deferred income taxes	36,378	31,383	41,328

Total current assets	327,224	310,432	351,058

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	188,301	174,616	159,770
Furniture, fixtures and equipment	106,215	99,120	90,061

	316,944	296,164	272,259
Less accumulated depreciation and amortization	(110,484)	(90,839)	(69,624)

Net property and equipment	206,460	205,325	202,635
Goodwill	898,983	898,966	899,097
Other intangible assets	577,782	580,641	589,943
Deferred financing costs	36,819	40,040	44,695
Other assets	8,293	7,809	5,006

Total assets	$2,055,561	$2,043,213	$2,092,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$100,794	$90,133	$84,964
Accrued liabilities	93,947	90,443	89,906

Total current liabilities	194,741	180,576	174,870

Long-term liabilities:
Long-term debt	1,138,595	1,138,455	1,192,312
Lease incentives and other deferred liabilities	45,529	40,104	34,045
Unrecognized tax benefits	8,894	7,848	7,407
Deferred income taxes	229,548	234,593	239,985

Total liabilities	1,617,307	1,601,576	1,648,619

Commitments and contingencies (see Notes 6, 7 and 14)
Stockholders’ equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	522,461	519,687	521,615
Accumulated deficit	(88,117)	(76,231)	(76,661)
Accumulated other comprehensive loss	(4,888)	(5,914)	(5,783)

Total stockholders’ equity	429,456	437,542	439,171
Noncontrolling interest	8,798	4,095	4,644

Total equity	438,254	441,637	443,815

Total liabilities and stockholders’ equity	$2,055,561	$2,043,213	$2,092,434

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales:
Retail	$278,944	$259,114	$559,821	$547,230
Gymboree Play & Music	6,260	5,799	12,588	11,591
Retail Franchise	5,712	3,839	11,290	7,682

Total net sales	290,916	268,752	583,699	566,503
Cost of goods sold, including buying and occupancy expenses	(183,830)	(179,564)	(355,640)	(355,491)

Gross profit	107,086	89,188	228,059	211,012
Selling, general and administrative expenses	(102,023)	(95,595)	(206,152)	(187,334)

Operating income (loss)	5,063	(6,407)	21,907	23,678
Interest income	61	45	102	104
Interest expense	(20,467)	(21,193)	(40,869)	(42,851)
Loss on extinguishment of debt	—	—	—	(1,237)
Other income (expense), net	(111)	(24)	(102)	(90)

Loss before income taxes	(15,454)	(27,579)	(18,962)	(20,396)
Income tax benefit	6,129	13,513	6,789	10,500

Net loss	(9,325)	(14,066)	(12,173)	(9,896)
Net (income) loss attributable to noncontrolling interest	(25)	798	287	1,624

Net loss attributable to The Gymboree Corporation	$(9,350)	$(13,268)	$(11,886)	$(8,272)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net loss	$(9,325)	$(14,066)	$(12,173)	$(9,896)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(402)	(30)	(423)	(59)
Unrealized net gain (loss) on cash flow hedges, net of tax benefit of $435, $232, $500 and $263	1,615	(336)	1,506	99

Total other comprehensive income (loss), net of tax	1,213	(366)	1,083	40

Comprehensive loss	(8,112)	(14,432)	(11,090)	(9,856)
Comprehensive (income) loss attributable to noncontrolling interest	(43)	842	230	1,656

Comprehensive loss attributable to The Gymboree Corporation	$(8,155)	$(13,590)	$(10,860)	$(8,200)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	August 3, 2013	July 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,173)	$(9,896)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	—	1,237
Depreciation and amortization	23,684	28,923
Amortization of deferred financing costs and accretion of original issue discount	3,362	3,471
Interest rate cap contracts - adjustment to market	432	114
Loss on disposal/impairment of assets	1,949	1,264
Deferred income taxes	(9,498)	(10,880)
Share-based compensation expense	2,974	2,917
Other	—	1,430
Change in assets and liabilities:
Accounts receivable	645	(312)
Merchandise inventories	(16,803)	(10,084)
Prepaid income taxes	(1,166)	(1,557)
Prepaid expenses and other assets	(1,083)	933
Accounts payable	10,661	5,944
Accrued liabilities	(456)	(9,680)
Lease incentives and other deferred liabilities	8,062	6,612

Net cash provided by operating activities	10,590	10,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,228)	(18,516)
Other	(162)	(231)

Net cash used in investing activities	(23,390)	(18,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Term Loan	—	(17,698)
Payments of deferred financing costs	—	(1,347)
Investment by affiliate of Parent	—	2,400
Dividend payment to Parent	(201)	—
Capital contribution received by noncontrolling interest	6,506	1,595

Net cash provided by (used in) financing activities	6,305	(15,050)

Effect of exchange rate fluctuations on cash and cash equivalents	(2)	6

Net decrease in cash and cash equivalents	(6,497)	(23,355)
CASH AND CASH EQUIVALENTS:
Beginning of period	33,328	77,910

End of period	$26,831	$54,555

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$1,926	$2,747
Cash paid for interest	$37,255	$40,277

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

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 and 26 weeks ended August 3, 2013 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2014 (“fiscal 2013”) or any future period.

2. Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We are currently evaluating the impact of this guidance on our consolidated financial statements.

In February 2013, the FASB issued guidance to finalize the reporting of amounts reclassified out of accumulated other comprehensive income. This new standard requires the registrant to disclose either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years beginning after December 15, 2012. We adopted this guidance in the first quarter of fiscal 2013 as presented in Note 12. This change did not have a material impact on our consolidated financial statements.

3. Goodwill and Intangible Assets and Liabilities

Goodwill

During the 13 and 26 week periods ended August 3, 2013 and July 28, 2012, we did not identify any impairment indicators for goodwill or other indefinite-lived intangible assets.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	August 3, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,861		$567,861

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(36,400)	—
Below market leases	7,055	(3,620)	3,435
Co-branded credit card agreement	4,000	(1,650)	2,350
Franchise agreements	6,600	(2,464)	4,136

	54,055	(44,134)	9,921

Total other intangible assets	$621,916	$(44,134)	$577,782

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,626)	$8,725	$(7,901)

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494		$567,494

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(34,525)	1,875
Below market leases	7,055	(3,037)	4,018
Co-branded credit card agreement	4,000	(1,342)	2,658
Franchise agreements	6,600	(2,004)	4,596

	54,055	(40,908)	13,147

Total other intangible assets	$621,549	$(40,908)	$580,641

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$7,382	$(9,249)

	July 28, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,405		$567,405

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(26,612)	9,788
Below market leases	7,052	(2,322)	4,730
Co-branded credit card agreement	4,000	(1,035)	2,965
Franchise agreements	6,600	(1,545)	5,055

	54,052	(31,514)	22,538

Total other intangible assets	$621,457	$(31,514)	$589,943

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,627)	$5,834	$(10,793)

During the 13 week periods ended August 3, 2013 and July 28, 2012, we recorded net amortization income of approximately $0.4 million and $0.5 million, respectively, in cost of goods sold (“COGS”). During the 26 week periods ended August 3, 2013 and July 28, 2012, we recorded net amortization income of approximately $0.8 million and $1.0 million, respectively, in COGS.

During the 13 week periods ended August 3, 2013 and July 28, 2012, we recorded amortization expense of approximately $0.4 million and $4.4 million, respectively, in selling, general and administrative expenses (“SG&A”). During the 26 week periods ended August 3, 2013 and July 28, 2012, we recorded amortization expense of approximately $2.6 million and $8.7 million, respectively, in SG&A.

We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2013 and each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2013 (remaining 26 weeks)	$575	$(1,260)	$767	$82
2014	1,059	(2,023)	1,534	570
2015	835	(1,579)	1,534	790
2016	483	(1,428)	1,393	448
2017	342	(1,016)	332	(342)
2018 and remaining	141	(595)	926	472

4. Derivative Financial Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of these forward exchange contracts is generally less than one year. These contracts are treated as cash-flow hedges. Amounts reported in accumulated other comprehensive income (loss) related to these forward foreign exchange contracts will be reclassified to cost of goods sold over an approximately three-month period. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and foreign entities in Canada and Australia. The purpose of these contracts is to protect us from fluctuations in the exchange rates upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

We use interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. In December 2010, we paid approximately $12.1 million to enter into these interest rate caps. This premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 13 week period ended August 3, 2013 and July 28,

2012, we reclassified approximately $0.2 million and $0.1 million respectively, from accumulated other comprehensive loss to interest expense. During the 26 week period ended August 3, 2013 and July 28, 2012, we reclassified approximately $0.4 million and $0.1 million respectively, from accumulated other comprehensive loss to interest expense. We estimate that approximately $1.6 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash-flow hedges (in thousands):

	August 3, 2013		February 2, 2013		July 28, 2012
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	6	7,165	6	6,377	6	7,684

Total	10	$707,165	10	$706,377	10	$707,684

In addition to the cash flow hedges above, as of August 3, 2013 and February 2, 2013, the Company had one forward foreign exchange contract with a notional amount of $0.3 million and $1.0 million, respectively, which was not designated as a hedge. As of July 28, 2012, all forward foreign exchange contracts were designated as a hedge.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands).

	August 3, 2013		February 2, 2013		July 28, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other Assets
Purchased Interest Rate Caps	$1,187	$—	$964	$—	$1,087	$—
Forward foreign exchange contracts	223	—	—	—	—	—
Accrued Liabilities
Forward foreign exchange contracts	—	—	—	18	—	14

Total	$1,410	$—	$964	$18	$1,087	$14

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the 13 and 26 weeks ended August 3, 2013 and July 28, 2012 (in thousands). No amounts were reclassified from accumulated other comprehensive loss into income as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness for either period.

	13 Weeks Ended August 3, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$679	Interest expense	$(249)
Forward foreign exchange contracts	312	Cost of goods sold	60

Total	$991		$(189)

	13 Weeks Ended July 28, 2012
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(958)	Interest expense	$(61)
Forward foreign exchange contracts	335	Cost of goods sold	6

Total	$(623)		$(55)

	26 Weeks Ended August 3, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$223	Interest expense	$(432)
Forward foreign exchange contracts	404	Cost of goods sold	53

Total	$627		$(379)

	26 Weeks Ended July 28, 2012
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(274)	Interest expense	$(114)
Forward foreign exchange contracts	84	Cost of goods sold	88

Total	$(190)		$(26)

In the tables above, the amounts of gain (loss) recognized in OCI for the effective portion of our interest rate caps and forward foreign exchange contracts for the 13 weeks ended July 28, 2012 have been corrected from the previously disclosed amounts of ($897) and $88, respectively. These corrections had no impact on the accompanying condensed consolidated balance sheet or statements of operations and comprehensive income (loss).

The amounts of gain (loss) recognized in OCI for the effective portion of our interest rate caps and forward foreign exchange contracts for the 26 weeks ended July 28, 2012 have been corrected from the previously disclosed amounts of ($160) and $71, respectively. These corrections had no impact on the accompanying condensed consolidated balance sheet or statements of operations and comprehensive income (loss).

5. Fair Value Measurements

We record our money market funds, forward foreign exchange contracts and interest rate caps at fair value. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. Accounting guidance prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of August 3, 2013, February 2, 2013 and July 28, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers into or out of Level 1 and Level 2 during the 13 and 26 weeks ended August 3, 2013 and July 28, 2012, or for the year ended February 2, 2013.

	August 3, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		(in thousands)
Assets
Money market funds	$7,253	$—	$—	$7,253
Interest rate caps	—	1,187	—	1,187
Forward foreign exchange contracts	—	223	—	223

Total	$7,253	$1,410	$—	$8,663

	February 2, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		(in thousands)
Assets
Money market funds	$17,297	$—	$—	$17,297
Interest rate caps	—	964	—	964

Total	$17,297	$964	$—	$18,261

Liabilities
Forward foreign exchange contracts	$—	$18	$—	$18

	July 28, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
		(in thousands)
Assets
Money market funds	$29,176	$—	$—	$29,176
Interest rate caps	—	1,087	—	1,087

Total	$29,176	$1,087	$—	$30,263

Liabilities
Forward foreign exchange contracts	$—	$14	$—	$14

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

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of August 3, 2013, February 2, 2013, and July 28, 2012, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. We had no other financial assets or liabilities measured at fair value as of August 3, 2013, February 2, 2013 and July 28, 2012.

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields of similar debt. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	August 3, 2013		February 2, 2013		July 28, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$767,595	$746,029	$767,455	$749,874	$792,312	$756,658
Notes	371,000	358,943	371,000	348,740	400,000	373,000

	$1,138,595	$1,104,972	$1,138,455	$1,098,614	$1,192,312	$1,129,658

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

During the 13 and 26 weeks ended August 3, 2013 and July 28, 2012, we recorded an impairment charge of $1.0 million and $0.9 million, respectively, related to assets for under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on its experience and knowledge of the retail market in which each store operates. These impairment charges are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

6. Line of Credit

We have a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). As a result of this amendment, we recorded a loss on extinguishment of debt of $1.2 million during the first quarter of fiscal 2012 for the write-off of deferred financing costs related to the ABL. The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of August 3, 2013, there was $39.9 million of commercial and standby letters of credit outstanding and no borrowing outstanding. As of August 3, 2013, availability under the ABL was approximately $139.4 million. There were no borrowings during the 13 and 26 week periods ended August 3, 2013 and July 28, 2012.

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of August 3, 2013, we were in compliance with these covenants. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. We and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

7. Long-Term Debt

Long-term debt consists of (in thousands):

	August 3, 2013	February 2, 2013	July 28, 2012
Senior secured term loan facility, net of discount of $1,507, $1,647 and $1,791	$767,595	$767,455	$792,312
9.125% senior notes	371,000	371,000	400,000

Long-term debt	$1,138,595	$1,138,455	$1,192,312

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 6. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of August 3, 2013, the interest rate under our Term Loan was 5%.

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

We calculated our excess cash flow using fiscal 2012 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during the first quarter of fiscal 2013. During fiscal 2012, we made one quarterly amortization payment of $2.1 million, prepaid $15.6 million of our Term Loan with our excess cash flow, and made a voluntary prepayment of $25.0 million. The excess cash flow payment made during fiscal 2012 was calculated based on fiscal 2011 operating results. We applied the voluntary prepayment and the excess cash flow prepayment toward our remaining quarterly amortization payments payable under the Term Loan in fiscal 2012 and applied the remainder of such prepayments toward our quarterly amortization payments payable under the Term Loan in fiscal 2013 through fiscal 2017. Future minimum principal payments on long-term debt excluding original issuance discount of $1.5 million as of August 3, 2013 are, as follows (in thousands):

Fiscal years
2013	$—
2014	—
2015	—
2016	—
2017	6,502
Thereafter	1,133,600

Total	$1,140,102

The Term Loan is presented net of the related original issue discount (“OID”). Accretion of OID is included in interest expense and was not material for the 13 and 26 weeks ended August 3, 2013 or July 28, 2012. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. The Company and our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

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

Interest expense was $20.5 million and $40.9 million for the 13 and 26 weeks ended August 3, 2013, including $1.7 million and $3.4 million, respectively, of amortization of deferred financing costs and accretion of OID. For the 13 and 26 weeks ended July 28, 2012, interest expense was $21.2 million and $42.9 million, respectively, including $1.7 million and $3.5 million, respectively, of amortization of deferred financing costs and accretion of OID.

8. Lease Incentives and Other Deferred Liabilities

Lease incentives and other deferred liabilities consist of the following (in thousands):

	August 3, 2013	February 2, 2013	July 28, 2012
Above market leases	$7,901	$9,249	$10,793
Deferred rent	13,433	11,269	8,704
Lease allowances	22,655	18,059	12,970
Other	1,540	1,527	1,578

Total	$45,529	$40,104	$34,045

9. Share-Based Compensation

Share-based compensation expense is included as a component of selling, general and administrative expenses. Share-based compensation expense for the 13 and 26 weeks ended August 3, 2013 and July 28, 2012 consisted of the following (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Share-based compensation expense	1,477	$1,510	$2,974	$2,917

10. Dividend Payment to Parent

In the first quarter of fiscal 2013, we distributed $0.2 million in the form of a dividend to Parent. No such dividend was distributed in second quarter of fiscal 2013 or in the same periods of fiscal 2012.

11. Income Taxes

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $10.1 million as of August 3, 2013 will decrease by as much as $3.6 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

12. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income (loss) (“OCI”), net of tax (in thousands):

	August 3, 2013	February 2, 2013	July 28, 2012
Foreign currency translation	$328	$808	$697
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $4,483, $3,982 and $4,178	(5,216)	(6,722)	(6,480)

Total accumulated other comprehensive loss	$(4,888)	$(5,914)	$(5,783)

Changes in accumulated OCI balance by component are shown below (in thousands):

	13 Weeks Ended August 3, 2013
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,831)	$748	$(6,083)

Other comprehensive income (loss) recognized before reclassifications	991	(402)	589
Amounts reclassified from accumulated other comprehensive loss to earnings	189	—	189
Tax benefit	435	—	435

Net current-period other comprehensive income (loss)	1,615	(402)	1,213

Other comprehensive income attributable to noncontrolling interest	—	(18)	(18)

Ending balance	$(5,216)	$328	$(4,888)

	13 Weeks Ended July 28, 2012
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,144)	$714	$(5,430)

Other comprehensive loss before reclassifications	(623)	(30)	(653)
Amounts reclassified from accumulated other comprehensive loss to earnings	55	—	55
Tax benefit	232	—	232

Net current-period other comprehensive loss	(336)	(30)	(366)

Other comprehensive loss attributable to noncontrolling interest	—	13	13

Ending balance	$(6,480)	$697	$(5,783)

	26 Weeks Ended August 3, 2013
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income (loss) recognized before reclassifications	627	(423)	204
Amounts reclassified from accumulated other comprehensive loss to earnings	379	—	379
Tax benefit	500	—	500

Net current-period other comprehensive income (loss)	1,506	(423)	1,083

Other comprehensive income attributable to noncontrolling interest	—	(57)	(57)

Ending balance	$(5,216)	$328	$(4,888)

	26 Weeks Ended July 28, 2012
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,579)	$754	$(5,825)

Other comprehensive loss before reclassifications	(190)	(59)	(249)
Amounts reclassified from accumulated other comprehensive loss to earnings	26	—	26
Tax benefit	263	—	263

Net current-period other comprehensive income (loss)	99	(59)	40

Other comprehensive loss attributable to noncontrolling interest	—	2	2

Ending balance	$(6,480)	$697	$(5,783)

13. Related Party Transactions

During the 13 and 26 week periods ended August 3, 2013, we sold inventory to a company controlled by Bain Capital for $7.2 million and $8.0 million, respectively, and purchased services from another company controlled by Bain Capital for $0.6 million and $1.2 million, respectively.

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

The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended August 3, 2013
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$277,649	$3,654	$5,842	$4,998	$(1,227)	$290,916
Operating income (loss)	1,058	1,438	2,825	(273)	15	5,063
Total assets	1,950,885	60,377	30,363	15,877	(1,941)	2,055,561

	13 Weeks Ended July 28, 2012
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$258,473	$5,152	$3,866	$3,056	$(1,795)	$268,752
Operating (loss) income	(8,615)	1,715	1,570	(1,111)	34	(6,407)
Total assets	1,992,120	60,812	29,430	12,672	(2,600)	2,092,434

	26 Weeks Ended August 3, 2013
	Retail Stores	Gymboree Play & Music	Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$557,453	$7,645	$11,527	$9,632	$(2,558)	$583,699
Operating income (loss)	13,871	3,448	5,069	(515)	34	21,907
Total assets	1,950,885	60,377	30,363	15,877	(1,941)	2,055,561

	26 Weeks Ended July 28, 2012
	Retail Stores	Gymboree Play & Music	Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$546,502	$11,202	$7,718	$5,199	$(4,118)	$566,503
Operating income (loss)	19,004	3,635	3,019	(1,865)	(115)	23,678
Total assets	1,992,120	60,812	29,430	12,672	(2,600)	2,092,434

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music and International Retail Franchise segments recorded intersegment revenues of $1.1 million and $0.1 million, respectively, for the 13 weeks ended August 3, 2013 and $2.3 million and $0.3 million, respectively, for the 26 weeks ended August 3, 2013. The Gymboree Play & Music and VIE segments recorded intersegment revenues of $0.1 million and $1.7 million, respectively, for the 13 weeks ended July 28, 2012 and $0.6 million and $3.5 million, respectively, for the 26 weeks ended July 28, 2012. There were no other material intersegment revenues.

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

Long-lived assets include net property and equipment, goodwill, other intangibles, deferred financing costs and other assets. The following tables provide the summary financial data of each of our two geographical segments, United States and international (in thousands):

	13 Weeks Ended
	August 3, 2013		July 28, 2012
	United States	International	United States	International
Net sales	$273,664	$17,252	$254,673	$14,079
Long-lived assets	1,673,700	54,637	1,688,561	52,815

	26 Weeks Ended
	August 3, 2013		July 28, 2012
	United States	International	United States	International
Net sales	$550,893	$32,806	$541,603	$24,900
Long-lived assets	1,673,700	54,637	1,688,561	52,815

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

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of August 3, 2013, February 2, 2013 and July 28, 2012 and the condensed consolidated statements of operations for the 13 and 26 weeks ended August 3, 2013 and July 28, 2012 (in thousands):

Condensed Consolidating Balance Sheets

	August 3, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$20,677	$6,154	$—	$26,831
Other current assets	295,780	6,554	(1,941)	300,393

Total current assets	316,457	12,708	(1,941)	327,224
Non-current assets	1,725,168	3,169	—	1,728,337

Total assets	$2,041,625	$15,877	$(1,941)	$2,055,561

Current liabilities	$189,637	$6,850	$(1,746)	$194,741
Non-current liabilities	1,422,337	229	—	1,422,566

Total liabilities	1,611,974	7,079	(1,746)	1,617,307

Total stockholders’ equity	429,651	—	(195)	429,456
Noncontrolling interest	—	8,798	—	8,798

Total liabilities and stockholders’ equity	$2,041,625	$15,877	$(1,941)	$2,055,561

	February 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$27,223	$6,105	$—	$33,328
Other current assets	276,121	5,448	(4,465)	277,104

Total current assets	303,344	11,553	(4,465)	310,432
Non-current assets	1,730,865	1,916	—	1,732,781

Total assets	$2,034,209	$13,469	$(4,465)	$2,043,213

Current liabilities	$175,555	$9,244	$(4,223)	$180,576
Non-current liabilities	1,420,870	130	—	1,421,000

Total liabilities	1,596,425	9,374	(4,223)	1,601,576

Total stockholders’ equity	437,784	—	(242)	437,542
Noncontrolling interest	—	4,095	—	4,095

Total liabilities and stockholders’ equity	$2,034,209	$13,469	$(4,465)	$2,043,213

	July 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$46,973	$7,582	$—	$54,555
Other current assets	295,091	4,012	(2,600)	296,503

Total current assets	342,064	11,594	(2,600)	351,058
Non-current assets	1,740,298	1,078	—	1,741,376

Total assets	$2,082,362	$12,672	$(2,600)	$2,092,434

Current liabilities	$169,413	$7,950	$(2,493)	$174,870
Non-current liabilities	1,473,671	78	—	1,473,749

Total liabilities	1,643,084	8,028	(2,493)	1,648,619

Total stockholders’ equity	439,278	—	(107)	439,171
Noncontrolling interest	—	4,644	—	4,644

Total liabilities and stockholders’ equity	$2,082,362	$12,672	$(2,600)	$2,092,434

Condensed Consolidating Statements of Operations

	For the 13 Weeks Ended August 3, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$287,145	$4,998	$(1,227)	$290,916
Cost of goods sold	(182,693)	(1,341)	204	(183,830)
Operating expenses	(99,131)	(3,930)	1,038	(102,023)

Operating income (loss)	5,321	(273)	15	5,063
Other non-operating (expense) income	(20,540)	23	—	(20,517)

Loss before income taxes	(15,219)	(250)	15	(15,454)
Income tax benefit	5,854	275	—	6,129

Net (loss) income	(9,365)	25	15	(9,325)
Net income attributable to noncontrolling interest	—	(25)	—	(25)

Net loss attributable to The Gymboree Corporation	$(9,365)	$—	$15	$(9,350)

	For the 13 Weeks Ended July 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$267,491	$3,056	$(1,795)	$268,752
Cost of goods sold	(178,513)	(1,202)	151	(179,564)
Operating expenses	(94,308)	(2,965)	1,678	(95,595)

Operating loss	(5,330)	(1,111)	34	(6,407)
Other non-operating (expense) income	(21,201)	29	—	(21,172)

Loss before income taxes	(26,531)	(1,082)	34	(27,579)
Income tax benefit	13,229	284	—	13,513

Net loss	(13,302)	(798)	34	(14,066)
Net loss attributable to noncontrolling interest	—	798	—	798

Net loss attributable to The Gymboree Corporation	$(13,302)	$—	$34	$(13,268)

	For the 26 weeks Ended August 3, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$576,625	9,632	(2,558)	$583,699
Cost of goods sold	(353,475)	(2,571)	406	(355,640)
Operating expenses	(200,762)	(7,576)	2,186	(206,152)

Operating income (loss)	22,388	(515)	34	21,907
Other non-operating (expense) income	(41,023)	154	—	(40,869)

Loss before income taxes	(18,635)	(361)	34	(18,962)
Income tax benefit	6,715	74	—	6,789

Net loss	(11,920)	(287)	34	(12,173)
Net loss attributable to noncontrolling interest	—	287	—	287

Net loss attributable to The Gymboree Corporation	$(11,920)	$—	$34	$(11,886)

	For the 26 weeks Ended July 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$565,422	5,199	(4,118)	$566,503
Cost of goods sold	(354,562)	(1,444)	515	(355,491)
Operating expenses	(185,202)	(5,620)	3,488	(187,334)

Operating income (loss)	25,658	(1,865)	(115)	23,678
Other non-operating (expense) income	(44,090)	16	—	(44,074)

Loss before income taxes	(18,432)	(1,849)	(115)	(20,396)
Income tax benefit	10,275	225	—	10,500

Net loss	(8,157)	(1,624)	(115)	(9,896)
Net loss attributable to noncontrolling interest	—	1,624	—	1,624

Net loss attributable to The Gymboree Corporation	$(8,157)	$—	$(115)	$(8,272)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of August 3, 2013
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$8,774	$5,757	$12,300	$—	$26,831
Accounts receivable, net of allowance	406	24,267	2,243	—	26,916
Merchandise inventories	—	208,703	6,273	5	214,981
Prepaid income taxes	2,347	471	1,219	—	4,037
Prepaid expenses	2,994	13,572	1,515	—	18,081
Deferred income taxes	19,277	16,284	817	—	36,378
Intercompany receivable	—	490,096	—	(490,096)	—

Total current assets	33,798	759,150	24,367	(490,091)	327,224
Property and Equipment, net	13,895	182,859	9,706	—	206,460
Goodwill	—	859,165	39,818	—	898,983
Other Intangible Assets	—	577,282	500	—	577,782
Deferred Financing Costs	36,819	—	—	—	36,819
Other Assets	17,946	2,047	5,732	(17,432)	8,293
Investment in Subsidiaries	1,987,315	—	—	(1,987,315)	—

Total Assets	$2,089,773	$2,380,503	$80,123	$(2,494,838)	$2,055,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,563	$91,335	$896	$—	$100,794
Accrued liabilities	29,870	57,936	6,141	—	93,947
Intercompany payable	478,737	—	11,354	(490,091)	—

Total current liabilities	517,170	149,271	18,391	(490,091)	194,741
Long-Term Liabilities:
Long-term debt	1,138,595	—	—	—	1,138,595
Lease incentives and other liabilities	4,552	43,812	6,059	—	54,423
Deferred income taxes	—	246,980	—	(17,432)	229,548

Total Liabilities	1,660,317	440,063	24,450	(507,523)	1,617,307
Total stockholders’ equity	429,456	1,940,440	46,875	(1,987,315)	429,456
Noncontrolling interest	—	—	8,798	—	8,798

Total liabilities and stockholders’ equity	$2,089,773	$2,380,503	$80,123	$(2,494,838)	$2,055,561

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of February 2, 2013
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$18,431	$3,128	$11,769	$—	$33,328
Accounts receivable, net of allowance	1,280	23,679	2,583	—	27,542
Merchandise inventories	—	193,003	4,907	25	197,935
Prepaid income taxes	1,821	682	400	—	2,903
Prepaid expenses	3,142	12,909	1,290	—	17,341
Deferred income taxes	15,488	16,528	—	(633)	31,383
Intercompany receivable	—	468,919	—	(468,919)	—

Total current assets	40,162	718,848	20,949	(469,527)	310,432
Property and Equipment, net	15,679	180,021	9,625	—	205,325
Goodwill	—	859,166	39,800	—	898,966
Other Intangible Assets	—	580,492	149	—	580,641
Deferred Financing Costs	40,040	—	—	—	40,040
Other Assets	15,409	2,061	7,067	(16,728)	7,809
Investment in subsidiaries	1,976,277	—	—	(1,976,277)	—

Total Assets	$2,087,567	$2,340,588	$77,590	$(2,462,532)	$2,043,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,269	$74,589	$1,275	$—	$90,133
Accrued liabilities	35,991	48,446	6,006	—	90,443
Deferred income taxes	—	—	633	(633)	—
Intercompany payable	456,934	—	11,960	(468,894)	—

Total current liabilities	507,194	123,035	19,874	(469,527)	180,576
Long-Term Liabilities:
Long-term debt	1,138,455	—	—	—	1,138,455
Lease incentives and other liabilities	4,376	38,693	4,883	—	47,952
Deferred income taxes	—	250,427	894	(16,728)	234,593

Total Liabilities	1,650,025	412,155	25,651	(486,255)	1,601,576
Total stockholders’ equity	437,542	1,928,433	47,844	(1,976,277)	437,542
Noncontrolling interest	—	—	4,095	—	4,095

Total liabilities and stockholders’ equity	$2,087,567	$2,340,588	$77,590	$(2,462,532)	$2,043,213

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	July 28, 2012
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$29,930	$9,563	$15,062	$—	$54,555
Accounts receivable, net of allowance	1,508	21,491	2,174	—	25,173
Merchandise inventories	—	215,794	4,310	105	220,209
Prepaid income taxes	3,727	679	889	—	5,295
Prepaid expenses	2,936	1,236	326	—	4,498
Deferred income taxes	29,180	12,320	—	(172)	41,328
Intercompany receivable	—	425,880	—	(425,880)	—

Total current assets	67,281	686,963	22,761	(425,947)	351,058
Property and Equipment, net	17,249	176,594	8,792	—	202,635
Goodwill	—	859,297	39,800	—	899,097
Other Intangible Assets	—	589,772	171	—	589,943
Deferred Financing Costs	44,695	—	—	—	44,695
Other Assets	13,536	812	4,950	(14,292)	5,006
Investment in Subsidiaries	1,941,856	—	—	(1,941,856)	—

Total Assets	$2,084,617	$2,313,438	$76,474	$(2,382,095)	$2,092,434

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$3,796	$80,570	$598	$—	$84,964
Accrued liabilities	29,796	53,515	6,595	—	89,906
Deferred income taxes	—	—	169	(169)	—
Intercompany payable	415,545	—	9,763	(425,308)	—

Total current liabilities	449,137	134,085	17,125	(425,477)	174,870
Long-Term Liabilities:
Long-term debt	1,192,312	—	—	—	1,192,312
Lease incentives and other liabilities	3,997	33,025	4,430	—	41,452
Deferred income taxes	—	254,277	—	(14,292)	239,985

Total Liabilities	1,645,446	421,387	21,555	(439,769)	1,648,619
Total Stockholders’ Equity	439,171	1,892,051	50,275	(1,942,326)	439,171
Noncontrolling interest	—	—	4,644	—	4,644

Total Equity	439,171	1,892,051	54,919	(1,942,326)	443,815

Total Liabilities and Stockholders’ Equity	$2,084,617	$2,313,438	$76,474	$(2,382,095)	$2,092,434

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$471	$270,242	$15,401	$(7,170)	$278,944
Gymboree Play & Music	—	2,557	3,703	—	6,260
Retail Franchise	—	5,712	—	—	5,712
Intercompany revenue	14,937	1,448	—	(16,385)	—

Total net sales	15,408	279,959	19,104	(23,555)	290,916
Cost of goods sold, including buying and occupancy expenses	(1,434)	(178,427)	(10,535)	6,566	(183,830)

Gross profit	13,974	101,532	8,569	(16,989)	107,086
Selling, general and administrative expenses	(16,002)	(94,098)	(8,897)	16,974	(102,023)

Operating (loss) income	(2,028)	7,434	(328)	(15)	5,063
Interest income	27	12	23	(1)	61
Interest expense	(20,467)	—	(1)	1	(20,467)
Other (expense) income, net	(119)	(1)	9	—	(111)

(Loss) income before income taxes	(22,587)	7,445	(297)	(15)	(15,454)
Income tax benefit (expense)	12,680	(6,785)	234	—	6,129
Equity in earnings of affiliates, net of tax	557	—	—	(557)	—

Net (loss) income	(9,350)	660	(63)	(572)	(9,325)
Net income attributable to noncontrolling interest	—	—	(25)	—	(25)

Net (loss) income attributable to The Gymboree Corporation	$(9,350)	$660	$(88)	$(572)	$(9,350)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$922	$544,023	$28,365	$(13,489)	$559,821
Gymboree Play & Music	—	5,324	7,264	—	12,588
Retail Franchise	—	11,290	—	—	11,290
Intercompany revenue	33,017	3,102	—	(36,119)	—

Total net sales	33,939	563,739	35,629	(49,608)	583,699
Cost of goods sold, including buying and occupancy expenses	(2,954)	(345,164)	(19,452)	11,930	(355,640)

Gross profit	30,985	218,575	16,177	(37,678)	228,059
Selling, general and administrative expenses	(34,978)	(191,748)	(17,060)	37,634	(206,152)

Operating (loss) income	(3,993)	26,827	(883)	(44)	21,907
Interest income	33	23	47	(1)	102
Interest expense	(40,869)	—	(1)	1	(40,869)
Other (expense) income, net	(224)	(1)	123	—	(102)

(Loss) income before income taxes	(45,053)	26,849	(714)	(44)	(18,962)
Income tax benefit (expense)	22,078	(14,841)	(448)	—	6,789
Equity in earnings of affiliates, net of tax	11,089	—	—	(11,089)	—

Net (loss) income	(11,886)	12,008	(1,162)	(11,133)	(12,173)
Net loss attributable to noncontrolling interest	—	—	287	—	287

Net (loss) income attributable to The Gymboree Corporation	$(11,886)	$12,008	$(875)	$(11,133)	$(11,886)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(9,350)	$660	$(63)	$(572)	$(9,325)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(420)		(406)	424	(402)
Unrealized net gain on cash flow hedges, net of tax benefit of $435	1,615		345	(345)	1,615

Total other comprehensive income (loss), net of tax	1,195	—	(61)	79	1,213

Comprehensive (loss) income	(8,155)	660	(124)	(493)	(8,112)
Comprehensive income attributable to noncontrolling interest			(43)	—	(43)

Comprehensive (loss) income attributable to The Gymboree Corporation	$(8,155)	$660	$(167)	$(493)	$(8,155)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED JULY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(13,268)	$(8,348)	$2,062	$5,488	$(14,066)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	(30)	—	(30)
Unrealized net (loss) gain on cash flow hedges, net of tax benefit of $232	(550)	—	214	—	(336)

Total other comprehensive (loss) income, net of tax	(550)	—	184	—	(366)

Comprehensive (loss) income	(13,818)	(8,348)	2,246	5,488	(14,432)
Comprehensive loss attributable to noncontrolling interest	—	—	842	—	842

Comprehensive (loss) income attributable to The Gymboree Corporation	$(13,818)	$(8,348)	$3,088	$5,488	$(13,590)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(11,886)	$12,008	$(1,162)	$(11,133)	$(12,173)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(480)		(445)	502	(423)
Unrealized net gain on cash flow hedges, net of tax benefit of $500	1,506		408	(408)	1,506

Total other comprehensive income (loss), net of tax	1,026	—	(37)	94	1,083

Comprehensive (loss) income	(10,860)	12,008	(1,199)	(11,039)	(11,090)
Comprehensive loss attributable to noncontrolling interest	—		230	—	230

Comprehensive (loss) income attributable to The Gymboree Corporation	$(10,860)	$12,008	$(969)	$(11,039)	$(10,860)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED JULY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(8,272)	$11,378	$1,068	$(14,070)	$(9,896)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	(59)	—	(59)
Unrealized net gain on cash flow hedges, net of tax benefit of $263	64	—	35	—	99

Total other comprehensive income (loss), net of tax	64	—	(24)	—	40

Comprehensive (loss) income	(8,208)	11,378	1,044	(14,070)	(9,856)
Comprehensive loss attributable to noncontrolling interest	—	—	1,656	—	1,656

Comprehensive (loss) income attributable to The Gymboree Corporation	$(8,208)	$11,378	$2,700	$(14,070)	$(8,200)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(47,077)	$61,010	$(3,343)	$—	$10,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,048)	(20,449)	(1,731)	—	(23,228)
Other	—	11	(173)	—	(162)

Net cash used in investing activities	(1,048)	(20,438)	(1,904)	—	(23,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	38,669	(37,944)	(725)	—	—
Dividend payment to parent	(201)	—	—	—	(201)
Capital contribution received by noncontrolling interest	—	—	6,506	—	6,506

Net cash provided by (used in) financing activities	38,468	(37,944)	5,781	—	6,305

Effect of exchange rate fluctuations on cash and cash equivalents	—	1	(3)	—	(2)

Net (decrease) increase in cash and cash equivalents	(9,657)	2,629	531	—	(6,497)
CASH AND CASH EQUIVALENTS:
Beginning of Period	18,431	3,128	11,769	—	33,328

End of Period	$8,774	$5,757	$12,300	$—	$26,831

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(23,768)	$32,186	$2,018	$—	$10,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,207)	(16,428)	(881)	—	(18,516)
Investment in subsidiaries	(180)	—	—	180	—
Other	—	(116)	(115)	—	(231)

Net cash used in investing activities	(1,387)	(16,544)	(996)	180	(18,747)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	12,820	(12,466)	(354)	—	—
Payments on Term Loan	(17,698)	—	—	—	(17,698)
Payments of deferred financing costs	(1,347)	—	—	—	(1,347)
Investment by Parent	—	—	180	(180)	—
Investment by affiliate of Parent	2,400	—			2,400
Capital contribution received by noncontrolling interest	—	—	1,595	—	1,595

Net cash (used in) provided by financing activities	(3,825)	(12,466)	1,421	(180)	(15,050)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	6	—	6

Net (decrease) increase in cash and cash equivalents	(28,980)	3,176	2,449	—	(23,355)
CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	—	77,910

End of Period	$29,930	$9,563	$15,062	$—	$54,555

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of August 3, 2013 and July 28, 2012, and the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and twenty-six week periods then ended, and of cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

September 16, 2013

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to: future sales, costs and expenses and gross profit percentages; the continuation of historical trends; planned store openings; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we had expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

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

Overview

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of August 3, 2013, we operated a total of 1,302 retail stores, as follows: 632 Gymboree® stores (including 582 in the United States, 43 in Canada, 1 in Puerto Rico and 6 in Australia), 163 Gymboree Outlet stores (161 in the United States and 2 in Puerto Rico), 135 Janie and Jack® shops, and 372 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 710 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries. In addition, as of August 3, 2013, third-party overseas partners operated 62 Gymboree stores in the Middle East, South Korea, and China, including 15 Gymboree retail stores operated by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”). Gymboree China and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) are collectively referred to as the “VIEs.” Gymboree Tianjin provides various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China.

During the second quarter of fiscal 2013, we opened 26 new stores, of which 20 were Crazy 8 stores. In fiscal 2013, we plan to open approximately 85 stores consisting mostly of Crazy 8 stores.

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

Results of Operations

13 weeks ended August 3, 2013, compared to 13 weeks ended July 28, 2012

Net Sales

Net retail sales for the second quarter of fiscal 2013 increased to $278.9 million from $259.1 million in the same period last year, an increase of $19.8 million or 7.7%. Comparable store sales (including online sales) decreased by 3% in the second quarter of fiscal 2013 compared to the same period in the prior year. Comparable store sales (excluding online sales) decreased by 7% in the second quarter of fiscal 2013 compared to the same period in the prior year. Total net stores increased from 1,191 as of the second quarter of fiscal 2012 to 1,302 as of the second quarter of fiscal 2013. Total square footage increased from approximately 2.4 million square feet to approximately 2.7 million square feet from the second quarter of fiscal 2012 to the second quarter of fiscal 2013.

Gymboree Play & Music net sales for the second quarter of fiscal 2013 increased to $6.3 million from $5.8 million in the same period last year, an increase of $0.5 million or 7.9%. This increase was primarily due to increased product sales.

Retail franchise net sales for the second quarter of fiscal 2013 increased to $5.7 million from $3.8 million in the same period last year, an increase of $1.9 million or 48.8% As of August 3, 2013, our third-party overseas partners operated 62 Gymboree stores in other countries, compared to 33 stores as of the end of the same period last year.

Gross Profit

Gross profit for the second quarter of fiscal 2013 increased to $107.1 million from $89.2 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2013 increased 3.6 percentage points to 36.8% from 33.2% in the same period last year. The increase in gross profit as a percentage of net sales was primarily due to lower commodity prices (primarily cotton). As we record certain distribution channel costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution channel costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $102.0 million in the second quarter of fiscal 2013 compared to $95.6 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 0.5 percentage points to 35.1% for the second quarter of fiscal 2013 from 35.6% in the same period last year primarily due to lower amortization expense of Acquisition-related intangibles, partially offset by a deleveraging of expenses on lower comparable store sales.

Interest Expense

Interest expense decreased to $20.5 million in the second quarter of fiscal 2013 compared to $21.2 million in the same period last year. The decrease of $0.7 million is primarily related to the repayment of $42.7 million of our Term Loan and a repurchase of an aggregate principal amount of $29 million of our Notes during fiscal 2012 in privately negotiated transactions.

Income Taxes

The effective tax rate for the second quarter of fiscal 2013 and 2012 was 39.7% and 49.0%, respectively. The effective tax rate was lower in the second quarter of fiscal 2013 due to the impact of transactions that occurred in the second quarter of fiscal 2012 that are not applicable to the second quarter of fiscal 2013, and the recording of a valuation allowance against the deferred tax asset related to California Enterprise Zone credits as a result of a law enacted in the second quarter of fiscal 2013. The actual fiscal 2013 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2013, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

26 weeks ended August 3, 2013, compared to 26 weeks ended July 28, 2012

Net Sales

Net retail sales for the 26 weeks ended August 3, 2013 increased to $559.8 million from $547.2 million in the same period last year, an increase of $12.6 million or 2.3%. Comparable store sales (including online sales) decreased by 4% in the 26 weeks ended August 3, 2013 compared to the same period in the prior year. Comparable store sales (excluding online sales) decreased by 7% in the 26 weeks ended August 3, 2013 compared to the same period in the prior year. Total net stores increased from 1,191 as of the second quarter of fiscal 2012 to 1,302 as of the second quarter of fiscal 2013. Total square footage increased from approximately 2.4 million square feet to approximately 2.7 million square feet from the second quarter of fiscal 2012 to the second quarter of fiscal 2013.

Gymboree Play & Music net sales for the 26 weeks ended August 3, 2013 increased to $12.6 million from $11.6 million in the same period last year, an increase of $1.0 million or 8.6%. This increase was primarily due to increased product sales.

Retail franchise net sales for the 26 weeks ended August 3, 2013 increased to $11.3 million from $7.7 million in the same period last year, an increase of $3.6 million or 47.0%. As of August 3, 2013, our third-party overseas partners operated 62 Gymboree stores in other countries, compared to 33 stores as of the end of the same period last year.

Gross Profit

Gross profit for the 26 weeks ended August 3, 2013 increased to $228.1 million from $211.0 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended August 3, 2013 increased 1.9 percentage points to 39.1% from 37.2% in the same period last year. The increase in gross profit as a percentage of net sales was primarily due to lower commodity prices (primarily cotton). As we record certain distribution channel costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution channel costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, corporate overhead, and distribution expenses, increased to $206.2 million for the 26 weeks ended August 3, 2013 compared to $187.3 million in the same period last year. As a percentage of net sales, SG&A expenses increased 2.2 percentage points to 35.3% for the 26 weeks ended August 3, 2013 from 33.1% in the same period last year primarily due to a deleveraging of expenses on lower comparable store sales, partially offset by lower amortization expense of Acquisition-related intangibles.

Interest Expense

Interest expense decreased to $40.9 million for the 26 weeks ended August 3, 2013 compared to $42.9 million in the same period last year. The decrease of $2.0 million is primarily related to the repayment of $42.7 million of our Term Loan and a repurchase of an aggregate principal amount of $29 million of our Notes during fiscal 2012 in privately negotiated transactions.

Income Taxes

The effective tax rate for the 26 weeks ended August 3, 2013 and July 28, 2012 was 35.8% and 51.5%, respectively. The effective tax rate was lower in the 26 weeks ended August 3, 2013 due to the impact of transactions that occurred as of the second quarter of fiscal 2012 that are not applicable as of the second quarter of fiscal 2013, and the recording of a valuation allowance against the deferred tax asset related to California Enterprise Zone tax credits as a result of a law enacted in the second quarter of fiscal 2013. The actual fiscal 2013 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2013, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $26.8 million at August 3, 2013, representing a decrease of $6.5 million from February 2, 2013. As of August 3, 2013 and February 2, 2013, cash and cash equivalents include $6.2 million and $6.1 million, respectively, held by the two entities that make up the VIEs, which we have determined to be variable interest entities of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 16 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of August 3, 2013 was $132.5 million compared to $129.9 million as of February 2, 2013.

Cash flows provided by operating activities

Net cash provided by operating activities for the 26 weeks ended August 3, 2013 and July 28, 2012 was $10.6 million and $10.4 million, respectively. The increase in cash provided by operating activities was primarily due to changes in income and working capital.

Cash flows used in investing activities

Net cash used in investing activities for the 26 weeks ended August 3, 2013 was $23.4 million compared to $18.7 million in the same period last year, related primarily to the opening of new stores, relocation, remodeling and/or expansion of existing stores and information technology improvements.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities for the 26 weeks ended August 3, 2013 was $6.3 million, compared to net cash used in financing activities of $15.1 million in the same period last year. Net cash provided by financing activities for the 26 weeks ended August 3, 2013, is primarily due to a capital contribution of $6.5 million to the VIEs made by their immediate corporate parent, partially offset by $0.2 million cash dividend on our common stock paid to Parent, which was used by Parent to repurchase shares of its stock. Net cash used in financing activities for the 26 weeks ended July 28, 2012, is primarily due to the prepayment of $15.6 million of the Term Loan, quarterly principal payment of $2.1 million on our Term Loan and costs paid to refinance our ABL, partially offset by a capital contribution from an affiliate of our indirect parent company, Giraffe Holding, Inc. (“Parent”).

We have an $820 million Term Loan and a $225 million ABL Facility. As of August 3, 2013, $769.1 million was outstanding under the Term Loan and no amounts were outstanding under the ABL Facility. Amounts available under the ABL Facility are subject to customary borrowing base limitations and are reduced by letter of credit utilization. No amounts were outstanding and there was approximately $139.4 million of undrawn availability under the ABL Facility as of August 3, 2013. The Term Loan and ABL Facility also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains financial covenants. As of August 3, 2013, we were in compliance with these covenants.

Subject to certain limitations imposed on business combinations under the agreements governing our indebtedness, we may from time to time, consider strategic acquisitions as an alternative means of growth, which may be funded with cash on hand or require us to incur additional indebtedness.

We and our subsidiaries, the VIEs, and our affiliates may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that cash generated by operations, the remaining funds available under our senior credit facilities (collectively, the “Senior Credit Facilities”) and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment, our existing cash and cash equivalents and net cash provided by operating activities may be insufficient. In addition we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations” in our Fiscal 2012 Annual Report. We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.

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

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

In the table below, we present Adjusted EBITDA (which is defined as net income (loss) before interest expense, interest income, income tax expense/benefit, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this quarterly report because we consider it an important supplemental measure of performance used by management and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations.

The following table is a reconciliation of net loss to Adjusted EBITDA for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
		(In thousands)
Net loss attributable to The Gymboree Corporation	$(9,350)	$(13,268)	$(11,886)	$(8,272)
Reconciling items (a):
Interest expense	20,467	21,193	40,869	42,851
Interest income	(47)	(36)	(73)	(84)
Income tax benefit	(5,854)	(13,229)	(6,715)	(10,275)
Depreciation and amortization (b)	10,662	14,578	23,282	28,740
Non-cash share-based compensation expense	1,477	1,510	2,974	2,917
Loss on disposal/impairment on assets	1,571	1,202	1,871	1,264
Loss on extinguishment of debt	—	—	—	1,237
Other (c)	1,974	—	2,463	—
Acquisition-related adjustments (d)	3,899	4,481	7,992	8,879

Adjusted EBITDA	$24,799	$16,431	$60,777	$67,257

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation. (b) Includes the following (in thousands):

Amortization of intangible assets (impacts SG&A)	$384	$4,340	$2,642	$8,680
Amortization of below and above market leases
(impacts COGS)	(376)	(487)	(762)	(1,035)

	$8	$3,853	$1,880	$7,645

(c) Other is comprised of a non-recurring change in reserves, restructuring charges, and executive-related hiring expenses. (d) Includes the following (in thousands):

Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$2,226	$2,308	$4,458	$4,632
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	975	976	2,095	1,848
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	698	1,197	1,439	2,399

	$3,899	$4,481	$7,992	$8,879

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. Our U.S. entity also enters into forward foreign exchange contracts with respect to short-term intercompany balances between our Canadian, Australian and U.S. entities. The purpose of these contracts is to protect us from fluctuations in the exchange rate for Canadian, Australian and United States dollars upon the settlement of such balances.

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
August 3, 2013	$7,440	$223	0.97
February 2, 2013	$7,419	$(18)	1.00
July 28, 2012	$7,684	$(14)	0.99

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the outstanding Term Loan. We had $769.1 million outstanding under our Term Loan as of August 3, 2013, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of August 3, 2013, the interest rate under our Term Loan was 5%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan and the ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of August 3, 2013, February 2, 2013, and July 28, 2012, accumulated other comprehensive loss included approximately $10.1 million, $10.7 million, and $10.8 million, respectively, in unrealized losses related to the interest rate caps.

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

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal 2013, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. Other Information

Compensatory Arrangements of Certain Officers

On September 12, 2013, the Compensation Committee (the “Committee”) of the Board of Directors of The Gymboree Corporation (the “Company”) adopted The Gymboree Corporation 2013 China Phantom Equity Incentive Plan (the “Plan”). The Plan was established to advance the interests of the Company by providing for the grant of Units (as defined below) to certain key employees, directors, consultants and advisors of the Company and its subsidiaries, as selected by the administrator of the Plan.

Units awarded under the Plan (the “Units”) represent a hypothetical equity interest in Gymboree Hong Kong Limited (“Gymboree China”). The Company is a member of a related party group that controls Gymboree China. Each award gives the holder of the award the conditional right to receive, in accordance with the terms of the Plan and the award, a specified interest in the value of the “Pool.” For this purpose, the “Pool” means an amount of cash equal to 10% of the amount by which the sum of the amount of cash and the fair market value of marketable securities, in each case, received by Bain Fund X, L.P. and its permitted transferees in respect of shares of common stock of Gymboree China they beneficially own exceeds a number equal to $12 million plus the amount of any additional equity investment, whether direct or indirect, by the Bain Fund X, L.P. and its permitted transferees in Gymboree China. Awards for a maximum of 1,000,000 Units may be issued under the Plan.

Under a form of award adopted under the Plan on September 12, 2013, each award will conditionally vest as to 20% of the Units subject to the award on each of the first five anniversaries of the date specified by the Plan administrator, subject to continued employment or service with the Company through the applicable anniversary.

Under a form of award adopted under the Plan on September 12, 2013, each award will only vest and become payable if a “Payment Event” (as defined in the Plan) occurs at a time when the award is outstanding. Upon the occurrence of a Payment Event, the Company is obligated to make a payment in cash to the holder of the award equal to the product of (i) the value of the Pool and (ii) (A) the number of conditionally vested Units that were outstanding under the participant’s award immediately prior to the Payment Event divided by (B) 1,000,000. All Units subject to the award will conditionally vest in full upon the occurrence of a “Sale” (as defined in the Plan). If the Payment Event is not a Sale, any portion of an award that is not then conditionally vested will remain eligible to conditionally vest in accordance with its original conditional vesting schedule. With respect to Units that conditionally vest after the occurrence of a Payment Event, if any, on the date such Units conditionally vest, the Company will make a payment in cash to the holder of the award equal to product of (i) the value of the Pool and (ii) (A) the number of Units that conditionally vested on such date divided by (B) 1,000,000.

On September 12, 2013, the Committee, which currently serves as the Plan administrator, made the following grants of awards under the Plan, each of which has a conditional vesting commencement date of December 23, 2011, to the following of the Company’s named executive officers:

Name	Number of Units Subject to Award
Mark Breitbard, CEO	172,085
Evan Price, CFO	50,765
Joelle Maher, COO	50,765
Kip M. Garcia, President	106,864
Lynda G. Gustafson, VP Corporate Controller	13,087

The foregoing description is qualified in its entirety by reference to the provisions of The Gymboree Corporation 2013 China Phantom Equity Incentive Plan and the Form of Award Agreement under The Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan, copies of which are attached as Exhibits 10.2 and 10.3 hereto, respectively, and are incorporated herein by reference.

Item 6. Exhibits

10.1	Offer Letter, dated as of June 18, 2013, by and between The Gymboree Corporation and Joelle Maher. (1)

10.2	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan.

10.3	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on June 19, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 16, 2013	By:	/s/ Mark Breitbard
Date		Mark Breitbard
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

10.1	Offer Letter, dated as of June 18, 2013, by and between The Gymboree Corporation and Joelle Maher. (1)

10.2	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan.

10.3	Form of Award Agreement under The Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 3, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on June 19, 2013.