Form 10-Q
period 2013-11-02
GYMBOREE CORP
filed 2013-12-16
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 2, 2013

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

As of December 16, 2013, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	November 2, 2013	February 2, 2013	October 27, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,079	$33,328	$42,586
Accounts receivable	32,485	27,542	27,232
Merchandise inventories	222,414	197,935	255,722
Prepaid income taxes	1,815	2,903	5,165
Prepaid expenses	19,986	17,341	6,539
Deferred income taxes	11,721	31,383	38,660

Total current assets	307,500	310,432	375,904

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	199,308	174,616	168,127
Furniture, fixtures and equipment	108,650	99,120	95,148

	330,386	296,164	285,703
Less accumulated depreciation and amortization	(121,119)	(90,839)	(80,217)

Net property and equipment	209,267	205,325	205,486
Goodwill	898,983	898,966	899,097
Other intangible assets	576,744	580,641	585,277
Deferred financing costs	34,067	40,040	43,018
Other assets	12,604	7,809	5,816

Total assets	$2,039,165	$2,043,213	$2,114,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87,323	$90,133	$88,824
Accrued liabilities	113,472	90,443	101,573
Line of credit	24,000	—	—
Current obligation under capital lease	492	—	—

Total current liabilities	225,287	180,576	190,397

Long-term liabilities:
Long-term debt	1,113,668	1,138,455	1,192,383
Long-term obligation under capital lease	3,532	—	—
Lease incentives and other deferred liabilities	49,772	40,104	38,955
Unrecognized tax benefits	12,416	7,848	7,685
Deferred income taxes	217,908	234,593	235,935

Total liabilities	1,622,583	1,601,576	1,665,355

Commitments and contingencies (see Notes 6, 7, 9 and 15)
Stockholders’ equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	516,629	519,687	521,918
Accumulated deficit	(112,102)	(76,231)	(70,540)
Accumulated other comprehensive loss	(5,795)	(5,914)	(5,901)

Total stockholders’ equity	398,732	437,542	445,477
Noncontrolling interest	17,850	4,095	3,766

Total equity	416,582	441,637	449,243

Total liabilities and stockholders’ equity	$2,039,165	$2,043,213	$2,114,598

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales:
Retail	$297,352	$299,965	$857,173	$847,195
Gymboree Play & Music	6,821	6,390	19,409	17,981
Retail Franchise	5,665	5,163	16,955	12,845

Total net sales	309,838	311,518	893,537	878,021
Cost of goods sold, including buying and occupancy expenses	(186,370)	(185,915)	(542,010)	(541,406)

Gross profit	123,468	125,603	351,527	336,615
Selling, general and administrative expenses	(111,199)	(99,016)	(317,351)	(286,350)

Operating income	12,269	26,587	34,176	50,265
Interest income	41	42	143	146
Interest expense	(20,483)	(21,312)	(61,352)	(64,163)
Loss on extinguishment of debt	(834)	—	(834)	(1,237)
Other income (expense), net	853	86	751	(4)

(Loss) income before income taxes	(8,154)	5,403	(27,116)	(14,993)
Income tax (expense) benefit	(16,244)	(493)	(9,455)	10,007

Net (loss) income	(24,398)	4,910	(36,571)	(4,986)
Net loss attributable to noncontrolling interest	413	1,211	700	2,835

Net (loss) income attributable to The Gymboree Corporation	$(23,985)	$6,121	$(35,871)	$(2,151)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net (loss) income	$(24,398)	$4,910	$(36,571)	$(4,986)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	8	92	(415)	33
Unrealized net (loss) gain on cash flow hedges, net of tax (expense) benefit of ($501), $123, $0 and $386	(871)	(208)	635	(109)

Total other comprehensive (loss) income, net of tax	(863)	(116)	220	(76)

Comprehensive (loss) income	(25,261)	4,794	(36,351)	(5,062)
Comprehensive loss attributable to noncontrolling interest	369	1,120	599	2,776

Comprehensive (loss) income attributable to The Gymboree Corporation	$(24,892)	$5,914	$(35,752)	$(2,286)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	November 2, 2013	October 27, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,571)	$(4,986)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt	834	1,237
Depreciation and amortization	34,825	43,776
Amortization of deferred financing costs and accretion of original issue discount	5,112	5,216
Interest rate cap contracts - adjustment to market	742	182
Loss on disposal/impairment of assets	5,662	2,090
Deferred income taxes	2,969	(12,986)
Share-based compensation expense	4,417	3,220
Other	40	1,685
Change in assets and liabilities:
Accounts receivable	4,382	(2,317)
Merchandise inventories	(24,264)	(45,850)
Prepaid income taxes	1,223	(769)
Prepaid expenses and other assets	(5,144)	(1,021)
Accounts payable	(2,807)	9,785
Accrued liabilities	17,344	70
Lease incentives and other deferred liabilities	14,522	12,547

Net cash provided by operating activities	23,286	11,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35,213)	(31,902)
Other	(235)	(584)

Net cash used in investing activities	(35,448)	(32,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Term Loan	—	(17,698)
Proceeds from ABL facility	79,000	—
Payments on ABL facility	(55,000)	—
Repurchase of notes	(24,760)	—
Payments of deferred financing costs	—	(1,347)
Payments on capital lease	(78)	—
Investment by affiliate of Parent	—	2,400
Dividend payment to Parent	(7,475)	—
Capital contribution received by noncontrolling interest	6,506	1,595

Net cash used in financing activities	(1,807)	(15,050)

Effect of exchange rate fluctuations on cash and cash equivalents	(280)	333

Net decrease in cash and cash equivalents	(14,249)	(35,324)
CASH AND CASH EQUIVALENTS:
Beginning of period	33,328	77,910

End of period	$19,079	$42,586

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net of refunds received	$1,591	$3,185
Cash paid for interest	$47,948	$50,682

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

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 and 39 weeks ended November 2, 2013 are not necessarily indicative of the operating results that may be expected for the 52-week period ending February 1, 2014 (“fiscal 2013”) or any future period.

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

In February 2013, the FASB issued guidance to finalize the reporting of amounts reclassified out of accumulated other comprehensive income. This new standard requires the registrant to disclose either in a single note, or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The guidance is effective for annual reporting periods and interim periods within those years beginning after December 15, 2012. We adopted this guidance in the first quarter of fiscal 2013 as presented in Note 13.

3. Goodwill and Intangible Assets and Liabilities

Goodwill

Operating income for our retail stores segment has declined $19.6 million or 46% during the first nine months of fiscal 2013 compared to the same period last year. Due to recent trends impacting our retail stores segment, we qualitatively assessed the valuation of our retail segment reporting units. This qualitative assessment resulted in a determination that it was more likely than not that the fair value of these reporting units exceeded their carrying amount at November 2, 2013. If these trends continue through the remainder of the year and our forecast of future operating performance further declines, there is the potential for goodwill impairment related to our Gymboree Retail and Gymboree Outlet reporting units.

In addition, other significant adverse changes to our business environment or future cash flows could cause us to record additional impairment charges in future periods, which could be material. Our annual goodwill impairment test will be performed for our annual test date, which is November 30, 2013, which will be completed prior to filing our 10-K and the results of which will be reported in our Form 10-K for the fiscal year ending February 1, 2014.

During the 13 and 39 week periods ended October 27, 2012, we did not identify any impairment indicators for goodwill or other indefinite-lived intangible assets.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	November 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494		$567,494

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(36,400)	—
Below market leases	7,055	(3,908)	3,147
Co-branded credit card agreement	4,000	(1,804)	2,196
Franchise agreements	6,600	(2,693)	3,907

	54,055	(44,805)	9,250

Total other intangible assets	$621,549	$(44,805)	$576,744

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$9,366	$(7,265)

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494		$567,494

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(34,525)	1,875
Below market leases	7,055	(3,037)	4,018
Co-branded credit card agreement	4,000	(1,342)	2,658
Franchise agreements	6,600	(2,004)	4,596

	54,055	(40,908)	13,147

Total other intangible assets	$621,549	$(40,908)	$580,641

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$7,382	$(9,249)

	October 27, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,447		$567,447

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(30,569)	5,831
Below market leases	7,055	(2,693)	4,362
Co-branded credit card agreement	4,000	(1,189)	2,811
Franchise agreements	6,600	(1,774)	4,826

	54,055	(36,225)	17,830

Total other intangible assets	$621,502	$(36,225)	$585,277

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$6,613	$(10,018)

During the 13 week periods ended November 2, 2013 and October 27, 2012, we recorded net amortization income of approximately $0.3 million and $0.5 million, respectively, in cost of goods sold (“COGS”). During the 39 week periods ended November 2, 2013 and October 27, 2012, we recorded net amortization income of approximately $1.1 million and $1.5 million, respectively, in COGS.

During the 13 week periods ended November 2, 2013 and October 27, 2012, we recorded amortization expense of approximately $0.4 million and $4.3 million, respectively, in selling, general and administrative expenses (“SG&A”). During the 39 week periods ended November 2, 2013 and October 27, 2012, we recorded amortization expense of approximately $3.0 million and $13.0 million, respectively, in SG&A.

We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows for the remainder of fiscal 2013 and each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2013 (remaining 13 weeks)	$287	$(624)	$384	$47
2014	1,059	(2,023)	1,534	570
2015	835	(1,579)	1,534	790
2016	483	(1,428)	1,393	448
2017	342	(1,016)	332	(342)
2018 and remaining	141	(595)	926	472

4. Derivative Financial Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of these forward foreign exchange contracts is generally less than one year. These contracts are treated as cash-flow hedges. Amounts reported in accumulated other comprehensive income (loss) related to these forward foreign exchange contracts will be reclassified to cost of goods sold over a three-month period. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and foreign entities in Canada and Australia. The purpose of these contracts is to protect us from fluctuations in the exchange rates upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

We use interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. In December 2010, we paid approximately $12.1 million to enter into these interest rate caps. This premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23,

2016, as interest payments are made on the underlying Term Loan. During the 13 week periods ended November 2, 2013 and October 27, 2012, we reclassified approximately $0.3 million and $0.1 million respectively, from accumulated other comprehensive loss to interest expense. During the 39 week period ended November 2, 2013 and October 27, 2012, we reclassified approximately $0.7 million and $0.2 million respectively, from accumulated other comprehensive loss to interest expense. We estimate that approximately $1.8 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash-flow hedges (in thousands):

	November 2, 2013		February 2, 2013		October 27, 2012
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased Caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	3	3,420	6	6,377	3	3,922

Total	7	$703,420	10	$706,377	7	$703,922

In addition to the cash flow hedges above, as of November 2, 2013 and February 2, 2013, the Company had one forward foreign exchange contract with a notional amount of $0.4 million and $1.0 million, respectively, which was not designated as a hedge. We had no such forward foreign exchange contracts as of October 27, 2012.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands).

	November 2, 2013		February 2, 2013		October 27, 2012
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other Assets
Purchased Interest Rate Caps	$641	$—	$964	$—	$817	$—
Forward foreign exchange contracts	107	—	—	—	—	—
Accrued Liabilities
Forward foreign exchange contracts	—	—	—	18	—	41

Total	$748	$—	$964	$18	$817	$41

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) for the 13 and 39 weeks ended November 2, 2013 and October 27, 2012 (in thousands). No amounts were reclassified from accumulated other comprehensive loss into income as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness for either period.

	13 Weeks Ended November 2, 2013
	Gains /(Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains /(Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(546)	Interest expense	$(310)
Forward foreign exchange contracts	3	Cost of goods sold	137

Total	$(543)		$(173)

	13 Weeks Ended October 27, 2012
	Gains /(Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains /(Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(270)	Interest expense	$(69)
Forward foreign exchange contracts	(98)	Cost of goods sold	34

Total	$(368)		$(35)

	39 Weeks Ended November 2, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(323)	Interest expense	$(742)
Forward foreign exchange contracts	407	Cost of goods sold	191

Total	$84		$(551)

	39 Weeks Ended October 27, 2012
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(544)	Interest expense	$(182)
Forward foreign exchange contracts	(14)	Cost of goods sold	122

Total	$(558)		$(60)

In the tables above, for the 13 and 39 weeks ended October 27, 2012, the previously disclosed amounts of gain (loss) recognized in OCI for both the effective portion of our interest rate caps of ($201) and ($361), respectively, and the effective portions of our forward foreign exchange contracts of ($78) and ($25), respectively, have been corrected. These corrections had no impact on the accompanying condensed consolidated balance sheet or statements of operations and comprehensive income (loss).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of November 2, 2013, February 2, 2013 and October 27, 2012, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers into or out of Level 1 and Level 2 during the 13 and 39 weeks ended November 2, 2013 and October 27, 2012, or for the year ended February 2, 2013.

	November 2, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Interest rate caps	$—	$641	$—	$641
Forward foreign exchange contracts	—	107	—	107

Total	$—	$748	$—	$748

	February 2, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$17,297	$—	$—	$17,297
Interest rate caps	—	964	—	964

Total	$17,297	$964	$—	$18,261

Liabilities
Forward foreign exchange contracts	$—	$18	$—	$18

	October 27, 2012
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$19,030	$—	$—	$19,030
Interest rate caps	—	817	—	817

Total	$19,030	$817	$—	$19,847

Liabilities
Forward foreign exchange contracts	$—	$41	$—	$41

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

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of November 2, 2013, February 2, 2013, and October 27, 2012, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

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

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields of similar debt. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	November 2, 2013		February 2, 2013		October 27, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$767,668	$746,029	$767,455	$749,874	$792,383	$774,554
Notes	346,000	332,160	371,000	348,740	400,000	381,520

	$1,113,668	$1,078,189	$1,138,455	$1,098,614	$1,192,383	$1,156,074

We had no other financial assets or liabilities measured at fair value as of November 2, 2013, February 2, 2013, and October 27, 2012.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Our non-financial assets, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.

During each of the 13 weeks ended November 2, 2013 and October 27, 2012, we recorded an impairment charge of $0.5 million, related to assets for under-performing stores. During the 39 weeks ended November 2, 2013 and October 27, 2012, we recorded an impairment charge of $1.5 million and $1.4 million, respectively, related to assets for under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates.

These impairment charges are included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations.

6. Line of Credit

We have a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). As a result of this amendment, we recorded a loss on extinguishment of debt of $1.2 million during the first quarter of fiscal 2012 for the write-off of deferred financing costs related to the ABL. The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of November 2, 2013, there was $35.1 million of commercial and standby letters of credit outstanding and $24.0 million of borrowings outstanding.

As of November 2, 2013, availability under the ABL was approximately $165.9 million. There were borrowings of $79.0 million and repayments of $55.0 million during the 13 and 39 week periods ended November 2, 2013. Average borrowings outstanding under the ABL amounted to $10.6 million and $3.5 million, during the 13 and 39 week periods ended November 2, 2013, respectively. There were no borrowings during the 13 and 39 week periods ended October 27, 2012.

The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 7), subject to the satisfaction of certain conditions. Principal amounts outstanding under the ABL are due and payable in full in March 2017. Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of November 2, 2013, we were in compliance with these covenants. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. We and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

7. Long-Term Debt

Long-term debt consists of (in thousands):

	November 2, 2013	February 2, 2013	October 27, 2012
Senior secured term loan facility, net of discount of $1,434, $1,647 and $1,719	$767,668	$767,455	$792,383
9.125% senior notes	346,000	371,000	400,000

Long-term debt	$1,113,668	$1,138,455	$1,192,383

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 6. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of November 2, 2013, the interest rate under our Term Loan was 5%.

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

We calculated our excess cash flow using fiscal 2012 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during the first quarter of fiscal 2013. During fiscal 2012, we made one quarterly amortization payment of $2.1 million, prepaid $15.6 million of our Term Loan with our excess cash flow, and made a voluntary prepayment of $25.0 million. The excess cash flow payment made during fiscal 2012 was calculated based on fiscal 2011 operating results. We applied the voluntary prepayment and the excess cash flow prepayment toward our remaining quarterly amortization payments payable under the Term Loan in fiscal 2012 and applied the remainder of such prepayments toward our quarterly amortization payments payable under the Term Loan in fiscal 2013 through fiscal 2017. Future minimum principal payments on long-term debt excluding original issuance discount of $1.4 million as of November 2, 2013 are, as follows (in thousands):

Fiscal years
2013	$—
2014	—
2015	—
2016	—
2017	6,502
Thereafter	1,108,600

Total	$1,115,102

The Term Loan is presented net of the related original issue discount (“OID”). Accretion of OID is included in interest expense and was not material for the 13 and 39 weeks ended November 2, 2013 or October 27, 2012. The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. The Company and our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% senior notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, we will not be entitled to redeem the Notes at our option prior to December 1, 2014. The Notes are unsecured senior obligations of the Company. The Company and our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 18). During the third quarter of fiscal 2013, we repurchased Notes with an aggregate principal amount of $25 million for $24.8 million in cash through privately negotiated transactions. We recorded a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt. During the fourth quarter of fiscal 2012, we repurchased Notes with an aggregate principal amount of $29 million for $26.6 million in cash in privately negotiated transactions. We recorded a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

Interest expense was $20.5 million and $61.4 million for the 13 and 39 weeks ended November 2, 2013, including $1.8 million and $5.1 million, respectively, of amortization of deferred financing costs and accretion of OID. For the 13 and 39 weeks ended October 27, 2012, interest expense was $21.3 million and $64.2 million, respectively, including $1.7 million and $5.2 million, respectively, of amortization of deferred financing costs and accretion of OID.

8. Lease Incentives and Other Deferred Liabilities

Lease incentives and other deferred liabilities consist of the following (in thousands):

	November 2, 2013	February 2, 2013	October 27, 2012
Above market leases	$7,265	$9,249	$10,018
Deferred rent	14,493	11,269	10,074
Lease allowances	24,474	18,059	17,268
Other	3,540	1,527	1,595

Total	$49,772	$40,104	$38,955

9. Leases

During the third quarter of fiscal 2013, we outsourced the fulfillment of certain online customer orders to a third-party fulfillment center in Ohio, under an operating services agreement. The agreement provides us with warehousing, fulfillment and logistic services for Gymboree.com products for approximately $8.8 million per year commencing in the third quarter of fiscal 2013 and ending in the second quarter of fiscal 2019. Certain assets under the operating services agreement, including leasehold improvements, equipment and software, are treated as a capital lease which commenced in the third quarter of fiscal 2013 and ends in fiscal 2019. Assets recorded under capital lease were recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of the capital lease assets were included in the line item “Selling, general and administrative expenses” in our condensed consolidated statements of operations. As of the third quarter of fiscal 2013, the following assets under capital lease are included under the line “Property and equipment” in our condensed consolidated balance sheet (in thousands):

November 2, 2013
Leasehold improvements	$1,776
Furniture, fixtures and equipment	2,326

Total assets under capital lease	4,102
Less: Accumulated depreciation	(119)

Net assets under capital lease	$3,983

Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of the third quarter of fiscal 2013 are as follows (in thousands):

Fiscal Years	Capital Leases
2013	$210
2014	838
2015	838
2016	838
2017	838
Thereafter	1,714

Total minimum lease payments	5,276
Less amount representing interest	(1,252)

Total future minimum lease payments	4,024
Less current portion of obligation under capital lease	(492)

Obligations under capital lease, less current portion	$3,532

The Company capitalized asset retirement costs and recorded a related asset retirement obligation of $2.0 million on inception of the capital lease for restoration of the leased property to its original condition upon completion of the agreement. These items are included in the line “Leasehold improvements” and “Lease incentives and other deferred liabilities,” respectively in our condensed consolidated balance sheet. Total amortization and accretion expense related to the asset retirement obligation of the capital lease were not material for the third quarter of fiscal 2013.

10. Share-Based Compensation

2010 Equity Incentive Plan

Share-based compensation expense is included as a component of selling, general and administrative expenses. Share-based compensation expense consisted of the following (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Share-based compensation expense	$1,443	$303	$4,417	$3,220

2013 Gymboree China Phantom Equity Incentive Plan

Units awarded under the Company’s 2013 Gymboree China Phantom Equity Incentive Plan (the “Phantom Plan”) represent a hypothetical equity interest in Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs (“Gymboree HK”). The Company is a member of a related party group that controls Gymboree HK. Each award gives the holder of the award the conditional right to receive, in accordance with the terms of the Phantom Plan and the award, a specified interest in the value of the “Pool.” For this purpose, the “Pool” means an amount of cash equal to 10% of the amount by which the sum of the amount of cash and the fair market value of marketable securities, in each case, received by Bain Fund X, L.P. and its permitted transferees in respect of shares of common stock of Gymboree HK they beneficially own exceeds a number equal to $12 million plus the amount of any additional equity investment, whether direct or indirect, by the Bain Fund X, L.P. and its permitted transferees in Gymboree HK.

Under a form of award adopted under the Phantom Plan on September 12, 2013, each award will conditionally vest as to 20% of the Units subject to the award on each of the first five anniversaries of the date specified by the Plan administrator, subject to continued employment or service with the Company through the applicable anniversary.

Under that form of award, each award will only vest and become payable if a “Payment Event” (an occurrence of sale or a qualified IPO as defined in the Phantom Plan) occurs at a time when the award is outstanding. Upon the occurrence of a Payment Event, the Company is obligated to make a payment in cash to the holder of the award equal to the product of (i) the value of the Pool and (ii) (A) the number of conditionally vested Units that were outstanding under the participant’s award immediately prior to the Payment Event divided by (B) 1,000,000. All Units subject to the award will conditionally vest in full upon the occurrence of a “Sale” (as defined in the Phantom Plan). If the Payment Event is not a Sale, any portion of an award that is not then conditionally vested will remain eligible to conditionally vest in accordance with its original conditional vesting schedule. With respect to Units that conditionally vest after the occurrence of a Payment Event, if any, on the date such Units conditionally vest, the Company will make a payment in cash to the holder of the award equal to product of (i) the value of the Pool and (ii) (A) the number of Units that conditionally vested on such date divided by (B) 1,000,000.

During the third quarter of fiscal 2013, the compensation committee of the Board of Directors of the Company, which currently serves as the administrator of the Phantom Plan, granted 0.7 million awards under the Phantom Plan. Since payment is contingent upon a Payment Event, share-based compensation expense will be recorded on these awards in the period that a Payment Event occurs.

11. Dividend Payment to Parent

In the first and third quarters of fiscal 2013, we distributed in the form of a dividend to Giraffe Holding, Inc., our indirect parent holding company (“Parent”), $0.2 million and $0.6 million, respectively, which was used by Parent to repurchase shares of its stock. During the third quarter of 2013, we distributed $6.7 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund their equity investment in the VIE (see Note 17). No dividend was distributed during the 39 week period ended October 27, 2012.

12. Income Taxes

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $12.1 million as of November 2, 2013 will decrease by as much as $5.6 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

Accounting Standards Codification (“ASC”) 740 requires a valuation allowance to be established when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, our forecast of future taxable income and the dates on which any deferred tax assets are expected to expire, in evaluating whether a valuation allowance is required. As a result of weighing the available objective evidence and our evaluation as of November 2, 2013, we recorded an $18.4 million increase to income tax expense in order to establish a valuation allowance against certain deferred tax assets. As of November 2, 2013, February 2, 2013, and October 27, 2012, the total valuation allowance against deferred tax assets was $25.2 million, $4.4 million and $2.9 million, respectively. The valuation allowance as of November 2, 2013, represents a full valuation allowance against deferred tax assets in certain jurisdictions. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of November 2, 2013, we also concluded it is “more likely than not” that $5.9 million of our net deferred tax assets will be realized. However, this realization is not assured. The amount actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. If we determine that we will not realize all or part of these deferred tax assets, we will record an additional valuation allowance against our deferred tax assets and an associated charge to income tax expense in the period such determination is made.

13. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income (loss) (“OCI”), net of tax (in thousands):

	November 2, 2013	February 2, 2013	October 27, 2012
Foreign currency translation	$292	$808	$788
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,982, $3,982 and $4,301	(6,087)	(6,722)	(6,689)

Total accumulated other comprehensive loss	$(5,795)	$(5,914)	$(5,901)

Changes in accumulated OCI balance by component are shown below (in thousands):

	13 Weeks Ended November 2, 2013
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,216)	$328	$(4,888)

Other comprehensive loss recognized before reclassifications	(543)	8	(535)
Amounts reclassified from accumulated other comprehensive loss to earnings	173	—	173
Tax expense	(501)	—	(501)

Net current-period other comprehensive loss	(871)	8	(863)

Other comprehensive income attributable to noncontrolling interest	—	(44)	(44)

Ending balance	$(6,087)	$292	$(5,795)

	13 Weeks Ended October 27, 2012
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,480)	$697	$(5,783)

Other comprehensive (loss) income before reclassifications	(368)	91	(277)
Amounts reclassified from accumulated other comprehensive loss to earnings	35	—	35
Tax benefit	124	—	124

Net current-period other comprehensive (loss) income	(209)	91	(118)

Other comprehensive income attributable to noncontrolling interest	—	—	—

Ending balance	$(6,689)	$788	$(5,901)

	39 Weeks Ended November 2, 2013
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income (loss) recognized before reclassifications	84	(415)	(331)
Amounts reclassified from accumulated other comprehensive loss to earnings	551	—	551
Tax benefit	—	—	—

Net current-period other comprehensive income (loss)	635	(415)	220

Other comprehensive income attributable to noncontrolling interest	—	(101)	(101)

Ending balance	$(6,087)	$292	$(5,795)

	39 Weeks Ended October 27, 2012
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,579)	$754	$(5,825)

Other comprehensive (loss) income before reclassifications	(558)	34	(524)
Amounts reclassified from accumulated other comprehensive loss to earnings	61	—	61
Tax benefit	387	—	387

Net current-period other comprehensive (loss) income	(110)	34	(76)

Other comprehensive income attributable to noncontrolling interest	—	—	—

Ending balance	$(6,689)	$788	$(5,901)

14. Related Party Transactions

During the 13 and 39 week periods ended November 2, 2013, we sold inventory to a company controlled by Bain Capital for $0.7 million and $8.7 million, respectively, and purchased services from another company controlled by Bain Capital for $0.6 million and $1.8 million, respectively.

15. Commitments and Contingencies

During the third quarter of fiscal 2013, we outsourced the fulfillment of certain online customer orders to a third-party fulfillment center in Ohio, under an operating services agreement. The agreement provides us with warehousing, fulfillment and logistic services for Gymboree.com products for approximately $8.8 million per year commencing in the third quarter of fiscal 2013 and ending in the second quarter of fiscal 2019.

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

16. Segment Information

We have four reportable segments: retail stores, Gymboree Play & Music, International Retail Franchise, and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated by our chief operating decision maker. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. We believe that disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution center and shared corporate services) is included in the retail stores segment.

The following table provides the summary financial data of each reportable segment (in thousands):

	13 Weeks Ended November 2, 2013
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$295,969	$3,879	$5,791	$5,395	$(1,196)	$309,838
Operating income (loss)	8,786	1,836	2,430	(803)	20	12,269
Total assets	1,924,170	61,034	29,403	26,028	(1,470)	2,039,165

	13 Weeks Ended October 27, 2012
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$299,476	$6,320	$5,212	$3,123	$(2,613)	$311,518
Operating income (loss)	23,245	1,745	1,704	(23)	(84)	26,587
Total assets	2,013,305	60,369	30,349	14,504	(3,929)	2,114,598

	39 Weeks Ended November 2, 2013
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$853,422	$11,524	$17,318	$15,027	$(3,754)	$893,537
Operating income (loss)	22,657	5,284	7,499	(1,318)	54	34,176
Total assets	1,924,170	61,034	29,403	26,028	(1,470)	2,039,165

	39 Weeks Ended October 27, 2012
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$845,978	$17,522	$12,930	$8,322	$(6,731)	$878,021
Operating income (loss)	42,249	5,380	4,723	(1,889)	(198)	50,265
Total assets	2,013,305	60,369	30,349	14,504	(3,929)	2,114,598

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music and International Retail Franchise segments recorded intersegment revenues of $1.1 million and $0.1 million, respectively, for the 13 weeks ended November 2, 2013, and $3.4 million and $0.4 million, respectively, for the 39 weeks ended November 2, 2013. The Gymboree Play & Music and VIE segments recorded intersegment revenues of $0.5 million and $2.0 million, respectively, for the 13 weeks ended October 27, 2012 and $1.1 million and $5.5 million, respectively, for the 39 weeks ended October 27, 2012. There were no other material intersegment revenues.

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

Long-lived assets include net property and equipment, goodwill, other intangibles, deferred financing costs and other assets. The following tables provide the summary financial data of each of our two geographical segments, United States and international (in thousands):

	13 Weeks Ended
	November 2, 2013		October 27, 2012
	United States	International	United States	International
Net sales	$290,962	$18,876	$297,415	$14,103
Long-lived assets	1,671,918	59,747	1,686,209	52,485

	39 Weeks Ended
	November 2, 2013		October 27, 2012
	United States	International	United States	International
Net sales	$841,855	$51,682	$839,018	$39,003
Long-lived assets	1,671,918	59,747	1,686,209	52,485

17. Variable Interest Entities

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

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of November 2, 2013, February 2, 2013 and October 27, 2012 and the condensed consolidated statements of operations for the 13 and 39 weeks ended November 2, 2013 and October 27, 2012 (in thousands):

Condensed Consolidating Balance Sheets

	November, 2 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$13,743	$5,336	$—	$19,079
Other current assets	273,798	16,093	(1,470)	288,421

Total current assets	287,541	21,429	(1,470)	307,500
Non-current assets	1,727,065	4,599	1	1,731,665

Total assets	$2,014,606	$26,028	$(1,469)	$2,039,165

Current liabilities	$218,665	$7,916	$(1,294)	$225,287
Non-current liabilities	1,397,034	262	—	1,397,296

Total liabilities	1,615,699	8,178	(1,294)	1,622,583

Total stockholders’ equity	398,907	—	(175)	398,732
Noncontrolling interest	—	17,850	—	17,850

Total liabilities and stockholders’ equity	$2,014,606	$26,028	$(1,469)	$2,039,165

	February 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$27,223	$6,105	$—	$33,328
Other current assets	276,121	5,448	(4,465)	277,104

Total current assets	303,344	11,553	(4,465)	310,432
Non-current assets	1,730,865	1,916	—	1,732,781

Total assets	$2,034,209	$13,469	$(4,465)	$2,043,213

Current liabilities	$175,555	$9,244	$(4,223)	$180,576
Non-current liabilities	1,420,870	130	—	1,421,000

Total liabilities	1,596,425	9,374	(4,223)	1,601,576

Total stockholders’ equity	437,784	—	(242)	437,542
Noncontrolling interest	—	4,095	—	4,095

Total liabilities and stockholders’ equity	$2,034,209	$13,469	$(4,465)	$2,043,213

	October 27, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$34,721	$7,865	$—	$42,586
Other current assets	331,842	5,405	(3,929)	333,318

Total current assets	366,563	13,270	(3,929)	375,904
Non-current assets	1,737,460	1,234	—	1,738,694

Total assets	$2,104,023	$14,504	$(3,929)	$2,114,598

Current liabilities	$183,479	$10,658	$(3,740)	$190,397
Non-current liabilities	1,474,878	80	—	1,474,958

Total liabilities	1,658,357	10,738	(3,740)	1,665,355

Total stockholders’ equity	445,666	—	(189)	445,477
Noncontrolling interest	—	3,766	—	3,766

Total liabilities and stockholders’ equity	$2,104,023	$14,504	$(3,929)	$2,114,598

Condensed Consolidating Statements of Operations

	For the 13 Weeks Ended November 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$305,639	$5,395	$(1,196)	$309,838
Cost of goods sold	(185,116)	(1,297)	43	(186,370)
Operating expenses	(107,471)	(4,901)	1,173	(111,199)

Operating income (loss)	13,052	(803)	20	12,269
Other non-operating (expense) income	(21,140)	717	—	(20,423)

Loss before income taxes	(8,088)	(86)	20	(8,154)
Income tax expense	(15,917)	(327)	—	(16,244)

Net (loss) income	(24,005)	(413)	20	(24,398)
Net loss attributable to noncontrolling interest	—	413	—	413

Net loss attributable to The Gymboree Corporation	$(24,005)	$—	$20	$(23,985)

	For the 13 Weeks Ended October 27, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$311,008	$3,123	$(2,613)	$311,518
Cost of goods sold	(185,529)	(818)	432	(185,915)
Operating expenses	(98,785)	(2,328)	2,097	(99,016)

Operating income (loss)	26,694	(23)	(84)	26,587
Other non-operating (expense) income	(21,265)	81	—	(21,184)

Income before income taxes	5,429	58	(84)	5,403
Income tax benefit (expense)	776	(1,269)	—	(493)

Net income (loss)	6,205	(1,211)	(84)	4,910
Net loss attributable to noncontrolling interest	—	1,211	—	1,211

Net income attributable to The Gymboree Corporation	$6,205	$—	$(84)	$6,121

	For the 39 weeks Ended November 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$882,264	$15,027	$(3,754)	$893,537
Cost of goods sold	(538,591)	(3,868)	449	(542,010)
Operating expenses	(308,233)	(12,477)	3,359	(317,351)

Operating income (loss)	35,440	(1,318)	54	34,176
Other non-operating (expense) income	(62,163)	871	—	(61,292)

Loss before income taxes	(26,723)	(447)	54	(27,116)
Income tax expense	(9,202)	(253)	—	(9,455)

Net loss	(35,925)	(700)	54	(36,571)
Net loss attributable to noncontrolling interest	—	700	—	700

Net loss attributable to The Gymboree Corporation	$(35,925)	$—	$54	$(35,871)

	For the 39 weeks Ended October 27, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$876,430	$8,322	$(6,731)	$878,021
Cost of goods sold	(540,091)	(2,262)	947	(541,406)
Operating expenses	(283,987)	(7,949)	5,586	(286,350)

Operating income (loss)	52,352	(1,889)	(198)	50,265
Other non-operating (expense) income	(65,356)	98	—	(65,258)

Loss before income taxes	(13,004)	(1,791)	(198)	(14,993)
Income tax benefit (expense)	11,051	(1,044)	—	10,007

Net loss	(1,953)	(2,835)	(198)	(4,986)
Net loss attributable to noncontrolling interest	—	2,835	—	2,835

Net loss attributable to The Gymboree Corporation	$(1,953)	$—	$(198)	$(2,151)

18. Condensed Guarantor Data

The Company and its 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes. The following condensed consolidating financial information presents the financial position, results of operations and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in those of the non-guarantor subsidiaries.

Advance Pricing Agreement

During the third quarter of fiscal 2013, we established the terms of a bilateral Advance Pricing Agreement (“APA”) between the United States and Canadian tax authorities. The APA established a methodology for determining arm’s length transfer prices between our United States and Canadian subsidiaries. The APA required us to recalculate transfer prices from fiscal years 2007 through 2012 using this methodology. Consequently, in the third quarter of fiscal 2013, we recorded in our Canadian subsidiary, included in our condensed non-guarantor balance sheet, a $9.2 million increase to both our February 3, 2013 accumulated deficit and intercompany payable to our U.S. subsidiaries related to fiscal years 2007 through 2012. Correspondingly, in the third quarter of fiscal 2013, our U.S. subsidiaries, included in our condensed The Gymboree Corporation and guarantor balance sheets, recorded a $3.7 million and $5.5 million increase, respectively, in both our February 3, 2013 retained earnings and intercompany receivable from our Canadian subsidiary. These adjustments were eliminated on consolidation and do not impact our previously reported consolidated balance sheets and statements of operations.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of November 2, 2013
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$1,438	$3,381	$14,260	$—	$19,079
Accounts receivable, net of allowance	367	20,087	12,031	—	32,485
Merchandise inventories	—	216,605	6,231	(422)	222,414
Prepaid income taxes	1,478	—	337	—	1,815
Prepaid expenses	4,011	14,659	1,316	—	19,986
Deferred income taxes	—	15,295	864	(4,438)	11,721
Intercompany receivable	—	489,942	—	(489,942)	—

Total current assets	7,294	759,969	35,039	(494,802)	307,500
Property and Equipment, net	13,166	185,689	10,412	—	209,267
Goodwill	—	859,165	39,818	—	898,983
Other Intangible Assets	—	576,623	121	—	576,744
Deferred Financing Costs	34,067	—	—	—	34,067
Other Assets	21,321	2,142	13,696	(24,555)	12,604
Investment in Subsidiaries	1,985,248	—	—	(1,985,248)	—

Total Assets	$2,061,096	$2,383,588	$99,086	$(2,504,605)	$2,039,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,756	$77,192	$1,375	$—	$87,323
Accrued liabilities	38,548	66,832	8,092	—	113,472
Deferred income taxes	4,363	—	75	(4,438)	—
Line of credit	24,000	—	—	—	24,000
Current obligation under capital lease	—	492	—	—	492
Current portion of long-term debt	—	—	—	—	—
Intercompany payable	468,686	—	21,678	(490,364)	—

Total current liabilities	544,353	144,516	31,220	(494,802)	225,287
Long-Term Liabilities:
Long-term debt	1,113,668	—	—	—	1,113,668
Long-term obligation under capital lease	—	3,532	—	—	3,532
Lease incentives and other liabilities	4,343	47,638	10,207	—	62,188
Deferred income taxes	—	242,463	—	(24,555)	217,908

Total Liabilities	1,662,364	438,149	41,427	(519,357)	1,622,583
Total stockholders’ equity	398,732	1,945,439	39,809	(1,985,248)	398,732
Noncontrolling interest	—	—	17,850	—	17,850

Total liabilities and stockholders’ equity	$2,061,096	$2,383,588	$99,086	$(2,504,605)	$2,039,165

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of October 27, 2012
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$19,899	$9,209	$13,478	$—	$42,586
Accounts receivable, net of allowance	1,323	22,682	3,227	—	27,232
Merchandise inventories	—	249,825	5,969	(72)	255,722
Prepaid income taxes	3,582	714	869	—	5,165
Prepaid expenses	3,880	2,126	533	—	6,539
Deferred income taxes	26,593	12,576	—	(509)	38,660
Intercompany receivable	—	413,419	—	(413,419)	—

Total current assets	55,277	710,551	24,076	(414,000)	375,904
Property and Equipment, net	16,568	179,363	9,555	—	205,486
Goodwill	—	859,297	39,800	—	899,097
Other Intangible Assets	—	585,116	161	—	585,277
Deferred Financing Costs	43,018	—	—	—	43,018
Other Assets	13,706	1,667	5,260	(14,817)	5,816
Investment in Subsidiaries	1,960,041	—	—	(1,960,041)	—

Total Assets	$2,088,610	$2,335,994	$78,852	$(2,388,858)	$2,114,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,545	$82,299	$980	$—	$88,824
Accrued liabilities	38,259	54,872	8,442	—	101,573
Deferred income taxes	—	—	508	(508)	—
Intercompany payable	402,999	—	9,935	(412,934)	—

Total current liabilities	446,803	137,171	19,865	(413,442)	190,397
Long-Term Liabilities:
Long-term debt	1,192,383	—	—	—	1,192,383
Lease incentives and other liabilities	3,947	37,672	5,021	—	46,640
Deferred income taxes	—	250,752	—	(14,817)	235,935

Total Liabilities	1,643,133	425,595	24,886	(428,259)	1,665,355
Total Stockholders’ Equity	445,477	1,910,399	50,200	(1,960,599)	445,477
Noncontrolling interest	—	—	3,766	—	3,766

Total Equity	445,477	1,910,399	53,966	(1,960,599)	449,243

Total Liabilities and Stockholders’ Equity	$2,088,610	$2,335,994	$78,852	$(2,388,858)	$2,114,598

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$443	$287,574	$16,232	$(6,897)	$297,352
Gymboree Play & Music	—	2,808	4,013	—	6,821
Retail Franchise	—	5,665	—	—	5,665
Intercompany revenue	12,866	1,490	—	(14,356)	—

Total net sales	13,309	297,537	20,245	(21,253)	309,838
Cost of goods sold, including buying and occupancy expenses	(1,435)	(180,116)	(10,720)	5,901	(186,370)

Gross profit	11,874	117,421	9,525	(15,352)	123,468
Selling, general and administrative expenses	(14,271)	(103,254)	(9,090)	15,416	(111,199)

Operating (loss) income	(2,397)	14,167	435	64	12,269
Interest income	29	6	5	1	41
Interest expense	(20,421)	(62)	—	—	(20,483)
Loss on extinguishment of debt	(834)	—	—	—	(834)
Other (expense) income, net	(37)	(4)	894	—	853

(Loss) income before income taxes	(23,660)	14,107	1,334	65	(8,154)
Income tax (expense) benefit	(2,244)	(14,626)	626	—	(16,244)
Equity in earnings of affiliates, net of tax	1,919	—	—	(1,919)	—

Net (loss) income	(23,985)	(519)	1,960	(1,854)	(24,398)
Net loss attributable to noncontrolling interest	—	—	413	—	413

Net (loss) income attributable to The Gymboree Corporation	$(23,985)	$(519)	$2,373	$(1,854)	$(23,985)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$478	$291,922	$14,564	$(6,999)	$299,965
Gymboree Play & Music	—	5,801	589	—	6,390
Retail Franchise	—	5,163	—	—	5,163
Intercompany revenue	11,825	837	2,046	(14,708)	—

Total net sales	12,303	303,723	17,199	(21,707)	311,518
Cost of goods sold, including buying and occupancy expenses	(1,340)	(182,017)	(10,093)	7,535	(185,915)

Gross profit	10,963	121,706	7,106	(14,172)	125,603
Selling, general and administrative expenses	(11,440)	(95,197)	(6,394)	14,015	(99,016)

Operating (loss) income	(477)	26,509	712	(157)	26,587
Interest income	13	9	20	—	42
Interest expense	(21,312)	—	—	—	(21,312)
Other income, net	5	2	79	—	86

(Loss) income before income taxes	(21,771)	26,520	811	(157)	5,403
Income tax benefit (expense)	9,714	(8,172)	(2,035)	—	(493)
Equity in earnings of affiliates, net of tax	18,178	—	—	(18,178)	—

Net income (loss)	6,121	18,348	(1,224)	(18,335)	4,910
Net loss attributable to noncontrolling interest	—	—	1,211	—	1,211

Net income (loss) attributable to The Gymboree Corporation	$6,121	$18,348	$(13)	$(18,335)	$6,121

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,365	$831,597	$44,597	$(20,386)	$857,173
Gymboree Play & Music	—	8,132	11,277	—	19,409
Retail Franchise	—	16,955	—	—	16,955
Intercompany revenue	45,883	4,592	—	(50,475)	—

Total net sales	47,248	861,276	55,874	(70,861)	893,537
Cost of goods sold, including buying and occupancy expenses	(4,389)	(525,280)	(30,172)	17,831	(542,010)

Gross profit	42,859	335,996	25,702	(53,030)	351,527
Selling, general and administrative expenses	(49,249)	(295,002)	(26,150)	53,050	(317,351)

Operating (loss) income	(6,390)	40,994	(448)	20	34,176
Interest income	62	29	52	—	143
Interest expense	(61,290)	(62)	(1)	1	(61,352)
Loss on extinguishment of debt	(834)	—	—	—	(834)
Other (expense) income, net	(261)	(5)	1,017	—	751

(Loss) income before income taxes	(68,713)	40,956	620	21	(27,116)
Income tax benefit (expense)	19,834	(29,467)	178	—	(9,455)
Equity in earnings of affiliates, net of tax	13,008	—	—	(13,008)	—

Net (loss) income	(35,871)	11,489	798	(12,987)	(36,571)
Net loss attributable to noncontrolling interest	—	—	700	—	700

Net (loss) income attributable to The Gymboree Corporation	$(35,871)	$11,489	$1,498	$(12,987)	$(35,871)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(23,985)	$(519)	$1,960	$(1,854)	$(24,398)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(36)	—	(11)	55	8
Unrealized net loss on cash flow hedges, net of tax expense of $501	(871)	—	(191)	191	(871)

Total other comprehensive loss, net of tax	(907)	—	(202)	246	(863)

Comprehensive (loss) income	(24,892)	(519)	1,758	(1,608)	(25,261)
Comprehensive income attributable to noncontrolling interest	—	—	369	—	369

Comprehensive (loss) income attributable to The Gymboree Corporation	$(24,892)	$(519)	$2,127	$(1,608)	$(24,892)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income (loss)	$6,121	$18,348	$(1,224)	$(18,335)	$4,910

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	—	—	92	—	92
Unrealized net loss on cash flow hedges, net of tax benefit of $123	(123)	—	(85)	—	(208)

Total other comprehensive (loss) income, net of tax	(123)	—	7	—	(116)

Comprehensive income (loss)	5,998	18,348	(1,217)	(18,335)	4,794
Comprehensive loss attributable to noncontrolling interest	—	—	1,120	—	1,120

Comprehensive income (loss) attributable to The Gymboree Corporation	$5,998	$18,348	$(97)	$(18,335)	$5,914

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 39 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(35,871)	$11,489	$798	$(12,987)	$(36,571)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(516)	—	(456)	557	(415)
Unrealized net gain on cash flow hedges, net of tax benefit of $0	635	—	217	(217)	635

Total other comprehensive income (loss), net of tax	119	—	(239)	340	220

Comprehensive (loss) income	(35,752)	11,489	559	(12,647)	(36,351)
Comprehensive loss attributable to noncontrolling interest	—	—	599	—	599

Comprehensive (loss) income attributable to The Gymboree Corporation	$(35,752)	$11,489	$1,158	$(12,647)	$(35,752)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 39 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(2,151)	$29,725	$(154)	$(32,406)	$(4,986)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	—	—	33	—	33
Unrealized net loss on cash flow hedges, net of tax benefit of $386	(59)	—	(50)	—	(109)

Total other comprehensive loss, net of tax	(59)	—	(17)	—	(76)

Comprehensive (loss) income	(2,210)	29,725	(171)	(32,406)	(5,062)
Comprehensive loss attributable to noncontrolling interest	—	—	2,776	—	2,776

Comprehensive (loss) income attributable to The Gymboree Corporation	$(2,210)	$29,725	$2,605	$(32,406)	$(2,286)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(52,645)	$85,441	$(9,510)	$—	$23,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,648)	(30,438)	(3,127)	—	(35,213)
Other	—	11	(246)	—	(235)

Net cash used in investing activities	(1,648)	(30,427)	(3,373)	—	(35,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	45,535	(54,683)	9,148	—	—
Proceeds from ABL facility	79,000	—	—	—	79,000
Payments on ABL facility	(55,000)	—	—	—	(55,000)
Repurchase of notes	(24,760)	—	—	—	(24,760)
Payments on capital lease	—	(78)	—	—	(78)
Dividend payment to parent	(7,475)	—	—	—	(7,475)
Capital contribution received by noncontrolling interest	—	—	6,506	—	6,506

Net cash provided by (used in) financing activities	37,300	(54,761)	15,654	—	(1,807)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(280)	—	(280)

Net (decrease) increase in cash and cash equivalents	(16,993)	253	2,491	—	(14,249)
CASH AND CASH EQUIVALENTS:
Beginning of Period	18,431	3,128	11,769	—	33,328

End of Period	$1,438	$3,381	$14,260	$—	$19,079

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED OCTOBER 27, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(38,940)	$49,393	$1,426	$—	$11,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,881)	(28,372)	(1,649)	—	(31,902)
Investment in subsidiaries	(180)	—	—	180	—
Other	—	(159)	(425)	—	(584)

Net cash used in investing activities	(2,061)	(28,531)	(2,074)	180	(32,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	18,635	(18,040)	(595)	—	—
Payments on Term Loan	(17,698)	—	—	—	(17,698)
Payments of deferred financing costs	(1,347)	—	—	—	(1,347)
Investment by Parent	—	—	180	(180)	—
Investment by affiliate of Parent	2,400	—	—	—	2,400
Capital contribution received by noncontrolling interest	—	—	1,595	—	1,595

Net cash provided by (used in) financing activities	1,990	(18,040)	1,180	(180)	(15,050)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	333	—	333

Net (decrease) increase in cash and cash equivalents	(39,011)	2,822	865	—	(35,324)
CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	—	77,910

End of Period	$19,899	$9,209	$13,478	$—	$42,586

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of November 2, 2013 and October 27, 2012, and the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

December 16, 2013

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

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013, filed with the Securities and Exchange Commission on May 2, 2013 (the “Fiscal 2012 Annual Report”). We encourage you to read these risk factors disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of November 2, 2013, we operated a total of 1,319 retail stores, as follows: 633 Gymboree® stores (including 583 in the United States, 43 in Canada, 1 in Puerto Rico and 6 in Australia), 164 Gymboree Outlet stores (162 in the United States and 2 in Puerto Rico), 139 Janie and Jack® shops, and 383 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 708 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries. In addition, as of November 2, 2013, third-party overseas partners operated 71 Gymboree stores in the Middle East, South Korea, Latin America and China, including 19 Gymboree retail stores operated by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”). Gymboree China and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) are collectively referred to as the “VIEs.” Gymboree Tianjin provides various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China.

During the third quarter of fiscal 2013, we opened 21 new stores, of which 11 were Crazy 8 stores. In fiscal 2013, we plan to open approximately 85 stores consisting mostly of Crazy 8 stores.

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

Results of Operations

13 weeks ended November 2, 2013, compared to 13 weeks ended October 27, 2012

Net Sales

Net retail sales for the third quarter of fiscal 2013 decreased to $297.4 million from $300.0 million in the same period last year, a decrease of $2.6 million or 0.9%. Comparable store sales (including online sales) decreased by 4% in the third quarter of fiscal 2013 compared to the same period in the prior year. Comparable store sales (excluding online sales) decreased by 6% in the third quarter of fiscal 2013 compared to the same period in the prior year. Total net stores increased from 1,228 as of the third quarter of fiscal 2012 to 1,319 as of the third quarter of fiscal 2013. Total square footage increased from approximately 2.5 million square feet to approximately 2.7 million square feet from the third quarter of fiscal 2012 to the third quarter of fiscal 2013.

Gymboree Play & Music net sales for the third quarter of fiscal 2013 increased to $6.8 million from $6.4 million in the same period last year, an increase of $0.4 million or 6.7%. This increase was primarily due to increased equipment and product sales.

Retail franchise net sales for the third quarter of fiscal 2013 increased to $5.7 million from $5.2 million in the same period last year, an increase of $0.5 million or 9.7%. As of November 2, 2013, our third-party overseas partners operated 71 Gymboree stores in other countries, compared to 41 stores as of the end of the same period last year.

Gross Profit

Gross profit for the third quarter of fiscal 2013 decreased to $123.5 million from $125.6 million in the same period last year. As a percentage of net sales, gross profit for the third quarter of fiscal 2013 decreased 0.5 percentage points to 39.8% from 40.3% in the same period last year. The decrease in gross profit as a percentage of net sales was due to deleveraging of occupancy and buying expenses, partially offset by lower commodity prices (primarily cotton). As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which principally consist of non-occupancy store expenses, non-buying costs, corporate overhead, and distribution expenses, increased to $111.2 million in the third quarter of fiscal 2013 compared to $99.0 million in the same period last year. As a percentage of net sales, SG&A expenses increased 4.1 percentage points to 35.9% for the third quarter of fiscal 2013 from 31.8% in the same period last year due to a deleveraging of expenses on lower comparable store sales, investments in corporate infrastructure, a $3.1 million write off of abandoned assets, partially offset by lower amortization expense of acquisition-related intangibles.

Interest Expense

Interest expense decreased to $20.5 million in the third quarter of fiscal 2013 compared to $21.3 million in the same period last year. The decrease of $0.8 million is primarily related to the repayment of $42.7 million of our Term Loan in fiscal 2012, and a repurchase of an aggregate principal amount of $25 million and $29 million of our Notes in privately negotiated transactions in the third quarter of fiscal 2013 and during fiscal 2012, respectively.

Loss on Extinguishment of Debt

During the third quarter of fiscal 2013, we repurchased Notes in privately negotiated transactions with an aggregate principal amount of $25.0 million for $24.8 million in cash, which resulted in a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs.

Income Taxes

The effective tax rate for the third quarter of fiscal 2013 and 2012 was -199.2% and 9.1%, respectively. The change in effective tax rates was due to the impact of recording a valuation allowance in the third quarter of fiscal 2013 against applicable net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized (see Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report). The actual fiscal 2013 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2013, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

Weighing the available objective evidence, we concluded it is “more likely than not” that a portion of our net deferred tax assets will not be realized. As such, we increased our valuation allowance against certain net deferred tax assets by $18.4 million in the third quarter of 2013, compared to $0.2 million in the same period last year.

39 weeks ended November 2, 2013, compared to 39 weeks ended October 27, 2012

Net Sales

Net retail sales for the 39 weeks ended November 2, 2013 increased to $857.2 million from $847.2 million in the same period last year, an increase of $10.0 million or 1.2%. Comparable store sales (including online sales) decreased by 4% in the 39 weeks ended November 2, 2013 compared to the same period in the prior year. Comparable store sales (excluding online sales) decreased by 7% in the 39 weeks ended November 2, 2013 compared to the same period in the prior year. Total net stores increased from 1,228 as of the third quarter of fiscal 2012 to 1,319 as of the third quarter of fiscal 2013. Total square footage increased from approximately 2.5 million square feet to approximately 2.7 million square feet from the third quarter of fiscal 2012 to the third quarter of fiscal 2013.

Gymboree Play & Music net sales for the 39 weeks ended November 2, 2013 increased to $19.4 million from $18.0 million in the same period last year, an increase of $1.4 million or 7.9%. This increase was primarily due to increased equipment and product sales.

Retail franchise net sales for the 39 weeks ended November 2, 2013 increased to $17.0 million from $12.8 million in the same period last year, an increase of $4.2 million or 32.0%. As of November 2, 2013, our third-party overseas partners operated 71 Gymboree stores in other countries, compared to 41 stores as of the end of the same period last year.

Gross Profit

Gross profit for the 39 weeks ended November 2, 2013 increased to $351.5 million from $336.6 million in the same period last year. As a percentage of net sales, gross profit for the 39 weeks ended November 2, 2013 increased 1.0 percentage points to 39.3% from 38.3% in the same period last year. The increase in gross profit as a percentage of net sales was due to lower commodity prices (primarily cotton), partially offset by deleveraging of buying and occupancy expenses. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Selling, General and Administrative Expenses

SG&A increased to $317.4 million for the 39 weeks ended November 2, 2013 compared to $286.4 million in the same period last year. As a percentage of net sales, SG&A expenses increased 2.9 percentage points to 35.5% for the 39 weeks ended November 2, 2013 from 32.6% in the same period last year primarily due to a deleveraging of expenses on lower comparable store sales and investments in corporate infrastructure, partially offset by lower amortization expense of acquisition-related intangibles.

Interest Expense

Interest expense decreased to $61.4 million for the 39 weeks ended November 2, 2013 compared to $64.2 million in the same period last year. The decrease of $2.8 million is primarily related to the repayment of $42.7 million of our Term Loan in fiscal 2012 and a repurchase of an aggregate principal amount of $25 million and $29 million of our Notes in the third quarter of fiscal 2013 and during fiscal 2012, respectively.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for the 39 weeks ended November 2, 2013 decreased to $0.8 million from $1.2 million in the same period last year. During the third quarter of fiscal 2013, we repurchased Notes with an aggregate principal amount of $25.0 million for $24.8 million in cash, which resulted in a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs. During the 39 weeks ended October 27, 2012, we amended and restated our ABL Facility to, among other things, lower the interest rate and extend the maturity date, which resulted in a $1.2 million charge related to the write-off of deferred financing costs.

Income Taxes

The effective tax rate for the 39 weeks ended November 2, 2013 and October 27, 2012 was -34.9% and 66.7%, respectively. The change in effective tax rates was due to the impact of recording a valuation allowance in the third quarter of fiscal 2013 against applicable net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized (see Note 12 to the condensed consolidated financial statements included elsewhere in this quarterly report). The actual fiscal 2013 effective tax rate will ultimately depend on several variables, including the mix of earnings between domestic and international operations, our overall level of earnings in fiscal 2013, and the potential resolution of tax contingencies. Management believes that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty.

Weighing the available objective evidence, we concluded it is “more likely than not” that a portion of our net deferred tax assets will not be realized. As such, we increased our valuation allowance against certain net deferred tax assets by $20.8 million for the 39 weeks ended November 2, 2013, compared to $0.6 million in the same period last year.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $19.1 million at November 2, 2013, representing a decrease of $14.2 million from February 2, 2013. As of November 2, 2013 and February 2, 2013, cash and cash equivalents included $5.3 million and $6.1 million, respectively, held by the two entities that make up the VIEs, which we have determined to be variable interest entities of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 17 to the condensed consolidating financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of November 2, 2013 and February 2, 2013 was $82.2 million and $129.9 million, respectively.

Cash flows provided by operating activities

Net cash provided by operating activities for the 39 weeks ended November 2, 2013 and October 27, 2012 was $23.3 million and $11.9 million, respectively. The increase in cash provided by operating activities was primarily due to lower inventory purchases offset by a decrease in income.

Cash flows used in investing activities

Net cash used in investing activities for the 39 weeks ended November 2, 2013 was $35.4 million compared to $32.5 million in the same period last year, related primarily to the opening of new stores, relocation, remodeling and/or expansion of existing stores and information technology improvements.

Cash flows used in financing activities

Net cash used in financing activities for the 39 weeks ended November 2, 2013 was $1.8 million compared to $15.1 million in the same period last year. Net cash used in financing activities for the 39 weeks ended November 2, 2013, is primarily due to a repurchase of our Notes in privately negotiated transactions with $24.8 million in cash, a capital contribution of $7.5 million to Parent, partially offset by net proceeds of $24.0 million from our ABL and a capital contribution of $6.5 million to the VIEs made by their immediate corporate parent. Net cash used in financing activities for the 39 weeks ended October 27, 2012, is primarily due to the prepayment of $15.6 million of the Term Loan, quarterly principal payment of $2.1 million on our Term Loan and costs paid to refinance our ABL, partially offset by $4.0 million in capital contributions.

We have an $820 million Term Loan and a $225 million ABL Facility. As of November 2, 2013, $769.1 million was outstanding under the Term Loan and $24 million was outstanding under the ABL Facility. Amounts available under the ABL Facility are subject to customary borrowing base limitations and are reduced by letter of credit utilization. There was approximately $165.9 million of undrawn availability under the ABL Facility as of November 2, 2013. The Term Loan and ABL Facility also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains financial covenants. As of November 2, 2013, we were in compliance with these covenants.

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

We believe that cash generated by operations, the remaining funds available under our senior credit facilities (collectively, the “Senior Credit Facilities”), and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment, our existing cash and cash equivalents and net cash provided by operating activities may be insufficient. In addition we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations” in our Fiscal 2012 Annual Report. We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.

Critical Accounting Policies, Estimates and Judgments

As of November 2, 2013, we had goodwill of $899 million allocated to our reporting units. Goodwill is tested for impairment in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate that its carrying value may not be fully recoverable, by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

Operating income for our retail stores segment has declined $19.6 million or 46% during the first nine months of fiscal 2013 compared to the same period last year. Due to recent trends impacting our retail stores segment, we qualitatively assessed the valuation of our retail segment reporting units. This qualitative assessment resulted in a determination that it was more likely than not that the fair value of these reporting units exceeded their carrying amount at November 2, 2013. If these trends continue through the remainder of the year and our forecast of future operating performance further declines, there is the potential for goodwill impairment related to our Gymboree Retail and Gymboree Outlet reporting units.

Significant adverse changes to our business environment or future cash flows could cause us to record impairment charges in future periods, which could be material. Our annual goodwill impairment test will be performed for our annual test date, which is November 30, 2013, and will be completed prior to filing the 10-K, the results of which will be reported in our Form 10-K for the fiscal year ending February 1, 2014.

There have been no other material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2013.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

In the table below, we present Adjusted EBITDA (which is defined as net income (loss) before interest expense, interest income, income tax expense/benefit, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this quarterly report because we consider it an important supplemental measure of performance used by management and believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe that the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations.

The following table is a reconciliation of net loss to Adjusted EBITDA for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In thousands)

Net (loss) income attributable to The Gymboree Corporation	$(23,985)	$6,121	$(35,871)	$(2,151)
Reconciling items (a):
Interest expense	20,483	21,312	61,352	64,163
Interest income	(41)	(32)	(114)	(116)
Income tax expense (benefit)	15,917	(776)	9,202	(11,051)
Depreciation and amortization (b)	10,874	14,727	34,156	43,467
Non-cash share-based compensation expense	1,443	303	4,417	3,220
Loss on disposal/impairment on assets	3,712	827	5,583	2,090
Loss on extinguishment of debt	834	—	834	1,237
Other (c)	775	—	3,238	—
Acquisition-related adjustments (d)	3,890	4,409	11,882	13,288

Adjusted EBITDA	$33,902	$46,891	$94,679	$114,147

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net (loss) income attributable to The Gymboree Corporation.
(b) Includes the following (in thousands):

Amortization of intangible assets (impacts SG&A)	$383	$4,340	$3,025	$13,020
Amortization of below and above market leases (impacts COGS)	(348)	(406)	(1,110)	(1,442)

	$35	$3,934	$1,915	$11,578

(c) Other is comprised of a non-recurring change in reserves, restructuring charges, and executive-related hiring expenses.
(d) Includes the following (in thousands):

Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$2,217	$2,293	$6,675	$6,925
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	974	919	3,069	2,767
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	699	1,197	2,138	3,596

	$3,890	$4,409	$11,882	$13,288

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars.

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
	(in thousands, except weighted-average rate data)
November 2, 2013	$3,800	$107	0.97
February 2, 2013	$7,419	$(18)	1.00
October 27, 2012	$3,922	$(41)	0.99

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the outstanding Term Loan. We had $769.1 million outstanding under our Term Loan as of November 2, 2013, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of November 2, 2013, the interest rate under our Term Loan was 5%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan and the ABL also allow an aggregate of $200 million in uncommitted incremental facilities, bearing interest at variable rates. No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our Term Loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million. As of November 2, 2013, February 2, 2013, and October 27, 2012, accumulated other comprehensive loss included approximately $10.3 million, $10.7 million, and $11.0 million, respectively, in unrealized losses related to the interest rate caps.

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

Changes in Internal Control over Financial Reporting

During the third quarter of the Company’s fiscal 2013, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

Our Business Could Suffer if We Are Unsuccessful in Integrating and Operating our New Fulfillment Center

During the third quarter of fiscal 2013, we began to fulfill online customer orders to a third-party fulfillment center in Ohio, which we operate through an outsourced arrangement. The arrangement provides us with warehousing, fulfillment and logistic services for Gymboree.com online orders. The arrangement requires us to rely on a third party for critical business functions. If this third party is unable to successfully operate the fulfillment center under this arrangement, we may experience a material adverse effect on our business and operating results.

There have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2012 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. Other Information

None

Item 6. Exhibits

10.1	Consulting Agreement, dated as of October 3, 2013, by and among The Gymboree Corporation, Gymboree Holding, Ltd., Giraffe Holding, Inc., and Kip M. Garcia.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

December 16, 2013	By:	/s/ Mark Breitbard
Date		Mark Breitbard
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

10.1	Consulting Agreement, dated as of October 3, 2013, by and among The Gymboree Corporation, Gymboree Holding, Ltd., Giraffe Holding, Inc., and Kip M. Garcia.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 2, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.