Form 10-K
period 2014-02-01
GYMBOREE CORP
filed 2014-05-02
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED February 1, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER      000-21250

THE GYMBOREE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	94-2615258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Howard Street, San Francisco, California	94105 (Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]      No [X]

As of May 2, 2014, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE GYMBOREE CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. You can generally identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or other similar expressions. All statements we make relating to: future sales, the number of stores we expect to open, including through franchisees, costs and expenses, including our estimates and plans for capital expenditures in 2014, and gross profit percentages; the continuation of historical trends; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. Each forward-looking statement contained in this annual report is subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Applicable risks and uncertainties include, among others, those identified under “Item 1A, Risk Factors,” and elsewhere in this annual report. We encourage you to carefully read these risk factor disclosures. We caution investors not to place considerable reliance on the forward-looking statements contained in this annual report. These statements, like all statements in this annual report, speak only as of the date of this annual report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments, except as otherwise required by law.

PART I

Item 1. Business

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) is one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. Gymboree was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992.

As of February 1, 2014, we operated a total of 1,323 retail stores, as follows: 626 Gymboree® stores (including 576 in the United States, 43 in Canada, 1 in Puerto Rico and 6 in Australia), 167 Gymboree Outlet stores (165 in the United States and 2 in Puerto Rico), 140 Janie and Jack® shops, and 390 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 708 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries. In addition, as of February 1, 2014, third-party overseas franchisees operated 68 Gymboree stores in the Middle East, South Korea, Latin America and China, including 17 Gymboree retail stores operated by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”). Gymboree China and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) are collectively referred to as the “VIEs.” Gymboree Tianjin provides various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China. Third-party overseas franchisees also operated 3 Crazy 8 stores in the Middle East as of February 1, 2014.

Gymboree: As of February 1, 2014, we operated a total of 793 Gymboree stores (including 167 Gymboree Outlet stores), consisting of 741 stores (including 165 Gymboree Outlet stores) in the United States, 43 stores in Canada, 3 stores in Puerto Rico (including 2 Gymboree Outlet stores), and 6 stores in Australia. Gymboree stores offer fashionable, age-appropriate apparel and accessories for boys and girls characterized by mix and match colors, patterns and graphics, complex embellishments, comfort, functionality and durability in sizes newborn through 12. Gymboree Outlet stores provide similar high-quality mix-and-match children’s apparel and accessories in the same size ranges but at outlet prices.

Janie and Jack: As of February 1, 2014, we operated a total of 140 Janie and Jack® shops in the United States. Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls in sizes newborn through 12. Lush fabrics, a hand-made quality and details such as hand-embroidery, smocking and vintage prints are utilized to create classic looks. Shops have a European style reminiscent of a small Parisian boutique.

Crazy 8: As of February 1, 2014, we operated a total of 390 Crazy 8® stores in the United States. Crazy 8 stores provide wholesome age-appropriate fashion for boys and girls at initial price points approximately 25% to 30% lower than Gymboree. Through merchandise design, product presentation, store environment, customer service and packaging, Crazy 8 stores reflect an upscale store experience at value prices. Crazy 8 apparel is offered in sizes newborn through 14 and is intended to address a broader customer base than Gymboree.

Gymboree Play & Music: Gymboree Play & Music offers children ages newborn through five the opportunity to explore, learn and play in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts as well as birthday parties and developmental toys, books and music.

Our online stores offer the entire Gymboree, Janie and Jack and Crazy 8 product offerings, respectively. We fully integrate online stores with retail stores by offering substantially the same products, pricing and promotions. We also have a policy whereby retail stores order merchandise for customers from the online stores and we allow customers to return merchandise purchased online at traditional retail stores and vice versa.

Suppliers

The majority of our apparel is manufactured to our specifications by over 230 independent manufacturers located primarily in Asia (principally China (34%), Indonesia (19%), Bangladesh (15%), Vietnam (11%), and Cambodia (6%) for the fiscal year ended February 1, 2014). All product purchases are denominated in U.S. dollars. One buying agent manages a substantial portion of our inventory purchases (approximately 66% for the fiscal year ended February 1, 2014). We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. Factories typically undergo annual audits for social accountability by independent third parties. In addition, all of our products undergo a quality audit performed by independent third parties.

Seasonality and Competition

Our operations are seasonal in nature, with sales from retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2013, 2012 and 2011, the fourth quarter accounted for approximately 28%, 31% and 30%, respectively, of net sales from retail operations respectively.

Our apparel brands compete on a national level with BabyGap and GapKids (divisions of Gap Inc.), department stores operating in malls, outlet centers or street locations, discount retail chains such as Old Navy (a division of Gap Inc.), The Children’s Place, Wal-Mart, Target and Carter’s, as well as with a wide variety of local and regional specialty stores, with other retail chains, and with children’s retailers that sell their products by mail order, online or through outlet malls. The principal factors affecting competition for retail sales are product design, product quality, brand image, customer service and pricing. Our goal is to provide our customers with high-quality apparel at a price that reflects excellent value. We design and produce apparel exclusively for sale at our retail and online stores as well as for our third-party overseas franchisees.

Trademark and Service Marks

In the United States, we are the owner of a number of trademarks and service marks, including the trademarks and service marks “Gymboree,” “Janie and Jack,” “Crazy 8” and “Gymboree Play & Music,” and the trademarks “Gymbo” and “Gymbucks.” These marks and certain other of our marks are registered with the United States Patent and Trademark Office. The mark “Gymboree” is also registered, or is the subject of pending applications, in approximately 99 foreign countries. All other trademarks or service marks appearing in this annual report that are not identified as marks owned by us are the property of their respective owners. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. The Company’s rights in the “Gymboree,” “Janie and Jack” and “Crazy 8” marks and other marks are a significant part of its business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other material challenges to our right to use the “Gymboree,” “Janie and Jack” and “Crazy 8” marks in the United States.

We use a number of other trademarks, certain of which have been registered with the U.S. Patent and Trademark Office and in certain foreign countries. We believe that our registered and common-law trademarks have significant value to our business and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

Employees

As of February 1, 2014, we had approximately 6,072 full-time equivalents made up of 14,716 full and part-time employees. A significant number of seasonal employees are hired during each holiday selling season. None of our employees are represented by a labor union.

Segment and International Financial Information

Certain financial information about our reportable segments and international areas is set forth under the heading “Segment Information” in Note 20 to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Available Information

We currently make available on our website at www.gymboree.com, under “Company Information—Financial Resources & SEC filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such documents as soon as reasonably practicable after we electronically file or furnish such materials to the

U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC by calling the SEC at 1-800-SEC-0330. We also currently make available under “Company Information—Corporate Governance” our code of ethics as well as other documents and materials relating to corporate governance. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this annual report.

Item 1A. Risk Factors

Our financial performance is subject to various risks and uncertainties. The risks described below are those which we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition and results of operations. Furthermore, these risk factors represent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this annual report. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

As a result of the Transactions (as defined under “Item 6. Selected Financial Data”), we are highly leveraged. The following chart shows our indebtedness as of February 1, 2014:

February 1, 2014
($ in millions)
Term Loan(1)	$769.1
ABL Facility(1)	—
9.125% senior notes due 2018 (“Notes”)	346.0

Total indebtedness	$1,115.1

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

Our Senior Credit Facilities and the indenture governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, enter into sale-leaseback transactions, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. Further, our ability to comply with such covenants under the indenture may be affected by actions taken by the variable interest entities which we do not control, but the results of which we have consolidated into our financial statements and which are treated as restricted subsidiaries under the indenture governing the Notes (see Note 21 to the consolidated financial statements included elsewhere in this annual report). In addition to the foregoing covenants, under certain circumstances, the ABL Facility requires us to satisfy a financial test. Our ability to satisfy this test may be affected by events outside of our control.

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

Our ability to make cash payments on and to refinance our indebtedness and to fund planned capital expenditures depends on our ability to generate significant operating cash flow in the future. This ability is, to a significant extent, subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

Historically, a significant portion of our retail sales have been realized during the holiday season in November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns could result in lower-than-expected sales during these periods. Such circumstances could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plan for, in particular, the third or fourth quarter of any fiscal year could have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year in which sales are less concentrated. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of increased holiday business volume, a shortfall in expected sales during that period could result in a disproportionate decrease in our earnings.

Our business may be negatively impacted by consumer product safety laws, regulations or related legal actions.

Our products are subject to consumer product safety laws, as well as regulations and standards with respect to product quality and safety set by various U.S., state and international government regulatory authorities, including the Consumer Product Safety Commission. New consumer product safety laws or changes to existing laws and regulations may make certain products unsalable or require us to incur significant compliance costs, which could have a material adverse effect on our earnings. Our inability or that of our vendors or manufacturers, to comply on a timely basis with such laws and regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and earnings.

Although we currently test products sold in our stores and at our Gymboree Play & Music sites, we have in the past recalled and may in the future need to recall products that we determine may present safety issues. Any such recall would be costly. If we or the Consumer Product Safety Commission recall a product sold in our stores, we could incur significant expense, experience negative publicity and be forced to defend product liability lawsuits, any of which could have a material adverse effect on our reputation, financial position and earnings.

Increased production costs may adversely affect our results.

We are affected by inflation and changing prices primarily through purchasing products from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates. Increases in energy costs, which can be volatile, may also result in an increase in our transportation costs for distribution, utility costs for our stores and costs to purchase our products from suppliers. If our customers are resistant to paying higher prices for our products, and if we are unable to absorb increased costs of goods by reducing our manufacturing or supply chain costs or lowering our overall cost structure, our profitability may be materially adversely affected.

If we are unable to manage our inventory effectively, our gross margins could be adversely affected.

We normally order merchandise and enter into contracts for the purchase and manufacture of inventory, up to nine months in advance of the applicable selling season and frequently before trends are known. In addition, our business requires us to carry a significant amount of inventory especially prior to the peak holiday selling season. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of merchandise purchases. If sales do not meet expectations, too much inventory may cause excessive markdowns and, therefore, lower than planned margins. Conversely, if we underestimate consumer demand for our merchandise, particularly higher volume styles, or if our manufacturers fail to supply quality products in a timely manner, we may experience inventory shortages, which might result in lost sales, a negative impact on our customer relationships and/or diminished brand loyalty.

Our business may be harmed by additional U.S. regulation of foreign trade or delays caused by additional U.S. customs requirements.

Our business is subject to the risk that the United States may adopt additional regulations relating to imported apparel products, including duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional U.S. quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and operating results. If the U.S. government imposes any such charges or restrictions, our supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results. Unforeseen delays in customs clearance of any goods could have a material adverse effect on our ability to deliver complete shipments to our stores in a timely manner, which in turn could have a material adverse effect on our business and operating results.

Competition and the strength of our competitors may impair our ability to maintain or grow our sales and adversely affect our operating results.

The apparel segment of the specialty retail industry is highly competitive, and retailers are constantly adjusting their promotional activity and pricing strategies in response to changing conditions. E-commerce, including online flash sale sites and mobile applications, is rapidly evolving and, if we do not keep pace, our business, prospects and results of operations could be adversely affected. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our Gymboree, Janie and Jack and Crazy 8 brands compete on a national level with BabyGap and GapKids (divisions of Gap Inc.), department stores operating in malls, outlet centers or street locations, discount retail chains such as Old Navy (a division of Gap Inc.), The Children’s Place, Wal-Mart, Target and Carter’s, as well as a wide variety of local and regional specialty stores, other retail chains, and children’s retailers that sell their products by mail order, online or through outlet malls. Many of these competitors are larger than us and have substantially greater financial, marketing and other resources. Increased competition may reduce sales and gross margins, and increase operating expenses, each of which could have a material adverse effect on our operating results.

Because we purchase our products abroad, our business is subject to heightened risks associated with international business.

Our products are currently manufactured to our specifications by independent factories located primarily in Asia. As a result, our business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, exposure to liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act and similar laws and regulations in other jurisdictions, currency fluctuations, adverse conditions such as epidemics, natural disasters, wars, acts of terrorism, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. We cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to deliver products into our stores in a timely manner. If even a small portion of our current foreign manufacturing sources or textile mills were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position. If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any vendor would allocate sufficient capacity to us in order to meet our requirements.

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

There has been significant volatility in the value of the U.S. dollar against other foreign currencies in the recent past. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas (primarily from China, Indonesia, Bangladesh, Vietnam, and Cambodia). Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our apparel by making their purchases of raw materials more expensive and more difficult to finance. Such fluctuations could have a material adverse effect on our business and earnings as a result.

We are dependent on two facilities for distribution of our merchandise.

We handle merchandise distribution for all of our stores, including our online stores, other than for www.gymboree.com, from a single facility in Dixon, California. If we are not able to distribute merchandise to our stores or customers due to exceeding our capacity at the distribution facility (such as due to a high level of demand during peak periods), natural disasters, accidents, system failures, disruptions or other events, our sales could decline which may have a materially adverse effect on our earnings, financial position and our reputation. In addition, we use an automated unit sortation system to manage the order processing for our Crazy 8 and Janie and Jack direct-to-consumer businesses. In the event that this unit sortation system becomes inoperable for any reason, we would not be able to ship all direct-to-consumer orders in the timely manner that our customers expect. As a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact sales and profitability.

During the third quarter of fiscal 2013, we began to fulfill online customer orders for www.gymboree.com through a third-party fulfillment center in Ohio, which we operate through an outsourced arrangement. The arrangement provides us with warehousing, fulfillment and logistics services for these online orders. The arrangement requires us to rely on a third party for critical business functions. If this third party is unable to successfully operate the fulfillment center under this arrangement, we may experience a material adverse effect on our business and operating results.

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

We rely on third parties for critical functions involving credit card processing and store communications. These third parties may experience financial difficulties or business disruptions that could adversely affect their ability to perform their contractual obligations to us, including their obligations to comply with Payment Card Industry (“PCI”) data security standards. Any such failure to provide services to us or to comply with PCI security requirements could negatively affect our reputation and impact our internal communications systems, including our ability to accept payment cards, which could have an adverse impact on business operations and lead to lower sales. Although we believe that other vendors could be identified and retained to provide these services, we may not find an adequate replacement timely, which could result in a material adverse effect on our business and operating results and adverse publicity.

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

The successful operation of our online businesses depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, loss of internet connectivity, inadequate system capacity, system issues, computer viruses, human error, changes in programming, credit card fraud, natural disasters or adverse weather conditions. Our online businesses are generally vulnerable to additional risks and uncertainties associated with the Internet, including changes in required technology and other technical failures, as well as changes in applicable federal and state regulations, security breaches, and consumer privacy concerns. Problems in any of these areas could result in a reduction in sales, increased costs and damage to our reputation and brands.

Our business may be harmed if our or our vendors’ computer network security or any of the databases containing customer or other personal information maintained by us or our third-party providers is compromised.

We collect, store and transmit proprietary or confidential information regarding our customers, employees, job applicants, and others, including credit card information and personal identification information. The protection of customer, employee and company data in the information technology systems we utilize (including those maintained by third-party providers) is critical. Despite the efforts by us and our vendors to secure computer networks utilized for our business, security could be compromised, confidential information, such as customer credit card numbers or other personally identifiable customer information we or our vendors collect, could be misappropriated, or system disruptions could occur. In addition, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect transaction or other data being breached or compromised. In addition, data and security breaches could also occur as a result of non-technical issues, including intentional or inadvertent breach by our employees or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Any compromise or breach of our or our vendors’ computer network security could result in a violation of applicable privacy and other laws, costly investigations and litigation, as well as potential regulatory or other actions by governmental agencies and harm to our brand, business and results of operation. As a result of any of the foregoing, we could experience adverse publicity, loss of sales, the cost of remedial measures, and/or significant expenditures to reimburse third parties for damages, which could adversely impact our results of operations.

Failure by us or our vendors to comply with the security requirements or rectify a security issue may result in fines and the imposition of restrictions on our ability to accept payment cards, which could adversely affect our operations. There can be no assurance that we will be able to satisfy PCI security standards. In addition, PCI is controlled by a limited number of vendors that have the ability to impose changes in PCI’s fee structure and operational requirements without negotiation. Such changes in fees and operational requirements may result in our failure to comply with PCI security standards, as well as significant unanticipated expenses.

Our ability to successfully implement significant information technology systems is critical to our business.

We rely on our existing management information systems, including software programs, in operating and monitoring all major aspects of our business, including sales, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems.

Our information technology infrastructure is in regular need of upgrades, which we plan to continue to implement. Such technology systems changes are complex and could cause disruptions that may adversely affect our business, such as when our new or upgraded systems fail to perform adequately. While we strive to ensure the orderly implementation of various information technology systems, we may not be able to successfully execute these changes without incurring a significant disruption to our business. Even if we are successful with implementation, we may not achieve the expected benefits from these initiatives, despite having expended significant capital. We may also determine that additional investment is required to bring our systems to their desired state, which could result in a significant investment of additional time and money and increased implementation risk. Furthermore, we intend to rely on third parties to fulfill contractual obligations related to some of these system upgrades. Failure of these third parties to fulfill their contractual obligations could lead to significant expenses or losses due to a disruption in business operations.

We must timely and effectively deliver merchandise to our stores and customers.

We cannot control all of the various factors that might affect our fulfillment rates for online sales and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments to and from stores and reliable data regarding the timing of those shipments. In addition, we are heavily dependent upon two carriers for the delivery of our merchandise to online customers. Labor disputes, union organizing activity, inclement weather, natural disasters and acts of terrorism could affect those carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and reduce sales.

Fluctuations in comparative store sales and results of operations could cause our business performance to decline substantially.

Our results of operations for our individual stores have fluctuated in the past and can be expected to continue to fluctuate in the future. Numerous factors affect our comparable store sales, including, among others, merchandise assortment, retail prices, fashion trends, weather conditions, mall traffic, the retail sales environment, calendar shifts of holidays or seasonal periods, timing of promotional events, macro-economic conditions, fuel costs and our success in executing our business strategies.

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

The loss of our key buying agent or one or more of our suppliers could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

One buying agent manages a substantial portion of our inventory purchases (approximately 66% in fiscal year 2013). The loss of this buying agent could result in delays in procuring inventory, which could result in a material adverse effect on our business and operating results. In addition, we have no long-term contracts with suppliers and typically transact business on an order-by-order basis, which provides us little pricing protection and could make it easier for a supplier to stop supplying us.

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

Many of our team members are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation and changing demographics. In addition, our labor costs are influenced by health care and workers’ compensation costs, both of which have been rising in recent years. Legislative and private sector initiatives regarding healthcare reform could also result in significant changes to the U.S. healthcare system. Any increase in labor costs may adversely impact our profitability, or, if we fail to pay such higher wages, we could suffer increased employee turnover. Excessive store employee turnover will result in higher employee costs associated with finding, hiring and training new store employees. If we cannot hire enough qualified employees, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak season or certain high-volume events, our customer service levels and our operations could be negatively impacted.

Our growth strategy includes the addition of a significant number of new stores each year. We may not be able to implement this strategy successfully, on a timely basis, or at all.

Our growth will largely depend on our ability to successfully open and operate new stores. We intend to continue to open new stores in future years. The success of this strategy is dependent upon, among other things, the retail environment, the identification of suitable markets and sites for store locations, the negotiation of acceptable lease terms, the hiring, training and retention of competent sales personnel, our ability to complete construction within planned timelines and budgets and the effective management of inventory to meet the needs of new and existing stores on a timely basis. Our expansion also will place increased demands on our operational, managerial and administrative resources. These increased demands could cause us to operate our business less effectively, which in turn could cause deterioration in the financial performance of our existing stores. In addition, to the extent that our new store openings are in existing markets, we may experience reduced net sales volumes in existing stores in those markets. We expect to fund our expansion of Company-owned stores through cash flow from operations and, if necessary, by borrowings under our ABL Facility; however, if we experience a decline in performance, we may slow or discontinue store openings. We may not be able to execute any of these strategies successfully, on a timely basis, or at all. If we fail to implement these strategies successfully, our financial condition and results of operations would be adversely affected.

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

We have entered into franchise agreements with unaffiliated third parties to operate stores in certain countries in the Middle East, South Korea and Latin America and with our affiliate (which we do not control) to operate stores in China. Under these agreements, third parties operate stores that sell apparel, purchased from us, primarily under the Gymboree name. We have limited experience managing apparel retail franchise relationships and these arrangements may ultimately not be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our international expansion efforts. The effect of these arrangements on our business and operating results is uncertain and will depend upon various factors, including the demand for our products in new markets and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these parties do not operate their stores in a manner consistent with our requirements regarding our Gymboree brand identity and customer experience standards, the value of our Gymboree brand could be impaired. A failure to protect the value of our Gymboree brand or any other harmful acts or omissions by a franchisee could have an adverse effect on our operating results and our reputation.

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

We own a 444,000 square-foot distribution center on approximately 31 acres in Dixon, California, which we use to distribute our products, except for www.gymboree.com customer orders. We also lease an additional 200,000 square feet of warehouse space in Dixon to supplement the Company-owned distribution center’s storage and processing capacity. This lease expires in June 2014.

During the third quarter of fiscal 2013, we outsourced the fulfillment of certain online customer orders to a third-party fulfillment center in Ohio, under an operating services agreement, which ends in the second quarter of fiscal 2019. The agreement provides us with approximately 314,000 square feet of leased space used for warehousing, fulfillment and logistics services for www.gymboree.com products.

As of February 1, 2014, our 1,323 stores included an aggregate of approximately 2,740,000 square feet of space. Store leases typically have 10-year terms and typically include a termination clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 142, 111 and 134 store leases will come up for renewal during fiscal 2014, 2015 and 2016, respectively. We are also in the process of negotiating lease terms for approximately 80 stores currently operating under month-to-month terms. As of February 1, 2014, we also operated 6 Gymboree Play & Music corporate-owned sites in California, Florida and Arizona under leases that expire between fiscal 2014 and fiscal 2017. See Note 19 to the consolidated financial statements included elsewhere in this annual report.

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

During fiscal 2013 and fiscal 2012, we paid cash dividends on our common stock in aggregate amounts of $7.6 million and $3.3 million, respectively, to Parent. We do not have an established annual dividend policy. We may issue dividends to our shareholders from time to time, but are under no obligation to do so, and would do so only to the extent permitted under financing documents and approved by our Board of Directors.

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data at the dates and for the periods indicated below and has been derived from our historical audited consolidated financial statements.

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

	Successor						Successor		Predecessor
	Fiscal Year Ended										Fiscal Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012		November 23, 2010 to January 29, 2011		January 31, 2010 to November 22, 2010		January 30, 2010
Statement of operations data (in thousands):
Net sales:
Retail	$	1,197,176	$	1,234,993	$	1,164,171	$	244,287	$	814,863	$	1,001,527
Gymboree Play & Music		25,685		23,941		13,885		2,814		10,847		13,384
Retail Franchise		21,708		16,730		10,232		447		925		-
Other		-		-		-		-		248		-

Total net sales		1,244,569		1,275,664		1,188,288		247,548		826,883		1,014,911
Cost of goods sold, including buying and occupancy expenses		(768,555)		(794,272)		(728,346)		(184,483)		(431,675)		(535,005)

Gross profit		476,014		481,392		459,942		63,065		395,208		479,906
Selling, general and administrative expenses		(443,923)		(411,742)		(380,141)		(78,843)		(307,361)		(316,268)
Goodwill and intangible asset impairment		(157,189)		-		(28,300)		-		-		-

Operating (loss) income		(125,098)		69,650		51,501		(15,778)		87,847		163,638
Interest income		186		177		168		36		295		728
Interest expense		(81,558)		(85,640)		(89,807)		(17,387)		(248)		(243)
Loss on extinguishment of debt		(834)		(214)		(19,563)		-		-		-
Other income (expense), net		(503)		(12)		(109)		53		119		610

(Loss) income before income taxes		(207,807)		(16,039)		(57,810)		(33,076)		88,013		164,733
Income tax benefit (expense)		1,456		5,636		6,626		10,032		(36,449)		(62,814)

Net (loss) income		(206,351)		(10,403)		(51,184)		(23,044)		51,564		101,919
Net loss attributable to noncontrolling interest		3,324		2,561		5,839		-		-		-

Net (loss) income attributable to The Gymboree Corporation	$	(203,027)	$	(7,842)	$	(45,345)	$	(23,044)	$	51,564	$	101,919

Cash flows (in thousands):
Net cash provided by operating activities	$	74,871	$	73,794	$	91,545	$	21,080	$	90,951	$	176,595
Net cash used in investing activities		(53,126)		(48,693)		(38,212)		(1,833,408)		(43,452)		(39,579)
Net cash (used in) provided by financing activities		(16,634)		(69,926)		(7,723)		1,648,690		(110,655)		(21,535)
Capital expenditures		(52,632)		(47,851)		(36,565)		(5,054)		(42,214)		(39,579)

Balance sheet data (in thousands):
Cash and cash equivalents	$	39,429	$	33,328	$	77,910	$	32,124	$	*	$	257,672
Accounts receivable, net		21,882		27,542		27,277		13,669		*		9,911
Working capital		68,275		129,856		169,879		113,936		*		287,348
Property and equipment, net		206,308		205,325		202,152		212,491		*		205,461
Total assets		1,840,104		2,043,213		2,113,787		2,088,125		*		636,130
Total debt		1,113,742		1,138,455		1,211,800		1,215,991		*		-
Total equity		249,142		441,637		448,639		485,811		*		438,753

Operating data (a):
Number of stores at end of period		1,323		1,262		1,149		1,065		1,062		953
Net sales per gross square foot at period-end (b)	$	434	$	476	$	499	$	114	$	380	$	529
Net sales per store (c)	$	899,489	$	975,734	$	1,011,940	$	229,000	$	762,000	$	1,043,000

Comparable store net sales (a) (d):
Including comparable online sales		-6%		-2%		4%		*		*		-4%
Excluding comparable online sales		-8%		-4%		3%		*		*		-6%

Other financial data (in thousands):
Adjusted EBITDA (e)	$	119,672	$	161,845	$	192,585	$	57,912	$	179,040	$	221,348

*	Information not available for this period.
(a)	Operating data and comparable store net sales excludes retail stores operated by third-party overseas franchisees and the VIE-operated Gymboree retail stores in China.
(b)	Equals net sales from the Company’s retail stores and online stores, divided by total square feet of store space as of each date presented.
(c)	Equals net sales from the Company’s retail stores and online stores, divided by stores open as of each date presented.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements. Our actual results could differ materially from results that may be expressed or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors,” and those discussed elsewhere in this report. We undertake no obligation to update or revise forward-looking statements in order to reflect events or circumstances that may subsequently arise or otherwise, except as may be required by law.

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of February 1, 2014, we operated a total of 1,323 retail stores and online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs under the Gymboree Play & Music brand at 708 franchised and Company-operated centers in the United States and 41 other countries. In addition, as of February 1, 2014, third-party overseas franchisees operated 68 Gymboree retail stores in the Middle East, South Korea, Latin America and China, including 17 VIE-operated Gymboree retail stores in China. Third-party overseas franchisees also operated 3 Crazy 8 stores in the Middle East as of February 1, 2014.

The following table summarizes store openings and closures by brand and country for fiscal year ended February 1, 2014 (“fiscal 2013”). Note that (i) all Janie and Jack and Crazy 8 stores are in the United States, and (ii) retail stores operated by third-party overseas franchisees and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of	Store	Store	Store Count as of
	February 2, 2013	Openings	Closures	February 1, 2014
Gymboree US	588	7	(19)	576
Gymboree Canada	42	1	-	43
Gymboree Australia	6	-	-	6
Gymboree Puerto Rico	1	-	-	1

Total Gymboree	637	8	(19)	626

Gymboree Outlet	158	8	(1)	165
Gymboree Outlet
Puerto Rico	2	-	-	2

Total Gymboree Outlet	160	8	(1)	167

Janie and Jack	133	11	(4)	140
Crazy 8	332	58	-	390

Total	1,262	85	(24)	1,323

In fiscal 2014, we plan to continue to execute on our vision to reach every mom in America and moms around the world with our multi-tiered portfolio of brands. As part of our strategy, we plan to open approximately 50 new stores in fiscal 2014, distributed fairly evenly across the brands, and close approximately 25 to 30 stores. We expect our international franchise partners to open approximately 15 to 20 franchise stores in fiscal 2014.

Our year-end is on the Saturday closest to January 31. Fiscal 2012, which included 53 weeks, ended on February 2, 2013. Fiscal 2013, 2011 and 2010, which included 52 weeks each, ended on February 1, 2014, January 28, 2012 and January 29, 2011, respectively. Management estimates that the 53rd week of fiscal 2012 did not contribute a material amount to income from continuing operations.

Effect of the Merger

On November 23, 2010 (the “Transaction Date”), we completed a merger (the “Merger”) with Giraffe Acquisition Corporation (“Acquisition Sub”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc. (“Parent”), and Acquisition Sub, a wholly owned subsidiary of Parent, with the Merger funded through a combination of debt and equity financing (collectively, the “Transactions”). The application of purchase accounting as a result of the Merger required the adjustment of our assets and liabilities to their fair value, which resulted in an increase in amortization expense related to intangible assets acquired as a result of the Merger. Also, as a result of the Transactions, our borrowings and interest expense significantly increased. The excess of purchase price over the estimated fair value of our net assets and identified intangible assets was allocated to goodwill. Our indefinite-lived intangible assets and goodwill are subject to periodic tests for impairment. The subsection “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” below shows other purchase accounting adjustments that affected fiscal 2013, 2012 and 2011, as well as a reconciliation of such measures to net income (loss).

Critical Accounting Policies

Critical accounting policies are those accounting policies and estimates that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies and estimates applicable to the Company as of the date of the completion of the audit for the fiscal year ended February 1, 2014 with the Company’s Audit Committee.

Goodwill

In connection with the Merger (as defined under “Effect of the Merger” above), we allocated goodwill to our reporting units, which we concluded were the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. As of February 1, 2014, we had goodwill of $758.8 million related to the Merger. Goodwill is tested for impairment at the end of our tenth fiscal period each year, by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

Based on the results of the first step of the Company’s impairment test performed during the fourth quarter of fiscal 2013, we determined that the fair value of the Janie and Jack, Gymboree Play & Music and International Retail Franchise reporting units each exceeded their carrying values by at least 20%. We also determined that the fair value of the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units, components of the retail stores reporting segment, were below their carrying values. As a result, in the fourth quarter of fiscal 2013, we recorded a goodwill impairment charge of $85.3 million, $38.8 million and $16.1 million for the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units, respectively (see Note 3 to the consolidated financial statements included elsewhere in this annual report). The impairment of goodwill was primarily driven by weak results in fiscal 2013, particularly in the fourth quarter.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. We do not amortize intangible assets with indefinite useful lives. We perform an annual impairment assessment each year at the end of our tenth fiscal period for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist and indicate it is more likely than not that the carrying value of the assets may not be recoverable. Our annual impairment test of indefinite-lived intangible assets was performed during the fourth quarter of fiscal 2013. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the discounted future cash flows that the asset is expected to generate using the relief from royalty method. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Calculating the fair value of indefinite-lived intangible assets requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows, royalty rates or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our indefinite-lived intangible assets. In the fourth quarter of fiscal 2013, we recorded an impairment charge of $17.0 million related to trade names in our retail segment (see Note 3 to the consolidated financial statements included elsewhere in this annual report). The impairment of indefinite-lived intangibles was primarily driven by weak results in fiscal 2013, particularly in the fourth quarter.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. As of fiscal year-end 2013 and 2012, total valuation allowance against certain deferred tax assets was $31.9 million and $4.4 million, respectively. Based on the weight of the positive and negative evidence, including cumulative losses over the prior 12 quarters, the Company concluded in the third quarter of fiscal 2013 that it was not more-likely-than-not that its net of deferred tax assets after excluding indefinite lived deferred tax liabilities would be realized for the federal, California and other combined and consolidated state jurisdictions, and recorded a valuation allowance equal to the net deferred tax assets excluding indefinite lived deferred tax liabilities. A valuation allowance has not been established for certain foreign and state jurisdictions. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. As of fiscal year-end 2013 and 2012, we had unrecognized tax benefits of $6.6 million and $8.6 million, respectively. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and record an adjustment when the future estimated selling price is less than cost. We take a physical count of inventories in all stores once a year and in some stores twice a year, and perform cycle counts throughout the year in our Dixon distribution center. We performed a physical count of inventories at our new Ohio distribution center in the fourth quarter of fiscal 2013. We record an inventory shrink adjustment based upon physical counts and also provide for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Our LCM estimate can be affected by changes in consumer demand and the promotional environment.

Revenue Recognition

While revenue recognition for the Company does not involve significant judgment, it represents an important accounting policy. Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when we estimate merchandise is delivered to the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). From time to time, customers may earn Gymbucks and redeem them for merchandise at a discount during the redemption period. A liability is recorded for coupons earned, but not redeemed, within an accounting period. Sales are presented net of sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from our co-branded credit card. We present taxes collected from customers and remitted to governmental authorities on a net basis.

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

For our retail franchise business, revenues consist of initial franchise fees, royalties and/or sales of authorized product. Initial franchise fees relating to area franchise sales are recognized as revenue when the franchisee has met all material conditions and we have substantially completed our obligations under such agreement, typically upon store opening. Royalties are generally based on each franchisee’s gross receipts from operations and are recorded when earned. Revenues from consumer products sold to franchisees are recorded at the time title transfers to the franchisees. We present taxes withheld by international franchises and remitted to governmental authorities on a gross basis (included in revenues).

Results of Operations

Fiscal 2013 compared to Fiscal 2012

Net Sales

Net retail sales for fiscal 2013 decreased to $1.20 billion from $1.23 billion in the same period last year, a decrease of $37.8 million, or 3.1%, primarily due to lower comparable store sales. Comparable store sales (including online sales) decreased by 6% in fiscal 2013 compared to the same period in the prior year. Comparable store sales (excluding online sales) decreased by 8% in fiscal 2013 compared to the same period in the prior year. Total net stores increased from 1,262 as of fiscal year-end 2012, to 1,323 as of fiscal year-end 2013. Total square footage increased from approximately 2.6 million square feet to approximately 2.7 million square feet from fiscal year-end 2012 to fiscal year-end 2013.

Gymboree Play & Music net sales for fiscal 2013 increased to $25.7 million from $23.9 million in the same period last year, an increase of $1.7 million or 7.3%. This increase was primarily due to increased equipment and product sales.

Retail franchise net sales for fiscal 2013 increased to $21.7 million from $16.7 million in the same period last year, an increase of $5.0 million or 29.8%. As of fiscal year-end 2013, our third-party overseas franchisees operated 68 Gymboree stores (including 17 Gymboree retail stores operated by Gymboree China) and 3 Crazy 8 stores in other countries, compared to 56 Gymboree stores (including 12 Gymboree retail stores operated by Gymboree China) as of the end of the same period last year.

Gross Profit

Gross profit for fiscal 2013 decreased to $476.0 million from $481.4 million in the same period last year. As a percentage of net sales, gross profit for fiscal 2013 increased 0.5 percentage points to 38.2% from 37.7% in the same period last year. The increase in gross profit as a percentage of net sales was due to lower product costs, partially offset by deleveraging of buying and occupancy expenses and increased promotional activity. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Selling, General and Administrative Expenses (SG&A)

SG&A, principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A increased to $443.9 million for fiscal 2013 compared to $411.7 million in the same period last year. As a percentage of net sales, SG&A expenses increased 3.4 percentage points to 35.7% for fiscal 2013 from 32.3% in the same period last year primarily due to a deleveraging of expenses on lower comparable store sales, asset impairment charges described below, and investments in corporate infrastructure, partially offset by lower amortization expense of acquisition-related intangibles.

During fiscal 2013 and 2012, we recorded an impairment charge of $7.6 million and $1.9 million, respectively, related to assets for under-performing stores. We also recorded $3.1 million of impairment related to an abandonment of assets during fiscal 2013.

Goodwill and Intangible Asset Impairment

In the fourth quarter of fiscal 2013, we recorded goodwill impairment charges of $85.3 million, $38.8 million and $16.1 million related to the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units, respectively. The impairment of goodwill was primarily driven by weak results in fiscal 2013, particularly in the fourth quarter. In the fourth quarter of fiscal 2013, we also recorded an impairment charge of $17.0 million related to trade names in our retail segment. These impairments do not change our outlook on the long-term growth potential of these businesses.

Interest Expense

Interest expense decreased to $81.6 million for fiscal 2013 compared to $85.6 million in the same period last year. The decrease of $4.1 million is primarily related to the repayment of $42.7 million of our Term Loan in fiscal 2012 and a repurchase of an aggregate principal amount of $25 million and $29 million of our Notes in the third quarter of fiscal 2013 and during fiscal 2012, respectively.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for fiscal 2013 increased to $0.8 million from $0.2 million in the same period last year. During the third quarter of fiscal 2013, we repurchased Notes with an aggregate principal amount of $25.0 million for $24.8 million in cash through privately negotiated transactions, which resulted in a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguishment of debt. During fiscal 2012, we amended and restated our ABL Facility to, among other things, lower the interest rate and extend the maturity date, which resulted in a $1.2 million charge related to the write-off of deferred financing costs, and we repurchased Notes with an aggregate principal amount of $29.0 million for $26.6 million in cash, which resulted in a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs.

Income Taxes

The effective tax rate for fiscal 2013 and fiscal 2012 was 0.7% (benefit) and 35.1% (benefit), respectively. The change in effective tax rates was primarily due to the impact of recording a goodwill impairment charge that is non-deductible for tax and recording a valuation allowance in fiscal 2013 against applicable net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized (see Note 14 to the consolidated financial statements included elsewhere in this annual report). Weighing the available objective evidence, we concluded it is “more likely than not” that a portion of our net deferred tax assets will not be realized. As such, we increased our valuation allowance against certain net deferred tax assets by $27.5 million in fiscal 2013, compared to $2.1 million in fiscal 2012.

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

Retail franchise sales for fiscal 2012 increased to $16.7 million from sales of $10.2 million in fiscal 2011, an increase of $6.5 million. This increase was the result of international franchise expansion, with 22 new Gymboree stores opened and 2 closed by third-party overseas franchisees in fiscal 2012. There were 44 franchised Gymboree stores in the Middle East and South Korea at the end of fiscal 2012, compared to 24 franchised Gymboree stores at the end of fiscal 2011.

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

During fiscal 2012 and 2011, we recorded an impairment charge of $1.9 million and $3.7 million, respectively, related to assets for under-performing stores.

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

Liquidity and Capital Resources

Cash and cash equivalents totaled $39.4 million as of February 1, 2014, $13.8 million of which was held by the VIEs of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements (see Note 21 to the consolidated financial statements included elsewhere in this annual report) and $33.3 million as of February 2, 2013, $6.1 million of which was held by the VIEs. The assets of the VIEs cannot be used by us. Working capital as of February 1, 2014 totaled $68.3 million compared to $129.9 million as of February 2, 2013.

Cash flows provided by operating activities

Net cash provided by operating activities for fiscal 2013 was $74.9 million compared to $73.8 million in the same period last year, related primarily to changes in working capital.

Net cash provided by operating activities for fiscal 2012 was $73.8 million compared to $91.5 million for fiscal 2011. The decrease in cash provided by operating activities was primarily due to changes in operating income and working capital.

Cash flows used in investing activities

Net cash used in investing activities for fiscal 2013 was $53.1 million compared to $48.7 million in the same period last year. Capital expenditures were $52.6 million compared to $47.9 million in the same period last year and related primarily to the opening of new stores, relocation, remodeling and/or expansion of existing stores and information technology improvements.

Net cash used in investing activities was $48.7 million in fiscal 2012 compared to $38.2 million in fiscal 2011. Capital expenditures increased from $36.6 million during fiscal 2011 to $47.9 million during fiscal 2012 and related primarily to the opening of new stores, relocation, remodeling and/or expansion of existing stores, information technology improvements, and investments in our distribution center.

We estimate capital expenditures for fiscal 2014 will be approximately $40 to $45 million, excluding non-cash capital leases. We expect the capital expenditures to be used to open new stores, as well as to continue investment in our systems infrastructure and distribution center.

Cash flows used in financing activities

Net cash used in financing activities for fiscal 2013 was $16.6 million compared to $69.9 million in the same period last year. Net cash used in financing activities for fiscal 2013, is primarily due to a repurchase of our Notes in privately negotiated transactions with $24.8 million in cash, a dividend of $7.6 million made to Parent, partially offset by a capital contribution of $15.9 million to the VIEs made by their immediate corporate parent.

Net cash used in financing activities in fiscal 2012 was $69.9 million compared to $7.7 million in fiscal 2011. The net cash used in fiscal 2012 was primarily due to a $42.7 million payment on our Term Loan, a repurchase of our Notes with $26.6 million in cash and a $3.3 million cash dividend on our common stock paid to Parent, which was used by Parent’s shareholders to repurchase shares. Partially offsetting the decrease in net cash used in financing activities is a capital contribution of $2.4 million (see Note 17 to the consolidated financial statements included elsewhere in this annual report under the subheading “Receivable from Bain Capital Asia Integral Investors, L.P.”) made by an affiliate of Parent to us and a capital contribution of $1.6 million to the VIEs made by their immediate corporate parent.

We have an $820 million Term Loan and a $225 million ABL Facility. As of fiscal year-end 2013, $769.1 million was outstanding under the Term Loan. Amounts available under the ABL are subject to customary borrowing base limitations, and are reduced by letter of credit utilization totaling $31.2 million as of fiscal year-end 2013. No amounts were outstanding and there was approximately $127.6 million of undrawn availability under the ABL Facility as of fiscal year-end 2013. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Note 8 to the consolidated financial statements included elsewhere in this annual report). The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan (see Note 7 to the consolidated financial statements included elsewhere in this annual report), subject to the satisfaction of certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains financial covenants. As of February 1, 2014, we were in compliance with these covenants.

The Term Loan requires us to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2013 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during fiscal 2014. We were not required to make any excess cash flow payments on the Term Loan during fiscal 2013. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

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

We believe that cash generated by operations, the remaining funds available under our senior credit facilities (collectively, the “Senior Credit Facilities”), and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a future acquisition or other capital investment, our existing cash and cash equivalents and net cash provided by operating activities may be insufficient. In addition we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations.” We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations as of February 1, 2014:

	Payments due by period
($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Operating leases (1)	$96,753	$173,486	$128,700	$138,677	$537,616
Inventory purchase obligations (2)	235,424	-	-	-	235,424
Other purchase obligations (3)	23,268	24,709	17,524	7,707	73,208
Long-term debt (4)	-	-	1,115,102	-	1,115,102
Interest payments on long-term debt (5)	70,476	141,231	108,716	-	320,423

Total contractual cash obligations	$425,921	$339,426	$1,370,042	$146,384	$2,281,773

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

(3)

Other purchase obligations include annual commitments of approximately $8.8 million, from fiscal 2014 to the second quarter of fiscal 2019, under the operating services agreement related to a third party fulfillment center (see Note 11 to the consolidated financial statements included elsewhere in this annual report). Also included in other purchase obligations are commitments for information technology, professional services and fixtures and equipment.

(4)

Long-term debt is comprised of a $769.1 million Term Loan, an undrawn $225 million ABL Facility and an aggregate principal amount of $346.0 million of our Notes. The amounts presented in the table above exclude an original issuance discount of $1.4 million (see Note 8 to the consolidated financial statements included elsewhere in this annual report). The table above also excludes $31.2 million of commercial and standby letters of credit related to normal business transactions (see Note 7 to the consolidated financial statements included elsewhere in this annual report).

(5)

Interest payments on long-term debt are estimated based on: (a) the outstanding principal balance of the Term Loan, which was $769.1 million as of February 1, 2014, and also take into consideration scheduled principal payments in fiscal 2017 through 2018, and (b) the outstanding principal balance of $346.0 million on the Notes as of February 1, 2014. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. Interest payments for borrowings under the Term Loan, in the table above, are estimated using the Company’s February 1, 2014 rate of 5.0%. Interest payments on the Company’s Notes are made semi-annually at a rate of 9.125% of the principal amount outstanding.

As of February 1, 2014, we had unrecognized tax benefits of $4.6 million, accrued interest of $0.9 million, and accrued penalties of $0.6 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

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

The following table provides a reconciliation of net (loss) income attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012

Net loss attributable to The Gymboree Corporation	$(203,027)	$(7,842)	$(45,345)
Reconciling items (a):
Interest expense	81,558	85,640	89,807
Interest income	(132)	(134)	(168)
Income tax benefit	(1,138)	(6,502)	(6,626)
Depreciation and amortization (b)	45,177	58,369	57,930
Non-cash share-based compensation expense	5,809	4,260	5,907
Loss on disposal/impairment on assets	12,269	2,981	4,339
Loss on extinguishment of debt	834	214	19,563
Gymboree Play & Music franchise transition	-	-	7,200
Goodwill and intangible asset impairment	157,189	-	28,300
Acquisition-related adjustments (c)	15,590	17,639	31,678
Other (d)	5,543	7,220	-

Adjusted EBITDA	$119,672	$161,845	$192,585

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.

(b) Includes the following (in thousands):
Amortization of intangible assets (impacts SG&A)	$3,409	$17,360	$17,500
Amortization of below and above market leases (impacts COGS)	(1,446)	(1,868)	(2,090)

	$1,963	$15,492	$15,410

(c) Includes the following (in thousands):
Adjustment to cost of goods sold from an increase in the net book value of inventory as a result of purchase accounting (impacts COGS)	$-	$-	$10,731
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	8,877	9,211	9,699
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	4,377	4,069	5,607
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	2,336	4,359	5,641

	$15,590	$17,639	$31,678

(d) Other is comprised of a non-recurring change in reserves, restructuring charges and executive-related hiring expenses.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and United States dollars. The term of the forward exchange contracts is generally less than one year. Our U.S. entity also enters into forward foreign exchange contracts with respect to short-term intercompany balances between our Canadian, Australian and U.S. entities. The purpose of these contracts is to protect us from fluctuations in the exchange rate for Canadian, Australian and U.S. dollars upon the settlement of such balances.

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
February 1, 2014	$15,368	$348	$0.90
February 2, 2013	$7,419	$(18)	$1.00

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of February 1, 2014, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of February 1, 2014, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Notes 7 and 8 to the consolidated financial statements included elsewhere in this annual report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of February 1, 2014, accumulated other comprehensive income included approximately $9.5 million in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 1, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of February 1, 2014 and February 2, 2013, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
May 2, 2014

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	February 1, 2014	February 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$39,429	$33,328
Accounts receivable, net of allowance of $1,370 and $216	21,882	27,542
Merchandise inventories	175,495	197,935
Prepaid income taxes	1,979	2,903
Prepaid expenses	18,801	17,341
Deferred income taxes	13,454	31,383

Total current assets	271,040	310,432

Property and equipment:
Land and buildings	22,428	22,428
Leasehold improvements	195,556	174,616
Furniture, fixtures and equipment	117,131	99,120

	335,115	296,164
Less accumulated depreciation and amortization	(128,807)	(90,839)

Net property and equipment	206,308	205,325
Goodwill	758,777	898,966
Other intangible assets, net	559,824	580,641
Deferred financing costs	32,455	40,040
Other assets	11,700	7,809

Total assets	$1,840,104	$2,043,213

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,959	$90,133
Accrued liabilities	100,303	90,443
Current obligation under capital lease	503	-

Total current liabilities	202,765	180,576

Long-term liabilities:
Long-term debt	1,113,742	1,138,455
Long-term obligation under capital lease	3,402	-
Lease incentives and other deferred liabilities	50,432	40,104
Unrecognized tax benefits	6,157	7,848
Deferred income taxes	214,464	234,593

Total liabilities	1,590,962	1,601,576

Commitments and contingencies (see Notes 7, 8, 11 and 19)
Stockholders’ equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	517,932	519,687
Accumulated deficit	(279,258)	(76,231)
Accumulated other comprehensive loss	(4,880)	(5,914)

Total stockholders’ equity	233,794	437,542
Noncontrolling interest	15,348	4,095

Total equity	249,142	441,637

Total liabilities and stockholders’ equity	$1,840,104	$2,043,213

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net sales:
Retail	$1,197,176	$1,234,993	$1,164,171
Gymboree Play & Music	25,685	23,941	13,885
Retail Franchise	21,708	16,730	10,232

Total net sales	1,244,569	1,275,664	1,188,288
Cost of goods sold, including buying and occupancy expenses	(768,555)	(794,272)	(728,346)

Gross profit	476,014	481,392	459,942
Selling, general and administrative expenses	(443,923)	(411,742)	(380,141)
Goodwill and intangible asset impairment	(157,189)	-	(28,300)

Operating (loss) income	(125,098)	69,650	51,501
Interest income	186	177	168
Interest expense	(81,558)	(85,640)	(89,807)
Loss on extinguishment of debt	(834)	(214)	(19,563)
Other income (expense), net	(503)	(12)	(109)

Loss before income taxes	(207,807)	(16,039)	(57,810)
Income tax benefit	1,456	5,636	6,626

Net loss	(206,351)	(10,403)	(51,184)
Net loss attributable to noncontrolling interest	3,324	2,561	5,839

Net loss attributable to The Gymboree Corporation	$(203,027)	$(7,842)	$(45,345)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	February 1, 2014	February 2, 2013	January 28, 2012
Net loss	$(206,351)	$(10,403)	$(51,184)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	26	112	308
Unrealized net gain (loss) on cash flow hedges, net of tax benefit of $0, $67 and $3,915	1,219	(143)	(6,371)

Total other comprehensive income (loss), net of tax	1,245	(31)	(6,063)

Comprehensive loss	(205,106)	(10,434)	(57,247)
Comprehensive loss attributable to noncontrolling interest	3,113	2,503	5,839

Comprehensive loss attributable to The Gymboree Corporation	$(201,993)	$(7,931)	$(51,408)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	February 1, 2014		February 2, 2013		January 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$	(206,351)	$	(10,403)	$	(51,184)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on extinguishment of debt		834		214		15,860
Goodwill and intangible asset impairment		157,189		-		28,300
Depreciation and amortization		46,416		58,847		57,930
Amortization of deferred financing costs and accretion of original issue discount		6,798		6,902		6,830
Interest rate cap contracts—adjustment to market		1,135		300		51
Loss on disposal/impairment of assets		12,381		3,152		4,339
Deferred income taxes		(2,853)		(7,009)		(8,946)
Share-based compensation expense		5,809		4,260		5,907
Other		53		1,732		4,608
Change in assets and liabilities:
Accounts receivable		5,567		(2,630)		(11,209)
Merchandise inventories		22,675		12,060		(25,646)
Prepaid income taxes		1,056		(47)		12,385
Prepaid expenses and other assets		(4,378)		(13,820)		(743)
Accounts payable		11,887		11,094		24,533
Accrued liabilities		6,868		(5,481)		14,515
Lease incentives and other liabilities		9,785		14,623		14,015

Net cash provided by operating activities		74,871		73,794		91,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures		(52,632)		(47,851)		(36,565)
Acquisition of business, net of cash acquired		-		-		(1,352)
Other		(494)		(842)		(295)

Net cash used in investing activities		(53,126)		(48,693)		(38,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Term Loan		-		-		820,000
Payments on Term Loan		-		(42,698)		(828,200)
Proceeds from ABL facility		123,000		14,000		60,656
Payments on ABL facility		(123,000)		(14,000)		(60,656)
Repurchase of Notes		(24,760)		(26,613)		-
Payments of deferred financing costs		-		(1,344)		(6,665)
Payments on capital lease		(196)		-		-
Investment by Parent		-		-		14,865
Investment by affiliate of Parent		-		2,400		-
Dividend payment to Parent		(7,564)		(3,273)		(12,200)
Capital contribution received by noncontrolling interest		15,886		1,602		4,477

Net cash used in financing activities		(16,634)		(69,926)		(7,723)

Effect of exchange rate fluctuations on cash and cash equivalents		990		243		176

Net increase (decrease) in cash and cash equivalents		6,101		(44,582)		45,786
CASH AND CASH EQUIVALENTS:
Beginning of period		33,328		77,910		32,124

End of period	$	39,429	$	33,328	$	77,910

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$	4,979	$	5,556	$	3,438
Assets acquired under capital lease	$	4,102	$	-	$	-
Non-cash capital contribution to noncontrolling interest	$	53	$	1,732	$	4,626
Receivable from affiliate of Parent, not yet paid	$	-	$	-	$	2,400
OTHER CASH FLOW INFORMATION:
Cash paid (refunds received) for income taxes, net	$	2,326	$	3,140	$	(10,785)
Cash paid for interest	$	73,872	$	78,899	$	82,021

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(dollars in thousands)

							Accumulated
				Additional			Other	Total
	Common Stock			Paid In	Accumulated		Comprehensive	Stockholders’	Noncontrolling		Total
	Shares	Amount		Capital	Deficit		Income (Loss)	Equity	Interest		Equity
BALANCE AT JANUARY 29, 2011	1,000	$	-	$ 508,617	$	(23,044)	$ 238	$ 485,811	$	-	$	485,811
Share-based compensation	-		-	5,907		-	-	5,907		-		5,907
Investment by Parent	-		-	14,865		-	-	14,865		-		14,865
Capital contribution to noncontrolling interest	-		-	-		-	-	-		9,103		9,103
Investment by affiliate of Parent	-		-	2,400		-	-	2,400		-		2,400
Dividend payment to Parent	-		-	(12,200)		-	-	(12,200)		-		(12,200)
Translation adjustments and unrealized net loss on cash flow hedges, net of tax $3,915	-		-	-		-	(6,063)	(6,063)		-		(6,063)
Net loss attributable to noncontrolling interest	-		-	-		-	-	-		(5,839)		(5,839)
Net loss attributable to The Gymboree Corporation	-		-	-		(45,345)	-	(45,345)		-		(45,345)

BALANCE AT JANUARY 28, 2012	1,000		-	519,589		(68,389)	(5,825)	445,375		3,264		448,639
Share-based compensation	-		-	4,260		-	-	4,260		-		4,260
Dividend payment to Parent	-		-	(3,273)		-	-	(3,273)		-		(3,273)
Capital contribution to noncontrolling interest	-		-	-		-	-	-		3,334		3,334
Tax impact of investment by affiliate of Parent	-		-	(889)		-	-	(889)		-		(889)
Translation adjustments and unrealized net gain on cash flow hedges, net of tax $67	-		-	-		-	(89)	(89)		58		(31)
Net loss attributable to noncontrolling interest	-		-	-		-	-	-		(2,561)		(2,561)
Net loss attributable to The Gymboree Corporation	-		-	-		(7,842)	-	(7,842)		-		(7,842)

BALANCE AT FEBRUARY 2, 2013	1,000		-	519,687		(76,231)	(5,914)	437,542		4,095		441,637
Share-based compensation	-		-	5,809		-	-	5,809		-		5,809
Dividend payment to Parent	-		-	(7,564)		-	-	(7,564)		-		(7,564)
Capital contribution to noncontrolling interest	-		-	-		-	-	-		14,366		14,366
Translation adjustments and unrealized net loss on cash flow hedges, net of tax $0	-		-	-		-	1,034	1,034		211		1,245
Net loss attributable to noncontrolling interest	-		-	-		-	-	-		(3,324)		(3,324)
Net loss attributable to The Gymboree Corporation	-		-	-		(203,027)	-	(203,027)		-		(203,027)

BALANCE AT FEBRUARY 1, 2014	1,000	$	-	$ 517,932	$	(279,258)	$ (4,880)	$ 233,794	$	15,348	$	249,142

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation (the “Company,” “we” or “us”) is a specialty retailer, offering collections of high-quality apparel and accessories for children. As of February 1, 2014, we operated 1,323 retail stores, as follows: 626 Gymboree® stores (including 576 in the United States, 43 in Canada, 1 in Puerto Rico and 6 in Australia), 167 Gymboree Outlet stores (165 in the United States and 2 in Puerto Rico), 140 Janie and Jack® shops, and 390 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 708 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries. In addition, as of February 1, 2014, third-party overseas franchisees operated 68 Gymboree stores in the Middle East, South Korea, Latin America and China, including 17 Gymboree retail stores operated by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”). Gymboree China and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) are collectively referred to as the “VIEs.” Gymboree Tianjin provides various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China. Third-party overseas franchisees also operated 3 Crazy 8 stores in the Middle East as of February 1, 2014.

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

In December 2011, pursuant to a contribution, exchange and subscription agreement, the shareholders of Parent contributed in the aggregate 104,600,007 shares of Class A Common Stock and 11,622,223 shares of Class L Common Stock of Parent, representing all of Parent’s outstanding Common Stock, and approximately $12.2 million in cash to Gymboree Holding, Ltd., a Cayman Islands exempted company, in exchange for 104,600,007 Class A Common Shares, 11,622,223 Class L Common Shares and 1,220,003 Class C Common Shares of Gymboree Holding, Ltd., representing all of the outstanding Common Shares of Gymboree Holding, Ltd. (the “Asia Transaction”). Following the consummation of the Asia Transaction, Gymboree Holding, Ltd. became indirectly a 60% owner of Gymboree China and Gymboree Tianjin (collectively, the “VIEs”). While we do not control these two entities, they have been determined to be variable interest entities, as discussed in Note 21, and have been consolidated by the Company. Investment funds sponsored by Bain Capital own a controlling interest in Gymboree Holding, Ltd., which indirectly controls Parent.

To fund the Asia Transaction and the indirect investment in the VIEs, on November 3, 2011, (i) the Company declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Giraffe Intermediate B, Inc., a Delaware corporation and indirectly wholly owned subsidiary of Parent (“Giraffe B”), (ii) Giraffe B declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Giraffe Intermediate A, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Giraffe A”) and (iii) Giraffe A declared and distributed an aggregate amount of $12.2 million in cash to its sole shareholder, Parent, Parent then declared a dividend in the aggregate amount of $12.2 million to the holders of the Common Stock of Parent (the “Dividend”). The Dividend was then contributed to Gymboree Holding, Ltd. to fund part of the investment in the VIEs in return for Class C Common Shares of Gymboree Holding, Ltd.

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

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2013, 2012, and 2011 ended on February 1, 2014, February 2, 2013 and January 28, 2012, respectively. Fiscal years 2013 and 2011 include 52 weeks and fiscal year 2012 includes 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

Derivative Financial Instruments

We record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting for cash flow hedges generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the earnings effect of the hedged forecasted transactions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and cash equivalents. At times, cash balances held at financial institutions are in excess of federally insured limits.

In fiscal 2013, 2012 and fiscal 2011, we purchased approximately 66%, 72% and 80%, respectively, of our inventory through one agent, which may potentially subject us to risks of concentration related to sourcing of our inventory.

Accounts Receivable

We record accounts receivable net of an allowance for doubtful accounts. Accounts receivable primarily include amounts due from major credit card companies, amounts due from franchisees for royalties and consumer product sales, and amounts due from landlord construction allowances. We estimate our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and our previous loss history. The provision for doubtful accounts receivable is included in selling, general and administrative expenses (“SG&A”). Write-offs were insignificant for all periods presented.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and record an adjustment when the future estimated selling price is less than cost. We take a physical count of inventories in all stores once a year and in some stores twice a year, and perform cycle counts throughout the year in our Dixon distribution center. We performed a physical count of inventories at our third-party fulfillment center in Ohio in the fourth quarter of fiscal 2013. We record an inventory shrink adjustment based upon physical counts and also provide for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Our LCM estimate can be affected by changes in consumer demand and the promotional environment.

Property and Equipment

Property and equipment acquired after the Transaction Date are recorded at cost. Property and equipment acquired in the Merger are stated at estimated fair value as of the Transaction Date, less accumulated depreciation and amortization recorded subsequent to the Merger. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 25 years, except for our distribution center in Dixon, California, which has a useful life of 39 years. Leasehold improvements, which include an allocation of directly-related internal payroll costs for employees dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which ranges from 5 to 13 years, or the estimated useful life of the improvements. Assets recorded under capital lease are amortized over the lease term. Software costs are amortized using the straight-line method based on an estimated useful life of 3 to 7 years. Repair and maintenance costs are expensed as incurred.

The Company capitalizes development-stage website development costs such as direct external costs and direct payroll related costs. When development is substantially complete, the Company amortizes the website costs on a straight-line basis over the expected life, which is generally 3 years. Preliminary project costs and post-implementation costs such as training, maintenance and support are expensed as incurred.

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

Goodwill and Other Intangible Assets

Goodwill

In connection with the Merger, we allocated goodwill to our reporting units, which we concluded were the same as our operating segments (see Note 20): Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill as of the Merger.

Goodwill is not amortized, but is tested for impairment annually or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our annual goodwill impairment test was performed for our annual test date, which is the end of our tenth fiscal period each year (see Note 3). Other events that could result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

We review goodwill for impairment by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. We do not amortize intangible assets with indefinite useful lives. We perform an annual impairment assessment each year at the end of our tenth fiscal period for indefinite-lived intangible assets, or more frequently if indicators of potential impairment exist and indicate it is more likely than not that the carrying value of the assets may not be recoverable. Our annual impairment test of indefinite-lived intangible assets was performed during the fourth quarter of fiscal 2013 (see Note 3). Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows that the asset is expected to generate using the relief from royalty method. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Calculating the fair value of indefinite-lived intangible assets requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows, royalty rates or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our indefinite-lived intangible assets.

Other Intangible Assets and Liabilities

Other intangible assets primarily represent below market leases, franchise agreements and reacquired franchise rights. Other intangible liabilities represent above market leases and are included in deferred liabilities. Other intangible assets and liabilities are amortized on a straight-line basis over their estimated useful lives.

We review other intangible assets with finite lives for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability of these other intangible assets is measured by comparing the carrying amount of the asset to the future undiscounted cash flows that the asset is expected to generate. If the undiscounted future cash flows are less than the carrying amount, the purchased other intangible assets with finite lives are considered to be impaired. The amount of the impairment is measured as the difference between the carrying amount of these assets and their estimated fair value. The fair value of the asset is estimated based on discounted future cash flows using a discount rate commensurate with the risk. Our estimate of future cash flows requires assumptions and judgment, including forecasting future sales and expenses and estimating useful lives of the assets. The use of different assumptions, estimates or judgments, such as the estimated future cash flows or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our other intangible assets with finite lives.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We maintain valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is warranted, we take into account such factors as actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We recorded a valuation allowance in fiscal 2013 as described in Note 14. We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. As of fiscal year-end 2013 and 2012, we had unrecognized tax benefits of $6.6 million and $8.6 million, respectively. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

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

Lease Allowances

As part of many lease agreements, we receive allowances from landlords. The allowances are included in lease incentives and other deferred liabilities and are amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time we take possession of the property.

Self-Insurance

We are partially self-insured for workers’ compensation insurance. We record a liability based on claims filed and an actuarially determined amount of claims incurred, but not yet reported. This liability totaled $5.1 million and $4.2 million as of fiscal year-end 2013 and 2012, respectively. Any actuarial projection of losses is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. We also record a liability for employee-related health care benefits that are partially self-insured or fully self-insured, by considering claims filed and estimates of claims incurred, but not yet reported. This liability totaled $1.4 million and $0.8 million as of fiscal year-end 2013 and 2012, respectively. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods. These liabilities are included in accrued liabilities.

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

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when we estimate merchandise is delivered to the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as other income within SG&A expenses and totaled $1.9 million, $1.6 million, $1.3 million, in fiscal 2013, 2012 and 2011, respectively. From time to time, customers may earn Gymbucks coupons and redeem them for merchandise at a discount during the redemption period. A liability is recorded for coupons earned, but not redeemed, within an accounting period. Sales are presented net of sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from our co-branded credit card. We present taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

A summary of activity in the sales return reserve for the fiscal years ended (in thousands) is as follows:

	February 1, 2014	February 2, 2013	January 28, 2012
Balance, beginning of period	$2,508	$2,363	$2,224
Provision for sales return	28,154	28,976	30,804
Actual sales returns	(29,228)	(28,831)	(30,665)

Balance, end of period	$1,434	$2,508	$2,363

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

For our retail franchise business, revenues consist of initial franchise fees, royalties and/or sales of authorized product. Initial franchise fees relating to area franchise sales are recognized as revenue when the franchisee has met all material conditions and we have substantially completed our obligations under such agreement, typically upon store opening. Royalties are generally based on each franchisee’s gross receipts from operations and are recorded when earned. Revenues from consumer products sold to franchisees are recorded at the time title transfers to the franchisees. We present taxes withheld by international franchises and remitted to governmental authorities on a gross basis (included in revenues).

Loyalty Program

Customers who enroll in the Gymboree Rewards program earn points with every purchase at Gymboree and Gymboree Outlet stores. Those customers who reach a cumulative purchase threshold receive a coupon that can be used towards the future purchase of goods at Gymboree and Gymboree Outlet stores. We estimate the cost of rewards that will ultimately be redeemed and record this cost as a reduction of net retail sales as reward points are earned. This liability was approximately $1.4 million and $2.3 million as of February 1, 2014 and February 2, 2013, respectively, and is included in accrued liabilities.

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

During fiscal 2013, 2012 and fiscal 2011, we recognized approximately $1.5 million, $1.6 million and $1.5 million in revenue from these Agreements, respectively. These amounts are included in net retail sales in the accompanying consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes cost of goods, buying department expenses (including related depreciation), occupancy expenses (including amortization of below and above market leases), and shipping costs. Cost of goods consists of cost of merchandise, inbound freight and other inventory-related costs, such as shrinkage costs and lower of cost or market adjustments. Buying expenses include costs incurred to design, produce and allocate merchandise. Occupancy expenses consist of rent and other lease-required costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services to customers. As we record certain distribution expenses as a component of SG&A expenses and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Distribution expenses recorded as a component of SG&A expenses amounted to $37.9 million in fiscal 2013, $33.4 million in fiscal 2012, and $29.5 million in fiscal 2011.

Selling, General and Administrative Expenses

SG&A expenses consist of non-occupancy-related costs associated with our retail stores, distribution center and shared corporate services. These costs include payroll and benefits, depreciation and amortization, credit card fees, advertising, store pre-opening costs and other general expenses. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores.

Store Pre-opening Costs

Store pre-opening costs are expensed as incurred.

Advertising

We capitalize direct costs for the development, production, and circulation of direct response advertising and amortize such costs over the expected sales realization cycle, typically four to six weeks. Deferred direct response costs, included in prepaid expenses, were $0.5 million as of February 1, 2014 and $0.4 million as of February 2, 2013.

All other advertising costs are expensed as incurred. Advertising expense, including costs related to direct mail campaigns, totaled approximately $20.5 million, $20.8 million and $18.6 million for fiscal 2013, 2012 and fiscal 2011, respectively.

Share-Based Compensation

We recognize compensation expense on a straight-line basis for options and awards with time-based service conditions.

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. We will adopt this guidance in the first quarter of fiscal 2014 and have determined that it will not have a material impact our consolidated financial statements.

2.  Investment by Parent

In January 2011, Parent entered into subscription agreements with certain members of our management team. Under the subscription agreements, such members of the management team purchased an aggregate of 1,580,769 Class A Shares and 175,641 Class L Shares of Parent. The aggregate cash consideration paid for the shares was $7.9 million. This amount was indirectly contributed to us by Parent.

In February 2011, investment funds sponsored by Bain Capital purchased an aggregate of 419,231 Class A Shares and 46,581 Class L Shares of Parent for $2.1 million. In addition, an unrelated party purchased an aggregate of 1,000,000 Class A Shares and 111,111 Class L Shares of Parent for $5.0 million. These amounts were indirectly contributed to us by Parent in fiscal 2011.

3. Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of fiscal year-end 2013, 2012 and 2011 are as follows:

	Retail Stores Segment	Gymboree Play & Music Segment	International Retail Franchise Segment	Total
Balance as of January 28, 2012
Goodwill	$887,372	$16,389	$23,636	$927,397
Accumulated impairment losses	(28,300)	-	-	(28,300)

	859,072	16,389	23,636	899,097

Balance as of February 2, 2013
Goodwill	887,241	16,389	23,636	927,266
Accumulated impairment losses	(28,300)	-	-	(28,300)

	858,941	16,389	23,636	898,966

Balance as of February 1, 2014
Goodwill	887,241	16,389	23,636	927,266
Accumulated impairment losses	(168,489)	-	-	(168,489)

	$718,752	$16,389	$23,636	$758,777

Goodwill impairment and other changes in goodwill during fiscal 2013, 2012, and 2011 are as follows:

	Retail Stores Segment	Gymboree Play & Music Segment	International Retail Franchise Segment	Total
Fiscal 2011 - Impairment losses	$(28,300)	$-	$-	$(28,300)
Fiscal 2012 - Other	$(131)	$-	$-	$(131)
Fiscal 2013 - Impairment losses	$(140,189)	$-	$-	$(140,189)

The retail stores segment above includes approximately $36.9 million, $39.8 million and $39.8 million in goodwill allocated to our international geographical segment as of February 1, 2014, February 2, 2013 and January 28, 2012, respectively.

Goodwill Impairment

Goodwill is allocated to our reporting units, which are the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We tested goodwill for impairment as of our annual test date, which is the end of our tenth fiscal period each year. Based on the results of the first step of the Company’s impairment test, we determined that the fair value of the Janie and Jack, Gymboree Play & Music and International Retail Franchise reporting units each exceeded their carrying values by at least 20%. We also determined that the fair value of the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units, components of our retail stores reporting segment, were below their carrying values. As a result, we performed step two of the goodwill impairment test to measure the goodwill impairment loss specific to these reporting units. Under Step two, the fair values of all Crazy 8, Gymboree Retail and Gymboree Outlet reporting unit tangible and intangible assets and liabilities were estimated, for the purpose of deriving an estimate of the implied fair value of goodwill for each reporting unit. The implied fair value of each reporting unit’s goodwill was then compared to its carrying value to determine the amount of goodwill impairment.

The goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors. We primarily used an income approach to value these reporting units. The discount rates used in the income approach ranged from 12.0% to 15.5%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on actual transactions which have occurred in the marketplace and valuation multiples based on publicly traded companies which have similar characteristics to us. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

During the fourth quarter of 2013, due to the impact of weak results in fiscal 2013, particularly in the fourth quarter, we concluded that there was goodwill impairment in the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units of $85.3 million, $38.8 million and $16.1 million, respectively. The impairment charge is subject to finalization of fair values, which we will complete in fiscal 2014. We believe that the preliminary estimate of impairment is reasonable and represents our best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the analysis is finalized.

We will continue to perform our annual impairment assessment each year, or more frequently if indicators of potential impairment exist.

Goodwill impairment tests performed in fiscal 2012 indicated that goodwill was not impaired for any of our reporting units and there were no triggering events since that time that necessitated an impairment test outside of the normal annual assessment.

During the fourth quarter of 2011, due to higher average unit costs resulting from higher commodity prices (primarily cotton) and a higher level of markdown selling, we concluded that there was goodwill impairment in the Gymboree Outlet reporting unit (a component of our retail stores segment). We recorded impairment for goodwill of $28.3 million in the fourth quarter of fiscal 2011.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	February 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names
Balance as of February 2, 2013	$567,494		$567,494
Impairment losses	(17,000)		(17,000)

Balance as of February 1, 2014	550,494		550,494

Intangible Assets Subject to Amortization:
Customer relationships	37,551	$(36,803)	748
Below market leases	7,055	(4,195)	2,860
Co-branded credit card agreement	4,000	(1,958)	2,042
Franchise agreements and reacquired franchise rights	6,632	(2,952)	3,680

	55,238	(45,908)	9,330

Total other intangible assets	$605,732	$(45,908)	$559,824

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$9,999	$(6,632)

	February 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494		$567,494

Intangible Assets Subject to Amortization:
Customer relationships	36,400	$(34,525)	1,875
Below market leases	7,055	(3,037)	4,018
Co-branded credit card agreement	4,000	(1,342)	2,658
Franchise agreements	6,600	(2,004)	4,596

	54,055	(40,908)	13,147

Total other intangible assets	$621,549	$(40,908)	$580,641

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other deferred liabilities)	$(16,631)	$7,382	$(9,249)

Our annual impairment test of indefinite-lived intangible assets was performed at the end of the Company’s tenth fiscal period of fiscal 2013. Due to the impact of weak results in fiscal 2013, particularly in the fourth quarter, we recorded an impairment charge of $17.0 million related to trade names of our retail segment, which is included as a component of goodwill and intangible asset impairment.

The Company assigned the following useful lives to its intangible assets:

	Useful Life	Location of Amortization Expense
Trade names	Indefinite	-
Customer relationships	2 – 2.3 years	SG&A
Below market leases	Remaining lease term	COGS
Co-branded credit card agreement	6.5 years	SG&A
Retail franchise agreement	6 years	SG&A
Gymboree Play & Music reacquired franchise rights	Remaining contractual term	SG&A
Gymboree Play & Music franchise agreements	14 years	SG&A
Above market leases	Remaining lease term	COGS

Net amortization income (expense) is presented below for the fiscal years ended (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Cost of goods sold:
Amortization income	$1,446	$1,868	$2,090

Selling, general and administrative expenses:
Amortization expense	$(3,842)	$(17,360)	$(17,500)

We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows in each of the next five fiscal years (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2014	1,059	(2,023)	2,117	1,153
2015	835	(1,579)	1,731	987
2016	483	(1,428)	1,400	455
2017	342	(1,016)	332	(342)
2018	110	(464)	136	(218)
Thereafter	31	(122)	754	663

4. Derivative Financial Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and U.S. dollars. The term of these forward foreign exchange contracts is generally less than one year. These contracts are treated as cash-flow hedges. Amounts reported in accumulated other comprehensive income (loss) related to these forward foreign exchange contracts will be reclassified to cost of goods sold over a three-month period. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and foreign entities in Canada and Australia. The purpose of these contracts is to protect us from fluctuations in the exchange rates upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 8) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During fiscal 2013, 2012 and 2011, we reclassified approximately $1.1 million, $0.3 million and $0.1 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate that approximately $2.1 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (US dollars in thousands):

	February 1, 2014		February 2, 2013
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)

Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	6	5,029	6	6,377

Total	10	$705,029	10	$706,377

In addition to the cash flow hedges above, as of February 1, 2014 and February 2, 2013, the Company had two forward foreign exchange contracts with a notional amount of $10.3 million and one forward foreign exchange contract with a notional amount of $1.0 million, respectively, that were not designated as hedges.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands).

	February 1, 2014	February 2, 2013
	Derivative Assets	Derivative Assets	Derivative Liabilities

Other Assets
Purchased Interest Rate Caps	$599	$964	$-
Forward foreign exchange contracts	348	-	-
Accrued Liabilities
Forward foreign exchange contracts	-	-	18

Total	$947	$964	$18

The tables below present the effect of all of our derivative financial instruments on the consolidated statements of operations and comprehensive income (loss) (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	Year Ended February 1, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(365)	Interest expense	$(1,135)
Forward foreign exchange contracts	715	Cost of goods sold	266

Total	$350		$(869)

	Year Ended February 2, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(396)	Interest expense	$(300)
Forward foreign exchange contracts	(33)	Cost of goods sold	81

Total	$(429)		$(219)

	Year Ended January 28, 2012
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(10,667)	Interest expense	$(51)
Forward foreign exchange contracts	173	Cost of goods sold	(71)

Total	$(10,494)		$(122)

In the tables above, the amounts of gain (loss) recognized in OCI for the effective portion of our interest rate caps and forward foreign exchange contracts for fiscal 2012 have been corrected from the previously disclosed amounts of ($97) and ($45), respectively. Further, the amounts of gain (loss) reclassified from accumulated OCI into income (effective portion) for the forward foreign exchange contracts for fiscal 2012 have been corrected from the previously disclosed amounts of ($80). This correction had no impact on the accompanying consolidated balance sheet or statements of operations and comprehensive income (loss).

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of February 1, 2014 and February 2, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers into or out of Level 1 and Level 2 during fiscal 2013 or 2012.

	As of February 1, 2014
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)

Assets
Money market funds	$14,571	$-	$-	$14,571
Interest rate caps	-	599	-	599
Forward foreign exchange contracts	-	348	-	348

Total	$14,571	$947	$-	$15,518

	As of February 2, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)

Assets
Money market funds	$17,297	$-	$-	$17,297
Interest rate caps	-	964	-	964

Total	$17,297	$964	$-	$18,261

Liabilities
Forward foreign exchange contracts	$-	$18	$-	$18

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

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of February 1, 2014 and February 2, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

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

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields of similar debt. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	February 1, 2014		February 2, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$767,742	$692,192	$767,455	$749,874
Notes	346,000	308,805	371,000	348,740

	$1,113,742	$1,000,997	$1,138,455	$1,098,614

We had no other financial assets or liabilities measured at fair value as of fiscal year-end 2013 and 2012.

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

In the fourth quarter of fiscal 2013, we recorded $140.2 million of goodwill impairment related to our Crazy 8, Gymboree Retail and Gymboree Outlet reporting units and $17.0 million of impairment related to our indefinite-lived intangible assets (see Note 3). We did not recognize any goodwill impairment charges during fiscal 2012 and recorded $28.3 million in goodwill impairment related to the Gymboree Outlet reporting unit in the fourth quarter of fiscal 2011.

During fiscal 2013, 2012 and 2011, we recorded an impairment charge of $7.6 million, $1.9 million and $3.7 million, respectively, related to assets for under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. During fiscal 2013, we also recorded $3.1 million of impairment related to an abandonment of assets. These impairment charges are included in SG&A expenses in the accompanying consolidated statement of operations.

6.  Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Store operating expenses and other corporate expenses	$48,251	$41,654
Accrued interest	9,897	10,307
Employee compensation	13,757	12,091
Unredeemed gift cards, gift certificates, merchandise credits and customer deposits	26,753	22,852
Sales taxes	1,645	3,539

Total	$100,303	$90,443

7.  Line of Credit

We have a senior secured asset-based revolving credit facility, which was amended and restated in March 2012 to, among other things, lower the interest rate and extend the maturity date (as so amended and restated, the “ABL”). As a result of this amendment, we recorded a loss on extinguishment of debt of $1.2 million during fiscal 2012 for the write-off of deferred financing costs related to the ABL. The ABL provides senior secured financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of February 1, 2014, there was $31.2 million of commercial and standby letters of credit outstanding and no borrowings outstanding.

As of February 1, 2014, availability under the ABL was approximately $127.6 million. Average borrowings for fiscal 2013 and 2012 under the ABL amounted to $4.3 million and $0.1 million, respectively.

The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 8), subject to the satisfaction of certain conditions. Principal amounts outstanding under the ABL are due and payable in full in March 2017. Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of February 1, 2014, we were in compliance with these covenants. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

8.  Long-Term Debt

Long-term debt consists of (in thousands):

	February 1, 2014	February 2, 2013
Senior secured term loan facility, net of discount of $1,360 and $1,647	$767,742	$767,455
9.125% senior notes	346,000	371,000

Long-term debt	$1,113,742	$1,138,455

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 7. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of February 1, 2014, the interest rate under our Term Loan was 5%.

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

We calculated our excess cash flow using fiscal 2013 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during fiscal 2014. During fiscal 2012, we made one quarterly amortization payment of $2.1 million, prepaid $15.6 million of our Term Loan with our excess cash flow, and made a voluntary prepayment of $25.0 million. The excess cash flow payment made during fiscal 2012 was calculated based on fiscal 2011 operating results. We applied the voluntary prepayment and the excess cash flow prepayment toward our remaining quarterly amortization payments payable under the Term Loan in fiscal 2013 and 2012 and will apply the remainder of such prepayments toward our quarterly amortization payments payable under the Term Loan in fiscal 2014 through fiscal 2016.

In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement to lower the interest rate, remove certain financial covenants and extend the maturity date from November 2017 to February 2018. During fiscal 2011, we recorded a loss on extinguishment of debt of approximately $19.6 million as a result of the refinancing, which included the write-off of approximately $14.1 million in deferred financing costs and $1.8 million of original issue discount (“OID”) related to the original Term Loan.

The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% senior notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, we will not be entitled to redeem the Notes at our option prior to December 1, 2014. The Notes are unsecured senior obligations of The Gymboree Corporation. The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 22). The guarantees of the Notes are joint and several and will terminate upon the following circumstances: (A) the sale, exchange, disposition or transfer (by merger or otherwise) of (x) the capital stock of the guarantor providing the applicable guarantee, if after such sale, exchange, disposition or transfer such guarantor is no longer a subsidiary of The Gymboree Corporation, or (y) all or substantially all of the assets of such guarantor, (B) the release or discharge of the guarantee by such guarantor of the other indebtedness which resulted in the creation of the subsidiary guarantee by such guarantor under the Indenture, (C) the designation of such guarantor as an “unrestricted subsidiary” under the Indenture or (D) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, in each such case specified in clauses (A) through (D) above in accordance with the requirements therefore set forth in the Indenture.

During the third quarter of fiscal 2013, we repurchased Notes with an aggregate principal amount of $25 million for $24.8 million in cash through privately negotiated transactions (the “2013 Repurchase”). We recorded a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt. During the fourth quarter of fiscal 2012, we repurchased Notes with an aggregate principal amount of $29 million for $26.6 million in cash in privately negotiated transactions (the “2012 Repurchase”). We recorded a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

Interest expense was $81.6 million, $85.6 million and $89.8 million for fiscal 2013, 2012 and 2011, respectively, including $6.8 million, $6.9 million and $6.8 million, respectively, of amortization of deferred financing costs and accretion of OID. Accretion of OID was not material for fiscal 2013, 2012 or 2011.

Future minimum principal payments on long-term debt excluding OID of $1.4 million as of February 1, 2014 are as follows (in thousands):

Fiscal years	Principal Payments
2014	$-
2015	-
2016	-
2017	6,502
2018	1,108,600

Total	$1,115,102

9.  Deferred Financing Costs

We recorded approximately $63.3 million of deferred financing costs related to the financing transactions. In February 2011, we refinanced the Term Loan through an amendment and restatement of our existing credit agreement and, as a result of the refinancing, approximately $14.1 million of deferred financing costs were written off. In March 2012, we amended and restated the ABL and, as a result, approximately $1.2 million of deferred financing costs were written off. In connection with the 2013 Repurchase and the 2012 Repurchase, we wrote off $1.0 million and $1.4 million, respectively, of deferred financing costs.

Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL are amortized on a straight-line basis over 6.4 years. The weighted-average remaining amortization period is approximately 4.3 years. Amortization of deferred financing costs is recorded in interest expense and was approximately $6.5 million for each of the fiscal years 2013, 2012 and 2011.

Amortization expense for each of the next five fiscal years is estimated below (in thousands):

Fiscal
2014	6,833
2015	7,269
2016	7,741
2017	7,269
2018	3,343

Total	$32,455

10.  Lease Incentives and Other Deferred Liabilities

Lease incentives and other deferred liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Above market leases	$6,632	$9,249
Deferred rent	15,583	11,269
Lease allowances	24,673	18,059
Other	3,544	1,527

Total	$50,432	$40,104

11.  Capital Lease

During fiscal 2013, we outsourced the fulfillment of www.gymboree.com online customer orders to a third-party fulfillment center in Ohio, under an operating services agreement. The agreement provides us with warehousing, fulfillment and logistics services and requires annual payments of approximately $8.8 million commencing in the third quarter of fiscal 2013 and ending in the second quarter of fiscal 2019. Certain assets under the operating services agreement, including leasehold improvements, equipment and software, are treated as a capital lease which commenced in the third quarter of fiscal 2013 and ends in fiscal 2019. Assets recorded under this capital lease were recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of the capital lease assets is included in the line item “Selling, general and administrative expenses” in our consolidated statements of operations. As of fiscal year-end 2013, the following assets under capital lease are included under the line “Property and equipment” in our consolidated balance sheet (in thousands):

February 1, 2014
Leasehold improvements	$1,776
Furniture, fixtures and equipment	2,326

Total assets under capital lease	4,102
Less: Accumulated amortization	(297)

Net assets under capital lease	$3,805

Annual future minimum obligations under capital leases for each of the next five years and thereafter, as of fiscal year-end 2013 are as follows (in thousands):

Fiscal Years	Capital Leases
2014	$838
2015	838
2016	838
2017	838
2018	838
Thereafter	876

Total minimum lease payments	5,066
Less amount representing interest	(1,161)

Total future minimum lease payments	3,905
Less current portion of obligation under capital lease	(503)

Obligations under capital lease, less current portion	$3,402

The Company capitalized asset retirement costs and recorded a related asset retirement obligation of $2.0 million at inception of the capital lease for restoration of the leased property to its original condition upon completion of the agreement. These items are included in “Leasehold improvements” and “Lease incentives and other deferred liabilities,” respectively in our consolidated balance sheet. Total amortization and accretion expense related to the asset retirement obligation of the capital lease were not material for fiscal 2013.

12.  Stockholders’ Equity

2010 Equity Incentive Plan

Parent maintains the Giraffe Holding, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) under which non-qualified stock options and other equity-based awards may be granted to eligible employees and directors of, and consultants and advisors to, Parent and its subsidiaries. A maximum of 11,622,231 shares of Parent’s Class A common stock (“Class A common stock”) and 1,291,359 shares of Parent’s Class L common stock (“Class L common stock”) may be delivered in satisfaction of awards granted under the 2010 Plan. As of February 1, 2014, there were 3,159,837 shares of Class A common stock and 351,093 shares of Class L common stock available for the grant of future awards under the 2010 Plan. Shares of stock delivered under the 2010 Plan may be authorized but unissued shares of stock or previously issued shares of stock acquired by Parent.

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

Stock Options

The following table summarizes the stock option activity for fiscal 2013:

	Number of shares (in thousands)	Weighted- average exercise price per share	Weighted-average remaining contractual life (in years)
Outstanding at February 2, 2013	672	$45.44	8.1
Granted	435	45.00
Forfeited	(211)	45.42

Outstanding at February 1, 2014	896	45.23	7.5

Vested and expected to vest at February 1, 2014 (1)	809	$45.22	7.3
Exercisable at February 1, 2014	348	$45.18	5.4

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The outstanding options granted by Parent to employees of the Company allow each grantee to purchase units of shares of Parent’s Class A and Class L common stock. Each unit consists of nine shares of Parent’s Class A and one share of Class L common stock. Options granted pursuant to the 2010 Plan were granted with an exercise price equal to the fair value of a unit. The fair value of a unit was determined to be $45.00, $47.44 and $45.00 for fiscal 2013, 2012 and 2011, respectively, by the Company using the Option Pricing Method, which considers the various equity securities as call options on the total equity value, giving consideration to the rights and preferences of each class of equity. The various classes of equity are modeled as call options that give their owners the right, but not the obligation, to buy the underlying equity value at a predetermined (or exercise) price. The options each have a term of ten years and vest over a five-year period based only on time-based service conditions.

The weighted-average fair value of options granted under the 2010 Plan was estimated to be $30.49, $31.80 and $29.17 per unit on the date of grant using the Black-Scholes option valuation model for fiscal 2013, 2012 and 2011, respectively. For purposes of this model, no dividends have been assumed. Expected stock price volatility was determined based on the historical and implied volatilities of comparable companies and based on each of the guideline company’s longest term traded options, where available. The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards.

The fair value of each stock option granted was estimated using the assumptions below for the fiscal years ended:

	February 1, 2014	February 2, 2013	January 28, 2012

Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	75.2%	74.4%	70.0%
Risk-free interest rate	1.4%	1.2%	1.7%
Expected lives (years)	6.5	6.5	6.5

As of February 1, 2014, there was approximately $13.8 million of unrecognized compensation (net of estimated forfeitures) cost related to stock options, which is expected to be recognized over a weighted-average period of 3.7 years.

Restricted Stock Units

Stock-based compensation cost for restricted stock units (“RSUs”) is measured based on the value of the Company’s stock on the grant date. RSU awards vest over a three-year period based only on time-based service conditions. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards that are expected to be earned.

A summary of RSU activity under the Company’s Incentive Plan was as follows:

	Number of shares (in thousands)	Weighted-average grant date fair value
Outstanding at February 2, 2013	-	$-
Granted	44	45.00
Vested	(9)	45.00

Outstanding at February 1, 2014	35	45.00

As of February 1, 2014, there was $1.4 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested RSUs that is expected to be recognized over a weighted average period of 2.4 years. As of February 1, 2014, the aggregate intrinsic value of the outstanding RSUs was $1.6 million.

Share-based compensation expense

Share-based compensation expense included as a component of SG&A expenses was $5.8 million, $4.3 million and $5.9 million in fiscal 2013, 2012 and 2011, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

We recognized $1.4 million, $0.7 million and $2.4 million of income tax benefits, before valuation allowance, related to share-based compensation expense for fiscal 2013, 2012 and 2011, respectively. In the third quarter of fiscal 2013, we established a valuation allowance against certain deferred tax assets, which eliminates existing tax benefits related to share-based compensation expense in the current and prior years. For fiscal 2013, 2012 and fiscal 2011 we reported no excess tax benefits as financing cash inflows.

2013 Gymboree China Phantom Equity Incentive Plan

Units awarded under the Company’s 2013 Gymboree China Phantom Equity Incentive Plan (the “Phantom Plan”) represent a hypothetical equity interest in Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs (“Gymboree HK”). The Company is a member of a related party group that controls Gymboree HK. Units may be granted to eligible employees and directors of, and consultants and advisors to, the Company and its subsidiaries. Each award gives the holder of the award the conditional right to receive, in accordance with the terms of the Phantom Plan and the award, a specified interest in the value of the “Pool.” For this purpose, the “Pool” means an amount of cash equal to 10% of the amount by which the sum of the amount of cash and the fair market value of marketable securities, in each case, received by Bain Fund X, L.P. and its permitted transferees in respect of shares of common stock of Gymboree HK they beneficially own exceeds a number equal to $12 million plus the amount of any additional equity investment, whether direct or indirect, by the Bain Fund X, L.P. and its permitted transferees in Gymboree HK. Under a form of award adopted under the Phantom Plan on September 12, 2013, each award will conditionally vest as to 20% of the Units subject to the award on each of the first five anniversaries of the date specified by the Plan administrator, subject to continued employment or service with the Company through the applicable anniversary.

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

During fiscal 2013, the compensation committee of the Board of Directors of the Company, which currently serves as the administrator of the Phantom Plan, granted 0.8 million awards under the Phantom Plan. Cancellations of awards under the Phantom Plan totaled 0.1 million for fiscal 2013. Since payment is contingent upon a Payment Event, share-based compensation expense will be recorded on these awards in the period that a Payment Event occurs.

13. Dividend Payment to Parent

During fiscal 2013, we distributed $6.7 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund part of their equity investment in the VIE (see Note 21). During fiscal 2013 and 2012, we also distributed in the form of a dividend to Parent, $0.9 million and $3.3 million, respectively, which was used by Parent’s shareholders to repurchase shares. During fiscal 2011, we distributed $12.2 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund their equity investment in the VIE (see Note 1). Total equity investments received by the VIE as capital contributions from affiliate of Parent during fiscal 2013, 2012 and 2011, were $15.9 million, $1.6 million and $4.5 million, respectively.

14. Income Taxes

The pre-tax (loss) income attributable to foreign and domestic operations was as follows for the fiscal years ended (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Foreign	$(4,372)	$3,910	$(1,847)
United States	(203,435)	(19,949)	(55,963)

Total	$(207,807)	$(16,039)	$(57,810)

The provision (benefit) for income taxes consists of the following for the fiscal years ended (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Current:
Federal	$2,065	$(1,967)	$(2,104)
State	2,214	1,476	1,621
Foreign	(2,882)	1,864	2,803

Total current	1,397	1,373	2,320

Deferred:
Federal	(3,291)	(4,909)	(7,342)
State	1,821	(1,441)	(1,409)
Foreign	(1,383)	(659)	(195)

Total deferred	(2,853)	(7,009)	(8,946)

Total provision (benefit)	$(1,456)	$(5,636)	$(6,626)

A reconciliation of the statutory federal income tax rate with our effective income tax rate was as follows for the fiscal years ended:

	February 1, 2014	February 2, 2013	January 28, 2012
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	1.1	5.4	0.4
Non-deductible transaction costs	-	(0.2)	-
Increase in valuation allowances	(12.7)	(3.1)	(1.1)
Impact of foreign operations (net of foreign tax deductions/credit)	(0.6)	(7.3)	(6.3)
Nondeductible goodwill impairment	(23.6)	-	(17.1)
NQ: Cancellation	(0.3)	(5.0)	-
Reserves	0.4	(4.6)	(0.2)
Federal credits	0.9	12.3	0.5
Enhanced charitable contributions	0.3	2.5	0.7
Other	-	5.5	(0.4)

Effective tax rate	0.5	40.5	11.5

Noncontrolling interest	0.2	(5.4)	-

Total effective tax rate	0.7%	35.1%	11.5%

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, were as follows (in thousands):

	February 1, 2014	February 2, 2013

Deferred tax assets:
Inventory valuation	$4,803	$6,631
Deferred revenue	3,193	2,265
State taxes	7,052	6,501
Reserves	9,341	6,200
Stock compensation	4,603	3,184
Deferred rent	7,814	6,607
Net operating loss carryforwards	25,500	20,272
Charitable contribution carryovers	4,092	1,931
Tax credits	7,035	5,531
Other	6,297	4,059

Gross deferred tax assets	79,730	63,181
Valuation allowance	(31,918)	(4,380)

Total deferred tax assets	$47,812	$58,801

Deferred tax liabilities:
Prepaid expenses	(2,136)	(1,799)
Fixed asset basis differences	(24,737)	(30,340)
Intangibles	(214,201)	(222,072)
Other	(6,304)	(6,901)

Total deferred tax liabilities	$(247,378)	$(261,112)

Net deferred tax liabilities	$(199,566)	$(202,311)

Other credits totaling $3.4 million and charitable contribution carryovers totaling $1.9 million previously reported as “Deferred tax assets: Other” for fiscal 2012 were reclassified to “Deferred tax assets: tax credits” and “Deferred tax assets: charitable contribution carryovers,” respectively to conform to the fiscal 2013 presentation.

We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence, including prior operating results, the nature and reason for any losses, our forecast of future taxable income from reversing taxable temporary differences and the dates on which any deferred tax assets are expected to expire, in evaluating whether a valuation allowance is required. As a result of weighing the available objective evidence as of February 1, 2014, we increased our valuation allowance against certain deferred tax assets by $27.5 million in fiscal 2013. The valuation allowance as of February 1, 2014 represents a valuation allowance against all deferred tax assets in federal and consolidated state jurisdictions. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of fiscal year-end 2013, we also concluded it is “more likely than not” that $5.4 million of our net deferred tax assets will be realized. However, this realization is contingent on future events. The amount actually realized could vary if there are differences in the timing or amount of future reversals of existing deferred tax liabilities. If we determine that we will not realize all or part of these deferred tax assets, we will record an additional valuation allowance against our deferred tax assets and an associated charge to income tax expense in the period such determination is made.

As of fiscal year-end 2013, our net operating loss carryforwards and tax credit carryforwards, with expiration dates, were as follows (in millions):

	February 1, 2014	Expiration Dates
Federal net operating loss	$58.3	2030 to 2033
State net operating loss	34.5	2023 to 2033
China net operating loss	9.1	2016 to 2018
Tax credits	6.3	2015 to 2033
Other tax credits	1.4	Indefinite

We had unrecognized tax benefits of $6.6 million, $8.6 million and $7.3 million as of fiscal year-end 2013, 2012 and 2011, respectively. Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Balance at beginning of period	$8,562	$7,316	$7,324
Gross increases - tax positions in current period	814	712	714
Gross increases - tax positions in prior period	335	1,600	140
Gross decreases - tax positions in prior period	(2,187)	3	(52)
Settlements	(178)	(618)	-
Lapsed statutes of limitations	(353)	(448)	(806)
Decreases based on currency translation adjustments	(428)	(3)	(4)

Balance at end of period	$6,565	$8,562	$7,316

As of fiscal year-end 2013, 2012 and 2011, $3.6 million, $7.4 million and $6.1 million, respectively, of unrecognized tax benefits would affect the effective tax rate if recognized. Additionally, as of fiscal year-end 2013, 2012 and 2011, $3.0 million, $1.1 million and $1.2 million, respectively, of unrecognized tax benefits would result in adjustments to other tax accounts if recognized.

We recognize interest and penalties on income tax contingencies in income tax expense. Income tax expense included benefits of $102,000 and $342,000, and a charge of $46,000 in fiscal 2013, 2012 and fiscal 2011, respectively, related to interest expense on income taxes. Income tax expense also included benefits of $70,000, $9,000 and $39,000 in fiscal 2013, 2012 and 2011, respectively, related to penalties on income taxes. As of February 1, 2014, we had a liability for interest on income taxes of $889,000 and a liability for penalties on income taxes of $626,000. As of February 2, 2013, we had a liability for interest on income taxes of $1.1 million and a liability for penalties on income taxes of $696,000.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $6.6 million as of February 1, 2014 will decrease by as much as $1.9 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. Our foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which is Canada. With few exceptions, we are no longer subject to United States federal, state, local or foreign examinations by tax authorities for tax years before 2007.

During the third quarter of 2013, the U. S. Department of the Treasury (“Treasury”) released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code of 1986 (the “Code”), regarding the deduction and capitalization of expenditures related to tangible property. Treasury also released proposed regulations under Section 168 of the Code regarding dispositions of tangible property. These final and proposed regulations will be effective for the Company’s tax year ending January 31, 2015. Final revenue procedures for certain provisions were released in January 2014. We evaluated the impact of these regulations and have determined that it will not have a material impact our consolidated financial statements.

15. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income (loss) (“OCI”), net of tax for the fiscal years ended (in thousands):

	February 1, 2014	February 2, 2013	January 28, 2012
Foreign currency translation	$623	$808	$754
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,982, $3,982 and $3,915	(5,503)	(6,722)	(6,579)

Total accumulated other comprehensive loss	$(4,880)	$(5,914)	$(5,825)

Changes in accumulated OCI balance by component were as follows for the fiscal years ended (in thousands):

	February 1, 2014
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income (loss) recognized before reclassifications	350	26	376
Amounts reclassified from accumulated other comprehensive loss to earnings	869	-	869

Net current-period other comprehensive income (loss)	1,219	26	1,245

Other comprehensive income attributable to noncontrolling interest	-	(211)	(211)

Ending balance	$(5,503)	$623	$(4,880)

	February 2, 2013
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,579)	$754	$(5,825)

Other comprehensive (loss) income before reclassifications	(429)	112	(317)
Amounts reclassified from accumulated other comprehensive loss to earnings	219	-	219
Tax benefit	67	-	67

Net current-period other comprehensive (loss) income	(143)	112	(31)

Other comprehensive income attributable to noncontrolling interest	-	(58)	(58)

Ending balance	$(6,722)	$808	$(5,914)

	January 28, 2012
	Derivatives	Foreign Currency	Total Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(208)	$446	$238

Other comprehensive (loss) income recognized before reclassifications	(10,494)	308	(10,186)
Amounts reclassified from accumulated other comprehensive loss to earnings	122	-	122
Other	86	-	86
Tax benefit	3,915	-	3,915

Net current-period other comprehensive (loss) income	(6,371)	308	(6,063)

Ending balance	$(6,579)	$754	$(5,825)

16.  401(k) Plan

We maintain a voluntary defined contribution 401(k) plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 75% of their compensation to the Plan, not to exceed the dollar limit set by law. Beginning in January 2013, we contribute $1.00 to the plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. Matching contributions to the Plan totaled approximately $2.1 million and $0.2 million for fiscal 2013 and 2012, respectively.

17.  Related Party Transactions

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3 million, which fee will be reduced by $270,000 until such time as Bain Capital notifies the Company in writing, and reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. We paid Bain Capital approximately $3.6 million, $3.1 million, and $3.3 million in management fees and reimbursement of out-of-pocket expenses during fiscal 2013, 2012, and 2011, respectively. These amounts are recorded as a component of SG&A expenses in our consolidated statement of operations.

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

Other Transactions

During fiscal 2013, we sold inventory to a company owned by funds associated with Bain Capital and purchased services from another company owned by funds associated with Bain Capital for $9.9 million and $2.6 million, respectively. During fiscal 2012, we sold inventory to a company owned by funds associated with Bain Capital and purchased services from another company owned by funds associated with Bain Capital for $5.8 million and $1.5 million, respectively.

18.  Gymboree Play & Music Franchisee Termination

In the third quarter of fiscal 2011, we terminated our agreement with a Gymboree Play & Music master franchisee in China. Costs associated with the termination of this master franchise relationship resulted in a $7.2 million charge to SG&A expenses in the third quarter of fiscal 2011. We assumed the role of master franchisor in China upon this termination. We subsequently entered into a Master Service Agreement with Gymboree Tianjin to service all of the unit franchises in the PRC Territory and provide us certain services in connection with such unit franchises (see Note 17).

19.   Commitments and Contingencies

We lease our retail store locations, corporate headquarters, certain warehouse space and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2025. Store leases typically have 10-year terms and some include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Future minimum rental payments under non-cancelable operating leases at February 1, 2014 are as follows (in thousands):

Fiscal
2014	96,753
2015	90,414
2016	83,072
2017	72,370
2018	56,330
Thereafter	138,677

Total	$537,616

Rent expense for all operating leases totaled $155.5 million, $145.7 million and $138.3 million in fiscal 2013, 2012 and 2011, respectively, and includes common area maintenance expenses, real estate taxes, utilities, percentage rent expense and other lease required expenses of $54.4 million, $50.5 million and $46.8 million in fiscal 2013, 2012 and 2011, respectively. Percentage rent expense was approximately $0.8 million, $0.5 million and $0.5 million in fiscal 2013, 2012 and 2011, respectively. Rent expense for fiscal 2013, 2012 and 2011 includes approximately $1.4 million, $1.9 million and $2.1 million, respectively, in income related to amortization of above and below market leases.

Amounts representing estimated inventory and other purchase obligations used in the normal course of business as of February 1, 2014 are as follows:

	Payments due by period
	Less than
($ in thousands)	1 year	1-3 years	3-5 years	After 5 years	Total

Inventory purchase obligations (1)	$235,424	$-	$-	$-	$235,424
Other purchase obligations (2)	23,268	24,709	17,524	7,707	73,208

Total contractual cash obligations	$258,692	$24,709	$17,524	$7,707	$308,632

(1)

Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)

Other purchase obligations include annual commitments of approximately $8.8 million, from fiscal 2014 to the second quarter of fiscal 2019, under the operating services agreement related to a third party fulfillment center (see Note 11). Also included in other purchase obligations are commitments for information technology, professional services and fixtures and equipment.

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

20.  Segment Information

We have four reportable segments: retail (including online stores), Gymboree Play & Music, International Retail Franchise, and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated by our chief operating decision maker. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. We believe that disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution center and shared corporate services) is included in the retail stores segment.

Summary financial data of each reportable segment were as follows for the fiscal years ended (in thousands):

	February 1, 2014
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,191,498	$15,066	$22,252	$20,685	$(4,932)	$1,244,569
Operating (loss) income	$(137,833)	$6,815	$9,715	$(3,888)	$93	$(125,098)
Total assets	$1,728,186	$60,942	$29,256	$23,208	$(1,488)	$1,840,104

	February 2, 2013
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,232,985	$20,988	$16,893	$14,242	$(9,444)	$1,275,664
Operating income (loss)	$58,726	$5,710	$7,285	$(1,815)	$(256)	$69,650
Total assets	$1,940,737	$64,343	$29,129	$13,469	$(4,465)	$2,043,213

	January 28, 2012
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,164,163	$13,881	$10,232	$1,195	$(1,183)	$1,188,288
Operating income (loss)	$55,695	$(1,779)	$3,397	$(5,812)	$-	$51,501
Total assets	$2,014,343	$64,155	$28,878	$7,394	$(983)	$2,113,787

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music, Retail Franchise and VIE reportable segments recorded intersegment revenues of $4.4 million, $0.5 million and $0, respectively, for the year ended February 1, 2014, $2.3 million, $0.2 million and $6.9 million, respectively, for the year ended February 2, 2013 and $0, $0 and $1.2 million, respectively, for the year ended January 28, 2012.

We attribute retail store revenues to individual countries based on the selling location. For Gymboree International Retail Franchise, all sales were attributed to the United States geographic segment.

Effective November 2012, as a result of a modification to the Master Service Agreement with Gymboree Tianjin, China Play & Music franchisee sales are attributable to the international geographic segment and all other Gymboree Play & Music sales are attributable to the U.S. geographic segment (see Note 17).

Long-lived assets include net property and equipment, goodwill, other intangibles, deferred financing costs and other assets. Summary financial data of each of our two geographical segments, United States and international were as follows for the fiscal years ended (in thousands):

	February 1, 2014
	United States	International
Net sales	$1,172,490	$72,079
Long-lived assets	$1,513,381	$55,683

	February 2, 2013
	United States	International
Net sales	$1,215,159	$60,505
Long-lived assets	$1,678,790	$53,991

	January 28, 2012
	United States	International
Net sales	$1,138,856	$49,432
Long-lived assets	$1,700,741	$52,264

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

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of February 1, 2014 and February 2, 2013 and the condensed consolidated statements of operations for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 (in thousands):

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	February 1, 2014
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$25,635	$13,794	$-	$39,429
Other current assets	228,129	4,970	(1,488)	231,611

Total current assets	253,764	18,764	(1,488)	271,040
Non-current assets	1,564,620	4,444	-	1,569,064

Total assets	$1,818,384	$23,208	$(1,488)	$1,840,104

Current liabilities	$196,631	$7,490	$(1,356)	$202,765
Non-current liabilities	1,387,828	370	(1)	1,388,197

Total liabilities	1,584,459	7,860	(1,357)	1,590,962

Total stockholders’ equity	233,925	-	(131)	233,794
Noncontrolling interest	-	15,348	-	15,348

Total liabilities and stockholders’ equity	$1,818,384	$23,208	$(1,488)	$1,840,104

	February 2, 2013
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$27,223	$6,105	$-	$33,328
Other current assets	276,121	5,448	(4,465)	277,104

Total current assets	303,344	11,553	(4,465)	310,432
Non-current assets	1,730,865	1,916	-	1,732,781

Total assets	$2,034,209	$13,469	$(4,465)	$2,043,213

Current liabilities	$175,555	$9,244	$(4,223)	$180,576
Non-current liabilities	1,420,870	130	-	1,421,000

Total liabilities	1,596,425	9,374	(4,223)	1,601,576

Total stockholders’ equity	437,784	-	(242)	437,542
Noncontrolling interest	-	4,095	-	4,095

Total liabilities and stockholders’ equity	$2,034,209	$13,469	$(4,465)	$2,043,213

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended February 1, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$1,228,816	$20,685	$(4,932)	$1,244,569
Cost of goods sold	(762,595)	(6,517)	557	(768,555)
Operating expenses	(587,524)	(18,056)	4,468	(601,112)

Operating loss	(121,303)	(3,888)	93	(125,098)
Other non-operating (expense) income	(82,954)	247	(2)	(82,709)

Loss before income taxes	(204,257)	(3,641)	91	(207,807)
Income tax benefit	1,138	317	1	1,456

Net loss	(203,119)	(3,324)	92	(206,351)
Net loss attributable to noncontrolling interest	-	3,324	-	3,324

Net loss attributable to The Gymboree Corporation	$(203,119)	$-	$92	$(203,027)

	Year Ended February 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$1,270,866	$14,242	$(9,444)	$1,275,664
Cost of goods sold	(791,961)	(3,585)	1,274	(794,272)
Operating expenses	(407,184)	(12,472)	7,914	(411,742)

Operating income (loss)	71,721	(1,815)	(256)	69,650
Other non-operating (expense) income	(85,810)	121	-	(85,689)

Loss before income taxes	(14,089)	(1,694)	(256)	(16,039)
Income tax benefit (expense)	6,503	(867)	-	5,636

Net loss	(7,586)	(2,561)	(256)	(10,403)
Net loss attributable to noncontrolling interest	-	2,561	-	2,561

Net loss attributable to The Gymboree Corporation	$(7,586)	$-	$(256)	$(7,842)

	Year Ended January 28, 2012
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$1,188,276	$1,195	$(1,183)	$1,188,288
Cost of goods sold	(728,169)	(177)	-	(728,346)
Operating expenses	(402,794)	(6,830)	1,183	(408,441)

Operating income (loss)	57,313	(5,812)	-	51,501
Other non-operating expense	(109,303)	(8)	-	(109,311)

Loss before income taxes	(51,990)	(5,820)	-	(57,810)
Income tax benefit (expense)	6,645	(19)	-	6,626

Net loss	(45,345)	(5,839)	-	(51,184)
Net loss attributable to noncontrolling interest	-	5,839	-	5,839

Net loss attributable to The Gymboree Corporation	$(45,345)	$-	$-	$(45,345)

22.  Condensed Guarantor Data

The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes, subject to the customary automatic release provisions described above (see Note 8). The following condensed consolidating financial information presents the financial position, results of operations, comprehensive income (loss) and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in those of the non-guarantor subsidiaries. Intercompany transactions are eliminated.

Advance Pricing Agreement

During the third quarter of fiscal 2013, we established the terms of a bilateral Advance Pricing Agreement (“APA”) between the United States and Canadian tax authorities. The APA established a methodology for determining arm’s length transfer prices between our United States and Canadian subsidiaries. The APA required us to recalculate transfer prices from fiscal years 2007 through 2012 using this methodology. Consequently, we recorded in our Canadian subsidiary, included in our non-guarantor balance sheet, a $10.3 million increase to both our February 3, 2013 accumulated deficit and intercompany payable to our U.S. subsidiaries related to fiscal years 2007 through 2012. Correspondingly, our U.S. subsidiaries, included in our The Gymboree Corporation and guarantor balance sheets, recorded a $4.1 million and $6.2 million increase, respectively, in both our February 3, 2013 retained earnings and intercompany receivable from our Canadian subsidiary. These adjustments were eliminated in consolidation and do not impact our previously reported consolidated balance sheets and statements of operations.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of February 1, 2014
ASSETS	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$15,479	$4,659	$19,291	$-	$39,429
Accounts receivable, net of allowance	1,237	18,634	2,011	-	21,882
Merchandise inventories	-	170,126	5,823	(454)	175,495
Prepaid income taxes	1,659	284	36	-	1,979
Prepaid expenses	3,538	14,095	1,168	-	18,801
Deferred income taxes	-	13,303	918	(767)	13,454
Intercompany receivable	-	559,280	-	(559,280)	-

Total current assets	21,913	780,381	29,247	(560,501)	271,040
Property and equipment, net	14,288	182,421	9,599	-	206,308
Goodwill	-	721,844	36,933	-	758,777
Other intangible assets, net	-	558,962	862	-	559,824
Deferred financing costs	32,455	-	-	-	32,455
Other assets	15,139	2,340	10,920	(16,699)	11,700
Investment in subsidiaries	1,870,800	-	-	(1,870,800)	-

Total assets	$1,954,595	$2,245,948	$87,561	$(2,448,000)	$1,840,104

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27,184	$73,218	$1,557	$-	$101,959
Accrued liabilities	34,328	58,430	7,545	-	100,303
Deferred income taxes	654	-	113	(767)	-
Current obligation under capital lease	-	503	-	-	503
Intercompany payable	541,397	-	18,337	(559,734)	-

Total current liabilities	603,563	132,151	27,552	(560,501)	202,765
Long-term liabilities:
Long-term debt	1,113,742	-	-	-	1,113,742
Long-term obligation under capital lease	-	3,402	-	-	3,402
Lease incentives and other liabilities	3,496	48,117	4,976	-	56,589
Deferred income taxes	-	231,163	-	(16,699)	214,464

Total liabilities	1,720,801	414,833	32,528	(577,200)	1,590,962

Total stockholders’ equity	233,794	1,831,115	39,685	(1,870,800)	233,794
Noncontrolling interest	-	-	15,348	-	15,348

Total liabilities and stockholders’ equity	$1,954,595	$2,245,948	$87,561	$(2,448,000)	$1,840,104

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of February 2, 2013
ASSETS	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$18,431	$3,128	$11,769	$-	$33,328
Accounts receivable, net of allowance	1,280	23,679	2,583	-	27,542
Merchandise inventories	-	193,003	4,907	25	197,935
Prepaid income taxes	1,821	682	400	-	2,903
Prepaid expenses	3,142	12,909	1,290	-	17,341
Deferred income taxes	15,488	16,528	-	(633)	31,383
Intercompany receivable	-	468,919	-	(468,919)	-

Total current assets	40,162	718,848	20,949	(469,527)	310,432
Property and equipment, net	15,679	180,021	9,625	-	205,325
Goodwill	-	859,166	39,800	-	898,966
Other intangible assets, net	-	580,492	149	-	580,641
Deferred financing costs	40,040	-	-	-	40,040
Other assets	15,409	2,061	7,067	(16,728)	7,809
Investment in subsidiaries	1,976,277	-	-	(1,976,277)	-

Total assets	$2,087,567	$2,340,588	$77,590	$(2,462,532)	$2,043,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,269	$74,589	$1,275	$-	$90,133
Accrued liabilities	35,991	48,446	6,006	-	90,443
Deferred income taxes	-	-	633	(633)	-
Intercompany payable	456,934	-	11,960	(468,894)	-

Total current liabilities	507,194	123,035	19,874	(469,527)	180,576
Long-term liabilities:
Long-term debt	1,138,455	-	-	-	1,138,455
Lease incentives and other liabilities	4,376	38,693	4,883	-	47,952
Deferred income taxes	-	250,427	894	(16,728)	234,593

Total liabilities	1,650,025	412,155	25,651	(486,255)	1,601,576

Total stockholders’ equity	437,542	1,928,433	47,844	(1,976,277)	437,542
Noncontrolling interest	-	-	4,095	-	4,095

Total liabilities and stockholders’ equity	$2,087,567	$2,340,588	$77,590	$(2,462,532)	$2,043,213

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,885	$1,162,412	$62,893	$(30,014)	$1,197,176
Gymboree Play & Music	-	10,677	15,008	-	25,685
Retail Franchise	-	21,708	-	-	21,708
Intercompany revenue	30,515	35,362	3,085	(68,962)	-

Total net sales	32,400	1,230,159	80,986	(98,976)	1,244,569
Cost of goods sold, including buying and occupancy expenses	(5,824)	(745,339)	(45,558)	28,166	(768,555)

Gross profit	26,576	484,820	35,428	(70,810)	476,014
Selling, general and administrative expenses	(66,445)	(411,476)	(36,808)	70,806	(443,923)
Goodwill and intangible asset impairment	-	(154,322)	(2,867)	-	(157,189)

Operating loss	(39,869)	(80,978)	(4,247)	(4)	(125,098)
Interest income	63	35	89	(1)	186
Interest expense	(81,405)	(153)	(1)	1	(81,558)
Loss on extinguishment of debt	(834)	-	-	-	(834)
Other income (expense), net	(105)	(4)	(396)	2	(503)

(Loss) income before income taxes	(122,150)	(81,100)	(4,555)	(2)	(207,807)
Income tax benefit (expense)	18,346	(19,898)	3,008	-	1,456
Equity in earnings of affiliates, net of tax	(99,223)	-	-	99,223	-

Net loss	(203,027)	(100,998)	(1,547)	99,221	(206,351)
Net loss attributable to noncontrolling interest	-	-	3,324	-	3,324

Net (loss) income attributable to The Gymboree Corporation	$(203,027)	$(100,998)	$1,777	$99,221	$(203,027)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,910	$1,202,552	$60,727	$(30,196)	$1,234,993
Gymboree Play & Music	-	18,661	5,280	-	23,941
Retail Franchise	-	16,730	-	-	16,730
Intercompany revenue	36,608	20,643	9,379	(66,630)	-

Total net sales	38,518	1,258,586	75,386	(96,826)	1,275,664
Cost of goods sold, including buying and occupancy expenses	(5,561)	(773,469)	(43,707)	28,465	(794,272)

Gross profit	32,957	485,117	31,679	(68,361)	481,392
Selling, general and administrative expenses	(58,547)	(393,471)	(27,929)	68,205	(411,742)

Operating (loss) income	(25,590)	91,646	3,750	(156)	69,650
Interest income	71	11	95	-	177
Interest expense	(85,640)	-	-	-	(85,640)
Loss on extinguishment of debt	(214)	-	-	-	(214)
Other income (expense), net	(77)	-	65	-	(12)

(Loss) income before income taxes	(111,450)	91,657	3,910	(156)	(16,039)
Income tax benefit (expense)	45,627	(37,896)	(2,095)	-	5,636
Equity in earnings of affiliates, net of tax	57,981	-	-	(57,981)	-

Net (loss) income	(7,842)	53,761	1,815	(58,137)	(10,403)
Net loss attributable to noncontrolling interest	-	-	2,561	-	2,561

Net (loss) income attributable to The Gymboree Corporation	$(7,842)	$53,761	$4,376	$(58,137)	$(7,842)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED FEBRUARY 1, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net loss	$(203,027)	$(100,998)	$(1,547)	$99,221	$(206,351)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(185)	-	83	128	26
Unrealized net gain on cash flow hedges, net of tax benefit of $0	1,219	-	449	(449)	1,219

Total other comprehensive income, net of tax	1,034	-	532	(321)	1,245

Comprehensive loss	(201,993)	(100,998)	(1,015)	98,900	(205,106)
Comprehensive loss attributable to noncontrolling interest	-	-	3,113	-	3,113

Comprehensive (loss) income attributable to The Gymboree Corporation	$(201,993)	$(100,998)	$2,098	$98,900	$(201,993)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED FEBRUARY 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(7,842)	$53,761	$1,815	$(58,137)	$(10,403)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	54	-	88	(30)	112
Unrealized net loss on cash flow hedges, net of tax benefit of $67	(143)	-	(74)	74	(143)

Total other comprehensive (loss) income, net of tax	(89)	-	14	44	(31)

Comprehensive (loss) income	(7,931)	53,761	1,829	(58,093)	(10,434)
Comprehensive loss attributable to noncontrolling interest	-	-	2,503	-	2,503

Comprehensive (loss) income attributable to The Gymboree Corporation	$(7,931)	$53,761	$4,332	$(58,093)	$(7,931)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED JANUARY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net (loss) income	$(45,345)	$25,541	$(4,402)	$(26,978)	$(51,184)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	308	-	346	(346)	308
Unrealized net (loss) gain on cash flow hedges, net of tax benefit of $3,915	(6,371)	-	118	(118)	(6,371)

Total other comprehensive (loss) income, net of tax	(6,063)	-	464	(464)	(6,063)

Comprehensive (loss) income	(51,408)	25,541	(3,938)	(27,442)	(57,247)
Comprehensive loss attributable to noncontrolling interest	-	-	5,839	-	5,839

Comprehensive (loss) income attributable to The Gymboree Corporation	$(51,408)	$25,541	$1,901	$(27,442)	$(51,408)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(59,970)	$134,236	$605	$-	$74,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,187)	(45,263)	(4,182)	-	(52,632)
Dividend from subsidiary	2,500	-	-	(2,500)	-
Intercompany transfers	-	(84,681)	-	84,681	-
Other	-	(65)	(429)	-	(494)

Net cash used in investing activities	(687)	(130,009)	(4,611)	82,181	(53,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	90,029	-	(5,348)	(84,681)	-
Proceeds from ABL facility	123,000	-	-	-	123,000
Payments on ABL facility	(123,000)	-	-	-	(123,000)
Repurchase of notes	(24,760)	-	-	-	(24,760)
Payments on capital lease	-	(196)	-	-	(196)
Dividend to The Gymboree Corporation	-	(2,500)	-	2,500	-
Dividend payment to parent	(7,564)	-	-	-	(7,564)
Capital contribution received by noncontrolling interest	-	-	15,886	-	15,886

Net cash provided by (used in) financing activities	57,705	(2,696)	10,538	(82,181)	(16,634)

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	990	-	990

Net (decrease) increase in cash and cash equivalents	(2,952)	1,531	7,522	-	6,101

CASH AND CASH EQUIVALENTS:
Beginning of Period	18,431	3,128	11,769	-	33,328

End of Period	$15,479	$4,659	$19,291	$-	$39,429

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(31,000)	$100,856	$3,938	$-	$73,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,723)	(41,154)	(3,974)	-	(47,851)
Dividend from subsidiary	10,042	-	-	(10,042)	-
Investment in subsidiaries	(180)	-	-	180	-
Intercompany transfers	-	(56,754)	-	56,754	-
Other	-	(207)	(635)	-	(842)

Net cash provided by (used in) investing activities	7,139	(98,115)	(4,609)	46,892	(48,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	54,910	-	1,844	(56,754)	-
Payments on Term Loan	(42,698)	-	-	-	(42,698)
Dividend to The Gymboree Corporation	-	(6,000)	(4,042)	10,042	-
Repurchase of Notes	(26,613)	-	-	-	(26,613)
Proceeds from ABL Facility	14,000	-	-	-	14,000
Payments on ABL Facility	(14,000)	-	-	-	(14,000)
Payments of deferred financing costs	(1,344)	-	-	-	(1,344)
Investment by Parent	-	-	180	(180)	-
Dividend Payment to Parent	(3,273)	-	-	-	(3,273)
Capital contribution received by noncontrolling interest	-	-	1,602	-	1,602
Investment by affiliate of Parent	2,400	-	-	-	2,400

Net cash used in financing activities	(16,618)	(6,000)	(416)	(46,892)	(69,926)

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	243	-	243

Net decrease in cash and cash equivalents	(40,479)	(3,259)	(844)	-	(44,582)

CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	-	77,910

End of Period	$18,431	$3,128	$11,769	$-	$33,328

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 28, 2012

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(19,793)	$107,443	$3,895	$-	$91,545

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,400)	(30,259)	(2,906)	-	(36,565)
Acquisition of business, net of cash acquired	(1,352)	-	-	-	(1,352)
Investment in subsidiaries	(110)	-	-	110	-
Intercompany transfers	-	(77,060)	-	77,060	-
Other	4	(267)	(32)	-	(295)

Net cash used in investing activities	(4,858)	(107,586)	(2,938)	77,170	(38,212)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	76,604	-	456	(77,060)	-
Proceeds from Term Loan	820,000		-	-	820,000
Payments on Term Loan	(828,200)	-	-	-	(828,200)
Proceeds from ABL Facility	60,656		-	-	60,656
Payments on ABL Facility	(60,656)		-	-	(60,656)
Payments of deferred financing costs	(6,665)	-	-	-	(6,665)
Investment by Parent	14,865	-	110	(110)	14,865
Dividend Payment to Parent	(12,200)		-	-	(12,200)
Capital contribution received by noncontrolling interest	-	-	4,477	-	4,477

Net cash provided by financing activities	64,404	-	5,043	(77,170)	(7,723)

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	176	-	176

Net increase (decrease) in cash and cash equivalents	39,753	(143)	6,176	-	45,786

CASH AND CASH EQUIVALENTS:
Beginning of Period	19,157	6,530	6,437	-	32,124

End of Period	$58,910	$6,387	$12,613	$-	$77,910

The Company and its guarantor subsidiaries participate in a cash pooling program. As part of this program, cash balances are generally swept on a daily basis between the guarantor subsidiary bank accounts and those of the Company. In addition, we pay expenses on behalf of our guarantor and non-guarantor subsidiaries on a regular basis. These types of transactions have been accounted for as intercompany transfers within investing and financing activities.

The Company’s transactions include interest, tax payments and intercompany sales transactions related to administrative costs incurred by the Company, which are billed to guarantor and non-guarantor subsidiaries on a cost plus basis. All intercompany transactions are presumed to be settled in cash and therefore are included in operating activities. Non-operating cash flow changes have been classified as investing and financing activities.

Subsequent to the issuance of the 2012 financial statements, management determined that within the condensed consolidating statement of cash flows, the intercompany transfers of the guarantor subsidiaries previously presented as financing activities should be classified as investing activities. The classification of these intercompany transfers has been corrected in the above condensed consolidating statements of cash flows for the years ended February 2, 2013 and January 28, 2012 to be presented within investing activities. This correction has no impact on the consolidated statement of cash flows for the years ended February 2, 2013 and January 28, 2012. The effect is summarized as follows:

	Year Ended February 2, 2013
	Guarantor Subsidiaries (As Previously Reported)	Guarantor Subsidiaries (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany transfers	$-	$(56,754)	$-	$56,754
Net cash provided by (used in) investing activities	(41,361)	(98,115)	(9,862)	46,892
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(56,754)	-	-	(56,754)
Net cash used in financing activities	(62,754)	(6,000)	9,862	(46,892)

	Year Ended January 28, 2012
	Guarantor Subsidiaries (As Previously Reported)	Guarantor Subsidiaries (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany transfers	$-	$(77,060)	$-	$77,060
Net cash used in investing activities	(30,526)	(107,586)	110	77,170
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(77,060)	-	-	(77,060)
Net cash provided by financing activities	(77,060)	-	(110)	(77,170)

23. Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Operations (in thousands). In the fourth quarter of fiscal 2013, we recorded non-cash charges related to goodwill impairment of $140.2 million and trade name impairment of $17.0 million (see Note 3). The results of operations in the fourth quarter of fiscal 2013 include income tax expense of $6.9 million resulting from the increase of the valuation allowance against deferred tax assets.

	Fiscal 2013 Quarter Ended
	May 4, 2013	August 3, 2013	November 2, 2013	February 1, 2014	2013 Total

Net sales
Retail	$280,877	$278,944	$297,352	$340,003	$1,197,176
Gymboree Play & Music	6,328	6,260	6,821	6,276	25,685
Retail Franchise	5,578	5,712	5,665	4,753	21,708

Total net sales	292,783	290,916	309,838	351,032	1,244,569

Gross profit	120,973	107,086	123,468	124,487	476,014
Goodwill and intangible asset impairment	-	-	-	(157,189)	(157,189)
Operating income (loss)	16,844	5,063	12,269	(159,274)	(125,098)

Net loss	(2,848)	(9,325)	(24,398)	(169,780)	(206,351)
Net loss attributable to The Gymboree Corporation	(2,536)	(9,350)	(23,985)	(167,156)	(203,027)

	Fiscal 2012 Quarter Ended
	April 28, 2012	July 28, 2012	October 27, 2012	February 2, 2013	2012 Total

Net sales
Retail	$288,116	$259,114	$299,965	$387,798	$1,234,993
Gymboree Play & Music	5,792	5,799	6,390	5,960	23,941
Retail Franchise	3,843	3,839	5,163	3,885	16,730

Total net sales	297,751	268,752	311,518	397,643	1,275,664

Gross profit	121,824	89,188	125,603	144,777	481,392
Operating income (loss)	30,085	(6,407)	26,587	19,385	69,650

Net income (loss)	4,170	(14,066)	4,910	(5,417)	(10,403)
Net income (loss) attributable to The Gymboree Corporation	4,996	(13,268)	6,121	(5,691)	(7,842)

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of February 1, 2014. In making this assessment, management used the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management believes that, as of February 1, 2014, the Company maintained effective internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Changes in Internal Control over Financial Reporting

During the Company’s fourth quarter of fiscal 2013, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal. Directors are elected at an annual meeting of stockholders.

Below is a list of the names, ages as of March 31, 2014 and positions, and a brief account of the business experience, of the individuals who serve as our executive officers and directors:

Name	Age	Position	Committee Membership

Mark Breitbard	46	Chief Executive Officer, Director

Evan Price	45	Chief Financial Officer

Joelle Maher	47	Chief Operating Officer

Weizhong (“Wilson”) Zhu	61	Chief Sourcing and Production Officer

Kip Garcia	63	President

Joshua Bekenstein	55	Director	Compensation Committee

Jordan Hitch	47	Director	Compensation Committee

Marko Kivisto	38	Director	Audit Committee

Yvonne Hao	39	Director	Audit Committee

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

Joelle Maher joined The Gymboree Corporation in July 2013 as Chief Operating Officer. Prior to joining The Gymboree Corporation, Ms. Maher held various positions at Levi Strauss & Co. and served as Executive Vice President, President Global Retail since May 2012, as the Senior Vice President of Americas Multi-Channel Retail from March 2009 to May 2012, and Vice President, Planning, Allocation, Stores, Store Operations and Outlet from October 2007 to March 2009.

Weizhong (“Wilson”) Zhu joined The Gymboree Corporation in November 2013 as Chief Sourcing and Production Officer. Prior to joining The Gymboree Corporation, Mr. Zhu served as Executive Vice President Private Brands and Global Sourcing of Michaels Stores since 2007.

Kip Garcia joined The Gymboree Corporation in May 2004 as Senior Vice President of Merchandising—Kids and was named President in January 2006. From September 2012 to January 2013, Mr. Garcia served as our Interim Chief Executive Officer. Mr. Garcia resigned as our President effective December 31, 2013. Prior to joining The Gymboree Corporation, Mr. Garcia served as Senior Vice President for GapKids, a division of Gap Inc., a children’s clothing retailer, from April 2002 to February 2003 and Senior Vice President for DFS Merchandising Ltd., a travel retail company, from February 1992 to February 2002.

Joshua Bekenstein has been a director on our Board and a director of Parent since November 2010. Mr. Bekenstein joined Bain Capital at its inception in 1984. He has been a Managing Director since 1986. Prior to joining Bain Capital, Mr. Bekenstein spent several years at Bain & Company where he was involved with companies in a variety of industries. Mr. Bekenstein serves as a director of retailers Toys “R” Us, Inc., Burlington Coat Factory Warehouse Corporation and Michaels Stores, Inc., Bright Horizons Family Solutions, a provider of early education and preschools, and of Waters Corporation, a laboratory analytical instrument and software company.

Jordan Hitch has been a director on our Board and a director of Parent since November 2010. Mr. Hitch joined Bain Capital in 1997. Prior to joining Bain Capital, Mr. Hitch was a consultant at the consulting firm Bain & Company where he worked in the financial services, healthcare and utility industries. Previously, Mr. Hitch worked for Nalco Chemical Co., a water treatment and process improvement company, as an Area Manager. Mr. Hitch serves as a director of retailers Burlington Coat Factory Warehouse Corporation, Bombardier Recreational Products Inc., Guitar Center, Inc and Bright Horizons Family Solutions, a provider of early education and preschools.

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

Code of Conduct

We adopted a Code of Ethics for Senior Financial Officers which applies to the Chief Executive Officer, Chief Financial Officer, Vice President, Corporate Controller, and Vice President, Finance (and any persons performing similar functions) (together, the “Senior Financial Officers”) of The Gymboree Corporation. Senior Financial Officers are also subject to the Business and Ethics Code of Conduct applicable to all employees and directors. The Business and Ethics Code of Conduct contains provisions relating to ethical conduct, conflicts of interest and compliance with laws. A copy of our Business & Ethics Code of Conduct and our Code of Ethics for Senior Financial Officers are available on our Internet website at www.gymboree.com under “Company Information - Corporate Governance.”

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In general, this section focuses on, and provides a description of, our executive compensation philosophy and objectives and a discussion of each of the key elements of our compensation programs for fiscal 2013 as they applied to the individuals identified in the Summary Compensation Table, referred to in this report as the “named executive officers.” Our named executive officers for fiscal 2013 were:

—Mark Breitbard, Chief Executive Officer;

—Evan Price, Chief Financial Officer;

—Joelle Maher, Chief Operating Officer;

—Wilson Zhu, Chief Sourcing and Production Officer; and

—Kip Garcia, former President.

During fiscal 2013, Ms. Maher and Mr. Zhu commenced employment as our Chief Operating Officer and Chief Sourcing and Production Officer, respectively, and Mr. Garcia resigned as our President.

Compensation Discussion and Analysis

General Philosophy and Objectives

During fiscal 2013, the compensation committees of the board of directors of each of Gymboree and Parent (together, the “Compensation Committee”) in consultation with the Board of Directors and our Chief Executive Officer (other than with respect to his own compensation) were responsible for determining the compensation of our named executive officers, including base salary, cash bonus opportunities and long-term incentive awards. The philosophy of the Compensation Committee was that executive compensation should be used to attract, reward and retain highly-qualified executives in a performance-oriented environment that recognizes individual performance as well as achievement of specific Company goals. Consistent with this philosophy, we tied a significant portion of senior executive compensation during fiscal 2013 to our financial and business performance.

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

An executive officer’s compensation level relative to other executive officers is also influenced by that officer’s position, related responsibilities, and prior employment experience. The Compensation Committee also considers overall past compensation and incentives and seeks to appropriately motivate executives to achieve high levels of Company performance. The Compensation Committee, through its members’ involvement with numerous portfolio companies of our sponsor, has access to compensation-related information that influences the Compensation Committee’s design of our overall compensation program for employees generally, and for executive officers in particular.

In fiscal 2013, we did not benchmark our executive compensation against peer companies. Compensation amounts historically have been highly individualized and discretionary, based largely on the collective experience and judgment of our Compensation Committee members, along with input from our Chief Executive Officer and other executive officers, as appropriate. While our Compensation Committee considers the overall mix of compensation components in its review of compensation matters, it has not adopted any policies or guidelines for allocating compensation between long-term and short-term compensation, between cash and non-cash compensation or among different forms of non-cash compensation. Approvals by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee and alignment with our overall strategic direction and goals.

In addition, our review of compensation generally relies on both quantitative and qualitative indicators of individual and Company performance in determining total compensation, including the achievement of pre-established earnings targets and other performance metrics, succession planning and retention.

Components of Executive Compensation

During fiscal 2013, we compensated our named executive officers principally through a combination of base salary, cash bonus opportunities and long-term incentive awards. We believe that offering executive officers a total compensation package that includes a significant portion of at-risk, performance-based awards aligns the interests of the officers with those of our stockholders.

Base Salaries

The first key component of executive compensation is base salary. The amount of base salary paid to each of our named executive officers for fiscal 2013 is set forth in the “Summary Compensation Table” below.

The amount of the base salary we paid to each of our named executive officers in fiscal 2013 was subject to the terms of an employment agreement, offer letter or letter agreement between us and the executive. These employment contracts were negotiated with each named executive officer at the time he or she joined the Company or, in the case of Mr. Garcia, in connection with a change to his role with the Company.

We entered into offer letters with Ms. Maher and Mr. Wilson in fiscal 2013 that established their base salaries. The Compensation Committee determined the level of their base salaries by relying on their experience in setting compensation with other executives with similar roles at other portfolio companies of our sponsor with which they are involved and based on the outcome of negotiations with Ms. Maher and Mr. Wilson.

Cash Bonuses

The second key component of executive compensation for fiscal 2013 was our cash bonus program. The Gymboree Compensation Committee granted award opportunities to our named executive officers with respect to fiscal 2013 under the Gymboree Corporation Executive Bonus Plan (the “Executive Bonus Plan”). The Executive Bonus Plan provides financial incentives to executive officers and other members of management who are in a position to drive our financial performance and meet strategic goals.

For fiscal 2013, the Compensation Committee selected Adjusted EBITDA targets because it believed that this measure strongly correlates with stockholder value creation and improvement in this measure aligns with our overall growth strategy. We see Adjusted EBITDA as among the most critical of our financial metrics because we believe it captures our success at balancing growth and profitability.

For fiscal 2013, cash bonuses were payable at 50% if our threshold Adjusted EBITDA goal was met, 100% if our target Adjusted EBITDA goal was met, and 200% if our maximum Adjusted EBITDA goal was met. If our actual Adjusted EBITDA had been achieved at a level between the target Adjusted EBITDA goal and the threshold Adjusted EBITDA goal or the maximum Adjusted EBITDA goal, respectively, the amount of cash bonuses payable to our named executive officers would have been adjusted on a straight line basis to reflect that level of achievement.

The target Adjusted EBITDA goal was set at a level intended to reward achieving results that exceed our expectations, and the threshold and maximum Adjusted EBITDA goals were set at levels designed to reward performance meeting our expectations or significantly exceeding our expectations, respectively.

The following table illustrates the cash bonus opportunities and payouts to our named executive officers for fiscal 2013:

	Target payout (% of base salary)	Actual payout (% of base salary)	Actual payout (% of target payout)
Mark Breitbard	100%	—	—
Evan Price	50%	—	—
Joelle Maher	75%	—	—
Wilson Zhu	50%	—	—
Kip Garcia (1)	100%	—	—

(1)

Mr. Garcia resigned as our President effective December 31, 2013 and entered into a consulting agreement. Under the terms of his consulting agreement, he served as a creative advisor to the Company effective January 1, 2014.

We have also, on occasion, provided discretionary cash bonuses in connection with the hiring of a named executive officer, in order to retain the services of a named executive officer, or in recognition of outstanding performance by an executive. In fiscal 2013, we granted Ms. Maher a $100,000 signing bonus and Mr. Zhu a $60,000 signing bonus that, in each case, was paid to the executive following the commencement of her or his employment with the Company. Under the terms of Ms. Maher’s and Mr. Zhu’s offer letter, as applicable, each of Ms. Maher and Mr. Zhu would be required to repay the full amount of the signing bonus within 30 days if she or he voluntarily terminates her or his employment or her or his employment is terminated by the Company for cause, in each case, within the first 12 months of his employment with the Company.

Under a letter agreement that the Company entered into with Ms. Maher in fiscal 2013, the Company agreed that Ms. Maher’s annual cash bonus for fiscal 2013 will not be less than $250,000. Under a letter agreement that the Company entered into with Mr. Garcia during fiscal 2012, the Company agreed to pay Mr. Garcia a retention bonus totaling $500,000 in two equal installments. The first installment was paid on March 25, 2013 and the second installment paid on September 25, 2013. The Compensation Committee determined that this retention bonus was appropriate in order to incentivize Mr. Garcia to remain with the Company during the period of executive leadership change and to compensate Mr. Garcia for his increased responsibilities for his role as our interim Chief Executive Officer during fiscal 2012.

Equity Compensation

2010 Equity Incentive Plan

The third key component of our executive compensation program is long-term incentive compensation. We provide long-term incentives primarily in the form of stock options and restricted “Units” (defined below). We believe that the use of stock options and restricted Units serves to align the interests of our named executive officers with those of the Company and its stockholders by directly linking individual compensation to the Company’s long-term performance (and the resulting performance of Parent), as reflected in stock price appreciation and increased stockholder value.

Following the Transaction, Parent established the Giraffe Holding Inc. 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP, each award is made with respect to units of Parent common stock (each, a “Unit”), each consisting of nine shares of Class A Common Stock and one share of Class L Common Stock of Parent. In fiscal 2013, we granted stock options and restricted Units to Mr. Breitbard, Mr. Price and Mr. Zhu, and we granted stock options to Ms. Maher, in each case, under the 2010 EIP. All of the options and restricted Units granted to these named executive officers were granted pursuant to the terms of their employment contracts. The Compensation Committee determined the level of equity awards granted to named executives officers in fiscal 2013 by relying on their experience in issuing such awards to other executives with similar roles at other portfolio companies of our sponsor with which they are involved and based on the outcome of negotiations with the named executive officers.

The Compensation Committee, which has been delegated authority to grant awards under the 2010 EIP by the Parent Board, determined not to grant additional stock options to Mr. Garcia in fiscal 2013 because the stock options granted to him in fiscal year 2010, which vest over a five-year period, were intended to serve as multi-year incentive awards. While Mr. Garcia was not granted long-term incentive awards in fiscal 2013, he continued to vest in stock options granted to him in fiscal 2010. However, under the terms of his consulting agreement, Mr. Garcia ceased vesting in his stock options when his employment as our President terminated on December 31, 2013 and, because Mr. Garcia did not exercise any of his stock options within the 60-day period following that date, all of his options were forfeited on March 1, 2014.

2013 Gymboree China Phantom Equity Incentive Plan

In September, 2013, the Company adopted the 2013 Gymboree China Phantom Equity Plan (the “Phantom Plan”) in order to allow participants to share in the growth in Gymboree Hong Kong Limited (“Gymboree HK”). Participants do not own shares or other equity in Gymboree HK, but are granted a conditional right to receive a specified interest in the value of a “Pool.” The Pool represents a portion of the cash value received by Bain Fund X, L.P. and its permitted transferees. The awards are granted in the form of “Units” in the Pool, and conditionally vest in equal percentages over the first five anniversaries of a date specified in the grant. The Units only vest and become payable upon a sale or a qualified IPO of Gymboree HK or the common parent of Gymboree HK and the Company.

In fiscal 2013, the Compensation Committee of the Board of Directors of the Company, which currently serves as the administrator of the Phantom Plan, granted awards to Mr. Breitbard, Mr. Price, Ms. Maher, Mr. Zhu, and Mr. Garcia under the Phantom Plan.

Other Benefits

Severance Benefits

We believe that reasonable severance benefits support employee retention. We evaluated our severance plans late in fiscal 2012 in light of our business needs, and continue to believe that the severance benefits we provide are competitive with those offered by our peer companies.

Each of our named executive officers other than Mr. Garcia is entitled to severance benefits under the terms of an employment agreement or The Gymboree Corporation Management Severance Plan (the “Severance Plan”), which is described below in “Potential Payments upon Termination of Employment or a Change in Control”). Mr. Garcia is not entitled to any severance payment upon the termination of his consulting services with the Company.

The only contractual benefits for a named executive officer in the event of a termination of employment and/or a change of control are under the agreements and plans noted above and described in more detail in “Potential Payments upon Termination of Employment or a Change in Control.”

Retirement Plans

In fiscal 2013, we maintained a 401(k) plan in which named executive officers were eligible to participate on the same basis as our other U.S.-based employees. During the fourth quarter of fiscal 2012, we reinstated the Company’s matching contribution under the 401(k) plan, effective January 1, 2013, which was approved by the Compensation Committee. Under the matching formula under the 401(k) plan, we match 100% of the first 4% of a participant’s compensation that he or she contributes to the 401(k) plan. We did not make discretionary matching contributions to the 401(k) plan. We believe that our 401(k) plan serves as an important tool to attract and retain our named executive officers, and that we would be at a competitive disadvantage if we did not offer a retirement plan.

Perquisites and Other Benefits

During fiscal 2013, our named executive officers received certain other benefits and perquisites. The primary perquisite for executives at and above the level of Vice President consisted of reimbursement of up to 1% of base salary for tax-related and other financial planning services. We also reimbursed employees at and above the level of Vice President for all medical, dental and vision insurance premiums and we paid life and disability insurance premiums for all eligible employees. Certain other benefit programs had been made available to eligible employees, including our named executive officers, including discounts on our products. We believe that the cost of providing these perquisites and other benefits is reasonable relative to their value to our named executive officers.

In fiscal 2013, pursuant to the terms of his employment agreement, we paid Mr. Breitbard $16,271 for the reimbursement of legal services obtained by him in connection with the negotiation and execution of his employment agreement. In fiscal 2013, we paid Mr. Zhu a relocation payment in the amount of $150,000. The Compensation Committee agreed to pay Mr. Zhu this amount as part of the negotiations with Mr. Zhu at the time he was hired and believes the benefit of securing Mr. Zhu’s services outweighed the cost to the Company.

Tax Treatment

Because our common stock is not currently publicly traded, our executive compensation arrangements are not subject to the provisions of Section 162(m) of the Internal Revenue Code, which limit the deductibility of compensation paid to certain individuals to $1 million, excluding qualifying performance-based compensation and certain other compensation.

Advisory Vote on Executive Compensation

The Company is not subject to the “say on pay” rules under Section 14A of the Securities Exchange Act of 1934 and therefore the Company’s stockholders were not required to vote on the Company’s executive compensation in fiscal 2013.

Executive Compensation Tables

The following table sets forth information regarding compensation for each of our named executive officers for fiscal years 2013, 2012, and 2011 (to the extent applicable). All numbers are rounded to the nearest dollar.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3)	Option Awards ($) (4)	All Other Compensation ($) (5)	Total ($)
Mark Breitbard	2013	$850,000	$—	$1,000,035	$6,225,380	$42,481	$8,117,896
Chief Executive Officer	2012	49,038	1,000,000	—	—	623	1,049,661

Evan Price	2013	400,000	—	250,020	1,867,614	16,865	2,534,499
Chief Financial Officer	2012	15,385	150,000	—	—	623	166,008

Joelle Maher	2013	306,731	350,000	—	1,772,946	2,924	2,432,601
Chief Operating Officer

Wilson Zhu	2013	82,077	60,000	750,015	1,037,428	150,922	2,080,442
Chief Sourcing and Production Officer

Kip Garcia	2013	470,385	332,000	—	—	13,766	816,151
President (resigned effective	2012	460,288	168,000	—	—	16,164	644,452
December 31, 2013)	2011	389,692	—	—	—	12,937	402,629

(1)

Reflects the dollar amount of base salary paid in the fiscal year, including any salary increases and decreases effective during the year. For Mr. Garcia, the 2013 amount reflects the amount of base salary paid to him while he served as our President from the beginning of fiscal 2013 through December 31, 2013 (at a rate of $500,000 per year) and the amount of base salary paid to him while he served the Company as a creative advisor from January 1, 2014 through the end of our fiscal year (at an annual rate of $192,000).

(2)

The amounts shown for fiscal 2013 reflect the following: for Ms. Maher, the amount of the signing bonus ($100,000) paid to her plus the amount of her guaranteed annual bonus ($250,000) under her offer letter; for Mr. Zhu, the amount of the signing bonus paid to him under his offer letter; and for Mr. Garcia, the applicable portion of the retention bonuses paid to him under his letter agreement. Amounts shown for fiscal 2012 reflect the amount of signing bonuses paid to Mr. Breitbard and Mr. Price under his employment agreement or offer letter, as applicable, as well as the applicable portion of the retention bonuses paid to Mr. Garcia under his letter agreement.

(3)

Reflects the aggregate grant date fair value of restricted Units granted under our 2010 EIP, as determined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, which is referred to as “FASB ASC Topic 718,” rather than an amount paid to or realized by the named executive officer. The fair value of restricted Units at the grant date is equal to the number of restricted Units granted multiplied by the fair market value of a Unit on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions).

(4)

Reflects the aggregate grant date fair value of stock options granted under our 2010 EIP computed in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. The fair value of stock options is calculated based on the Black-Scholes option valuation model using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in this annual report. The fair values in this column exclude the effect of estimated forfeitures.

(5)	The “All Other Compensation” column for fiscal 2013 with respect to each of our named executive officers reflects payment of the following amounts:

	Medical, Life and Disability Insurance Premiums ($) (1)	Financial Planning Services ($) (2)	401(k) Company match contributions ($)	Other ($) (3)
Mark Breitbard	$16,316	$7,000	$12,423	$16,271
Evan Price	16,316	4,000	5,846	—
Joelle Maher	6,565	—	—	—
Wilson Zhu	2,276	—	—	150,000
Kip Garcia	12,979	—	8,354	—

(1)	Reflects medical, dental and vision insurance premiums, the full cost of which is reimbursed to the executive by the Company.

(2)	Reflects reimbursement of financial/tax planning services. Each named executive officer is eligible for reimbursement of such costs, up to 1% of his or her salary.
(3)

Amounts paid to Mr. Breitbard reflect the reimbursement of legal services obtained in connection with the negotiation and execution of his offer letter. Amounts paid to Mr. Zhu reflect the reimbursement of relocation expenses, pursuant to the terms of his offer letter following his commencement of employment with us.

GRANTS OF PLAN-BASED AWARDS

The following table provides information regarding grants of plan-based awards for each of our named executive officers for fiscal 2013.

Potential Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)(1)	Target ($)(1)	Maximum ($)(1)	All Other Stock Awards: Number of Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Unit)	Grant Date Fair Value of Stock and Option Awards ($)

Mark Breitbard
Executive Bonus Plan		$425,000	$850,000	$1,700,000
2010 EIP	2/15/2013				22,223	—	$—	$1,000,035
2010 EIP	2/15/2013				—	200,000	45.00	6,225,380

Evan Price
Executive Bonus Plan		100,000	200,000	400,000
2010 EIP	2/15/2013				5,556	—	—	250,020
2010 EIP	2/15/2013				—	60,000	45.00	1,867,614

Joelle Maher
Executive Bonus Plan		250,000	250,000	460,096
2010 EIP	7/22/2013				—	60,000	45.00	1,772,946

Wilson Zhu
Executive Bonus Plan		20,520	41,039	82,078
2010 EIP	11/21/2013				16,667	—	—	750,015
2010 EIP	11/21/2013				—	35,000	45.00	1,037,428

Kip Garcia
Executive Bonus Plan (2)		250,000	500,000	1,000,000

(1)

Reflects award opportunities for each named executive officer under the Executive Bonus Plan for fiscal 2013. Under the terms of the Executive Bonus Plan, Ms. Maher’s and Mr. Zhu’s bonus opportunities were pro-rated to reflect the portion of fiscal 2013 that each executive was employed, except that Ms. Maher’s threshold and target amounts are $250,000 because under her offer letter, Ms. Maher was entitled to a minimum cash bonus for fiscal 2013 of $250,000.

(2)	Under the terms of his consulting agreement, because Mr. Garcia remained employed with us on December 31, 2013, he was eligible to receive his full annual bonus in respect of fiscal 2013.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreement with Mr. Breitbard.   The Company and Parent, entered into an employment agreement with Mr. Breitbard that became effective on January 14, 2013. The agreement has no specified term and provides Mr. Breitbard with an annual salary of $850,000 and an annual cash bonus with a target of 100% and a maximum of 200% of his annual base salary. Under the agreement, Mr. Breitbard received a signing bonus in fiscal 2012 in the aggregate amount of $1 million following his commencement of employment.

Under his agreement, Mr. Breitbard was also entitled to receive a one-time grant of restricted Units with an aggregate fair market value of $1 million, subject to time-based vesting over three years, and options to purchase 200,000 Units, subject to time-based vesting over five years. On February 15, 2013, in satisfaction of these obligations, Mr. Breitbard was granted 200,000 Parent stock options with a per Unit exercise price of $45.00, and 22,223 restricted Units.

The severance and restrictive covenant provisions of Mr. Breitbard’s employment agreement are described below in the “Potential Payments upon Termination or Change of Control.”

Offer Letter with Mr. Price.   The Company entered into an offer letter with Mr. Price that became effective on January 21, 2013. The offer letter does not provide for employment for a specified term. The offer letter provides Mr. Price with an annual salary of $400,000 and an annual cash bonus with a target of 50% of his annual base salary. As described above, under the agreement, Mr. Price received a signing bonus in the amount of $150,000 in fiscal 2012 following his commencement of employment.

Under his offer letter, Mr. Price was also entitled to receive a one-time grant of restricted Units with a fair market value of $250,000, subject to time-based vesting over three years, and options to purchase 60,000 Units, subject to time-based vesting over five years. On February 15, 2013, in satisfaction of these obligations, Mr. Price was granted 60,000 Parent stock options with a per Unit exercise price of $45.00, and 5,556 restricted Units.

Under Mr. Price’s offer letter, he agreed to become subject to certain restrictive covenants and is entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Ms. Maher.   On June 18, 2013, the Company entered into an offer letter with Ms. Maher. The offer letter does not provide for employment for a specified term. The offer letter provides Ms. Maher with an annual salary of $550,000 and an annual cash bonus with a target of 75% of her annual base salary, with a maximum annual cash bonus equal to 150% of her annual base salary and a $250,000 minimum annual cash bonus in respect of fiscal year 2013. In addition, the offer letter obligated us to pay Ms. Maher a one-time signing bonus in the amount of $100,000, which she will be required to repay to the Company if her employment is terminated by the Company for cause or if she voluntarily terminates her employment within twelve months of the commencement of her employment with the Company.

Under her offer letter, Ms. Maher was also entitled to receive a one-time grant of options to purchase 60,000 Units, subject to time-based vesting over five years. On July 22, 2013, these options were granted to Ms. Maher with a per Unit exercise price of $45.00, in satisfaction of this obligation.

Under Ms. Maher’s offer letter, she agreed to become subject to certain restrictive covenants and is entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Mr. Zhu.   On September 28, 2013, the Company entered into an offer letter with Mr. Zhu. The offer letter does not provide for employment for a specified term. The offer letter provides Mr. Zhu with an annual salary of $388,000 and an annual cash bonus with a target of 50% of his annual base salary, with a maximum annual cash bonus equal to 100% of his annual base salary. In addition, the offer letter obligated us to pay Mr. Zhu a one-time signing bonus in the amount of $60,000 and a one-time relocation payment of $150,000, which he will be required to repay to the Company if his employment is terminated by the Company for cause or if he voluntarily terminates his employment within 12 months (with respect to the signing bonus) or 18 months (with respect to the relocation payment) of the commencement of his employment with the Company.

Under his offer letter, Mr. Zhu was also entitled to receive a one-time grant of restricted Units with a fair market value of $750,000, subject to time-based vesting over three years, and options to purchase 35,000 Units, subject to time-based vesting over five years. On November 21, 2013, in satisfaction of these obligations, Mr. Zhu was granted 35,000 Parent stock options with a per Unit exercise price of $45.00, and 16,667 restricted Units.

Under Mr. Zhu’s offer letter, he agreed to become subject to certain restrictive covenants and is entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Letter Agreement and Consulting Agreement with Mr. Garcia.   The Company and Parent entered into a letter agreement with Mr. Garcia in connection with his appointment as the Company’s interim Chief Executive Officer. Under the letter agreement, Mr. Garcia’s annual base salary was increased to $500,000 per year. Mr. Garcia was paid his base salary at this rate through December 31, 2013, the date on which his resignation as our President became effective. As described above, the Company was also obligated to pay Mr. Garcia a retention bonus totaling $500,000 in two equal installments, both of which were paid during fiscal 2013.

The Company and Parent entered into a consulting agreement with Mr. Garcia in connection with his resignation as our President. Under the consulting agreement, Mr. Garcia remained employed by the Company as a creative advisor effective January 1, 2014. Pursuant to the terms of the consulting agreement, because Mr. Garcia remained employed by the Company on December 31,

2013, he was eligible for his full annual cash bonus with respect to 2013. As described above, Mr. Garcia’s stock options ceased vesting as of December 31, 2013, and were all forfeited on March 1, 2014. Effective December 31, 2013, the consulting agreement superseded Mr. Garcia’s letter agreement with the Company described above, except with respect to certain restrictive covenant provisions, which are described below in “Potential Payments upon Termination or Change of Control”.

Units Granted Under Phantom Plan.   As described above, in fiscal 2013, the Compensation Committee granted awards of “Units” under the Phantom Plan to each of our named executive officers. The number of “Units” subject to each named executive officer’s award was as follows: Mr. Breitbard (172,085 Units), Mr. Price (50,765 Units), Ms. Maher (50,765 Units), Mr. Zhu (40,010 Units), and Mr. Garcia (106,864 Units). The Company has determined that the “Units” granted to our named executive officers under the Phantom Plan had no estimated value at the date of grant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table provides information regarding the number of Units underlying outstanding equity awards for each named executive officer as of February 1, 2014.

	Option Awards (1)				Stock Awards (1)
Name	Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date (3)	Number of Units of Stock That Have Not Vested (#) (4)	Market Value of Units of Stock That Have Not Vested ($)
Mark Breitbard	40,000	160,000	$45.00	2/15/2023	14,815	$666,675

Evan Price	12,000	48,000	45.00	2/15/2023	3,704	166,680

Joelle Maher	—	60,000	45.00	7/22/2023	—	—

Wilson Zhu	—	35,000	45.00	11/21/2023	16,667	750,015

Kip Garcia (5)	82,800	—	45.00	12/28/2020	—	—

(1)	All stock options and restricted Units referenced in this table were granted under the 2010 EIP.
(2)	The exercise price per Unit of each stock option is equal to the fair market value of a Unit on the grant date.
(3)

All options have a maximum 10-year term and are subject to a five-year vesting schedule, with 20% vesting annually, subject to the optionee’s continued employment with the Company. With respect to each option, the vesting commenced on the date the named executive officer commenced employment with the Company.

(4)	All restricted Units are subject to a three-year vesting schedule, with 33.3% vesting annually, subject to the employee’s continued employment with the Company.
(5)

Under the terms of his consulting agreement, Mr. Garcia ceased vesting in his stock options when his employment as our President terminated on December 31, 2013 and, because Mr. Garcia did not exercise any of his stock options within the 60-day period following that date, all of his options were forfeited on March 1, 2014.

OPTION EXERCISES AND STOCK VESTED

The following table provides information regarding the number of restricted Units in which our named executive officer vested during the fiscal year that ended on February 1, 2014. None of our named executive officers exercised any stock options during fiscal 2013.

	Stock Awards
	Number of
	Units	Value
	Acquired on	Realized on
	Vesting (#)	Vesting ($)
Name	(1)	(2)
Mark Breitbard	7,408	$333,360

Evan Price	1,852	83,340

Joelle Maher	—	—

Wilson Zhu	—	—

Kip Garcia	—	—

(1)

Pursuant to the terms of his employment agreement or offer letter, as applicable, Mr. Breitbard and Mr. Price were granted 22,223 and 5,556 restricted Units, respectively. Each grant of restricted Units vests as to one-third of the restricted Units on each of the first three anniversaries of the date the executive commenced employment with us (January 7, 2013, in the case of Mr. Breitbard, and January 14, 2013, in the case of Mr. Price).

(2)	Amounts represent the number of restricted Units vesting during fiscal 2013 multiplied by the fair market value of a Unit on the vesting date (in each case, $45.00).

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The potential payments upon termination of employment or change of control that we would owe to each of our named executive officers are described below and are quantified in the table included further below. The terms “cause”, “good reason”, “disability” and “change of control” have the meanings set forth in the applicable plans or agreements.

Severance and Restrictive Covenants.

Employment Agreement with Mr. Breitbard.    Pursuant to Mr. Breitbard’s employment agreement, in the event that Mr. Breitbard’s employment is terminated without cause or if he resigns for good reason, he will be entitled to receive severance in an aggregate amount equal to the sum of 1.5 times his annual base salary payable in equal installments over 18 months, a pro-rated annual bonus for the year of termination based on actual performance (not to exceed 100% of his target annual bonus) and the annual bonuses Mr. Breitbard would have been entitled to receive based on actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus will be based on target). If Mr. Breitbard’s employment is terminated by the Company without cause or due to his death or disability or if he resigns for good reason, all of his unvested restricted Units will become fully vested and a pro-rated portion of his options will become vested. Under the terms of his agreement, Mr. Breitbard is obligated not to solicit Company employees during and for 18 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment. Mr. Breitbard’s right to the severance and accelerated vesting of his equity incentive awards in the event of his termination of employment without cause by the Company or if his resignation for good reason are contingent upon him executing and not revoking an effective release of claims, not violating the non-solicitation provision that applies to him and not materially violating the confidentiality provisions that apply to him.

If Mr. Breitbard’s employment is terminated due to death or disability, he will be entitled to receive a pro-rated annual bonus for the year of termination based on actual performance.

All bonus-related amounts are payable at the same time such amounts are paid under the annual bonus plan.

Offer Letters with Mr. Price, Ms. Maher and Mr. Zhu.    Under the offer letters with Mr. Price, Ms. Maher and Mr. Zhu, the named executive officer is entitled to participate in the Severance Plan, which is described below. Mr. Price, Ms. Maher and Mr. Zhu are each obligated not to solicit Company employees during and for 12 months following the termination of his or her employment with the Company and not to disclose confidential and proprietary information during and following his or her employment.

Severance Plan.   Under the Severance Plan, each of Mr. Price, Ms. Maher and Mr. Zhu is entitled to receive a severance benefit equal to 100% of his or her base salary (payable as salary continuation) in the event of a termination by the Company without cause or by the executive for good reason as well as, provided that he or she timely elects COBRA coverage, continued Company-paid health and certain other insurance benefits for 12 months following such termination. Each named executive officer’s right to payment under the Severance Plan is contingent upon the executive signing and not revoking an effective release of claims and not violating the restrictive covenants that apply to him or her. The Severance Plan will remain in effect indefinitely, although it may be terminated at any time at the discretion of the Board or an authorized committee thereof.

Restricted Unit Agreements with Mr. Price and Mr. Zhu.    In the event that Mr. Price’s or Mr. Zhu’s employment is terminated by the Company without cause or due to his death or disability, as of the date of termination, his restricted Units will fully vest to the extent then unvested and outstanding.

Letter Agreement and Consulting Agreement with Mr. Garcia.    Mr. Garcia is not entitled to any severance payments. Under the terms of his letter agreement, as modified by his consulting agreement, Mr. Garcia is obligated not to compete with the Company and not to solicit Company employees during and for 12-months following the termination of his service with the Company and not to disclose confidential and proprietary information during and following his employment.

Effect of Change in Control on Outstanding Equity Awards.    In the event of a change of control of Parent, Mr. Breitbard’s restricted Units and options will become fully vested immediately prior to the change of control. All stock options held by our named executive officers would vest in full upon the occurrence of a change of control of Parent.

Effect of Change in Control on Outstanding “Units” Granted under Phantom Plan.    Because the Company has determined that the “Units” granted under the Phantom Plan had no value as of the last business day of our 2013 fiscal year, no amounts are disclosed below relating to their potential vesting in connection with a change in control of the parent of the Company.

Potential Payments Table.    Amounts payable in connection with a termination of employment or a change of control shown in the table below assume a qualifying termination of employment on January 31, 2014, the last business day of our 2013 fiscal year. Because the fair market value of a Unit did not exceed the exercise price of any of outstanding stock options held by named executive officers as of February 1, 2014, our named executive officers would receive no current benefit on account of such acceleration and therefore no amounts are shown in the table below in respect of the value of accelerated stock options. Amounts shown in the table also do not include (i) accrued but unpaid salary, annual cash bonuses for 2013 (which are reflected in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table) and vested benefits and (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers.

Name	Benefit	Termination of Employment without Cause or for Good Reason without Change of Control	Termination of Employment without Cause or for Good Reason on date of Change of Control	Change of Control without Termination of Employment	Termination of Employment due to Death or Disability
Mark Breitbard	Severance (1)	$2,550,000	$2,550,000	$—	$—
	Benefits continuation (2)	23,424	23,424	—	—
	Acceleration of restricted Units (3)	666,675	666,675	666,675	666,675
Evan Price	Severance (1)	400,000	400,000	—	—
	Benefits continuation (2)	15,616	15,616	—	—
	Acceleration of restricted Units (3)	166,680	166,680	—	166,680
Joelle Maher	Severance (1)	550,000	550,000	—	—
	Benefits continuation (2)	11,913	11,913	—	—
Wilson Zhu	Severance (1)	388,000	388,000	—	—
	Benefits continuation (2)	11,813	11,813	—	—
	Acceleration of restricted Units (3)	750,015	750,015	—	750,015
Kip Garcia		—	—	—	—

(1)

Amounts of severance shown above assume, in each case, an involuntary termination of employment by the Company without cause or by the executive for good reason that would entitle the executive to benefits under his employment agreement or the Severance Plan, as applicable. Severance amounts consist of (i) 300% of Mr. Breitbard’s current base salary (equal to 1.5 times his current base salary and the annual bonus he would have received had he remained employed with the Company for an 18 month period following the date of termination, assuming performance at target), payable under his employment agreement, and (ii) 100% of base salary for Mr. Price, Ms. Maher and Mr. Zhu payable under the Severance Plan. In the event of a qualifying termination of Mr. Breitbard’s employment, the bonus portion of his severance would be based on the Company’s actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus portion of his severance would be based on target).

(2)

Benefits continuation amounts assume 12 months (18 months, in the case of Mr. Breitbard) of continued coverage under the Company’s medical, dental and vision plans for each of Mr. Breitbard, Mr. Price, Ms. Maher and Mr. Zhu. Medical, dental and vision insurance costs are calculated using the current post-termination continued benefit rate prescribed by the applicable plan.

(3)

Mr. Breitbard’s acceleration applies in the event of a termination by the Company without cause or a resignation by Mr. Breitbard for good reason. In the case of Mr. Price and Mr. Zhu, acceleration applies only in the event of a termination by the Company without cause. The value of the acceleration of unvested restricted Units is determined by multiplying the number of unvested restricted Units held by the named executive officer by the fair market value of a Unit as of February 1, 2014 ($45.00).

2013 DIRECTOR COMPENSATION

None of our directors were paid for their duties as members of the Board of Directors in fiscal 2013 nor held any stock options or stock awards as of the end of fiscal 2013.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and those discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report. This report is provided by the following two members, who constitute the Compensation Committee:

The foregoing has been furnished by the Compensation Committee.

Jordan Hitch

Joshua Bekenstein

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

Gymboree Holding, Ltd., a Cayman Islands exempted company, controls us through its ownership of Gymboree Investment Holdings, LLC, a Delaware limited liability company which holds approximately 99% of the outstanding common stock of Parent as of March 31, 2014. Parent in turn indirectly owns 100% of our outstanding equity interests. The following table sets forth information with respect to the ownership of both Gymboree Holding, Ltd. and Parent as of March 31, 2014 for (a) each person known by us to own beneficially more than a 5% equity interest in Gymboree Holding, Ltd. and Parent, (b) each member of our Board of Directors (some of whom are also members of the Board of Directors of Gymboree Holding, Ltd. and the Board of Directors of Parent), (c) each of our named executive officers, and (d) all of our, Gymboree Holding, Ltd. and Parent executive officers and directors as a group. The beneficial ownership percentages reflected in the table below are based on 103,772,646.00 Class A Common Shares, 11,530,294.00 Class L Common Shares and 1,210,354.00 Class C Common Shares of Gymboree Holding, Ltd. (referred to collectively in this report as “Holdings Common Shares”) and 105,000,021 Class A Common Shares, 11,666,669 Class L Common Shares of Parent (referred to collectively in this report as “Parent Common Shares”), in each case outstanding as of March 31, 2014.

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

The rights of holders of the Holding Common Shares are governed by certain organizational documents and agreements, including the Amended and Restated Memorandum and Articles of Association of Gymboree Holding, Ltd., amended by special resolution dated December 23, 2011, a shareholders agreement by and among Gymboree Holding, Ltd., Gymboree Investment Holdings, LLC , the Bain Stockholders (as defined in note (1) below), Giraffe Holding, Inc., and certain co-investors, entered into on December 23, 2011, and a registration and participation rights agreement by and among Gymboree Holding, Ltd., Gymboree Investment Holdings, LLC, the Bain Stockholders (as defined in note (1) below), Giraffe Holding, Inc., and certain co-investors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Except as described in the organizational documents and agreements referred to above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares.

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

	Gymboree Holding, Ltd.				Giraffe Holding, Inc.
Name	Class A Common Shares	Class L Common Shares	Class C Common Shares	Percentage Ownership	Class A Common Shares		Class L Common Shares		Percentage Ownership
Gymboree Investment
Holdings, LLC	—	—	—	*	104,600,007		11,622,223		99.62%
Bain Stockholders (1)	99,869,238	11,096,582	1,164,823	96.24%	—		—		—
Mark Breitbard	—	—	—	—	426,672	(4)	47,408	(4)	*
Evan Price	—	—	—	—	124,668	(5)	13,852	(5)	*
Joelle Maher	—	—	—	—	—		—		—
Wilson Zhu	—	—	—	—	—		—		—
Kip Garcia	—	—	—	—	—		—		—
Jordan Hitch (2)	—	—	—	—	—		—		—
Joshua Bekenstein (2)	—	—	—	—	—		—		—
Marko Kivisto (3)	—	—	—	—	—		—		—
Yvonne Hao (3)	—	—	—	—	—		—		—
All executive officers, directors as a group (4 people)	—	—	—	—	551,340	(6)	61,260	(6)	0.53%

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

Shares, 1,948.30 shares of Class L of Holding Common Shares and 205 shares of Class C of Holding Common Shares held by BCIP T Associates IV-B (US), L.P., a Cayman Islands limited partnership (“BCIP T IV-B” and, together with Bain Capital Fund X, BCIP IV, BCIP T IV and BCIP IV-B, the “Bain Stockholders”). Bain Capital Partners X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Partners X”), is the general partner of Bain Capital Fund X, and Bain Capital Investors, LLC, a Delaware limited liability company (“BCI” and, together with Bain Capital Partners X and the Bain Stockholders, the “Bain Capital Entities”), is the general partner of each of Bain Capital Partners X, BCIP IV, BCIP T IV, BCIP IV-B and BCIP T IV-B. As a result of the relationships described above, the Bain Capital Entities may be deemed to share beneficial ownership of the shares held by each of Bain Stockholders. The governance, investment strategy and decision-making process with respect to investments held by the Bain Stockholders is directed by BCI’s Global Private Equity Board (“GPEB”), which is comprised of the following individuals: Steven Barnes, Joshua Bekenstein, John Connaughton, Paul Edgerley, Stephen Pagliuca, Michel Plantevin, Dwight Poler, Jonathan Zhu and Stephen Zide. By virtue of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Stockholders. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. The business address of each of the Bain Capital Entities is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02166.

(2)     Does not include shares held by the Bain Stockholders. Each of Messrs. Bekenstein and Hitch is a Managing Director of BCI, and Messr. Bekenstein is a member of GPEB, and as a result, and by virtue of the relationships described in footnote 1 above, each may be deemed to share beneficial ownership of the shares held by the Bain Stockholders. The business address of each of Messrs. Hitch and Bekenstein is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02166.

(3)     Does not include shares held by the Bain Stockholders. Marko Kivisto is a Principal and Yvonne Hao is an operating partner at BCI and as a result, and by virtue of the relationships described in footnote 1 above, each may be deemed to share beneficial ownership of the shares held by the Bain Stockholders. The business address of each of Messr. Kivisto and Ms. Hao is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02166.

(4)     Includes 40,000 options exercisable within 60 days of March 31, 2014, and 7,408 vested restricted Units, of Parent Common Shares (with each unit comprised of nine shares of Class A of Parent Common Shares and one share of Class L of Parent Common Shares).

(5)     Includes 12,000 options exercisable within 60 days of March 31, 2014, and 1,852 vested restricted Units, of Parent Common Shares (with each unit comprised of nine shares of Class A of Parent Common Shares and one Share of Class L of Parent Common Shares).

(6)     Includes 52,000 options exercisable within 60 days of March 31, 2014, and 9,260 vested restricted Units, of Parent Common Shares (with each unit comprised of nine shares of Class A of Parent Common Shares and one Share of Class L of Parent Common Shares).

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

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital Partners, LLC (“Bain Capital”), pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated),

Bain Capital is entitled to receive an aggregate annual management fee equal to $3 million, which fee will be reduced by $270,000 until such time as Bain Capital notifies the Company in writing, and reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. We paid Bain Capital approximately $3.6 million, $3.1 million and $3.3 million in management fees and reimbursement of out-of-pocket expenses during fiscal 2013, 2012 and 2011, respectively.

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

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and Gymboree Investment Holdings, LLC amended and restated this stockholders agreement to, among other things, include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership structure discussed in Note 1 to the consolidated financial statements included in this annual report (Gymboree Investment Holdings, LLC is owned directly by Gymboree Holding, Ltd.). The material terms of the agreement were left unchanged.

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

Receivable from Gymboree Hong Kong, Ltd.

In the fourth quarter of fiscal 2011, we recorded a receivable of $3.8 million due from Gymboree Hong Kong, Ltd., the unconsolidated direct parent of the VIEs for expenses paid on behalf of Gymboree Hong Kong, Ltd. by us. During fiscal 2012, Gymboree Hong Kong, Ltd. paid us $3.6 million. The remaining balance was paid during fiscal 2013.

Other Transactions

During fiscal 2013, we sold inventory to a company controlled by Bain Capital and purchased services from another company controlled by Bain Capital for $9.9 million and $2.6 million, respectively.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The fees from Deloitte & Touche LLP for the indicated services performed during fiscal 2013 and fiscal 2012 were as follows:

	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$1,436,000	$1,035,843
Audit-Related Fees (2)	4,500	14,000
Tax Fees (3)	241,540	347,565
All Other Fees (4)	2,200	3,600

	$1,684,240	$1,401,008

(1)

Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit Fees. In fiscal 2013 and fiscal 2012, these fees were related to consents issued for the Company’s annual franchise disclosure document.

(3)

Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. In fiscal 2013, these fees included $95,541 for tax consultation and $145,999 for tax compliance. In fiscal 2012, these fees included $170,343 for tax consultation and $177,222 for tax compliance.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of February 1, 2014 and February 2, 2013

Consolidated Statements of Operations for the years ended February 1, 2014, February 2, 2013 and January 28, 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended February 1, 2014, February 2, 2013 and January 28, 2012

Consolidated Statements of Cash Flows for the years ended February 1, 2014, February 2, 2013 and January 28, 2012

Consolidated Statements of Stockholders’ Equity for the years ended February 1, 2014, February 2, 2013 and January 28, 2012

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

10.8

Amended & Restated Stockholders Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (6)

10.9

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (6)

10.10*	Offer Letter, dated as of June 18, 2013, by and between The Gymboree Corporation and Joelle Maher. (7)

10.11*	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan. (8)

10.12*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (9)

10.13*	Consulting Agreement, dated as of October 3, 2013, by and among The Gymboree Corporation, Gymboree Holding, Ltd., Giraffe Holding, Inc., and Kip M. Garcia. (10)

21.1	Subsidiaries of The Gymboree Corporation. (11)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.

(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.

(3)	Incorporated by reference to Exhibit 10.73 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC on March 30, 2010.

(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.

(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.

(6)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.

(7)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on June 19, 2013.

(8)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.

(9)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.

(10)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 filed with the SEC on December 16, 2013.

(11)	Incorporated by reference to Exhibit 21.1 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on May 2, 2013.

*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

May 2, 2014	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark Breitbard	Chief Executive Officer	May 2, 2014
Mark Breitbard	(Principal Executive Officer)

/s/ Evan Price	Chief Financial Officer	May 2, 2014
Evan Price	(Principal Financial Officer)

/s/ Lynda Gustafson	Vice President, Corporate Controller	May 2, 2014
Lynda Gustafson	(Principal Accounting Officer)

/s/ Joshua Bekenstein	Director	May 2, 2014
Joshua Bekenstein

/s/ Jordan Hitch	Director	May 2, 2014
Jordan Hitch

/s/ Marko Kivisto	Director	May 2, 2014
Marko Kivisto

/s/ Yvonne Hao	Director	May 2, 2014
Yvonne Hao

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (1)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (1)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (2)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (2)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (2)

10.1*	The Gymboree Corporation Executive Bonus Plan. (2)

10.2	Form of Indemnification Agreement. (3)

10.3	Sublease Agreement for 500 Howard Street, San Francisco, CA. (4)

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

10.8

Amended & Restated Stockholders Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (6)

10.9

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (6)

10.10*	Offer Letter, dated as of June 18, 2013, by and between The Gymboree Corporation and Joelle Maher. (7)

10.11*	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan. (8)

Exhibit Number	Description

10.12*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (9)

10.13*	Consulting Agreement, dated as of October 3, 2013, by and among The Gymboree Corporation, Gymboree Holding, Ltd., Giraffe Holding, Inc., and Kip M. Garcia. (10)

21.1	Subsidiaries of The Gymboree Corporation. (11)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended February 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.
(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.
(3)	Incorporated by reference to Exhibit 10.73 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC on March 30, 2010.
(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(7)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on June 19, 2013.
(8)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(9)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(10)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended November 2, 2013 filed with the SEC on December 16, 2013.
(11)	Incorporated by reference to Exhibit 21.1 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on May 2, 2013.

*          Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.