Form 10-Q
period 2014-05-03
GYMBOREE CORP
filed 2014-06-16
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 3, 2014

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

As of June 16, 2014, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	May 3, 2014	February 1, 2014	May 4, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,773	$39,429	$43,146
Accounts receivable, net of allowance of $1,228, $1,370 and $363	22,394	21,882	22,124
Merchandise inventories	170,411	175,495	180,796
Prepaid income taxes	2,986	1,979	3,076
Prepaid expenses	18,623	18,801	16,809
Deferred income taxes	14,236	13,454	30,647

Total current assets	253,423	271,040	296,598

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	201,067	195,556	182,110
Furniture, fixtures and equipment	119,115	117,131	102,746

	342,610	335,115	307,284
Less accumulated depreciation and amortization	(139,134)	(128,807)	(101,299)

Net property and equipment	203,476	206,308	205,985
Goodwill	758,777	758,777	898,983
Other intangible assets, net	559,003	559,824	578,456
Deferred financing costs	30,754	32,455	38,419
Other assets	10,288	11,700	7,443

Total assets	$1,815,721	$1,840,104	$2,025,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,345	$101,959	$57,753
Accrued liabilities	107,648	100,303	107,095
Line of credit	10,000	—	—
Current obligation under capital lease	515	503	—

Total current liabilities	191,508	202,765	164,848

Long-term liabilities:
Long-term debt	1,113,817	1,113,742	1,138,524
Long-term obligation under capital lease	3,269	3,402	—
Lease incentives and other liabilities	50,534	50,432	43,432
Unrecognized tax benefits	6,304	6,157	8,135
Deferred income taxes	215,232	214,464	231,540

Total liabilities	1,580,664	1,590,962	1,586,479

Commitments and contingencies
Stockholders’ equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	519,207	517,932	520,983
Accumulated deficit	(292,689)	(279,258)	(78,767)
Accumulated other comprehensive loss	(4,780)	(4,880)	(6,083)

Total stockholders’ equity	221,738	233,794	436,133
Noncontrolling interest	13,319	15,348	3,272

Total equity	235,057	249,142	439,405

Total liabilities and stockholders’ equity	$1,815,721	$1,840,104	$2,025,884

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Net sales:
Retail	$259,124	$280,877
Gymboree Play & Music	6,832	6,328
Retail Franchise	6,054	5,578

Total net sales	272,010	292,783
Cost of goods sold, including buying and occupancy expenses	(163,652)	(171,810)

Gross profit	108,358	120,973
Selling, general and administrative expenses	(102,290)	(104,129)

Operating income	6,068	16,844
Interest income	47	41
Interest expense	(20,374)	(20,402)
Other income (expense), net	(368)	9

Loss before income taxes	(14,627)	(3,508)
Income tax (expense) benefit	(376)	660

Net loss	(15,003)	(2,848)
Net loss attributable to noncontrolling interest	1,572	312

Net loss attributable to The Gymboree Corporation	$(13,431)	$(2,536)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013

Net loss	$(15,003)	$(2,848)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(397)	(21)
Unrealized net gain (loss) on cash flow hedges, net of tax benefit of $0 and $65	22	(109)

Total other comprehensive loss	(375)	(130)

Comprehensive loss	(15,378)	(2,978)
Comprehensive loss attributable to noncontrolling interest	2,047	273

Comprehensive loss attributable to The Gymboree Corporation	$(13,331)	$(2,705)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,003)	$(2,848)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	11,178	12,822
Amortization of deferred financing costs and accretion of original issue discount	1,776	1,690
Interest rate cap contracts - adjustment to market	461	183
Loss on disposal/impairment of assets	359	—
Deferred income taxes	(33)	(2,210)
Share-based compensation expense	1,276	1,497
Other	18	314
Change in assets and liabilities:
Accounts receivable	(553)	5,443
Merchandise inventories	4,776	17,244
Prepaid income taxes	(1,013)	(179)
Prepaid expenses and other assets	1,087	409
Accounts payable	(28,602)	(32,377)
Accrued liabilities	8,897	13,395
Lease incentives and other liabilities	693	4,335

Net cash (used in) provided by operating activities	(14,683)	19,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(9,353)	(10,658)
Other	(56)	(93)

Net cash used in investing activities	(9,409)	(10,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	78,000	—
Payments on ABL facility	(68,000)	—
Payments on capital lease	(121)	—
Dividend payment to Parent	—	(201)
Capital contribution received by noncontrolling interest	—	1,007

Net cash provided by financing activities	9,879	806

Effect of exchange rate fluctuations on cash and cash equivalents	(443)	45

Net (decrease) increase in cash and cash equivalents	(14,656)	9,818
CASH AND CASH EQUIVALENTS:
Beginning of period	39,429	33,328

End of period	$24,773	$43,146

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$1,380	$747
Cash paid for interest	$10,104	$10,078

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and our 100%-owned subsidiaries, as well as Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the “VIEs”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended February 1, 2014 filed with the Securities and Exchange Commission on May 2, 2014.

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks ended May 3, 2014 (“first quarter of fiscal 2014”) are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 31, 2015 (“fiscal 2014”) or any future period.

2. Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance in the first quarter of fiscal 2014 did not have a material impact on our condensed consolidated financial statements.

3. Goodwill and Intangible Assets and Liabilities

Goodwill

During the first quarter of fiscal 2014, we did not identify impairment indicators for goodwill or other indefinite-lived intangible assets.

In fiscal 2013, due to weak results, particularly in the fourth quarter, we concluded that there was goodwill impairment in the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units. We recorded an estimate of impairment for goodwill of $140.2 million in the fourth quarter of fiscal 2013. The impairment charges were subject to finalization of fair values, which we have now completed, with no change to the previously recorded estimate.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	May 3, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494	$—	$(17,000)	$550,494

Intangible Assets Subject to Amortization:
Customer relationships	37,551	(36,975)	—	576
Below market leases	7,055	(4,457)	—	2,598
Co-branded credit card agreement	4,000	(2,112)	—	1,888
Franchise agreements and reacquired franchise rights	6,632	(3,185)	—	3,447

	55,238	(46,729)	—	8,509

Total other intangible assets	$622,732	$(46,729)	$(17,000)	$559,003

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$10,508	$—	$(6,123)

	February 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494	$—	$(17,000)	$550,494

Intangible Assets Subject to Amortization:
Customer relationships	37,551	(36,803)	—	748
Below market leases	7,055	(4,195)	—	2,860
Co-branded credit card agreement	4,000	(1,958)	—	2,042
Franchise agreements and reacquired franchise rights	6,632	(2,952)	—	3,680

	55,238	(45,908)	—	9,330

Total other intangible assets	$622,732	$(45,908)	$(17,000)	$559,824

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$9,999	$—	$(6,632)

	May 4, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,859	$—	$—	$567,859

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(36,400)	—	—
Below market leases	7,055	(3,328)	—	3,727
Co-branded credit card agreement	4,000	(1,496)	—	2,504
Franchise agreements	6,600	(2,234)	—	4,366

	54,055	(43,458)	—	10,597

Total other intangible assets	$621,914	$(43,458)	$—	$578,456

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,626)	$8,055	$—	$(8,571)

During the first quarter of fiscal 2014 and 2013, we recorded net amortization income of approximately $0.2 million and

$0.4 million, respectively, in cost of goods sold (“COGS”). During the first quarter of fiscal 2014 and 2013, we recorded amortization expense of approximately $0.6 million and $2.3 million, respectively, in selling, general and administrative expenses (“SG&A”).

We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows (in thousands):

Fiscal	Below Market Leases	Above Market Leases	Other Intangibles	Total
2014 (remaining 39 weeks)	$797	$(1,514)	$1,558	$841
2015	$835	$(1,579)	$1,731	$987
2016	$483	$(1,428)	$1,400	$455
2017	$342	$(1,016)	$332	$(342)
2018	$110	$(464)	$136	$(218)
Thereafter	$31	$(122)	$754	$663

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

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the first quarter of fiscal 2014 and 2013, we reclassified approximately $0.5 million and $0.2 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate that approximately $2.4 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	May 3, 2014		February 1, 2014		May 4, 2013
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	3	3,065	6	5,029	3	3,459

Total	7	$703,065	10	$705,029	7	$703,459

We had the following outstanding derivatives which were not designated as hedges (U.S. dollars in thousands):

	May 3, 2014		February 1, 2014		May 4, 2013
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Forward foreign exchange contracts	1	$12,210	2	$10,339	—	$—

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands).

	May 3, 2014	February 1, 2014	May 4, 2013
	Derivative Assets	Derivative Assets	Derivative Assets	Derivative Liabilities
Other Assets
Purchased interest rate caps	$433	$599	$508	$—
Forward foreign exchange contracts	100	348	—	—
Accrued Liabilities
Forward foreign exchange contracts	—	—	—	22

Total	$533	$947	$508	$22

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	13 Weeks Ended May 3, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(166)	Interest expense	$(461)
Forward foreign exchange contracts	(51)	Cost of goods sold	222

Total	$(217)		$(239)

	13 Weeks Ended May 4, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(456)	Interest expense	$(183)
Forward foreign exchange contracts	93	Cost of goods sold	(6)

Total	$(363)		$(189)

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of May 3, 2014, February 1, 2014 and May 4, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers into or out of Level 1 and Level 2 during the 13 weeks ended May 3, 2014 and May 4, 2013, or for the year ended February 1, 2014.

	May 3, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$900	$—	$—	$900
Interest rate caps	—	433	—	433
Forward foreign exchange contracts	—	100	—	100

Total	$900	$533	$—	$1,433

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$14,571	$—	$—	$14,571
Interest rate caps	—	599	—	599
Forward foreign exchange contracts	—	348	—	348

Total	$14,571	$947	$—	$15,518

	May 4, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$25,025	$—	$—	$25,025
Interest rate caps	—	508	—	508

Total	$25,025	$508	$—	$25,533

Liabilities
Forward foreign exchange contracts	$—	$22	$—	$22

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

Although we have determined that the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of May 3, 2014, February 1, 2014, and May 4, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

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

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields of similar debt. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	May 3, 2014		February 1, 2014		May 4, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$767,817	$619,127	$767,742	$692,192	$767,524	$752,174
Notes	346,000	221,440	346,000	308,805	371,000	365,435

	$1,113,817	$840,567	$1,113,742	$1,000,997	$1,138,524	$1,117,609

We had no other financial assets or liabilities measured at fair value as of May 3, 2014, February 1, 2014, and May 4, 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Our non-financial assets, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate that their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions. We recorded no impairment charges in the first quarter of fiscal 2014 and 2013.

6. Line of Credit

We have a senior secured asset-based revolving credit facility (“ABL”) that provides financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of May 3, 2014, there was $32.6 million of commercial and standby letters of credit outstanding and $10.0 million of borrowings outstanding.

As of May 3, 2014, availability under the ABL was approximately $118.0 million. Average borrowings for the first quarter of fiscal 2014 and for the year ended February 1, 2014 under the ABL amounted to $9.7 million and $4.3 million, respectively. There were no borrowings during the first quarter of fiscal 2013.

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of May 3, 2014, we were in compliance with these covenants. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

7. Long-Term Debt

Long-term debt consists of (in thousands):

	May 3, 2014	February 1, 2014	May 4, 2013
Senior secured term loan facility, net of discount of $1,285, $1,360, and $1,578	$767,817	$767,742	$767,524
9.125% senior notes	346,000	346,000	371,000

Long-term debt	$1,113,817	$1,113,742	$1,138,524

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 6. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of May 3, 2014, the interest rate under our Term Loan was 5%.

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

Interest expense was $20.4 million for the first quarter of fiscal 2014 and 2013, including $1.8 million and $1.7 million, respectively, of amortization of deferred financing costs and accretion of original issue discount (“OID”). Accretion of OID was not material for the first quarter of fiscal 2014 or 2013.

Future minimum principal payments on long-term debt, excluding OID of $1.3 million, as of May 3, 2014, are as follows (in thousands):

Fiscal years	Principal Payments
2014	$—
2015	—
2016	—
2017	6,502
2018	1,108,600

Total	$1,115,102

Deferred Financing Costs

Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL are amortized on a straight-line basis over 6.4 years. The weighted-average remaining amortization period is 4.0 years. Amortization of deferred financing costs is recorded in interest expense and was $1.7 million and $1.6 million for the first quarter of fiscal 2014 and 2013, respectively.

Estimated amortization expense is as follows (in thousands):

Fiscal
2014 (remaining 39 weeks)	$5,132
2015	7,269
2016	7,741
2017	7,269
2018	3,343

Total	$30,754

8. Lease Incentives and Other Liabilities

Lease incentives and other liabilities consist of the following (in thousands):

	May 3, 2014	February 1, 2014	May 4, 2013
Above market leases	$6,123	$6,632	$8,571
Deferred rent	16,606	15,583	12,434
Lease allowances	25,228	24,673	20,887
Other	2,577	3,544	1,540

Total	$50,534	$50,432	$43,432

9. Share-Based Compensation

Share-based compensation expense included as a component of SG&A expenses was $1.3 million and $1.5 million during the first quarter of fiscal 2014 and 2013, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

10. Dividend Payment to Parent

During the first quarter of fiscal 2013, we distributed $0.2 million, in the form of a dividend to Parent, which was used by Parent’s shareholders to repurchase shares. Total equity investments received by the VIE as capital contributions from affiliate of Parent during the first quarter of fiscal 2013, was $1.0 million.

11. Income Taxes

As of May 3, 2014, February 1, 2014 and May 4, 2013, unrecognized tax benefits were $6.6 million, $6.6 million and $9.8 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $6.6 million as of May 3, 2014 will decrease by as much as $2.0 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

As of May 3, 2014, February 1, 2014 and May 4, 2013, the total valuation allowance against deferred tax assets was $35.5 million, $31.9 million and $4.6 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in US federal and unitary state jurisdictions, excluding indefinite lived deferred tax liabilities, and against the tax benefit on losses from our VIE’s. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

12. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income (loss) (“OCI”), net of tax for the periods ended (in thousands):

	May 3, 2014	February 1, 2014	May 4, 2013
Foreign currency translation	$701	$623	$748
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,982, $3,982 and $4,047	(5,481)	(5,503)	(6,831)

Total accumulated other comprehensive loss	$(4,780)	$(4,880)	$(6,083)

Changes in accumulated OCI balance by component were as follows for the periods ended (in thousands):

	13 Weeks Ended May 3, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(217)	(397)	(614)
Amounts reclassified from accumulated other comprehensive loss to earnings	239	—	239

Net current-period other comprehensive income (loss)	22	(397)	(375)

Other comprehensive loss attributable to noncontrolling interest	—	475	475

Ending balance	$(5,481)	$701	$(4,780)

	Year Ended February 1, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income recognized before reclassifications	350	26	376
Amounts reclassified from accumulated other comprehensive loss to earnings	869	—	869

Net current-period other comprehensive income	1,219	26	1,245

Other comprehensive income attributable to noncontrolling interest	—	(211)	(211)

Ending balance	$(5,503)	$623	$(4,880)

	13 Weeks Ended May 4, 2013
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive loss recognized before reclassifications	(363)	(21)	(384)
Amounts reclassified from accumulated other comprehensive loss to earnings	189	—	189
Tax benefit	65	—	65

Net current-period other comprehensive loss	(109)	(21)	(130)

Other comprehensive income attributable to noncontrolling interest	—	(39)	(39)

Ending balance	$(6,831)	$748	$(6,083)

13. Related Party Transactions

Related Party Transactions – Excluding VIE

We paid Bain Capital approximately $0.8 million and $0.9 million in management fees and reimbursement of out-of-pocket expenses for the first quarter of fiscal 2014 and 2013, respectively. As of May 3, 2014, February 1, 2014 and May 4, 2013, we had a balance of $0.1 million, $0.4 million and $0.3 million, respectively, payable to Bain Capital.

During the first quarter of fiscal 2014 and 2013, we purchased services from LogicSource, a company owned by funds associated with Bain Capital for $0.6 million and $0.6 million, respectively. During the first quarter of 2013, we sold inventory to Burlington Coat Factory, a company owned by funds associated with Bain Capital for $0.8 million. As of May 3, 2014, February 1, 2014 and May 4, 2013, we had a receivable balance of $0, $1.0 million and $0.4 million, respectively, from Burlington Coat Factory. As of May 3, 2014, February 1, 2014 and May 4, 2013, we had a payable balance of $0.2 million, $0.2 million and $0.3 million, respectively, to LogicSource.

As of May 3, 2014 and February 1, 2014, we had a balance of $0.8 million receivable from our indirect parent, Giraffe Holding, Inc., related to income taxes. We did not have a receivable balance with Giraffe Holding, Inc. as of May 4, 2013.

In April 2014, Gymboree Play Programs, Inc. (“GPPI”), a wholly owned subsidiary of the Company, entered into a 10-year master franchise agreement with Gymboree Tianjin, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd. Effective April 2014, Gymboree Tianjin became the master franchisor of Play & Music centers in the People’s Republic of China (“PRC”) Territory, with the rights to operate primary Play & Music centers, award and service unit franchises in the PRC. GPPI will receive a percentage of royalties and franchise fees earned by Gymboree Tianjin. Intercompany revenues and expenses have been eliminated upon consolidation.

Related Party Transactions –VIE

As of May 3, 2014, February 1, 2014 and May 4, 2013, our VIE had a balance of $1.1 million, payable to its indirect parent, Gymboree Investment Holding GP. Ltd., related to funds used to pay operating costs of the VIE. As of May 3, 2014, February 1, 2014 and May 4, 2013, our VIE had a balance of $0.4 million, payable to its direct parent, Gymboree Hong Kong Limited, related to funds used to pay operating costs of the VIE.

14. Commitments and Contingencies

Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 1, 2014, other than those which occur in the normal course of business.

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

Summary financial data of each reportable segment were as follows for the periods ended (in thousands):

	13 Weeks Ended May 3, 2014
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$257,928	$5,049	$6,167	$5,404	$(2,538)	$272,010
Operating income (loss)	$291	$4,383	$3,072	$(1,691)	$13	$6,068
Total assets	$1,705,817	$60,229	$30,102	$21,804	$(2,231)	$1,815,721

	13 Weeks Ended May 4, 2013
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$279,804	$3,991	$5,685	$4,634	$(1,331)	$292,783
Operating income (loss)	$12,813	$2,010	$2,244	$(242)	$19	$16,844
Total assets	$1,921,518	$64,511	$29,429	$15,781	$(5,355)	$2,025,884

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music, Retail Franchise and VIE reportable segments recorded intersegment revenues of $2.4 million, $0.1 million and $0, respectively, for the first quarter of 2014, and $1.2 million, $0.1 million and $0, respectively, for the first quarter of 2013.

We attribute retail store revenues to individual countries based on the selling location. For Gymboree International Retail Franchise, all sales are attributed to the United States geographic segment.

VIE Play & Music franchise sales are attributable to the international geographic segment and all other Gymboree Play & Music sales are attributable to the U.S. geographic segment (see Note 16).

Long-lived assets include net property and equipment. Summary financial data of each of our two geographical segments, United States and international were as follows for the fiscal quarters ended (in thousands):

	May 3, 2014
	United States	International
Net sales	$257,328	$14,682
Long-lived assets	$193,459	$10,017

	May 4, 2013
	United States	International
Net sales	$277,229	$15,554
Long-lived assets	$196,227	$9,758

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

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of May 3, 2014, February 1, 2014 and May 4, 2013 and the condensed consolidated statements of operations for the first quarter of 2014 and 2013 (in thousands):

Condensed Consolidating Balance Sheets

	May 3, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$13,073	$11,700	$—	$24,773
Other current assets	225,247	5,634	(2,231)	228,650

Total current assets	238,320	17,334	(2,231)	253,423
Non-current assets	1,557,828	4,470	—	1,562,298

Total assets	$1,796,148	$21,804	$(2,231)	$1,815,721

Current liabilities	$185,467	$8,131	$(2,090)	$191,508
Non-current liabilities	1,388,802	354	—	1,389,156

Total liabilities	1,574,269	8,485	(2,090)	1,580,664

Total stockholders’ equity	221,879	—	(141)	221,738
Noncontrolling interest	—	13,319	—	13,319

Total liabilities and stockholders’ equity	$1,796,148	$21,804	$(2,231)	$1,815,721

	February 1, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$25,635	$13,794	$—	$39,429
Other current assets	228,129	4,970	(1,488)	231,611

Total current assets	253,764	18,764	(1,488)	271,040
Non-current assets	1,564,620	4,444	—	1,569,064

Total assets	$1,818,384	$23,208	$(1,488)	$1,840,104

Current liabilities	$196,631	$7,490	$(1,356)	$202,765
Non-current liabilities	1,387,828	370	(1)	1,388,197

Total liabilities	1,584,459	7,860	(1,357)	1,590,962

Total stockholders’ equity	233,925	—	(131)	233,794
Noncontrolling interest	—	15,348	—	15,348

Total liabilities and stockholders’ equity	$1,818,384	$23,208	$(1,488)	$1,840,104

	May 4, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$35,319	$7,827	$—	$43,146
Other current assets	253,503	5,304	(5,355)	253,452

Total current assets	288,822	13,131	(5,355)	296,598
Non-current assets	1,726,636	2,650	—	1,729,286

Total assets	$2,015,458	$15,781	$(5,355)	$2,025,884

Current liabilities	$157,669	$12,321	$(5,142)	$164,848
Non-current liabilities	1,421,443	188	—	1,421,631

Total liabilities	1,579,112	12,509	(5,142)	1,586,479

Total stockholders’ equity	436,346	—	(213)	436,133
Noncontrolling interest	—	3,272	—	3,272

Total liabilities and stockholders’ equity	$2,015,458	$15,781	$(5,355)	$2,025,884

Condensed Consolidating Statements of Operations

	For the 13 Weeks Ended May 3, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$269,144	$5,404	$(2,538)	$272,010
Cost of goods sold	(162,438)	(1,302)	88	(163,652)
Operating expenses	(98,960)	(5,793)	2,463	(102,290)

Operating income (loss)	7,746	(1,691)	13	6,068
Other non-operating expense	(20,591)	(104)	—	(20,695)

Loss before income taxes	(12,845)	(1,795)	13	(14,627)
Income tax (expense) benefit	(599)	223	—	(376)

Net loss	(13,444)	(1,572)	13	(15,003)
Net loss attributable to noncontrolling interest	—	1,572	—	1,572

Net loss attributable to The Gymboree Corporation	$(13,444)	$—	$13	$(13,431)

	For the 13 Weeks Ended May 4, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$289,480	$4,634	$(1,331)	$292,783
Cost of goods sold	(170,782)	(1,230)	202	(171,810)
Operating expenses	(101,631)	(3,646)	1,148	(104,129)

Operating income (loss)	17,067	(242)	19	16,844
Other non-operating (expense) income	(20,483)	131	—	(20,352)

Loss before income taxes	(3,416)	(111)	19	(3,508)
Income tax benefit (expense)	861	(201)	—	660

Net loss	(2,555)	(312)	19	(2,848)
Net loss attributable to noncontrolling interest	—	312	—	312

Net loss attributable to The Gymboree Corporation	$(2,555)	$—	$19	$(2,536)

17. Condensed Guarantor Data

The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes, subject to the customary automatic release provisions described above (see Note 7). The following condensed consolidating financial information presents the financial position, results of operations, comprehensive income (loss) and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in those of the non-guarantor subsidiaries. Intercompany transactions are eliminated.

Effective during the first quarter of fiscal 2014, our Canadian subsidiary, which is part of the non-guarantor subsidiaries, issued common shares to The Gymboree Corporation valued at $18.5 million. No cash was exchanged since we immediately net settled $15.3 million and $3.2 million of intercompany liabilities payable to The Gymboree Corporation related to business operations and to our Advanced Pricing Agreement, respectively. The $18.5 million is a non-cash investing and financing activity on our condensed consolidating statements of cash flows.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of May 3, 2014
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,978	$5,507	$17,288	$—	$24,773
Accounts receivable, net of allowance	1,285	19,238	1,871	—	22,394
Merchandise inventories	—	164,920	5,960	(469)	170,411
Prepaid income taxes	1,936	395	655	—	2,986
Prepaid expenses	3,396	13,953	1,274	—	18,623
Deferred income taxes	378	13,255	724	(121)	14,236
Intercompany receivable	—	565,262	—	(565,262)	—

Total current assets	8,973	782,530	27,772	(565,852)	253,423
Property and equipment, net	12,526	180,663	10,287	—	203,476
Goodwill	—	721,844	36,933	—	758,777
Other intangible assets, net	—	558,320	683	—	559,003
Deferred financing costs	30,754	—	—	—	30,754
Other assets	12,677	1,961	9,908	(14,258)	10,288
Investment in subsidiaries	1,891,827	—	—	(1,891,827)	—

Total assets	$1,956,757	$2,245,318	$85,583	$(2,471,937)	$1,815,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,366	$65,976	$1,003	$—	$73,345
Accrued liabilities	38,439	62,400	6,809	—	107,648
Deferred income taxes	—	—	121	(121)	—
Line of credit	10,000	—	—	—	10,000
Current obligation under capital lease	—	515	—	—	515
Intercompany payable	562,899	—	2,832	(565,731)	—

Total current liabilities	617,704	128,891	10,765	(565,852)	191,508
Long-term liabilities:
Long-term debt	1,113,817	—	—	—	1,113,817
Long-term obligation under capital lease	—	3,269	—	—	3,269
Lease incentives and other liabilities	3,498	48,174	5,166	—	56,838
Deferred income taxes	—	229,490	—	(14,258)	215,232

Total liabilities	1,735,019	409,824	15,931	(580,110)	1,580,664
Total stockholders’ equity	221,738	1,835,494	56,333	(1,891,827)	221,738
Noncontrolling interest	—	—	13,319	—	13,319

Total liabilities and stockholders’ equity	$1,956,757	$2,245,318	$85,583	$(2,471,937)	$1,815,721

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of February 1, 2014
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,479	$4,659	$19,291	$—	$39,429
Accounts receivable, net of allowance	1,237	18,634	2,011	—	21,882
Merchandise inventories	—	170,126	5,823	(454)	175,495
Prepaid income taxes	1,659	284	36	—	1,979
Prepaid expenses	3,538	14,095	1,168	—	18,801
Deferred income taxes	—	13,303	918	(767)	13,454
Intercompany receivable	—	559,280	—	(559,280)	—

Total current assets	21,913	780,381	29,247	(560,501)	271,040
Property and equipment, net	14,288	182,421	9,599	—	206,308
Goodwill	—	721,844	36,933	—	758,777
Other intangible assets, net	—	558,962	862	—	559,824
Deferred financing costs	32,455	—	—	—	32,455
Other assets	15,139	2,340	10,920	(16,699)	11,700
Investment in subsidiaries	1,870,800	—	—	(1,870,800)	—

Total assets	$1,954,595	$2,245,948	$87,561	$(2,448,000)	$1,840,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,184	$73,218	$1,557	$—	$101,959
Accrued liabilities	34,328	58,430	7,545	—	100,303
Deferred income taxes	654	—	113	(767)	—
Current obligation under capital lease	—	503	—	—	503
Intercompany payable	541,397	—	18,337	(559,734)	—

Total current liabilities	603,563	132,151	27,552	(560,501)	202,765
Long-term liabilities:
Long-term debt	1,113,742	—	—	—	1,113,742
Long-term obligation under capital lease	—	3,402	—	—	3,402
Lease incentives and other liabilities	3,496	48,117	4,976	—	56,589
Deferred income taxes	—	231,163	—	(16,699)	214,464

Total liabilities	1,720,801	414,833	32,528	(577,200)	1,590,962
Total stockholders’ equity	233,794	1,831,115	39,685	(1,870,800)	233,794
Noncontrolling interest	—	—	15,348	—	15,348

Total liabilities and stockholders’ equity	$1,954,595	$2,245,948	$87,561	$(2,448,000)	$1,840,104

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of May 4, 2013
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$25,791	$4,080	$13,275	$—	$43,146
Accounts receivable, net of allowance	1,563	18,234	2,327	—	22,124
Merchandise inventories	—	175,123	5,659	14	180,796
Prepaid income taxes	2,126	383	567	—	3,076
Prepaid expenses	3,106	12,434	1,269	—	16,809
Deferred income taxes	13,765	16,667	230	(15)	30,647
Intercompany receivable	—	491,946	—	(491,946)	—

Total current assets	46,351	718,867	23,327	(491,947)	296,598
Property and equipment, net	14,654	181,229	10,102	—	205,985
Goodwill	—	859,165	39,818	—	898,983
Other intangible assets, net	—	577,943	513	—	578,456
Deferred financing costs	38,419	—	—	—	38,419
Other assets	16,484	2,054	5,501	(16,596)	7,443
Investment in subsidiaries	1,986,823	—	—	(1,986,823)	—

Total assets	$2,102,731	$2,339,258	$79,261	$(2,495,366)	$2,025,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,018	$51,282	$453	$—	$57,753
Accrued liabilities	39,685	58,358	9,052	—	107,095
Deferred income taxes	—	—	15	(15)	—
Intercompany payable	478,061	—	13,871	(491,932)	—

Total current liabilities	523,764	109,640	23,391	(491,947)	164,848
Long-term liabilities:
Long-term debt	1,138,524	—	—	—	1,138,524
Lease incentives and other liabilities	4,310	41,701	5,556	—	51,567
Deferred income taxes	—	248,136	—	(16,596)	231,540

Total liabilities	1,666,598	399,477	28,947	(508,543)	1,586,479
Total stockholders’ equity	436,133	1,939,781	47,042	(1,986,823)	436,133
Noncontrolling interest	—	—	3,272	—	3,272

Total liabilities and stockholders’ equity	$2,102,731	$2,339,258	$79,261	$(2,495,366)	$2,025,884

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED MAY 3, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$280	$252,597	$10,943	$(4,696)	$259,124
Gymboree Play & Music	—	2,624	4,208	—	6,832
Retail Franchise	—	6,054	—	—	6,054
Intercompany revenue	14,247	2,811	—	(17,058)	—

Total net sales	14,527	264,086	15,151	(21,754)	272,010
Cost of goods sold, including buying and occupancy expenses	(1,252)	(158,656)	(8,506)	4,762	(163,652)

Gross profit	13,275	105,430	6,645	(16,992)	108,358
Selling, general and administrative expenses	(15,397)	(94,093)	(9,805)	17,005	(102,290)

Operating (loss) income	(2,122)	11,337	(3,160)	13	6,068
Interest income	1	44	43	(41)	47
Interest expense	(20,286)	(88)	(41)	41	(20,374)
Other income (expense), net	(294)	—	(74)	—	(368)

(Loss) income before income taxes	(22,701)	11,293	(3,232)	13	(14,627)
Income tax benefit (expense)	6,560	(6,913)	(23)	—	(376)
Equity in earnings of affiliates, net of tax	2,710	—	—	(2,710)	—

Net (loss) income	(13,431)	4,380	(3,255)	(2,697)	(15,003)
Net loss attributable to noncontrolling interest	—	—	1,572	—	1,572

Net (loss) income attributable to The Gymboree Corporation	$(13,431)	$4,380	$(1,683)	$(2,697)	$(13,431)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED MAY 3, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(13,431)	$4,380	$(3,255)	$(2,697)	$(15,003)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	78	—	(369)	(106)	(397)
Unrealized net gain (loss) on cash flow hedges, net of tax benefit of $0	22	—	(274)	274	22

Total other comprehensive income (loss), net of tax	100	—	(643)	168	(375)

Comprehensive (loss) income	(13,331)	4,380	(3,898)	(2,529)	(15,378)
Comprehensive loss attributable to noncontrolling interest	—	—	2,047	—	2,047

Comprehensive (loss) income attributable to The Gymboree Corporation	$(13,331)	$4,380	$(1,851)	$(2,529)	$(13,331)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED MAY 4, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(2,536)	$11,348	$(1,099)	$(10,561)	$(2,848)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(60)	—	(39)	78	(21)
Unrealized net loss on cash flow hedges, net of tax benefit of $65	(109)	—	62	(62)	(109)

Total other comprehensive (loss) income, net of tax	(169)	—	23	16	(130)

Comprehensive (loss) income	(2,705)	11,348	(1,076)	(10,545)	(2,978)
Comprehensive loss attributable to noncontrolling interest	—	—	273	—	273

Comprehensive (loss) income attributable to The Gymboree Corporation	$(2,705)	$11,348	$(803)	$(10,545)	$(2,705)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED MAY 3, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(32,373)	$21,239	$(3,549)	$—	$(14,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(511)	(6,935)	(1,907)	—	(9,353)
Intercompany transfers	—	(13,335)	—	13,335	—
Other	—	—	(56)	—	(56)

Net cash used in investing activities	(511)	(20,270)	(1,963)	13,335	(9,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	9,383	—	3,952	(13,335)	—
Proceeds from ABL facility	78,000	—	—	—	78,000
Payments on ABL facility	(68,000)	—	—	—	(68,000)
Payments on capital lease	—	(121)	—	—	(121)

Net cash provided by (used in) financing activities	19,383	(121)	3,952	(13,335)	9,879

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(443)	—	(443)

Net (decrease) increase in cash and cash equivalents	(13,501)	848	(2,003)	—	(14,656)
CASH AND CASH EQUIVALENTS:
Beginning of Period	15,479	4,659	19,291	—	39,429

End of Period	$1,978	$5,507	$17,288	$—	$24,773

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED MAY 4, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(13,086)	$33,409	$(605)	$—	$19,718

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(480)	(9,430)	(748)	—	(10,658)
Intercompany transfers	—	(23,038)	—	23,038	—
Other	—	11	(104)	—	(93)

Net cash used in investing activities	(480)	(32,457)	(852)	23,038	(10,751)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	21,127	—	1,911	(23,038)	—
Dividend payment to Parent	(201)	—	—	—	(201)
Capital contribution received by noncontrolling interest	—	—	1,007	—	1,007

Net cash provided by financing activities	20,926	—	2,918	(23,038)	806

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	45	—	45

Net increase in cash and cash equivalents	7,360	952	1,506	—	9,818
CASH AND CASH EQUIVALENTS:
Beginning of Period	18,431	3,128	11,769	—	33,328

End of Period	$25,791	$4,080	$13,275	$—	$43,146

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

Subsequent to the issuance of the first quarter of fiscal 2013 condensed consolidated financial statements, management determined that within the condensed consolidating statement of cash flows, the intercompany transfers of the guarantor subsidiaries previously presented as financing activities should be classified as investing activities. The classification of these intercompany transfers has been corrected in the above condensed consolidating statements of cash flows for the first quarter of May 4, 2013 to be presented within investing activities. This correction has no impact on the condensed consolidated statement of cash flows for the first quarter of May 4, 2013. The effect is summarized as follows:

	13 Weeks Ended May 4, 2013
	Guarantor Subsidiaries (As Previously Reported)	Guarantor Subsidiaries (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany transfers	$—	$(23,038)	$—	$23,038
Net cash used in investing activities	(9,419)	(32,457)	—	23,038
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(23,038)	—	—	(23,038)
Net cash used in financing activities	(23,038)	—	—	(23,038)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 3, 2014 and May 4, 2013, and the related condensed consolidated statements of operations, comprehensive income (loss), and of cash flows for the thirteen week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of February 1, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated May 2, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 16, 2014

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to: future sales, costs and expenses and gross profit percentages; the continuation of historical trends; planned store openings and closings, including franchise partner store openings; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we had expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014, filed with the Securities and Exchange Commission on May 2, 2014 (the “Fiscal 2013 Annual Report”). We encourage you to read these risk factors disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

As of May 3, 2014, we operated a total of 1,337 retail stores, as follows: 627 Gymboree® stores (including 574 in the United States, 46 in Canada, 1 in Puerto Rico and 6 in Australia), 168 Gymboree Outlet stores (166 in the United States and 2 in Puerto Rico), 146 Janie and Jack® shops, and 396 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 698 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries. In addition, as of May 3, 2014, third-party overseas franchisees operated 70 Gymboree stores in the Middle East, South Korea, Latin America and China, including 16 Gymboree retail stores operated by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”). Gymboree China and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) are collectively referred to as the “VIEs.” Gymboree Tianjin provides various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China. Third-party overseas franchisees also operated 3 Crazy 8 stores and 1 Janie & Jack store in the Middle East as of May 3, 2014.

During the first quarter of fiscal 2014, we opened 19 new stores and closed 5 stores. In fiscal 2014, we plan to continue to execute on our vision to reach every mom in America and moms around the world with our multi-tiered portfolio of brands. As part of our strategy, we plan to open approximately 50 new stores in fiscal 2014, distributed fairly evenly across the brands, and close approximately 25 to 30 stores. We expect our international franchise partners to open approximately 15 to 20 franchise stores in fiscal 2014.

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

Results of Operations

13 weeks ended May 3, 2014, compared to 13 weeks ended May 4, 2013

Net Sales

Net retail sales for the first quarter of fiscal 2014 decreased to $259.1 million from $280.9 million in the same period last year, a decrease of $21.8 million, or 7.7%, primarily due to lower comparable store sales. Comparable store sales (including online sales) decreased by 10% in the first quarter of fiscal 2014 compared to the same period in the prior year. Comparable store sales (excluding online sales) decreased by 12% in the first quarter of fiscal 2014 compared to the same period in the prior year. Total net stores increased from 1,280 as of May 4, 2013, to 1,337 as of May 3, 2014. Total square footage increased from approximately 2.6 million square feet to approximately 2.8 million square feet from the first quarter of fiscal 2013 to the first quarter of fiscal 2014.

Gymboree Play & Music net sales for the first quarter of fiscal 2014 increased to $6.8 million from $6.3 million in the same period last year, an increase of $0.5 million or 8.0%. As of the first quarter of fiscal 2014, our VIE operated 3 Company owned Play & Music centers compared to zero in the same period last year.

Retail franchise net sales for the first quarter of fiscal 2014 increased to $6.1 million from $5.6 million in the same period last year, an increase of $0.5 million or 8.5%. As of the first quarter of fiscal 2014, our third-party overseas franchisees operated a total of 74 stores compared to 61 stores as of the end of the same period last year.

Gross Profit

Gross profit for the first quarter of fiscal 2014 decreased to $108.4 million from $121.0 million in the same period last year. As a percentage of net sales, gross profit for the first quarter of fiscal 2014 decreased 1.5 percentage points to 39.8% from 41.3% in the same period last year. The decrease in gross profit as a percentage of net sales was due to deleveraging of buying and occupancy expenses associated with negative comparable store sales in the quarter. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $10.0 million and $7.5 million in the first quarter of fiscal 2014 and 2013, respectively.

Selling, General and Administrative Expenses

SG&A, principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A decreased to $102.3 million for the first quarter of fiscal 2014 compared to $104.1 million in the same period last year. As a percentage of net sales, SG&A expenses increased 2.0 percentage points to 37.6% for the first quarter of fiscal 2014 from 35.6% in the same period last year primarily due to a deleveraging of expenses on lower comparable store sales and investments in corporate infrastructure, partially offset by lower amortization expense of acquisition-related intangibles.

Income Taxes

The effective tax rate for the first quarter of fiscal 2014 and fiscal 2013 was -2.6% (expense) and 18.8% (benefit), respectively. The change in effective tax rates was due to differences in forecasted earnings between years, and the loss of tax benefits in fiscal 2014 from recording a valuation allowance against net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of May 3, 2014, February 1, 2014 and May 4, 2013, our valuation allowance against deferred tax assets was $35.5 million, $31.9 million and $4.6 million, respectively. The valuation allowance as of May 3, 2014 represents a valuation allowance against all net deferred tax assets in US federal and unitary state jurisdictions, excluding indefinite lived deferred tax liabilities, and against the tax benefit on losses from our VIE’s. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $24.8 million, $39.4 million and $43.1 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively. Cash and cash equivalents held by the VIEs of which we are the primary beneficiary, and the results of which have been consolidated into our condensed financial statements were $11.7 million, $13.8 million and $7.8 million as of May 3, 2014, February 1, 2014 and May 4, 2013, respectively (see Note 16 to the condensed financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of May 3, 2014, February 1, 2014 and May 4, 2014 totaled $61.9 million, $68.3 million and $131.8 million, respectively.

Cash flows (used in) provided by operating activities

Net cash used in operating activities for the first fiscal quarter of 2014 was $14.7 million compared to net cash provided by operating activities of $19.7 million in the same period last year, related primarily to a net loss and changes in working capital.

Cash flows used in investing activities

Net cash used in investing activities for the first fiscal quarter of 2014 was $9.4 million compared to $10.8 million in the same period last year. Capital expenditures were $9.4 million compared to $10.7 million in the same period last year and related primarily to the opening of new stores, relocation, remodeling and/or expansion of existing stores and information technology infrastructure investments.

We estimate capital expenditures for fiscal 2014 will be approximately $35 to $40 million, excluding non-cash capital leases. We expect the capital expenditures to be used to open new stores, as well as to continue investment in our systems infrastructure.

Cash flows provided by financing activities

Net cash provided by financing activities for the first fiscal quarter of 2014 was $9.9 million compared to $0.8 million in the same period last year. The increase in net cash provided by financing activities for the first fiscal quarter of 2014 is primarily due to net borrowings from ABL Facility used for working capital. The Company anticipates utilizing its ABL Facility throughout the course of the year to support seasonal working capital needs and the Company does not anticipate having any outstanding borrowings by fiscal year end.

Our senior credit facilities are comprised of an $820 million Term Loan and a $225 million ABL Facility (collectively, the “Senior Credit Facilities”). As of May 3, 2014, $769.1 million was outstanding under the Term Loan and $10 million was outstanding under the ABL. Amounts available under the ABL are subject to customary borrowing base limitations, and are reduced by letter of credit utilization totaling $32.6 million as of May 3, 2014. Undrawn availability under the ABL, after being reduced by letter of credit utilization, was $118.0 million as of May 3, 2014. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan (see Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report), subject to the satisfaction of certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains financial covenants. As of the 13 weeks ended May 3, 2014, we were in compliance with these covenants.

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

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a capital investment, our existing cash and cash equivalents and net cash from operating activities may be insufficient. In addition we cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations” in our Fiscal 2013 Annual Report. We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.

Critical Accounting Policies, Estimates and Judgments

There have been no other material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2014.

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

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	13 Weeks Ended May 3, 2014	13 Weeks Ended May 4, 2013
Net loss attributable to The Gymboree Corporation	$(13,431)	$(2,536)
Reconciling items (a):
Interest expense	20,374	20,402
Interest income	(52)	(26)
Income tax expense (benefit)	599	(861)
Depreciation and amortization (b)	10,786	12,620
Non-cash share-based compensation expense	1,276	1,497
Loss on disposal/impairment on assets	330	300
Acquisition-related adjustments (c)	2,944	4,093
Other (d)	(795)	489

Adjusted EBITDA	$22,031	$35,978

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.
(b) Includes the following (in thousands):
Amortization of intangible assets (impacts SG&A)	$384	$2,258
Amortization of below and above market leases (impacts COGS)	(247)	(386)

	$137	$1,872

(c) Includes the following (in thousands):
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$2,068	$2,232
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	876	1,120
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	—	741

	$2,944	$4,093

(d) Other is comprised of a non-recurring change in reserves and restructuring charges.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
May 3, 2014	$15,275	$100	$0.91
February 1, 2014	$15,368	$348	$0.90
May 4, 2013	$3,459	$22	$0.99

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of May 3, 2014, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of May 3, 2014, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Notes 6 and 7 to the condensed consolidated financial statements included elsewhere in this quarterly report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of May 3, 2014, February 1, 2014, and May 4, 2013, accumulated other comprehensive income included approximately $9.5 million, $9.5 million and $11.0 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

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

Changes in Internal Control over Financial Reporting

During the first quarter of the Company’s fiscal 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

There have been no other material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2013 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

June 16, 2014	By:	/s/ Mark Breitbard
Date		Mark Breitbard
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Evan Price Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Evan Price Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 3, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.