Form 10-Q
period 2014-08-02
GYMBOREE CORP
filed 2014-09-15
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 2, 2014

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

As of September 15, 2014, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	August 2, 2014	February 1, 2014	August 3, 2013
ASSETS
Current assets:
Cash and cash equivalents	$24,879	$39,429	$26,831
Accounts receivable, net of allowance of $1,655, $1,370 and $384	21,129	21,882	26,916
Merchandise inventories	223,694	175,495	214,981
Prepaid income taxes	3,076	1,979	4,037
Prepaid expenses	19,684	18,801	18,081
Deferred income taxes	8,172	13,454	36,378

Total current assets	300,634	271,040	327,224

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	201,985	195,556	188,301
Furniture, fixtures and equipment	120,568	117,131	106,215

	344,981	335,115	316,944
Less accumulated depreciation and amortization	(148,314)	(128,807)	(110,484)

Net property and equipment	196,667	206,308	206,460
Goodwill	758,777	758,777	898,983
Other intangible assets, net	558,210	559,824	577,782
Deferred financing costs	29,091	32,455	36,819
Other assets	9,835	11,700	8,293

Total assets	$1,853,214	$1,840,104	$2,055,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,638	$101,959	$100,794
Accrued liabilities	86,231	100,303	93,947
Line of credit	64,000	—	—
Current obligation under capital lease	527	503	—

Total current liabilities	263,396	202,765	194,741

Long-term liabilities:
Long-term debt	1,113,893	1,113,742	1,138,595
Long-term obligation under capital lease	3,133	3,402	—
Lease incentives and other liabilities	52,664	50,432	45,529
Unrecognized tax benefits	6,475	6,157	8,894
Deferred income taxes	209,220	214,464	229,548

Total liabilities	1,648,781	1,590,962	1,617,307

Commitments and contingencies
Stockholders’ equity:
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	520,201	517,932	522,461
Accumulated deficit	(323,842)	(279,258)	(88,117)
Accumulated other comprehensive loss	(4,711)	(4,880)	(4,888)

Total stockholders’ equity	191,648	233,794	429,456
Noncontrolling interest	12,785	15,348	8,798

Total equity	204,433	249,142	438,254

Total liabilities and stockholders’ equity	$1,853,214	$1,840,104	$2,055,561

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales:
Retail	$253,376	$278,944	$512,500	$559,821
Gymboree Play & Music	7,319	6,260	14,151	12,588
Retail Franchise	3,608	5,712	9,662	11,290

Total net sales	264,303	290,916	536,313	583,699
Cost of goods sold, including buying and occupancy expenses	(167,939)	(183,830)	(331,591)	(355,640)

Gross profit	96,364	107,086	204,722	228,059
Selling, general and administrative expenses	(107,140)	(102,023)	(209,430)	(206,152)

Operating (loss) income	(10,776)	5,063	(4,708)	21,907
Interest income	68	61	115	102
Interest expense	(20,455)	(20,467)	(40,829)	(40,869)
Other income (expense), net	(134)	(111)	(502)	(102)

Loss before income taxes	(31,297)	(15,454)	(45,924)	(18,962)
Income tax (expense) benefit	(1,556)	6,129	(1,932)	6,789

Net loss	(32,853)	(9,325)	(47,856)	(12,173)
Net loss (income) attributable to noncontrolling interest	1,700	(25)	3,272	287

Net loss attributable to The Gymboree Corporation	$(31,153)	$(9,350)	$(44,584)	$(11,886)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss	$(32,853)	$(9,325)	$(47,856)	$(12,173)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	247	(402)	(150)	(423)
Unrealized net (loss) gain on cash flow hedges, net of tax benefit of $0, $435, $0, and $500	(8)	1,615	14	1,506

Total other comprehensive income (loss)	239	1,213	(136)	1,083

Comprehensive loss	(32,614)	(8,112)	(47,992)	(11,090)
Comprehensive loss (income) attributable to noncontrolling interest	1,530	(43)	3,577	230

Comprehensive loss attributable to The Gymboree Corporation	$(31,084)	$(8,155)	$(44,415)	$(10,860)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	August 2, 2014	August 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,856)	$(12,173)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,534	23,684
Amortization of deferred financing costs and accretion of original issue discount	3,515	3,362
Interest rate cap contracts - adjustment to market	932	432
Loss on disposal/impairment of assets	3,883	1,949
Deferred income taxes	36	(9,498)
Share-based compensation expense	2,269	2,974
Other	21	—
Change in assets and liabilities:
Accounts receivable	739	645
Merchandise inventories	(48,576)	(16,803)
Prepaid income taxes	(1,095)	(1,166)
Prepaid expenses and other assets	(174)	(1,083)
Accounts payable	10,673	10,661
Accrued liabilities	(12,822)	(456)
Lease incentives and other liabilities	3,472	8,062

Net cash (used in) provided by operating activities	(62,449)	10,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(16,523)	(23,228)
Other	(66)	(162)

Net cash used in investing activities	(16,589)	(23,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	218,000	—
Payments on ABL facility	(154,000)	—
Payments on capital lease	(246)	—
Dividend payment to Parent	—	(201)
Capital contribution received by noncontrolling interest	992	6,506

Net cash provided by financing activities	64,746	6,305

Effect of exchange rate fluctuations on cash and cash equivalents	(258)	(2)

Net decrease in cash and cash equivalents	(14,550)	(6,497)
CASH AND CASH EQUIVALENTS:
Beginning of period	39,429	33,328

End of period	$24,879	$26,831

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$2,770	$1,926
Cash paid for interest	$36,112	$37,225

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

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks (“second quarter of fiscal 2014”) and 26 weeks ended August 2, 2014 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 31, 2015 (“fiscal 2014”) or any future period.

2. Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets). We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for fiscal years and interim reporting periods within those years, beginning after December 15, 2013. The adoption of this guidance in the first quarter of fiscal 2014 did not have a material impact on our condensed consolidated financial statements.

3. Goodwill and Intangible Assets and Liabilities

Goodwill

Operating income has declined $26.6 million to an operating loss of $4.7 million during the first six months of fiscal 2014 compared to the same period last year. Due to recent trends impacting our retail stores segment, we qualitatively assessed the valuation of our retail segment reporting units. This qualitative assessment resulted in a determination that it was more likely than not the fair value of these reporting units exceeded their carrying amount at August 2, 2014. If these trends continue through the remainder of the year or our forecast of future operating performance declines, there is the potential for goodwill and indefinite-lived intangible asset impairment related to our Crazy 8, Gymboree Retail and Gymboree Outlet reporting units.

In addition, other significant adverse changes to our business environment or future cash flows could cause us to record additional impairment charges in future periods, which could be material. Our annual goodwill and indefinite-lived intangible asset impairment tests are performed at the end of our tenth fiscal period (fiscal November), and as described above we monitor whether interim goodwill and indefinite-lived intangible asset tests are necessary.

During the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, we did not identify impairment indicators for goodwill or indefinite-lived intangible assets.

In fiscal 2013, due to weak results, particularly in the fourth quarter, we concluded that there was goodwill impairment in the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units. We recorded an estimate of impairment for goodwill of $140.2 million in the fourth quarter of fiscal 2013. The impairment charges were subject to finalization of fair values, which we completed during the first quarter of fiscal 2014, with no change to the previously recorded estimate.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	August 2, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494	$—	$(17,000)	$550,494

Intangible Assets Subject to Amortization:
Customer relationships	37,551	(37,119)	—	432
Below market leases	7,055	(4,728)	—	2,327
Co-branded credit card agreement	4,000	(2,266)	—	1,734
Franchise agreements and reacquired franchise rights	6,632	(3,409)	—	3,223

	55,238	(47,522)	—	7,716

Total other intangible assets	$622,732	$(47,522)	$(17,000)	$558,210

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$11,012	$—	$(5,619)

	February 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494	$—	$(17,000)	$550,494

Intangible Assets Subject to Amortization:
Customer relationships	37,551	(36,803)	—	748
Below market leases	7,055	(4,195)	—	2,860
Co-branded credit card agreement	4,000	(1,958)	—	2,042
Franchise agreements and reacquired franchise rights	6,632	(2,952)	—	3,680

	55,238	(45,908)	—	9,330

Total other intangible assets	$622,732	$(45,908)	$(17,000)	$559,824

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$9,999	$—	$(6,632)

	August 3, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,861	$—	$—	$567,861

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(36,400)	—	—
Below market leases	7,055	(3,620)	—	3,435
Co-branded credit card agreement	4,000	(1,650)	—	2,350
Franchise agreements	6,600	(2,464)	—	4,136

	54,055	(44,134)	—	9,921

Total other intangible assets	$621,916	$(44,134)	$—	$577,782

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,626)	$8,725	$—	$(7,901)

During the 13 weeks ended August 2, 2014 and August 3, 2013, we recorded net amortization income of approximately $0.2 million and $0.4 million, respectively, in cost of goods sold (“COGS”). During the 26 weeks ended August 2, 2014 and August 3, 2013, we recorded net amortization income of approximately $0.5 million and $0.8 million, respectively, in COGS.

During the 13 weeks ended August 2, 2014 and August 3, 2013, we recorded amortization expense of approximately $0.5 million and $0.4 million, respectively, in selling, general and administrative expenses (“SG&A”). During the 26 weeks ended August 2, 2014 and August 3, 2013, we recorded amortization expense of approximately $1.1 million and $2.6 million, respectively, in SG&A.

4. Derivative Financial Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars (“U.S. dollars”) of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and U.S. dollars. The term of these forward foreign exchange contracts is generally less than one year. These contracts are treated as cash flow hedges. Amounts reported in accumulated other comprehensive income (loss) related to these forward foreign exchange contracts will be reclassified to COGS over a three-month period. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and foreign entities in Canada and Australia. The purpose of these contracts is to protect us from fluctuations in the exchange rates upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 13 weeks ended August 2, 2014 and August 3, 2013, we reclassified approximately $0.5 million and $0.2 million, respectively, from accumulated other comprehensive loss to interest expense. During the 26 weeks ended August 2, 2014 and August 3, 2013, we reclassified approximately $0.9 million and $0.4 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate approximately $2.8 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	August 2, 2014		February 1, 2014		August 3, 2013
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	6	7,994	6	5,029	6	7,165

Total	10	$707,994	10	$705,029	10	$707,165

We had the following outstanding derivatives which were not designated as hedges (U.S. dollars in thousands):

	August 2, 2014		February 1, 2014		August 3, 2013
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Forward foreign exchange contracts	—	$—	2	$10,339	1	$275

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands):

	August 2, 2014	February 1, 2014	August 3, 2013
	Derivative Assets	Derivative Assets	Derivative Assets
Other Assets
Purchased interest rate caps	$42	$599	$1,187
Forward foreign exchange contracts	3	348	223

Total	$45	$947	$1,410

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	13 Weeks Ended August 2, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(391)	Interest expense	$(471)
Forward foreign exchange contracts	(23)	Cost of goods sold	65

Total	$(414)		$(406)

	13 Weeks Ended August 3, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$679	Interest expense	$(249)
Forward foreign exchange contracts	312	Cost of goods sold	60

Total	$991		$(189)

	26 Weeks Ended August 2, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(557)	Interest expense	$(932)
Forward foreign exchange contracts	(74)	Cost of goods sold	287

Total	$(631)		$(645)

	26 Weeks Ended August 3, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$223	Interest expense	$(432)
Forward foreign exchange contracts	404	Cost of goods sold	53

Total	$627		$(379)

5. Fair Value Measurements

We record our money market funds, interest rate caps and forward foreign exchange contracts at fair value. Fair value is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. Accounting guidance prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of August 2, 2014, February 1, 2014 and August 3, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall. There were no transfers into or out of Level 1 and Level 2 during the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, or for the year ended February 1, 2014.

	August 2, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$850	$—	$—	$850
Interest rate caps	—	42	—	42
Forward foreign exchange contracts	—	3	—	3

Total	$850	$45	$—	$895

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$14,571	$—	$—	$14,571
Interest rate caps	—	599	—	599
Forward foreign exchange contracts	—	348	—	348

Total	$14,571	$947	$—	$15,518

	August 3, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
	(in thousands)
Assets
Money market funds	$7,253	$—	$—	$7,253
Interest rate caps	—	1,187	—	1,187
Forward foreign exchange contracts	—	223	—	223

Total	$7,253	$1,410	$—	$8,663

Our cash equivalents, which are primarily placed in money market funds, are valued at their original purchase prices plus interest that has accrued at the stated rate.

The fair value of our interest rate caps was determined using the market standard methodology of discounting future cash receipts. The variable cash receipts were based on the expectation of future interest rates (forward curves) derived from observed market interest rate curves and volatilities. In addition, credit valuation adjustments, which consider the impact of any credit enhancements to the contracts, were incorporated in the fair values to account for potential nonperformance risk. In adjusting the fair value of these contracts for the effect of nonperformance risk, we have considered any applicable credit enhancements such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of August 2, 2014, February 1, 2014, and August 3, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

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

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields of similar debt. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	August 2, 2014		February 1, 2014		August 3, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$767,893	$634,509	$767,742	$692,192	$767,595	$746,029
Notes	346,000	207,600	346,000	308,805	371,000	358,943

	$1,113,893	$842,109	$1,113,742	$1,000,997	$1,138,595	$1,104,972

We had no other financial assets or liabilities measured at fair value as of August 2, 2014, February 1, 2014, and August 3, 2013.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Our non-financial assets, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate their carrying value may not be fully recoverable (and at least annually for goodwill and indefinite-lived intangible assets), non-financial assets are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.

During the 13 and 26 weeks ended August 2, 2014, we recorded an impairment charge of $3.2 million related to assets for under-performing stores. During the 13 and 26 weeks ended August 3, 2013, we recorded an impairment charge of $1.0 million related to assets for under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. These impairment charges are included in SG&A expenses in the accompanying condensed consolidated statement of operations.

6. Line of Credit

We have a senior secured asset-based revolving credit facility (“ABL”) that provides financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of August 2, 2014, $64.0 million of line of credit borrowings were outstanding under the ABL. Amounts available under the ABL are reduced by letter of credit utilization totaling $25.3 million as of August 2, 2014. Undrawn availability under the ABL, after being reduced by letter of credit utilization and outstanding borrowings, was $95.5 million as of August 2, 2014.

Average borrowings for the 13 and 26 weeks ended August 2, 2014 under the ABL amounted to $28.5 million and $19.1 million, respectively. Average borrowings for the year ended February 1, 2014 under the ABL amounted to $4.3 million. There were no borrowings during the 13 and 26 weeks ended August 3, 2013.

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of August 2, 2014, we were in compliance with these covenants. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

7. Long-Term Debt

Long-term debt consists of (in thousands):

	August 2, 2014	February 1, 2014	August 3, 2013
Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%, net of discount of $1,210, $1,360, and $1,507	$767,893	$767,742	$767,595
Senior notes due December 2018, 9.125%	346,000	346,000	371,000

Long-term debt	$1,113,893	$1,113,742	$1,138,595

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 6. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of August 2, 2014, the interest rate under our Term Loan was 5%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2013 operating results and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2014. Excess cash flow payments on the Term Loan for fiscal 2015 will be calculated with our fiscal 2014 annual operating results. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2016. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% senior notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. The Notes also contain optional redemption provisions, but subject to certain exceptions, we will not be entitled to redeem the Notes at our option prior to December 1, 2014. The Notes are unsecured senior obligations of The Gymboree Corporation. The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 16). The guarantees of the Notes are joint and several and will terminate upon the following circumstances: (A) the sale, exchange, disposition or transfer (by merger or otherwise) of (x) the capital stock of the guarantor providing the applicable guarantee, if after such sale, exchange, disposition or transfer such guarantor is no longer a subsidiary of The Gymboree Corporation, or (y) all or substantially all of the assets of such guarantor, (B) the release or discharge of the guarantee by such guarantor of the other indebtedness which resulted in the creation of the subsidiary guarantee by such guarantor under the Indenture, (C) the designation of such guarantor as an “unrestricted subsidiary” under the Indenture or (D) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, in each such case specified in clauses (A) through (D) above in accordance with the requirements therefore set forth in the Indenture.

Future minimum principal payments on long-term debt, excluding accretion of original issue discount (“OID”) of $1.2 million, as of August 2, 2014, are as follows (in thousands):

Fiscal years	Principal Payments
Remainder of 2014	$—
2015	—
2016	—
2017	6,502
2018	1,108,600

Total	$1,115,102

Interest Expense on Long-Term Debt

Interest expense on long-term debt was $20.5 million for the 13 weeks ended August 2, 2014 and August 3, 2013. Interest expense was $40.8 million and $40.9 million for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively.

Amortization of deferred financing costs and accretion of OID are also included in interest expense. Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL are amortized on a straight-line basis over 6.4 years. The weighted-average remaining amortization period is 3.8 years. Amortization of deferred financing costs was $1.7 million and $1.6 million for the 13 weeks ended August 2, 2014 and August 3, 2013, respectively. Amortization of deferred financing costs was $3.4 million and $3.2 million for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. Accretion of OID was not material for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013.

8. Share-Based Compensation

Share-based compensation expense included as a component of SG&A expenses was $1.0 million and $1.5 million during the 13 weeks ended August 2, 2014 and August 3, 2013, respectively. Share-based compensation expense was $2.3 million and $3.0 million during the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

9. Dividends

No dividends were distributed to our indirect parent, Giraffe Holding, Inc. (“Parent”) during the 26 weeks ended August 2, 2014. During the first and second quarter of fiscal 2013, we distributed $0.2 million and $0, respectively, in the form of a dividend to Parent, which was used by Parent’s shareholders, which are investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”), to repurchase shares.

Equity investments received by the VIE as capital contributions from affiliate of Parent during the first and second quarter of fiscal 2014 was $0 and $1.0 million, respectively. Total equity investments received by the VIE as capital contributions from affiliate of Parent during the first quarter and second quarter of fiscal 2013, was $1.0 million and $5.5 million, respectively.

10. Income Taxes

As of August 2, 2014, February 1, 2014 and August 3, 2013, unrecognized tax benefits were $6.8 million, $6.6 million and $10.1 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $6.8 million as of August 2, 2014 will decrease by as much as $2.2 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

As of August 2, 2014, February 1, 2014 and August 3, 2013, the total valuation allowance against deferred tax assets was $48.6 million, $31.9 million and $6.8 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIE’s. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

11. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income (loss) (“OCI”), net of tax for the periods ended (in thousands):

	August 2, 2014	February 1, 2014	August 3, 2013
Foreign currency translation	$778	$623	$328
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,982, $3,982 and $4,483	(5,489)	(5,503)	(5,216)

Total accumulated other comprehensive loss	$(4,711)	$(4,880)	$(4,888)

Changes in accumulated OCI balance by component were as follows for the periods ended (in thousands):

	13 Weeks Ended August 2, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,481)	$701	$(4,780)

Other comprehensive (loss) income recognized before reclassifications	(414)	247	(167)
Amounts reclassified from accumulated other comprehensive loss to earnings	406	—	406

Net current-period other comprehensive (loss) income	(8)	247	239

Other comprehensive income attributable to noncontrolling interest	—	(170)	(170)

Ending balance	$(5,489)	$778	$(4,711)

	13 Weeks Ended August 3, 2013
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,831)	$748	$(6,083)

Other comprehensive income (loss) recognized before reclassifications	991	(402)	589
Amounts reclassified from accumulated other comprehensive loss to earnings	189	—	189
Tax benefit	435	—	435

Net current-period other comprehensive income (loss)	1,615	(402)	1,213

Other comprehensive income attributable to noncontrolling interest	—	(18)	(18)

Ending balance	$(5,216)	$328	$(4,888)

	26 Weeks Ended August 2, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(631)	(150)	(781)
Amounts reclassified from accumulated other comprehensive loss to earnings	645	—	645

Net current-period other comprehensive income (loss)	14	(150)	(136)

Other comprehensive loss attributable to noncontrolling interest	—	305	305

Ending balance	$(5,489)	$778	$(4,711)

	26 Weeks Ended August 3, 2013
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income (loss) recognized before reclassifications	627	(423)	204
Amounts reclassified from accumulated other comprehensive loss to earnings	379	—	379
Tax benefit	500	—	500

Net current-period other comprehensive income (loss)	1,506	(423)	1,083

Other comprehensive income attributable to noncontrolling interest	—	(57)	(57)

Ending balance	$(5,216)	$328	$(4,888)

12. Related Party Transactions

Related Party Transactions – Excluding VIE

We paid Bain Capital approximately $0.9 million in management fees and reimbursement of out-of-pocket expenses in each of the 13 weeks ended August 2, 2014 and August 3, 2013. We paid Bain Capital approximately $1.6 million and $1.8 million in management fees and reimbursement of out-of-pocket expenses for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively. As of August 2, 2014, February 1, 2014 and August 3, 2013, we had a payable balance of $0.3 million, $0.4 million and $0.4 million, respectively, to Bain Capital.

During the 13 weeks ended August 2, 2014 and August 3, 2013, we purchased services from LogicSource, a company owned by funds associated with Bain Capital for $0.3 million and $0.6 million, respectively. During the 26 weeks ended August 2, 2014 and August 3, 2013, we purchased services from LogicSource for $0.9 million and $1.2 million, respectively. As of August 2, 2014, February 1, 2014 and August 3, 2013, we had a payable balance of $0.1 million, $0.2 million and $0.2 million, respectively, to LogicSource.

During the 13 and 26 weeks ended August 2, 2014, we did not sell inventory to Burlington Coat Factory Investments Holdings, Inc., a company owned by funds associated with Bain Capital. During the 13 and 26 weeks ended August 3, 2013, we sold inventory to Burlington Coat Factory Investments Holdings, Inc. for $7.2 million and $8.0 million, respectively. As of August 2, 2014, February 1, 2014 and August 3, 2013, we had a receivable balance of $0, $1.0 million and $3.6 million, respectively, from Burlington Coat Factory Investments Holdings, Inc.

As of August 2, 2014, February 1, 2014 and August 3, 2013, we had a receivable balance of $0 million, $0.8 million and $0, respectively, from our indirect parent, Giraffe Holding, Inc., related to income taxes.

In April 2014, Gymboree Play Programs, Inc. (“GPPI”), a wholly owned subsidiary of the Company, entered into a 10-year master franchise agreement with Gymboree Tianjin, an affiliate of the Company and VIE. Effective April 2014, Gymboree Tianjin became the master franchisor of Play & Music centers in the People’s Republic of China (“PRC”) Territory, with the rights to operate primary Play & Music centers, award and service unit franchises in the PRC. GPPI will receive a percentage of royalties and franchise fees earned by Gymboree Tianjin. Intercompany revenues and expenses have been eliminated upon consolidation.

Related Party Transactions –VIEs

As of August 2, 2014, February 1, 2014 and August 3, 2013, our VIEs had a balance of $1.1 million, payable to their indirect parent, Gymboree Investment Holding GP. Ltd., related to funds used to pay operating costs of the VIEs. As of

August 2, 2014, February 1, 2014 and August 3, 2013, our VIEs had a payable balance of $0.4 million related to funds used to pay operating costs of the VIEs, due to Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs. The Company is part of a related party group that controls Gymboree Hong Kong Limited.

13. Commitments and Contingencies

Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of February 1, 2014, other than those which occur in the normal course of business.

Contingencies

From time to time, we are subject to various legal actions arising in the ordinary course of our business. Many of these legal actions raise complex factual and legal issues, which are subject to uncertainties. We cannot predict with reasonable assurance the outcome of these legal actions brought against us. Accordingly, any settlements or resolutions in these legal actions may occur and affect our net income in the quarter of such settlement or resolution. However, we do not believe the outcome of any legal actions would have a material effect on our condensed consolidated financial statements taken as a whole.

14. Segment Information

We have four reportable segments: retail (including online stores), Gymboree Play & Music, International Retail Franchise (“Retail Franchise”), and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated by our chief operating decision maker. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. We believe disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution centers and shared corporate services) is included in the retail stores segment.

Summary financial data of each reportable segment were as follows for the periods ended (in thousands):

	13 Weeks Ended August 2, 2014
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$251,793	$3,842	$3,757	$6,246	$(1,335)	$264,303
Operating (loss) income	$(13,427)	$1,863	$1,816	$(1,006)	$(22)	$(10,776)

	13 Weeks Ended August 3, 2013
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$277,649	$3,654	$5,842	$4,998	$(1,227)	$290,916
Operating income (loss)	$1,058	$1,438	$2,825	$(273)	$15	$5,063

	26 Weeks Ended August 2, 2014
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$509,721	$8,891	$9,924	$11,650	$(3,873)	$536,313
Operating (loss) income	$(13,136)	$6,246	$4,888	$(2,697)	$(9)	$(4,708)

	26 Weeks Ended August 3, 2013
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$557,453	$7,645	$11,527	$9,632	$(2,558)	$583,699
Operating income (loss)	$13,871	$3,448	$5,069	$(515)	$34	$21,907

	Total Assets
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
August 2, 2014	$1,746,181	$59,327	$28,210	$20,836	$(1,340)	$1,853,214
February 1, 2014	$1,728,186	$60,942	$29,256	$23,208	$(1,488)	$1,840,104
August 3, 2013	$1,950,885	$60,377	$30,363	$15,877	$(1,941)	$2,055,561

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music and Retail Franchise reportable segments recorded intersegment revenues of $1.2 million and $0.1 million, respectively, for the 13 weeks ended August 2, 2014, and $1.1 million and $0.1 million, respectively, for the 13 weeks ended August 3, 2013. The Gymboree Play & Music and Retail Franchise reportable segments recorded intersegment revenues of $3.6 million and $0.3 million, respectively, for the 26 weeks ended August 2, 2014, and $2.3 million and $0.3 million, respectively, for the 26 weeks ended August 3, 2013.

We attribute retail store revenues to individual countries based on the selling location. For Retail Franchise, all sales are attributed to the U.S. geographic segment.

VIE Play & Music sales are attributable to the international geographic segment and all other Gymboree Play & Music sales are attributable to the U.S. geographic segment (see Note 15).

Summary financial data of each of our two geographical segments, United States and international were as follows for the fiscal periods ended (in thousands):

	13 Weeks Ended
	August 2, 2014		August 3, 2013
	United States	International	United States	International
Net sales	$247,242	$17,061	$273,664	$17,252

	26 Weeks Ended
	August 2, 2014		August 3, 2013
	United States	International	United States	International
Net sales	$504,570	$31,743	$550,893	$32,806

Long-lived assets which include net property and equipment were as follows for the fiscal periods ended (in thousands):

	August 2, 2014	February 1, 2014	August 3, 2013
United States	$185,841	$196,990	$197,077
International	$10,826	$9,318	$9,383

15. Variable Interest Entities

Gymboree China, Gymboree Tianjin and the Company are indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital. Gymboree China and Gymboree Tianjin have been determined to be variable interest entities, and we (as well as our 100%-owned subsidiaries) are a member of a related party group that controls the VIEs and absorbs the economics of the VIEs. Based on our relationship with the VIEs, we determined we are most closely associated with the VIEs, and therefore, consolidate them as the primary beneficiary. However, as we have a 0% ownership interest in the VIEs, 100% of the results of operations of the VIEs are recorded as noncontrolling interest. The assets of the VIEs cannot be used by us. The liabilities of the VIEs are comprised mainly of short-term accrued expenses, and their creditors have no recourse to our general credit or assets.

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of August 2, 2014, February 1, 2014 and August 3, 2013 and the condensed consolidated statements of operations for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013 (in thousands):

Condensed Consolidating Balance Sheets

	August 2, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$14,195	$10,684	$—	$24,879
Other current assets	272,212	4,883	(1,340)	275,755

Total current assets	286,407	15,567	(1,340)	300,634
Non-current assets	1,547,311	5,269	—	1,552,580

Total assets	$1,833,718	$20,836	$(1,340)	$1,853,214

Current liabilities	$256,936	$7,652	$(1,192)	$263,396
Non-current liabilities	1,384,986	399	—	1,385,385

Total liabilities	1,641,922	8,051	(1,192)	1,648,781

Total stockholders’ equity	191,796	—	(148)	191,648
Noncontrolling interest	—	12,785	—	12,785

Total liabilities and stockholders’ equity	$1,833,718	$20,836	$(1,340)	$1,853,214

	February 1, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$25,635	$13,794	$—	$39,429
Other current assets	228,129	4,970	(1,488)	231,611

Total current assets	253,764	18,764	(1,488)	271,040
Non-current assets	1,564,620	4,444	—	1,569,064

Total assets	$1,818,384	$23,208	$(1,488)	$1,840,104

Current liabilities	$196,631	$7,490	$(1,356)	$202,765
Non-current liabilities	1,387,828	370	(1)	1,388,197

Total liabilities	1,584,459	7,860	(1,357)	1,590,962

Total stockholders’ equity	233,925	—	(131)	233,794
Noncontrolling interest	—	15,348	—	15,348

Total liabilities and stockholders’ equity	$1,818,384	$23,208	$(1,488)	$1,840,104

	August 3, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$20,677	$6,154	$—	$26,831
Other current assets	295,780	6,554	(1,941)	300,393

Total current assets	316,457	12,708	(1,941)	327,224
Non-current assets	1,725,168	3,169	—	1,728,337

Total assets	$2,041,625	$15,877	$(1,941)	$2,055,561

Current liabilities	$189,637	$6,850	$(1,746)	$194,741
Non-current liabilities	1,422,337	229	—	1,422,566

Total liabilities	1,611,974	7,079	(1,746)	1,617,307

Total stockholders’ equity	429,651	—	(195)	429,456
Noncontrolling interest	—	8,798	—	8,798

Total liabilities and stockholders’ equity	$2,041,625	$15,877	$(1,941)	$2,055,561

Condensed Consolidating Statements of Operations

	For the 13 Weeks Ended August 2, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$259,392	$6,246	$(1,335)	$264,303
Cost of goods sold	(166,259)	(2,011)	331	(167,939)
Operating expenses	(102,881)	(5,241)	982	(107,140)

Operating loss	(9,748)	(1,006)	(22)	(10,776)
Other non-operating (expense) income	(20,592)	71	—	(20,521)

Loss before income taxes	(30,340)	(935)	(22)	(31,297)
Income tax expense	(791)	(765)	—	(1,556)

Net loss	(31,131)	(1,700)	(22)	(32,853)
Net loss attributable to noncontrolling interest	—	1,700	—	1,700

Net loss attributable to The Gymboree Corporation	$(31,131)	$—	$(22)	$(31,153)

	For the 13 Weeks Ended August 3, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$287,145	$4,998	$(1,227)	$290,916
Cost of goods sold	(182,693)	(1,341)	204	(183,830)
Operating expenses	(99,131)	(3,930)	1,038	(102,023)

Operating income (loss)	5,321	(273)	15	5,063
Other non-operating (expense) income	(20,540)	23	—	(20,517)

Loss before income taxes	(15,219)	(250)	15	(15,454)
Income tax benefit	5,854	275	—	6,129

Net (loss) income	(9,365)	25	15	(9,325)
Net income attributable to noncontrolling interest	—	(25)	—	(25)

Net loss attributable to The Gymboree Corporation	$(9,365)	$—	$15	$(9,350)

	For the 26 Weeks Ended August 2, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$528,536	$11,650	$(3,873)	$536,313
Cost of goods sold	(328,697)	(3,313)	419	(331,591)
Operating expenses	(201,841)	(11,034)	3,445	(209,430)

Operating loss	(2,002)	(2,697)	(9)	(4,708)
Other non-operating expense	(41,183)	(33)	—	(41,216)

Loss before income taxes	(43,185)	(2,730)	(9)	(45,924)
Income tax expense	(1,390)	(542)	—	(1,932)

Net loss	(44,575)	(3,272)	(9)	(47,856)
Net loss attributable to noncontrolling interest	—	3,272	—	3,272

Net loss attributable to The Gymboree Corporation	$(44,575)	$—	$(9)	$(44,584)

	For the 26 Weeks Ended August 3, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$576,625	$9,632	$(2,558)	$583,699
Cost of goods sold	(353,475)	(2,571)	406	(355,640)
Operating expenses	(200,762)	(7,576)	2,186	(206,152)

Operating income (loss)	22,388	(515)	34	21,907
Other non-operating (expense) income	(41,023)	154	—	(40,869)

Loss before income taxes	(18,635)	(361)	34	(18,962)
Income tax benefit	6,715	74	—	6,789

Net loss	(11,920)	(287)	34	(12,173)
Net loss attributable to noncontrolling interest	—	287	—	287

Net loss attributable to The Gymboree Corporation	$(11,920)	$—	$34	$(11,886)

16. Condensed Guarantor Data

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

Effective during the first quarter of fiscal 2014, our Canadian subsidiary, which is part of the non-guarantor subsidiaries, issued common shares to The Gymboree Corporation valued at $18.5 million. No cash was exchanged since we immediately net settled $15.3 million and $3.2 million of intercompany liabilities payable to The Gymboree Corporation related to business operations and to our Advance Pricing Agreement, respectively. The $18.5 million is a non-cash investing and financing activity for purposes of condensed consolidating statements of cash flows. During the second quarter of fiscal 2014, our Canadian subsidiary repurchased common shares from The Gymboree Corporation valued at $3.2 million.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of August 2, 2014
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,961	$6,670	$16,248	$—	$24,879
Accounts receivable, net of allowance	472	18,770	1,887	—	21,129
Merchandise inventories	—	218,586	5,604	(496)	223,694
Prepaid income taxes	2,348	318	410	—	3,076
Prepaid expenses	2,924	15,410	1,350	—	19,684
Deferred income taxes	—	13,458	520	(5,806)	8,172
Intercompany receivable	—	537,455	—	(537,455)	—

Total current assets	7,705	810,667	26,019	(543,757)	300,634
Property and equipment, net	12,388	173,198	11,081	—	196,667
Goodwill	—	721,844	36,933	—	758,777
Other intangible assets, net	—	557,679	531	—	558,210
Deferred financing costs	29,091	—	—	—	29,091
Other assets	14,780	1,969	9,908	(16,822)	9,835
Investment in subsidiaries	1,878,992	—	—	(1,878,992)	—

Total assets	$1,942,956	$2,265,357	$84,472	$(2,439,571)	$1,853,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,880	$103,240	$518	$—	$112,638
Accrued liabilities	23,526	55,650	7,055	—	86,231
Deferred income taxes	5,690	—	116	(5,806)	—
Line of credit	64,000	—	—	—	64,000
Current obligation under capital lease	—	527	—	—	527
Intercompany payable	531,101	—	6,850	(537,951)	—

Total current liabilities	633,197	159,417	14,539	(543,757)	263,396
Long-term liabilities:
Long-term debt	1,113,893	—	—	—	1,113,893
Long-term obligation under capital lease	—	3,133	—	—	3,133
Lease incentives and other liabilities	4,218	49,541	5,380	—	59,139
Deferred income taxes	—	226,042	—	(16,822)	209,220

Total liabilities	1,751,308	438,133	19,919	(560,579)	1,648,781
Total stockholders’ equity	191,648	1,827,224	51,768	(1,878,992)	191,648
Noncontrolling interest	—	—	12,785	—	12,785

Total liabilities and stockholders’ equity	$1,942,956	$2,265,357	$84,472	$(2,439,571)	$1,853,214

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of August 3, 2013
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,774	$5,757	$12,300	$—	$26,831
Accounts receivable, net of allowance	406	24,267	2,243	—	26,916
Merchandise inventories	—	208,703	6,273	5	214,981
Prepaid income taxes	2,347	471	1,219	—	4,037
Prepaid expenses	2,994	13,572	1,515	—	18,081
Deferred income taxes	19,277	16,284	817	—	36,378
Intercompany receivable	—	490,096	—	(490,096)	—

Total current assets	33,798	759,150	24,367	(490,091)	327,224
Property and equipment, net	13,895	182,859	9,706	—	206,460
Goodwill	—	859,165	39,818	—	898,983
Other intangible assets, net	—	577,282	500	—	577,782
Deferred financing costs	36,819	—	—	—	36,819
Other assets	17,946	2,047	5,732	(17,432)	8,293
Investment in subsidiaries	1,987,315	—	—	(1,987,315)	—

Total assets	$2,089,773	$2,380,503	$80,123	$(2,494,838)	$2,055,561

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,563	$91,335	$896	$—	$100,794
Accrued liabilities	29,870	57,936	6,141	—	93,947
Intercompany payable	478,737	—	11,354	(490,091)	—

Total current liabilities	517,170	149,271	18,391	(490,091)	194,741
Long-term liabilities:
Long-term debt	1,138,595	—	—	—	1,138,595
Lease incentives and other liabilities	4,552	43,812	6,059	—	54,423
Deferred income taxes	—	246,980	—	(17,432)	229,548

Total liabilities	1,660,317	440,063	24,450	(507,523)	1,617,307
Total stockholders’ equity	429,456	1,940,440	46,875	(1,987,315)	429,456
Noncontrolling interest	—	—	8,798	—	8,798

Total liabilities and stockholders’ equity	$2,089,773	$2,380,503	$80,123	$(2,494,838)	$2,055,561

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED AUGUST 2, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$351	$246,064	$12,961	$(6,000)	$253,376
Gymboree Play & Music	—	2,657	4,662	—	7,319
Retail Franchise	—	3,608	—	—	3,608
Intercompany revenue	14,136	1,571	—	(15,707)	—

Total net sales	14,487	253,900	17,623	(21,707)	264,303
Cost of goods sold, including buying and occupancy expenses	(1,650)	(162,176)	(10,419)	6,306	(167,939)

Gross profit	12,837	91,724	7,204	(15,401)	96,364
Selling, general and administrative expenses	(14,650)	(98,560)	(9,306)	15,376	(107,140)

Operating loss	(1,813)	(6,836)	(2,102)	(25)	(10,776)
Interest income	—	3	65	—	68
Interest expense	(20,370)	(85)	—	—	(20,455)
Other income (expense), net	(138)	—	4	—	(134)

Loss before income taxes	(22,321)	(6,918)	(2,033)	(25)	(31,297)
Income tax benefit (expense)	811	(1,353)	(1,014)	—	(1,556)
Equity in earnings of affiliates, net of tax	(9,643)	—	—	9,643	—

Net loss	(31,153)	(8,271)	(3,047)	9,618	(32,853)
Net loss attributable to noncontrolling interest	—	—	1,700	—	1,700

Net loss attributable to The Gymboree Corporation	$(31,153)	$(8,271)	$(1,347)	$9,618	$(31,153)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$471	$270,242	$15,401	$(7,170)	$278,944
Gymboree Play & Music	—	2,557	3,703	—	6,260
Retail Franchise	—	5,712	—	—	5,712
Intercompany revenue	14,937	1,448	—	(16,385)	—

Total net sales	15,408	279,959	19,104	(23,555)	290,916
Cost of goods sold, including buying and occupancy expenses	(1,434)	(178,427)	(10,535)	6,566	(183,830)

Gross profit	13,974	101,532	8,569	(16,989)	107,086
Selling, general and administrative expenses	(16,002)	(94,098)	(8,897)	16,974	(102,023)

Operating (loss) income	(2,028)	7,434	(328)	(15)	5,063
Interest income	27	12	23	(1)	61
Interest expense	(20,467)	—	(1)	1	(20,467)
Other income (expense), net	(119)	(1)	9	—	(111)

(Loss) income before income taxes	(22,587)	7,445	(297)	(15)	(15,454)
Income tax benefit (expense)	12,680	(6,785)	234	—	6,129
Equity in earnings of affiliates, net of tax	557	—	—	(557)	—

Net (loss) income	(9,350)	660	(63)	(572)	(9,325)
Net income attributable to noncontrolling interest	—	—	(25)	—	(25)

Net (loss) income attributable to The Gymboree Corporation	$(9,350)	$660	$(88)	$(572)	$(9,350)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED AUGUST 2, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$631	$498,661	$23,904	$(10,696)	$512,500
Gymboree Play & Music	—	5,281	8,870	—	14,151
Retail Franchise	—	9,662	—	—	9,662
Intercompany revenue	28,383	4,382	—	(32,765)	—

Total net sales	29,014	517,986	32,774	(43,461)	536,313
Cost of goods sold, including buying and occupancy expenses	(2,902)	(320,832)	(18,925)	11,068	(331,591)

Gross profit	26,112	197,154	13,849	(32,393)	204,722
Selling, general and administrative expenses	(30,047)	(192,653)	(19,111)	32,381	(209,430)

Operating (loss) income	(3,935)	4,501	(5,262)	(12)	(4,708)
Interest income	1	47	108	(41)	115
Interest expense	(40,656)	(173)	(41)	41	(40,829)
Other income (expense), net	(432)	—	(70)	—	(502)

(Loss) income before income taxes	(45,022)	4,375	(5,265)	(12)	(45,924)
Income tax benefit (expense)	7,371	(8,266)	(1,037)	—	(1,932)
Equity in earnings of affiliates, net of tax	(6,933)	—	—	6,933	—

Net loss	(44,584)	(3,891)	(6,302)	6,921	(47,856)
Net loss attributable to noncontrolling interest	—	—	3,272	—	3,272

Net loss attributable to The Gymboree Corporation	$(44,584)	$(3,891)	$(3,030)	$6,921	$(44,584)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$922	$544,023	$28,365	$(13,489)	$559,821
Gymboree Play & Music	—	5,324	7,264	—	12,588
Retail Franchise	—	11,290	—	—	11,290
Intercompany revenue	33,017	3,102	—	(36,119)	—

Total net sales	33,939	563,739	35,629	(49,608)	583,699
Cost of goods sold, including buying and occupancy expenses	(2,954)	(345,164)	(19,452)	11,930	(355,640)

Gross profit	30,985	218,575	16,177	(37,678)	228,059
Selling, general and administrative expenses	(34,978)	(191,748)	(17,060)	37,634	(206,152)

Operating (loss) income	(3,993)	26,827	(883)	(44)	21,907
Interest income	33	23	47	(1)	102
Interest expense	(40,869)	—	(1)	1	(40,869)
Other income (expense), net	(224)	(1)	123	—	(102)

(Loss) income before income taxes	(45,053)	26,849	(714)	(44)	(18,962)
Income tax benefit (expense)	22,078	(14,841)	(448)	—	6,789
Equity in earnings of affiliates, net of tax	11,089	—	—	(11,089)	—

Net (loss) income	(11,886)	12,008	(1,162)	(11,133)	(12,173)
Net loss attributable to noncontrolling interest	—	—	287	—	287

Net (loss) income attributable to The Gymboree Corporation	$(11,886)	$12,008	$(875)	$(11,133)	$(11,886)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED AUGUST 2, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(31,153)	$(8,271)	$(3,047)	$9,618	$(32,853)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	77	—	249	(79)	247
Unrealized net loss on cash flow hedges, net of tax benefit of $0	(8)	—	(87)	87	(8)

Total other comprehensive income, net of tax	69	—	162	8	239

Comprehensive loss	(31,084)	(8,271)	(2,885)	9,626	(32,614)
Comprehensive loss attributable to noncontrolling interest	—	—	1,530	—	1,530

Comprehensive loss attributable to The Gymboree Corporation	$(31,084)	$(8,271)	$(1,355)	$9,626	$(31,084)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations Consolidated
Net (loss) income	$(9,350)	$660	$(63)	$(572)	$(9,325)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(420)	—	(406)	424	(402)
Unrealized net gain on cash flow hedges, net of tax benefit of $435	1,615	—	345	(345)	1,615

Total other comprehensive income (loss), net of tax	1,195	—	(61)	79	1,213

Comprehensive (loss) income	(8,155)	660	(124)	(493)	(8,112)
Comprehensive income attributable to noncontrolling interest	—	—	(43)	—	(43)

Comprehensive (loss) income attributable to The Gymboree Corporation	$(8,155)	$660	$(167)	$(493)	$(8,155)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED AUGUST 2, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(44,584)	$(3,891)	$(6,302)	$6,921	$(47,856)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	155	—	(120)	(185)	(150)
Unrealized net income (loss) on cash flow hedges,net of tax benefit of $0	14	—	(361)	361	14

Total other comprehensive income (loss), net of tax	169	—	(481)	176	(136)

Comprehensive loss	(44,415)	(3,891)	(6,783)	7,097	(47,992)
Comprehensive loss attributable to noncontrolling interest	—	—	3,577	—	3,577

Comprehensive loss attributable to The Gymboree Corporation	$(44,415)	$(3,891)	$(3,206)	$7,097	$(44,415)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(11,886)	$12,008	$(1,162)	$(11,133)	$(12,173)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(480)	—	(445)	502	(423)
Unrealized net gain on cash flow hedges,net of tax benefit of $500	1,506	—	408	(408)	1,506

Total other comprehensive income (loss),net of tax	1,026	—	(37)	94	1,083

Comprehensive (loss) income	(10,860)	12,008	(1,199)	(11,039)	(11,090)
Comprehensive loss attributable to noncontrolling interest	—	—	230	—	230

Comprehensive (loss) income attributable to The Gymboree Corporation	$(10,860)	$12,008	$(969)	$(11,039)	$(10,860)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED AUGUST 2, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(61,495)	$4,446	$(5,400)	$—	$(62,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,203)	(12,362)	(2,958)	—	(16,523)
Proceeds from sale of shares	3,207	—	—	(3,207)	—
Intercompany transfers	—	10,193	—	(10,193)	—
Other	—	(20)	(46)	—	(66)

Net cash provided by (used in) investing activities	2,004	(2,189)	(3,004)	(13,400)	(16,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(18,027)	—	7,834	10,193	—
Proceeds from ABL facility	218,000	—	—	—	218,000
Payments on ABL facility	(154,000)	—	—	—	(154,000)
Payments on capital lease	—	(246)	—	—	(246)
Repurchase of shares	—	—	(3,207)	3,207	—
Capital contribution received by noncontrolling interest	—	—	992	—	992

Net cash provided by (used in) financing activities	45,973	(246)	5,619	13,400	64,746

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(258)	—	(258)

Net (decrease) increase in cash and cash equivalents	(13,518)	2,011	(3,043)	—	(14,550)
CASH AND CASH EQUIVALENTS:
Beginning of Period	15,479	4,659	19,291	—	39,429

End of Period	$1,961	$6,670	$16,248	$—	$24,879

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED AUGUST 3, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(47,077)	$61,010	$(3,343)	$—	$10,590

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,048)	(20,449)	(1,731)	—	(23,228)
Intercompany transfers	—	(37,944)	—	37,944	—
Other	—	11	(173)	—	(162)

Net cash used in investing activities	(1,048)	(58,382)	(1,904)	37,944	(23,390)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	38,669	—	(725)	(37,944)	—
Dividend payment to Parent	(201)	—	—	—	(201)
Capital contribution received by noncontrolling interest	—	—	6,506	—	6,506

Net cash provided by financing activities	38,468	—	5,781	(37,944)	6,305

Effect of exchange rate fluctuations on cash and cash equivalents	—	1	(3)	—	(2)

Net (decrease) increase in cash and cash equivalents	(9,657)	2,629	531	—	(6,497)
CASH AND CASH EQUIVALENTS:
Beginning of Period	18,431	3,128	11,769	—	33,328

End of Period	$8,774	$5,757	$12,300	$—	$26,831

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

Subsequent to the issuance of the second quarter of fiscal 2013 condensed consolidated financial statements, management determined that within the condensed consolidating statements of cash flows, the intercompany transfers of the guarantor subsidiaries previously presented as financing activities should be classified as investing activities. The classification of these intercompany transfers has been corrected in the above condensed consolidating statements of cash flows for the 26 weeks ended August 3, 2013 to be presented within investing activities. This correction has no impact on the condensed consolidated statement of cash flows for the 26 weeks ended August 3, 2013. The effect is summarized as follows:

	26 Weeks Ended August 3, 2013
	Guarantor Subsidiaries (As Previously Reported)	Guarantor Subsidiaries (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany transfers	$—	$(37,944)	$—	$37,944
Net cash used in investing activities	$(20,438)	$(58,382)	$—	$37,944
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	$(37,944)	$—	$—	$(37,944)
Net cash (used in) provided by financing activities	$(37,944)	$—	$—	$(37,944)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of August 2, 2014 and August 3, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and twenty-six week periods then ended, and of cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

September 15, 2014

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or similar expressions that concern our strategy, plans or intentions. All statements we make relating to: future sales, costs and expenses and gross profit percentages; the continuation of historical trends; planned store openings and closings, including franchise partner store openings; estimated capital expenditures for fiscal 2014; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we had expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

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

Overview

As of August 2, 2014, we operated a total of 1,344 retail stores, as follows: 625 Gymboree® stores (including 572 in the United States, 46 in Canada, 1 in Puerto Rico and 6 in Australia), 171 Gymboree Outlet stores (169 in the United States and 2 in Puerto Rico), 148 Janie and Jack® shops, and 400 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 699 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries. In addition, as of August 2, 2014, third-party overseas franchisees operated 73 Gymboree stores in the Middle East, South Korea, Latin America and China, including 18 Gymboree retail stores operated by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”). Gymboree China and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) are collectively referred to as the “VIEs.” Gymboree Tianjin provides various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China. Third-party overseas franchisees also operated 3 Crazy 8 stores and 1 Janie and Jack store in the Middle East as of August 2, 2014.

During the second quarter of fiscal 2014, we opened 11 new stores and closed 4 stores. In fiscal 2014, we plan to continue to execute on our vision to reach every mom in America and moms around the world with our multi-tiered portfolio of brands. As part of our strategy, we plan to open approximately 50 new stores in fiscal 2014, distributed fairly evenly across the brands, and close approximately 30 to 40 stores. We expect our international franchise partners to open approximately 15 to 20 franchise stores in fiscal 2014.

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

Results of Operations

13 weeks ended August 2, 2014, compared to 13 weeks ended August 3, 2013

Net Sales

Net retail sales for the second quarter of fiscal 2014 decreased to $253.4 million from $278.9 million in the same period last year, a decrease of $25.6 million, or 9.2%, primarily due to lower comparable store sales. Comparable store sales (including online sales) decreased by 10% in the second quarter of fiscal 2014 compared to the same period in the prior year. Comparable store sales (excluding online sales) decreased by 12% in the second quarter of fiscal 2014 compared to the same period in the prior year. Total net stores increased from 1,302 as of August 3, 2013, to 1,344 as of August 2, 2014. Total square footage increased from approximately 2.7 million square feet to approximately 2.8 million square feet from the second quarter of fiscal 2013 to the second quarter of fiscal 2014.

Gymboree Play & Music net sales for the second quarter of fiscal 2014 increased to $7.3 million from $6.3 million in the same period last year, an increase of $1.1 million or 16.9%. As of the second quarter of fiscal 2014, our VIE operated 4 Company owned Play & Music centers compared to 1 in the same period last year.

Retail Franchise net sales for the second quarter of fiscal 2014 decreased to $3.6 million from $5.7 million in the same period last year, a decrease of $2.1 million or 36.8% primarily due to lower franchise sales in the Middle East region. As of the second quarter of fiscal 2014, our third-party overseas franchisees operated a total of 77 stores compared to 62 stores as of the end of the same period last year.

Gross Profit

Gross profit for the second quarter of fiscal 2014 decreased to $96.4 million from $107.1 million in the same period last year. As a percentage of net sales, gross profit for the second quarter of fiscal 2014 decreased 0.3 percentage points to 36.5% from 36.8% in the same period last year. The decrease in gross profit as a percentage of net sales was due to deleveraging of buying and occupancy expenses associated with negative comparable store sales in the quarter, partially offset by higher average unit retail prices. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold (“COGS”), our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $9.6 million and $7.5 million in the second quarter of fiscal 2014 and 2013, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A increased to $107.1 million for the second quarter of fiscal 2014 compared to $102.0 million in the same period last year. As a percentage of net sales, SG&A expenses increased 5.4 percentage points to 40.5% for the second quarter of fiscal 2014 from 35.1% in the same period last year primarily due to a deleveraging of expenses on lower comparable store sales and investments in corporate infrastructure.

Income Taxes

The effective tax rate for the second quarter of fiscal 2014 and 2013 was -5.0% (expense) and 39.7% (benefit), respectively. The change in effective tax rates was due to differences in forecasted earnings between years and from recording a valuation allowance against net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of August 2, 2014, February 1, 2014 and August 3, 2013, our valuation allowance against deferred tax assets was $48.6 million, $31.9 million and $6.8 million, respectively. The valuation allowance as of August 2, 2014 represents a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIE’s. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

26 weeks ended August 2, 2014, compared to 26 weeks ended August 3, 2013

Net Sales

Net retail sales for the 26 weeks ended August 2, 2014 decreased to $512.5 million from $559.8 million in the same period last year, a decrease of $47.3 million, or 8.5%, primarily due to lower comparable store sales. Comparable store sales (including online sales) decreased by 10% in the 26 weeks ended August 2, 2014 compared to the same period in the prior year. Comparable store sales (excluding online sales) decreased by 12% in the 26 weeks ended August 2, 2014 compared to the same period in the prior year. Total net stores increased from 1,302 as of August 3, 2013, to 1,344 as of August 2, 2014. Total square footage increased from approximately 2.7 million square feet to approximately 2.8 million square feet from the second quarter of fiscal 2013 to the second quarter of fiscal 2014.

Gymboree Play & Music net sales for the 26 weeks ended August 2, 2014 increased to $14.2 million from $12.6 million in the same period last year, an increase of $1.6 million or 12.4%. As of August 2, 2014, our VIE operated 4 Company owned Play & Music centers compared to 1 in the same period last year.

Retail Franchise net sales for the 26 weeks ended August 2, 2014 decreased to $9.7 million from $11.3 million in the same period last year, a decrease of $1.6 million or 14.4% primarily due to lower franchise sales in the Middle East region. As of August 2, 2014, our third-party overseas franchisees operated a total of 77 stores compared to 62 stores as of the end of the same period last year.

Gross Profit

Gross profit for the 26 weeks ended August 2, 2014 decreased to $204.7 million from $228.1 million in the same period last year. As a percentage of net sales, gross profit for the 26 weeks ended August 2, 2014 decreased 0.9 percentage points to 38.2% from 39.1% in the same period last year. The decrease in gross profit as a percentage of net sales was due to deleveraging of buying and occupancy expenses associated with negative comparable store sales in the 26 weeks ended August 2, 2014. As we record certain distribution costs as a component of SG&A and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $19.6 million and $15.0 million for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A increased to $209.4 million for the 26 weeks ended August 2, 2014 compared to $206.2 million in the same period last year. As a percentage of net sales, SG&A expenses increased 3.7 percentage points to 39.0% for the 26 weeks ended August 2, 2014 from 35.3% in the same period last year primarily due to a deleveraging of expenses on lower comparable store sales, partially offset by lower amortization expense of acquisition-related intangibles.

Income Taxes

The effective tax rate for the 26 weeks ended August 2, 2014 and August 3, 2013 was -4.2% (expense) and 35.8% (benefit), respectively. The change in effective tax rates was due to differences in forecasted earnings between years and from recording a valuation allowance against net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of August 2, 2014, February 1, 2014 and August 3, 2013, our valuation allowance against deferred tax assets was $48.6 million, $31.9 million and $6.8 million, respectively. The valuation allowance as of August 2, 2014 represents a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIE’s. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $24.9 million, $39.4 million and $26.8 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively. Cash and cash equivalents held by the VIEs of which we are the primary beneficiary, and the results of which have been consolidated into our condensed financial statements were $10.7 million, $13.8 million and $6.2 million as of August 2, 2014, February 1, 2014 and August 3, 2013, respectively (see Note 15 to the condensed financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of August 2, 2014, February 1, 2014 and August 3, 2013 totaled $37.2 million, $68.3 million and $132.5 million, respectively.

Cash flows (used in) provided by operating activities

Net cash used in operating activities for the 26 weeks ended August 2, 2014 was $62.4 million compared to net cash provided by operating activities of $10.6 million in the same period last year. The change in cash (used in) provided by operating activities is primarily due to an increase in merchandise inventory purchases of $31.8 million and a higher net loss.

Cash flows used in investing activities

Net cash used in investing activities for the 26 weeks ended August 2, 2014 was $16.6 million compared to $23.4 million in the same period last year. Capital expenditures were $16.5 million compared to $23.2 million in the same period last year primarily due to a decrease in the opening of new stores.

We estimate capital expenditures for fiscal 2014 will be approximately $35 to $40 million. We expect the capital expenditures to be used to open new stores, as well as to continue investment in our systems infrastructure.

Cash flows provided by financing activities

Net cash provided by financing activities for the 26 weeks ended August 2, 2014 was $64.7 million compared to $6.3 million in the same period last year. The increase in net cash provided by financing activities for the 26 weeks ended August 2, 2014 is primarily due to $64.0 million in net borrowings from ABL Facility used for working capital. The Company anticipates utilizing its ABL Facility throughout the course of the year to support seasonal working capital needs.

Our senior credit facilities are comprised of an $820 million Term Loan and a $225 million ABL Facility (collectively, the “Senior Credit Facilities”). As of August 2, 2014, $769.1 million was outstanding under the Term Loan and $64.0 million was outstanding under the ABL. Amounts available under the ABL are subject to customary borrowing base limitations, and are reduced by letter of credit utilization totaling $25.3 million as of August 2, 2014. Undrawn availability under the ABL, after being reduced by letter of credit utilization and outstanding borrowings, was $95.5 million as of August 2, 2014. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan (see Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report), subject to the satisfaction of certain conditions. No incremental facilities are currently in effect or expected to be in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains financial covenants. As of the August 2, 2014, we were in compliance with these covenants. Average borrowings for the 26 weeks ended August 2, 2014 under the ABL amounted to $19.1 million.

The Term Loan requires us to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2013 operating results and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2014. We were not required to make any excess cash flow payments on the Term Loan during fiscal 2013. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

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

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a capital investment, our existing cash and cash equivalents and net cash from operating activities may be insufficient. In addition we cannot assure you our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations” in our Fiscal 2013 Annual Report. We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.

Critical Accounting Policies, Estimates and Judgments

As of August 2, 2014, we had goodwill of $758.8 million allocated to our reporting units. Goodwill is tested for impairment in the fourth quarter of each fiscal year or whenever events or changes in circumstances indicate its carrying value may not be fully recoverable, by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

Operating income has declined $26.6 million to an operating loss of $4.7 million during the first six months of fiscal 2014 compared to the same period last year. Due to recent trends impacting our retail stores segment, we qualitatively assessed the valuation of our retail segment reporting units. This qualitative assessment resulted in a determination that it was more likely than not the fair value of these reporting units exceeded their carrying amount at August 2, 2014. If these trends continue through the remainder of the year or our forecast of future operating performance declines, there is the potential for goodwill and indefinite-lived intangible asset impairment related to our Crazy 8, Gymboree Retail and Gymboree Outlet reporting units.

In addition, other significant adverse changes to our business environment or future cash flows could cause us to record impairment charges in future periods, which could be material. Our annual goodwill impairment and indefinite-lived intangible asset tests are performed at the end of our tenth fiscal period (fiscal November), and as described above we monitor whether interim goodwill and indefinite-lived intangible assets tests are necessary.

There have been no other material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2014.

Non-GAAP Measures

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

In the table below, we present Adjusted EBITDA (which is defined as net income (loss) attributable to The Gymboree Corporation before interest expense, interest income, income tax expense/benefit, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this quarterly report because we consider it an important supplemental measure of performance used by management and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net loss attributable to The Gymboree Corporation	$(31,153)	$(9,350)	$(44,584)	$(11,886)
Reconciling items (a):
Interest expense	20,455	20,467	40,829	40,869
Interest income	(14)	(47)	(66)	(73)
Income tax expense (benefit)	791	(5,854)	1,390	(6,715)
Depreciation and amortization (b)	11,018	10,662	21,804	23,282
Non-cash share-based compensation expense	993	1,477	2,269	2,974
Loss on disposal/impairment on assets	3,525	1,571	3,855	1,871
Acquisition-related adjustments (c)	2,963	3,899	5,907	7,992
Other (d)	983	1,974	188	2,463

Adjusted EBITDA	$9,561	$24,799	$31,592	$60,777

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.
(b) Includes the following:

Amortization of intangible assets (impacts SG&A)	$383	$384	$767	$2,642
Amortization of below and above market leases (impacts COGS)	(240)	(376)	(487)	(762)

	$143	$8	$280	$1,880

(c) Includes the following:

Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$2,063	$2,226	$4,131	$4,458
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	900	975	1,776	2,095
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	—	698	—	1,439

	$2,963	$3,899	$5,907	$7,992

(d) Other is comprised of a non-recurring change in reserves, restructuring charges, and executive-related hiring expenses.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars (“U.S. dollars”) of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and U.S. dollars. The term of the forward exchange contracts is generally less than one year. Our U.S. entity also enters into forward foreign exchange contracts with respect to short-term intercompany balances between our Canadian, Australian and U.S. entities. The purpose of these contracts is to protect us from fluctuations in the exchange rate for Canadian, Australian and U.S. dollars upon the settlement of such balances.

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
August 2, 2014	$7,994	$3	$0.91
February 1, 2014	$15,368	$348	$0.90
August 3, 2013	$7,440	$223	$0.97

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of August 2, 2014, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of August 2, 2014, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Notes 6 and 7 to the condensed consolidated financial statements included elsewhere in this quarterly report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of August 2, 2014, February 1, 2014, and August 3, 2013, accumulated other comprehensive loss included approximately $9.5 million, $9.5 million and $10.1 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Principal Executive Officer and Principal Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the second quarter of the Company’s fiscal 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.1	Letter Agreement, effective July 24, 2014, among The Gymboree Corporation and Lynda Gustafson.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lynda Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda Gustafson Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION
(Registrant)

September 15, 2014	By:	/s/ Mark Breitbard
Date		Mark Breitbard
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

10.1	Letter Agreement, effective July 24, 2014, among The Gymboree Corporation and Lynda Gustafson.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Lynda Gustafson Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Lynda Gustafson Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 2, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.