Form 10-Q
period 2014-11-01
GYMBOREE CORP
filed 2014-12-15
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended November 1, 2014

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

As of December 15, 2014, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

Part I—FINANCIAL INFORMATION

Item 1. Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	November 1, 2014	February 1, 2014	November 2, 2013
ASSETS
Current assets:
Cash and cash equivalents	$20,828	$39,429	$19,079
Accounts receivable, net of allowance of $2,174, $1,370 and $649	23,377	21,882	32,485
Merchandise inventories	259,266	175,495	222,414
Prepaid income taxes	2,715	1,979	1,815
Prepaid expenses	21,090	18,801	19,986
Deferred income taxes	9,182	13,454	11,721

Total current assets	336,458	271,040	307,500

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	200,948	195,556	199,308
Furniture, fixtures and equipment	122,427	117,131	108,650

	345,803	335,115	330,386
Less accumulated depreciation and amortization	(154,628)	(128,807)	(121,119)

Net property and equipment	191,175	206,308	209,267
Goodwill	375,345	758,777	898,983
Other intangible assets, net	344,829	559,824	576,744
Deferred financing costs	27,338	32,455	34,067
Other assets	8,866	11,700	12,604

Total assets	$1,284,011	$1,840,104	$2,039,165

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$146,066	$101,959	$87,323
Accrued liabilities	108,334	100,303	113,472
Line of credit	42,000	—	24,000
Current obligation under capital lease	539	503	492

Total current liabilities	296,939	202,765	225,287

Long-term liabilities:
Long-term debt	1,113,970	1,113,742	1,113,668
Long-term obligation under capital lease	2,993	3,402	3,532
Lease incentives and other liabilities	54,129	50,432	49,772
Unrecognized tax benefits	6,186	6,157	12,416
Deferred income taxes	131,137	214,464	217,908

Total liabilities	1,605,354	1,590,962	1,622,583

Commitments and contingencies

Stockholders’ (deficit) equity
Common stock, including additional paid-in capital ($.001 par value: 1,000 shares authorized, issued and outstanding)	521,237	517,932	516,629
Accumulated deficit	(845,917)	(279,258)	(112,102)
Accumulated other comprehensive loss	(9,255)	(4,880)	(5,795)

Total stockholders’ (deficit) equity	(333,935)	233,794	398,732
Noncontrolling interest	12,592	15,348	17,850

Total (deficit) equity	(321,343)	249,142	416,582

Total liabilities and stockholders’ (deficit) equity	$1,284,011	$1,840,104	$2,039,165

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales:
Retail	$304,265	$297,352	$816,765	$857,173
Gymboree Play & Music	7,744	6,821	21,895	19,409
Retail Franchise	4,810	5,665	14,472	16,955

Total net sales	316,819	309,838	853,132	893,537
Cost of goods sold, including buying and occupancy expenses	(190,898)	(186,370)	(522,489)	(542,010)

Gross profit	125,921	123,468	330,643	351,527
Selling, general and administrative expenses	(113,679)	(111,199)	(323,109)	(317,351)
Goodwill and intangible asset impairment	(591,396)	—	(591,396)	—

Operating (loss) income	(579,154)	12,269	(583,862)	34,176
Interest income	42	41	157	143
Interest expense	(20,768)	(20,483)	(61,597)	(61,352)
Loss on extinguishment of debt	—	(834)	—	(834)
Other (expense) income, net	(19)	853	(521)	751

Loss before income taxes	(599,899)	(8,154)	(645,823)	(27,116)
Income tax benefit (expense)	77,505	(16,244)	75,573	(9,455)

Net loss	(522,394)	(24,398)	(570,250)	(36,571)
Net loss attributable to noncontrolling interest	319	413	3,591	700

Net loss attributable to The Gymboree Corporation	$(522,075)	$(23,985)	$(566,659)	$(35,871)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss	$(522,394)	$(24,398)	$(570,250)	$(36,571)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(4,940)	8	(5,090)	(415)
Unrealized net gain (loss) on cash flow hedges, net of tax expense of $127, $501, $127, and $0	522	(871)	536	635

Total other comprehensive (loss) income	(4,418)	(863)	(4,554)	220

Comprehensive loss	(526,812)	(25,261)	(574,804)	(36,351)
Comprehensive loss attributable to noncontrolling interest	193	369	3,770	599

Comprehensive loss attributable to The Gymboree Corporation	$(526,619)	$(24,892)	$(571,034)	$(35,752)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	November 1, 2014	November 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(570,250)	$(36,571)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	—	834
Goodwill and intangible asset impairment	591,396	—
Depreciation and amortization	33,469	34,825
Amortization of deferred financing costs and accretion of original issue discount	5,345	5,112
Interest rate cap contracts - adjustment to market	1,441	742
Loss on disposal/impairment of assets	6,089	5,662
Deferred income taxes	(79,214)	2,969
Share-based compensation expense	3,389	4,417
Other	(106)	40
Change in assets and liabilities:
Accounts receivable	(1,507)	4,382
Merchandise inventories	(84,093)	(24,264)
Prepaid income taxes	(744)	1,223
Prepaid expenses and other assets	630	(5,144)
Accounts payable	44,115	(2,807)
Accrued liabilities	8,237	17,344
Lease incentives and other liabilities	5,304	14,522

Net cash (used in) provided by operating activities	(36,499)	23,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(24,372)	(35,213)
Other	(45)	(235)

Net cash used in investing activities	(24,417)	(35,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	300,000	79,000
Payments on ABL facility	(258,000)	(55,000)
Repurchase of notes	—	(24,760)
Payments on capital lease	(373)	(78)
Dividend payment to Parent	(84)	(7,475)
Capital contribution received by noncontrolling interest	992	6,506

Net cash provided by (used in) financing activities	42,535	(1,807)

Effect of exchange rate fluctuations on cash and cash equivalents	(220)	(280)

Net decrease in cash and cash equivalents	(18,601)	(14,249)
CASH AND CASH EQUIVALENTS:
Beginning of period	39,429	33,328

End of period	$20,828	$19,079

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$3,677	$1,591
Cash paid for interest	$46,862	$47,948

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

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks (“third quarter of fiscal 2014”) and 39 weeks ended November 1, 2014 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 31, 2015 (“fiscal 2014”) or any future period.

2. Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standards update (“ASU”) No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on principles and definitions to reduce diversity in the timing and content of disclosures when evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern. This ASU is effective in the annual period ending after December 15, 2016, with early application permitted. We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets). We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

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

3. Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of November 1, 2014, February 1, 2014 and November 2, 2013 was as follows (in thousands):

	Retail Stores Segment	Gymboree Play & Music Segment	International Retail Franchise Segment	Total
Balance as of November 1, 2014
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(4,636)			(4,636)

	$335,320	$16,389	$23,636	$375,345

Balance as of February 1, 2014
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(168,489)	—	—	(168,489)

	$718,752	$16,389	$23,636	$758,777

Balance as of November 2, 2013
Goodwill	$887,241	$16,406	$23,636	$927,283
Accumulated impairment losses	(28,300)	—	—	(28,300)

	$858,941	$16,406	$23,636	$898,983

Goodwill impairment charges were as follows (in thousands):

	Retail Stores Segment	Gymboree Play & Music Segment	International Retail Franchise Segment	Total
13 and 39 weeks ended November 1, 2014	$(378,796)	$—	$—	$(378,796)
52 weeks ended February 1, 2014	$(140,189)	$—	$—	$(140,189)
13 and 39 weeks ended November 2, 2013	$—	$—	$—	$—

Goodwill Impairment

Goodwill is allocated to our reporting units, which are the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We evaluate goodwill for impairment on an annual basis at the end of our tenth fiscal period (fiscal November) each year and at an interim date if indicators of impairment exist.

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we considered this to be a triggering event and performed the first step of the two-step goodwill impairment test during the quarter ended November 1, 2014. We determined that the fair value of the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, components of our retail stores reporting segment, were below their carrying values. We performed step two of the goodwill impairment test to measure the goodwill impairment loss specific to these three reporting units. Under step two, the fair values of all Gymboree Retail, Gymboree Outlet and Crazy 8 reporting unit tangible and intangible assets and liabilities were estimated for the purpose of deriving an estimate of the implied fair value of goodwill for each reporting unit. The implied fair value of each reporting unit’s goodwill was then compared to its carrying value to determine the amount of goodwill impairment.

The goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors and reporting unit specific developments. We primarily used an income approach to value these reporting units. The discount rates used in the income approach ranged from 13.0% to 15.5%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on analysis of multiples for comparable public companies. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

During the third quarter of 2014, we concluded that there was goodwill impairment in the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units of $252.3 million, $67.2 million and $59.3 million, respectively. The impairment charge is subject to finalization of fair values, which we will complete in the fourth quarter of fiscal 2014. We believe that the preliminary estimate of impairment is reasonable and represents our best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the analysis is finalized.

During the 13 and 39 week periods ended November 2, 2013, we did not identify impairment indicators for goodwill or other indefinite-lived intangible assets.

In fiscal 2013, due to weak results, particularly in the fourth quarter, we concluded that there was goodwill impairment in the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units. We recorded an estimate of impairment for goodwill of $140.2 million in the fourth quarter of fiscal 2013. The impairment charges were subject to finalization of fair values, which we completed during the first quarter of fiscal 2014, with no change to the previously recorded estimate.

Intangible Assets and Liabilities

Indefinite-lived intangible assets Impairment

We test indefinite-lived intangible assets for impairment as of our annual test date, which is the end of our tenth fiscal period each year (fiscal November), and more frequently if indicators of potential impairment exist and indicate it is more likely than not that the carrying value of the assets may not be recoverable.

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues and margins in the reporting units of our retail stores segment. We considered this to be a triggering event and tested our indefinite-lived intangible assets for impairment during the quarter ended November 1, 2014. As a result, we recorded a $212.6 million impairment charge in the third quarter of fiscal 2014 related to trade names of our retail stores segment, which is included as a component of goodwill and intangible asset impairment. The impairment charge is subject to finalization of fair values, which we will complete in the fourth quarter of fiscal 2014.

We did not identify impairment indicators for indefinite-lived intangible assets during the 13 and 39 weeks ended November 2, 2013.

Intangible assets and liabilities consist of the following (in thousands):

	November 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494	$—	$(229,600)	$337,894

Intangible Assets Subject to Amortization:
Customer relationships	37,551	(37,248)	—	303
Below market leases	7,055	(4,995)	—	2,060
Co-branded credit card agreement	4,000	(2,419)	—	1,581
Franchise agreements and reacquired franchise rights	6,632	(3,641)	—	2,991

	55,238	(48,303)	—	6,935

Total other intangible assets	$622,732	$(48,303)	$(229,600)	$344,829

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$11,517	$—	$(5,114)

	February 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494	$—	$(17,000)	$550,494

Intangible Assets Subject to Amortization:
Customer relationships	37,551	(36,803)	—	748
Below market leases	7,055	(4,195)	—	2,860
Co-branded credit card agreement	4,000	(1,958)	—	2,042
Franchise agreements and reacquired franchise rights	6,632	(2,952)	—	3,680

	55,238	(45,908)	—	9,330

Total other intangible assets	$622,732	$(45,908)	$(17,000)	$559,824

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$9,999	$—	$(6,632)

	November 2, 2013
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494	$—	$—	$567,494

Intangible Assets Subject to Amortization:
Customer relationships	36,400	(36,400)	—	—
Below market leases	7,055	(3,908)	—	3,147
Co-branded credit card agreement	4,000	(1,804)	—	2,196
Franchise agreements	6,600	(2,693)	—	3,907

	54,055	(44,805)	—	9,250

Total other intangible assets	$621,549	$(44,805)	$—	$576,744

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$9,366	$—	$(7,265)

Included in cost of goods sold (“COGS”), is amortization of below market leases and above market leases. During the 13 weeks ended November 1, 2014 and November 2, 2013, we recorded net amortization income of approximately $0.2 million and $0.3 million, respectively, in COGS. During the 39 weeks ended November 1, 2014 and November 2, 2013, we recorded net amortization income of approximately $0.7 million and $1.1 million, respectively, in COGS.

Included in selling, general and administrative expenses (“SG&A”), is amortization of customer relationships, co-branded credit card agreement and franchise agreements and reacquired franchise rights. During the 13 weeks ended November 1, 2014 and November 2, 2013, we recorded amortization expense of approximately $0.5 million and $0.4 million, respectively, in SG&A. During the 39 weeks ended November 1, 2014 and November 2, 2013, we recorded amortization expense of approximately $1.6 million and $3.0 million, respectively, in SG&A.

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

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 13 weeks ended November 1, 2014 and November 2, 2013, we reclassified approximately $0.5 million and $0.3 million, respectively, from accumulated other comprehensive loss to interest expense. During the 39 weeks ended November 1, 2014 and November 2, 2013, we reclassified approximately $1.4 million and $0.7 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate approximately $3.4 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	November 1, 2014		February 1, 2014		November 2, 2013
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	3	4,682	6	5,029	3	3,420

Total	7	$704,682	10	$705,029	7	$703,420

We had the following outstanding derivatives which were not designated as hedges (U.S. dollars in thousands):

	November 1, 2014		February 1, 2014		November 2, 2013
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Forward foreign exchange contracts	—	$—	2	$10,339	1	$380

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands):

	November 1, 2014	February 1, 2014	November 2, 2013
	Derivative Assets	Derivative Assets	Derivative Assets
Other Assets
Purchased interest rate caps	$41	$599	$641
Forward foreign exchange contracts	134	348	107

Total	$175	$947	$748

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness.

	13 Weeks Ended November 1, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(1)	Interest expense	$(509)
Forward foreign exchange contracts	181	Cost of goods sold	40

Total	$180		$(469)

	13 Weeks Ended November 2, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(546)	Interest expense	$(310)
Forward foreign exchange contracts	3	Cost of goods sold	137

Total	$(543)		$(173)

	39 Weeks Ended November 1, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(558)	Interest expense	$(1,441)
Forward foreign exchange contracts	109	Cost of goods sold	329

Total	$(449)		$(1,112)

	39 Weeks Ended November 2, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(323)	Interest expense	$(742)
Forward foreign exchange contracts	407	Cost of goods sold	191

Total	$84		$(551)

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

Level 3 – Inputs that cannot be corroborated by observable market data and reflect the use of significant management judgment. Valuation techniques could include the use of discounted cash flow models and similar techniques.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of November 1, 2014, February 1, 2014 and November 2, 2013, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands). There were no transfers into or out of Level 1 and Level 2 during the 13 and 39 weeks ended November 1, 2014 and November 2, 2013, or for the year ended February 1, 2014.

	November 1, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Interest rate caps	$—	$41	$—	$41
Forward foreign exchange contracts	—	134	—	134

Total	$—	$175	$—	$175

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds	$14,571	$—	$—	$14,571
Interest rate caps	—	599	—	599
Forward foreign exchange contracts	—	348	—	348

Total	$14,571	$947	$—	$15,518

	November 2, 2013
	Quoted Prices in Active Markets for Identical Assets and Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Interest rate caps	$—	$641	$—	$641
Forward foreign exchange contracts	—	107	—	107

Total	$—	$748	$—	$748

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

Although we have determined the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of November 1, 2014, February 1, 2014, and November 2, 2013, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	November 1, 2014		February 1, 2014		November 2, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$767,970	$488,380	$767,742	$692,192	$767,668	$746,029
Notes	346,000	110,720	346,000	308,805	346,000	332,160

	$1,113,970	$599,100	$1,113,742	$1,000,997	$1,113,668	$1,078,189

We had no other financial assets or liabilities measured at fair value as of November 1, 2014, February 1, 2014, and November 2, 2013.

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

During the 13 and 39 weeks ended November 1, 2014, we recorded $378.8 million of goodwill impairment related to our Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units and $212.6 million of impairment related to our indefinite-lived intangible assets (see Note 3). We did not recognize any goodwill or indefinite-lived intangible assets impairment charges during the 13 and 39 weeks ended November 2, 2013.

During the 13 and 39 weeks ended November 1, 2014, we recorded impairment charges of $2.0 million and $5.2 million, respectively, related to assets for under-performing stores. During the 13 and 39 weeks ended November 2, 2013, we recorded impairment charges of $0.5 million and $1.5 million, respectively, related to assets for under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. These impairment charges are included in SG&A expenses in the accompanying condensed consolidated statement of operations.

6. Line of Credit

We have a senior secured asset-based revolving credit facility (“ABL”) that provides financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. Line of credit borrowings outstanding under the ABL as of November 1, 2014, February 1, 2014 and November 2, 2013 were $42.0 million, $0 and $24.0 million, respectively. Amounts available under the ABL are reduced by letter of credit utilization totaling $29.6 million as of November 1, 2014. Undrawn availability under the ABL, after being reduced by letter of credit utilization and outstanding borrowings, was $146.0 million as of November 1, 2014.

Average borrowings for the 13 and 39 weeks ended November 1, 2014 under the ABL amounted to $48.5 million and $28.9 million, respectively. Average borrowings for the year ended February 1, 2014 under the ABL amounted to $4.3 million. Average borrowings for the 13 and 39 weeks ended November 2, 2013 under the ABL amounted to $10.6 million and $3.5 million, respectively.

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

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of November 1, 2014, we were in compliance with these covenants. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

7. Long-Term Debt

Long-term debt consists of (in thousands):

	November 1, 2014	February 1, 2014	November 2, 2013
Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%, net of discount of $1,133, $1,360, and $1,434	$767,970	$767,742	$767,668
Senior notes due December 2018, 9.125%	346,000	346,000	346,000

Long-term debt	$1,113,970	$1,113,742	$1,113,668

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 6. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of November 1, 2014, the interest rate under our Term Loan was 5%.

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

Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% senior notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt, or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest. Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. We may redeem the Notes, in whole or in part, upon at least 30 days prior notice, at the redemption prices (expressed as percentages of principal amount of the Notes to be redeemed) set forth below, plus accrued and unpaid interest thereon to the applicable redemption date, if redeemed during the twelve-month period beginning on December 1 of each of the years indicated below:

Year	Percentage
2014	104.563%
2015	102.281%
2016 and thereafter	100.000%

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

Future minimum principal payments on long-term debt, excluding accretion of original issue discount (“OID”) of $1.1 million, as of November 1, 2014, are as follows (in thousands):

Fiscal years	Principal Payments
Remainder of 2014	$—
2015	—
2016	—
2017	6,502
2018	1,108,600

Total	$1,115,102

Interest Expense on Long-Term Debt and ABL

Interest expense on long-term debt and the ABL was $20.6 million and $20.5 million for the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. Interest expense on long-term debt and the ABL was $61.2 million and $61.4 million for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively.

Amortization of deferred financing costs and accretion of OID are also included in interest expense. Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL are amortized on a straight-line basis over 6.4 years. The weighted-average remaining amortization period is 3.5 years. Amortization of deferred financing costs was $1.7 million for both the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. Amortization of deferred financing costs was $5.1 million and $4.9 million for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. Accretion of OID was not material for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013.

8. Share-Based Compensation

Share-based compensation expense included as a component of SG&A expenses was $1.1 million and $1.4 million during the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. Share-based compensation expense was $3.4 million and $4.4 million during the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

9. Dividends

During the third quarter of fiscal 2014, we distributed $0.1 million in the form of a dividend to our indirect parent, Giraffe Holding, Inc. (“Parent”). The dividend was used by Parent’s shareholders, which are investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”), to repurchase shares. During the first and third quarter of fiscal 2013, we distributed $0.2 million and $0.6 million, respectively, in the form of a dividend to Parent, which was used by Parent’s shareholders to repurchase shares.

During the third quarter of 2013, we distributed $6.7 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund their equity investment in the VIE (see Note 15).

Equity investments received by the VIE as capital contributions from affiliate of Parent during the second quarter of fiscal 2014 were $1.0 million and zero in the first and third quarters of fiscal 2014. Total equity investments received by the VIE as capital contributions from affiliate of Parent during the first and second quarter of fiscal 2013, were $1.0 million and $5.5 million, respectively, and zero in the third quarter of fiscal 2013.

10. Income Taxes

As of November 1, 2014, February 1, 2014 and November 2, 2013, unrecognized tax benefits were $6.9 million, $6.6 million and $12.1 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $6.9 million as of November 1, 2014 will decrease by as much as $1.2 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

As of November 1, 2014, February 1, 2014 and November 2, 2013, the total valuation allowance against deferred tax assets was $52.4 million, $31.9 million and $25.2 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

11. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive income (loss) (“OCI”), net of tax for the periods ended (in thousands):

	November 1, 2014	February 1, 2014	November 2, 2013
Foreign currency translation	$(4,288)	$623	$292
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,855, $3,982 and $3,982	(4,967)	(5,503)	(6,087)

Total accumulated other comprehensive loss	$(9,255)	$(4,880)	$(5,795)

Changes in accumulated OCI balance by component were as follows for the periods ended (in thousands):

	13 Weeks Ended November 1, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,489)	$778	$(4,711)

Other comprehensive income (loss) recognized before reclassifications	180	(4,940)	(4,760)
Amounts reclassified from accumulated other comprehensive loss to earnings	469	—	469
Tax expense	(127)	—	(127)

Net current-period other comprehensive income (loss)	522	(4,940)	(4,418)

Other comprehensive income attributable to noncontrolling interest	—	(126)	(126)

Ending balance	$(4,967)	$(4,288)	$(9,255)

	13 Weeks Ended November 2, 2013
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,216)	$328	$(4,888)

Other comprehensive (loss) income recognized before reclassifications	(543)	8	(535)
Amounts reclassified from accumulated other comprehensive loss to earnings	173	—	173
Tax expense	(501)	—	(501)

Net current-period other comprehensive (loss) income	(871)	8	(863)

Other comprehensive income attributable to noncontrolling interest	—	(44)	(44)

Ending balance	$(6,087)	$292	$(5,795)

	39 Weeks Ended November 1, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(449)	(5,090)	(5,539)
Amounts reclassified from accumulated other comprehensive loss to earnings	1,112	—	1,112
Tax expense	(127)	—	(127)

Net current-period other comprehensive income (loss)	536	(5,090)	(4,554)

Other comprehensive loss attributable to noncontrolling interest	—	179	179

Ending balance	$(4,967)	$(4,288)	$(9,255)

	39 Weeks Ended November 2, 2013
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income (loss) recognized before reclassifications	84	(415)	(331)
Amounts reclassified from accumulated other comprehensive loss to earnings	551	—	551

Net current-period other comprehensive income (loss)	635	(415)	220

Other comprehensive income attributable to noncontrolling interest	—	(101)	(101)

Ending balance	$(6,087)	$292	$(5,795)

12. Related Party Transactions

Related Party Transactions – Excluding VIEs

We incurred approximately $0.7 million and $0.9 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital during the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. We incurred approximately $2.3 million and $2.7 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital during the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. As of November 1, 2014, February 1, 2014 and November 2, 2013, we had a payable balance of $0.2 million, $0.4 million and $0.2 million, respectively, to Bain Capital.

We incurred approximately $0.5 million and $0.6 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the 13 weeks ended November 1, 2014 and November 2, 2013, respectively. We incurred approximately $1.4 million and $1.8 million in expenses related to services purchased from LogicSource during the 39 weeks ended November 1, 2014 and November 2, 2013, respectively. As of November 1, 2014, February 1, 2014 and November 2, 2013, we had a payable balance of $0.2 million, $0.2 million and $0.3 million, respectively, to LogicSource.

During the 13 and 39 weeks ended November 1, 2014, we did not sell inventory to Burlington Coat Factory Investments Holdings, Inc., a company owned by funds associated with Bain Capital. During the 13 and 39 weeks ended November 2, 2013, we sold inventory to Burlington Coat Factory Investments Holdings, Inc. for $0.7 million and $8.7 million, respectively. As of November 1, 2014, February 1, 2014 and November 2, 2013, we had a receivable balance of $0, $1.0 million and $0, respectively, from Burlington Coat Factory Investments Holdings, Inc.

As of February 1, 2014, we had a receivable balance of $0.8 million, from our indirect parent, Giraffe Holding, Inc., related to income taxes and none as of November 1, 2014 and November 2, 2013.

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

Related Party Transactions –VIEs

Our VIE incurred approximately $0.1 million in management fees from Bain Capital Advisors (China) Ltd. during the 13 weeks ended November 1, 2014 and November 2, 2013. Our VIE incurred approximately $0.4 million in management fees from Bain Capital Advisors (China) Ltd. for the 39 weeks ended November 1, 2014 and November 2, 2013.

As of November 1, 2014, February 1, 2014 and November 2, 2013, our VIEs had a balance of $1.1 million, payable to their indirect parent, Gymboree Investment Holding GP, Ltd., related to funds used to pay operating costs of the VIEs. As of November 1, 2014, February 1, 2014 and November 2, 2013, our VIEs had a payable balance of $0.4 million related to funds used to pay operating costs of the VIEs, due to Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs. The Company is part of a related party group that controls Gymboree Hong Kong Limited.

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

14. Segment Information

We have four reportable segments: retail stores (including online stores), Gymboree Play & Music, International Retail Franchise (“Retail Franchise”), and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated by our chief operating decision maker. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross margin is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type or class of customer. We believe disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution centers and shared corporate services) is included in the retail stores segment.

Summary financial data of each reportable segment were as follows for the periods ended (in thousands):

	13 Weeks Ended November 1, 2014
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$303,166	$4,178	$4,914	$6,055	$(1,494)	$316,819
Operating (loss) income	$(583,758)	$1,981	$2,452	$172	$(1)	$(579,154)

	13 Weeks Ended November 2, 2013
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$295,969	$3,879	$5,791	$5,395	$(1,196)	$309,838
Operating income (loss)	$8,786	$1,836	$2,430	$(803)	$20	$12,269

	39 Weeks Ended November 1, 2014
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$812,887	$13,069	$14,838	$17,705	$(5,367)	$853,132
Operating (loss) income	$(596,894)	$8,227	$7,340	$(2,525)	$(10)	$(583,862)

	39 Weeks Ended November 2, 2013
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$853,422	$11,524	$17,318	$15,027	$(3,754)	$893,537
Operating income (loss)	$22,657	$5,284	$7,499	$(1,318)	$54	$34,176

	Total Assets
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
November 1, 2014	$1,175,445	$59,655	$28,252	$21,981	$(1,322)	$1,284,011
February 1, 2014	$1,728,186	$60,942	$29,256	$23,208	$(1,488)	$1,840,104
November 2, 2013	$1,924,170	$61,034	$29,403	$26,028	$(1,470)	$2,039,165

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. The Gymboree Play & Music and Retail Franchise reportable segments recorded intersegment revenues of $1.4 million and $0.1 million, respectively, for the 13 weeks ended November 1, 2014, and $1.1 million and $0.1 million, respectively, for the 13 weeks ended November 2, 2013. The Gymboree Play & Music and Retail Franchise reportable segments recorded intersegment revenues of $5.0 million and $0.4 million, respectively, for the 39 weeks ended November 1, 2014, and $3.4 million and $0.4 million, respectively, for the 39 weeks ended November 2, 2013.

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

Summary financial data of each of our two geographical segments, United States and international were as follows for the fiscal periods ended (in thousands):

	13 Weeks Ended
	November 1, 2014		November 2, 2013
	United States	International	United States	International
Net sales	$296,839	$19,980	$290,962	$18,876

	39 Weeks Ended
	November 1, 2014		November 2, 2013
	United States	International	United States	International
Net sales	$801,409	$51,723	$841,855	$51,682

Long-lived assets which include net property and equipment were as follows for the fiscal periods ended (in thousands):

	November 1, 2014	February 1, 2014	November 2, 2013
United States	$179,982	$196,990	$199,156
International	$11,193	$9,318	$10,111

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

The following tables reflect the impact of the VIEs on the condensed consolidated balance sheets as of November 1, 2014, February 1, 2014 and November 2, 2013, and the condensed consolidated statements of operations for the 13 and 39 weeks ended November 1, 2014 and November 2, 2013 (in thousands):

Condensed Consolidating Balance Sheets

	November 1, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$10,653	$10,175	$—	$20,828
Other current assets	310,491	6,461	(1,322)	315,630

Total current assets	321,144	16,636	(1,322)	336,458
Non-current assets	942,208	5,345	—	947,553

Total assets	$1,263,352	$21,981	$(1,322)	$1,284,011

Current liabilities	$289,155	$8,959	$(1,175)	$296,939
Non-current liabilities	1,307,985	430	—	1,308,415

Total liabilities	1,597,140	9,389	(1,175)	1,605,354

Total stockholders’ deficit	(333,788)	—	(147)	(333,935)
Noncontrolling interest	—	12,592	—	12,592

Total liabilities and stockholders’ deficit	$1,263,352	$21,981	$(1,322)	$1,284,011

	February 1, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$25,635	$13,794	$—	$39,429
Other current assets	228,129	4,970	(1,488)	231,611

Total current assets	253,764	18,764	(1,488)	271,040
Non-current assets	1,564,620	4,444	—	1,569,064

Total assets	$1,818,384	$23,208	$(1,488)	$1,840,104

Current liabilities	$196,631	$7,490	$(1,356)	$202,765
Non-current liabilities	1,387,828	370	(1)	1,388,197

Total liabilities	1,584,459	7,860	(1,357)	1,590,962

Total stockholders’ equity	233,925	—	(131)	233,794
Noncontrolling interest	—	15,348	—	15,348

Total liabilities and stockholders’ equity	$1,818,384	$23,208	$(1,488)	$1,840,104

	November 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported

Cash and cash equivalents	$13,743	$5,336	$—	$19,079
Other current assets	273,798	16,093	(1,470)	288,421

Total current assets	287,541	21,429	(1,470)	307,500
Non-current assets	1,727,065	4,599	1	1,731,665

Total assets	$2,014,606	$26,028	$(1,469)	$2,039,165

Current liabilities	$218,665	$7,916	$(1,294)	$225,287
Non-current liabilities	1,397,034	262	—	1,397,296

Total liabilities	1,615,699	8,178	(1,294)	1,622,583

Total stockholders’ equity	398,907	—	(175)	398,732
Noncontrolling interest	—	17,850	—	17,850

Total liabilities and stockholders’ equity	$2,014,606	$26,028	$(1,469)	$2,039,165

Condensed Consolidating Statements of Operations

	For the 13 Weeks Ended November 1, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$312,258	$6,055	$(1,494)	$316,819
Cost of goods sold	(189,729)	(1,561)	392	(190,898)
Selling, general and administrative expenses	(701,854)	(4,322)	1,101	(705,075)

Operating loss (income)	(579,325)	172	(1)	(579,154)
Other non-operating (expense) income	(20,772)	27	—	(20,745)

(Loss) income before income taxes	(600,097)	199	(1)	(599,899)
Income tax benefit (expense)	78,023	(518)	—	77,505

Net loss	(522,074)	(319)	(1)	(522,394)
Net loss attributable to noncontrolling interest	—	319	—	319

Net loss attributable to The Gymboree Corporation	$(522,074)	$—	$(1)	$(522,075)

	For the 13 Weeks Ended November 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$305,639	$5,395	$(1,196)	$309,838
Cost of goods sold	(185,116)	(1,297)	43	(186,370)
Selling, general and administrative expenses	(107,471)	(4,901)	1,173	(111,199)

Operating income (loss)	13,052	(803)	20	12,269
Other non-operating (expense) income	(21,140)	717	—	(20,423)

Loss before income taxes	(8,088)	(86)	20	(8,154)
Income tax expense	(15,917)	(327)	—	(16,244)

Net loss	(24,005)	(413)	20	(24,398)
Net loss attributable to noncontrolling interest	—	413	—	413

Net loss attributable to The Gymboree Corporation	$(24,005)	$—	$20	$(23,985)

	For the 39 Weeks Ended November 1, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$840,794	$17,705	$(5,367)	$853,132
Cost of goods sold	(518,426)	(4,874)	811	(522,489)
Selling, general and administrative expenses	(903,695)	(15,356)	4,546	(914,505)

Operating loss	(581,327)	(2,525)	(10)	(583,862)
Other non-operating expense	(61,955)	(6)	—	(61,961)

Loss before income taxes	(643,282)	(2,531)	(10)	(645,823)
Income tax benefit (expense)	76,633	(1,060)	—	75,573

Net loss	(566,649)	(3,591)	(10)	(570,250)
Net loss attributable to noncontrolling interest	—	3,591	—	3,591

Net loss attributable to The Gymboree Corporation	$(566,649)	$—	$(10)	$(566,659)

	For the 39 Weeks Ended November 2, 2013
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$882,264	$15,027	$(3,754)	$893,537
Cost of goods sold	(538,591)	(3,868)	449	(542,010)
Selling, general and administrative expenses	(308,233)	(12,477)	3,359	(317,351)

Operating income (loss)	35,440	(1,318)	54	34,176
Other non-operating (expense) income	(62,163)	871	—	(61,292)

Loss before income taxes	(26,723)	(447)	54	(27,116)
Income tax expense	(9,202)	(253)	—	(9,455)

Net loss	(35,925)	(700)	54	(36,571)
Net loss attributable to noncontrolling interest	—	700	—	700

Net loss attributable to The Gymboree Corporation	$(35,925)	$—	$54	$(35,871)

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

During the third quarter of fiscal 2014, our guarantor subsidiaries distributed $3.0 million in the form of a dividend to The Gymboree Corporation.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of November 1, 2014
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,195	$3,236	$15,397	$—	$20,828
Accounts receivable, net of allowance	687	20,693	1,997	—	23,377
Merchandise inventories	—	252,102	7,684	(520)	259,266
Prepaid income taxes	2,029	486	200	—	2,715
Prepaid expenses	4,461	15,164	1,465	—	21,090
Deferred income taxes	—	13,745	645	(5,208)	9,182
Intercompany receivable	—	542,194	—	(542,194)	—

Total current assets	9,372	847,620	27,388	(547,922)	336,458
Property and equipment, net	12,063	167,676	11,436	—	191,175
Goodwill	—	362,022	13,323	—	375,345
Other intangible assets, net	—	344,436	393	—	344,829
Deferred financing costs	27,338	—	—	—	27,338
Other assets	6,992	1,673	9,140	(8,939)	8,866
Investment in subsidiaries	1,362,644	—	—	(1,362,644)	—

Total assets	$1,418,409	$1,723,427	$61,680	$(1,919,505)	$1,284,011

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$17,823	$126,192	$2,051	$—	$146,066
Accrued liabilities	32,221	67,963	8,086	64	108,334
Deferred income taxes	5,150	—	123	(5,273)	—
Line of credit	42,000	—	—	—	42,000
Current obligation under capital lease	—	539	—	—	539
Intercompany payable	536,282	—	6,431	(542,713)	—

Total current liabilities	633,476	194,694	16,691	(547,922)	296,939
Long-term liabilities:
Long-term debt	1,113,970	—	—	—	1,113,970
Long-term obligation under capital lease	—	2,993	—	—	2,993
Lease incentives and other liabilities	4,898	50,056	5,361	—	60,315
Deferred income taxes	—	140,076	—	(8,939)	131,137

Total liabilities	1,752,344	387,819	22,052	(556,861)	1,605,354
Total stockholders’ (deficit) equity	(333,935)	1,335,608	27,036	(1,362,644)	(333,935)
Noncontrolling interest	—	—	12,592	—	12,592

Total liabilities and stockholders’ (deficit) equity	$1,418,409	$1,723,427	$61,680	$(1,919,505)	$1,284,011

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of February 1, 2014
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,479	$4,659	$19,291	$—	$39,429
Accounts receivable, net of allowance	1,237	18,634	2,011	—	21,882
Merchandise inventories	—	170,126	5,823	(454)	175,495
Prepaid income taxes	1,659	284	36	—	1,979
Prepaid expenses	3,538	14,095	1,168	—	18,801
Deferred income taxes	—	13,303	918	(767)	13,454
Intercompany receivable	—	559,280	—	(559,280)	—

Total current assets	21,913	780,381	29,247	(560,501)	271,040
Property and equipment, net	14,288	182,421	9,599	—	206,308
Goodwill	—	721,844	36,933	—	758,777
Other intangible assets, net	—	558,962	862	—	559,824
Deferred financing costs	32,455	—	—	—	32,455
Other assets	15,139	2,340	10,920	(16,699)	11,700
Investment in subsidiaries	1,870,800	—	—	(1,870,800)	—

Total assets	$1,954,595	$2,245,948	$87,561	$(2,448,000)	$1,840,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,184	$73,218	$1,557	$—	$101,959
Accrued liabilities	34,328	58,430	7,545	—	100,303
Deferred income taxes	654	—	113	(767)	—
Current obligation under capital lease	—	503	—	—	503
Intercompany payable	541,397	—	18,337	(559,734)	—

Total current liabilities	603,563	132,151	27,552	(560,501)	202,765
Long-term liabilities:
Long-term debt	1,113,742	—	—	—	1,113,742
Long-term obligation under capital lease	—	3,402	—	—	3,402
Lease incentives and other liabilities	3,496	48,117	4,976	—	56,589
Deferred income taxes	—	231,163	—	(16,699)	214,464

Total liabilities	1,720,801	414,833	32,528	(577,200)	1,590,962
Total stockholders’ equity	233,794	1,831,115	39,685	(1,870,800)	233,794
Noncontrolling interest	—	—	15,348	—	15,348

Total liabilities and stockholders’ equity	$1,954,595	$2,245,948	$87,561	$(2,448,000)	$1,840,104

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of November 2, 2013
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,438	$3,381	$14,260	$—	$19,079
Accounts receivable, net of allowance	367	20,087	12,031	—	32,485
Merchandise inventories	—	216,605	6,231	(422)	222,414
Prepaid income taxes	1,478	—	337	—	1,815
Prepaid expenses	4,011	14,659	1,316	—	19,986
Deferred income taxes	—	15,295	864	(4,438)	11,721
Intercompany receivable	—	489,942	—	(489,942)	—

Total current assets	7,294	759,969	35,039	(494,802)	307,500
Property and equipment, net	13,166	185,689	10,412	—	209,267
Goodwill	—	859,165	39,818	—	898,983
Other intangible assets, net	—	576,623	121	—	576,744
Deferred financing costs	34,067	—	—	—	34,067
Other assets	21,321	2,142	13,696	(24,555)	12,604
Investment in subsidiaries	1,985,248	—	—	(1,985,248)	—

Total assets	$2,061,096	$2,383,588	$99,086	$(2,504,605)	$2,039,165

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,756	$77,192	$1,375	$—	$87,323
Accrued liabilities	38,548	66,832	8,092	—	113,472
Deferred income taxes	4,363	—	75	(4,438)	—
Line of credit	24,000	—	—	—	24,000
Current obligation under capital lease	—	492	—	—	492
Intercompany payable	468,686	—	21,678	(490,364)	—

Total current liabilities	544,353	144,516	31,220	(494,802)	225,287
Long-term liabilities:
Long-term debt	1,113,668	—	—	—	1,113,668
Long-term obligation under capital lease	—	3,532	—	—	3,532
Lease incentives and other liabilities	4,343	47,638	10,207	—	62,188
Deferred income taxes	—	242,463	—	(24,555)	217,908

Total liabilities	1,662,364	438,149	41,427	(519,357)	1,622,583
Total stockholders’ equity	398,732	1,945,439	39,809	(1,985,248)	398,732
Noncontrolling interest	—	—	17,850	—	17,850

Total liabilities and stockholders’ equity	$2,061,096	$2,383,588	$99,086	$(2,504,605)	$2,039,165

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$647	$296,195	$15,461	$(8,038)	$304,265
Gymboree Play & Music	—	2,786	4,958	—	7,744
Retail Franchise	—	4,810	—	—	4,810
Intercompany revenue	18,249	1,800	—	(20,049)	—

Total net sales	18,896	305,591	20,419	(28,087)	316,819
Cost of goods sold, including buying and occupancy expenses	(2,258)	(185,288)	(11,736)	8,384	(190,898)

Gross profit	16,638	120,303	8,683	(19,703)	125,921
Selling, general and administrative expenses	(17,956)	(106,741)	(8,657)	19,675	(113,679)
Goodwill and intangible asset impairment	—	(572,422)	(18,974)	—	(591,396)

Operating loss	(1,318)	(558,860)	(18,948)	(28)	(579,154)
Interest income	—	7	39	(4)	42
Interest expense	(20,568)	(200)	(4)	4	(20,768)
Other (expense) income, net	(48)	31	(2)	—	(19)

Loss before income taxes	(21,934)	(559,022)	(18,915)	(28)	(599,899)
Income tax benefit (expense)	8,306	70,407	(1,208)	—	77,505
Equity in earnings of affiliates, net of tax	(508,447)	—	—	508,447	—

Net loss	(522,075)	(488,615)	(20,123)	508,419	(522,394)
Net loss attributable to noncontrolling interest	—	—	319	—	319

Net loss attributable to The Gymboree Corporation	$(522,075)	$(488,615)	$(19,804)	$508,419	$(522,075)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$443	$287,574	$16,232	$(6,897)	$297,352
Gymboree Play & Music	—	2,808	4,013	—	6,821
Retail Franchise	—	5,665	—	—	5,665
Intercompany revenue	12,866	1,490	—	(14,356)	—

Total net sales	13,309	297,537	20,245	(21,253)	309,838
Cost of goods sold, including buying and occupancy expenses	(1,435)	(180,116)	(10,720)	5,901	(186,370)

Gross profit	11,874	117,421	9,525	(15,352)	123,468
Selling, general and administrative expenses	(14,271)	(103,254)	(9,090)	15,416	(111,199)

Operating (loss) income	(2,397)	14,167	435	64	12,269
Interest income	29	6	5	1	41
Interest expense	(20,421)	(62)	—	—	(20,483)
Loss on extinguishment of debt	(834)	—	—	—	(834)
Other (expense) income, net	(37)	(4)	894	—	853

(Loss) income before income taxes	(23,660)	14,107	1,334	65	(8,154)
Income tax (expense) benefit	(2,244)	(14,626)	626	—	(16,244)
Equity in earnings of affiliates, net of tax	1,919	—	—	(1,919)	—

Net (loss) income	(23,985)	(519)	1,960	(1,854)	(24,398)
Net loss attributable to noncontrolling interest	—	—	413	—	413

Net (loss) income attributable to The Gymboree Corporation	$(23,985)	$(519)	$2,373	$(1,854)	$(23,985)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non- guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,278	$794,856	$39,365	$(18,734)	$816,765
Gymboree Play & Music	—	8,067	13,828	—	21,895
Retail Franchise	—	14,472	—	—	14,472
Intercompany revenue	46,632	6,182	—	(52,814)	—

Total net sales	47,910	823,577	53,193	(71,548)	853,132
Cost of goods sold, including buying and occupancy expenses	(5,160)	(506,120)	(30,661)	19,452	(522,489)

Gross profit	42,750	317,457	22,532	(52,096)	330,643
Selling, general and administrative expenses	(48,003)	(299,394)	(27,768)	52,056	(323,109)
Goodwill and intangible asset impairment	—	(572,422)	(18,974)	—	(591,396)

Operating loss	(5,253)	(554,359)	(24,210)	(40)	(583,862)
Interest income	1	54	147	(45)	157
Interest expense	(61,224)	(373)	(45)	45	(61,597)
Other (expense) income, net	(480)	31	(72)	—	(521)

Loss before income taxes	(66,956)	(554,647)	(24,180)	(40)	(645,823)
Income tax benefit (expense)	15,677	62,141	(2,245)	—	75,573
Equity in earnings of affiliates, net of tax	(515,380)	—	—	515,380	—

Net loss	(566,659)	(492,506)	(26,425)	515,340	(570,250)
Net loss attributable to noncontrolling interest	—	—	3,591	—	3,591

Net loss attributable to The Gymboree Corporation	$(566,659)	$(492,506)	$(22,834)	$515,340	$(566,659)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,365	$831,597	$44,597	$(20,386)	$857,173
Gymboree Play & Music	—	8,132	11,277	—	19,409
Retail Franchise	—	16,955	—	—	16,955
Intercompany revenue	45,883	4,592	—	(50,475)	—

Total net sales	47,248	861,276	55,874	(70,861)	893,537
Cost of goods sold, including buying and occupancy expenses	(4,389)	(525,280)	(30,172)	17,831	(542,010)

Gross profit	42,859	335,996	25,702	(53,030)	351,527
Selling, general and administrative expenses	(49,249)	(295,002)	(26,150)	53,050	(317,351)

Operating (loss) income	(6,390)	40,994	(448)	20	34,176
Interest income	62	29	52	—	143
Interest expense	(61,290)	(62)	(1)	1	(61,352)
Loss on extinguishment of debt	(834)	—	—	—	(834)
Other (expense) income, net	(261)	(5)	1,017	—	751

(Loss) income before income taxes	(68,713)	40,956	620	21	(27,116)
Income tax benefit (expense)	19,834	(29,467)	178	—	(9,455)
Equity in earnings of affiliates, net of tax	13,008	—	—	(13,008)	—

Net (loss) income	(35,871)	11,489	798	(12,987)	(36,571)
Net loss attributable to noncontrolling interest	—	—	700	—	700

Net (loss) income attributable to The Gymboree Corporation	$(35,871)	$11,489	$1,498	$(12,987)	$(35,871)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(522,075)	$(488,615)	$(20,123)	$508,419	$(522,394)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,066)	—	(4,945)	5,071	(4,940)
Unrealized net gain on cash flowhedges, net of tax expense of $127	522	—	142	(142)	522

Total other comprehensive loss, net of tax	(4,544)	—	(4,803)	4,929	(4,418)

Comprehensive loss	(526,619)	(488,615)	(24,926)	513,348	(526,812)
Comprehensive loss attributable to noncontrolling interest	—	—	193	—	193

Comprehensive loss attributable to The Gymboree Corporation	$(526,619)	$(488,615)	$(24,733)	$513,348	$(526,619)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(23,985)	$(519)	$1,960	$(1,854)	$(24,398)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(36)	—	(11)	55	8
Unrealized net loss on cash flowhedges, net of tax expense of $501	(871)	—	(191)	191	(871)

Total other comprehensive loss, net of tax	(907)	—	(202)	246	(863)

Comprehensive (loss) income	(24,892)	(519)	1,758	(1,608)	(25,261)
Comprehensive income attributable to noncontrolling interest	—	—	369	—	369

Comprehensive (loss) income attributable to The Gymboree Corporation	$(24,892)	$(519)	$2,127	$(1,608)	$(24,892)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 39 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net loss	$(566,659)	$(492,506)	$(26,425)	$515,340	$(570,250)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,911)	—	(5,065)	4,886	(5,090)
Unrealized net gain (loss) on cash flow hedges, net of tax expense of $127	536	—	(219)	219	536

Total other comprehensive loss, net of tax	(4,375)	—	(5,284)	5,105	(4,554)

Comprehensive loss	(571,034)	(492,506)	(31,709)	520,445	(574,804)
Comprehensive loss attributable to noncontrolling interest	—	—	3,770	—	3,770

Comprehensive loss attributable to The Gymboree Corporation	$(571,034)	$(492,506)	$(27,939)	$520,445	$(571,034)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 39 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(35,871)	$11,489	$798	$(12,987)	$(36,571)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(516)	—	(456)	557	(415)
Unrealized net gain on cash flow hedges, net of tax benefit of $0	635	—	217	(217)	635

Total other comprehensive income (loss), net of tax	119	—	(239)	340	220

Comprehensive (loss) income	(35,752)	11,489	559	(12,647)	(36,351)
Comprehensive loss attributable to noncontrolling interest	—	—	599	—	599

Comprehensive (loss) income attributable to The Gymboree Corporation	$(35,752)	$11,489	$1,158	$(12,647)	$(35,752)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non- guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(58,088)	$29,216	$(4,627)	$(3,000)	$(36,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,403)	(17,798)	(4,171)	—	(24,372)
Proceeds from sale of shares	3,207	—	—	(3,207)	—
Intercompany transfers	—	(9,490)	—	9,490	—
Other	—	22	(67)	—	(45)

Net cash provided by (used in) investing activities	804	(27,266)	(4,238)	6,283	(24,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	2,084	—	7,406	(9,490)	—
Proceeds from ABL facility	300,000	—	—	—	300,000
Payments on ABL facility	(258,000)	—	—	—	(258,000)
Payments on capital lease	—	(373)	—	—	(373)
Dividend to The Gymboree Corporation	—	(3,000)	—	3,000	—
Dividend payment to Parent	(84)	—	—	—	(84)
Repurchase of shares	—	—	(3,207)	3,207	—
Capital contribution received by noncontrolling interest	—	—	992	—	992

Net cash provided by (used in) financing activities	44,000	(3,373)	5,191	(3,283)	42,535

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(220)	—	(220)

Net decrease in cash and cash equivalents	(13,284)	(1,423)	(3,894)	—	(18,601)
CASH AND CASH EQUIVALENTS:
Beginning of Period	15,479	4,659	19,291	—	39,429

End of Period	$2,195	$3,236	$15,397	$—	$20,828

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED NOVEMBER 2, 2013

(In thousands)

	The Gymboree	Guarantor	Non- guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(52,645)	$85,441	$(9,510)	$—	$23,286

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,648)	(30,438)	(3,127)	—	(35,213)
Intercompany transfers	—	(54,683)	—	54,683	—
Other	—	11	(246)	—	(235)

Net cash used in investing activities	(1,648)	(85,110)	(3,373)	54,683	(35,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	45,535	—	9,148	(54,683)	—
Proceeds from ABL facility	79,000	—	—	—	79,000
Payments on ABL facility	(55,000)	—	—	—	(55,000)
Repurchase of notes	(24,760)	—	—	—	(24,760)
Payments on capital lease	—	(78)	—	—	(78)
Dividend payment to parent	(7,475)	—	—	—	(7,475)
Capital contribution received by noncontrolling interest	—	—	6,506	—	6,506

Net cash provided by (used in) financing activities	37,300	(78)	15,654	(54,683)	(1,807)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(280)	—	(280)

Net (decrease) increase in cash and cash equivalents	(16,993)	253	2,491	—	(14,249)
CASH AND CASH EQUIVALENTS:
Beginning of Period	18,431	3,128	11,769	—	33,328

End of Period	$1,438	$3,381	$14,260	$—	$19,079

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

Subsequent to the issuance of the third quarter of fiscal 2013 condensed consolidated financial statements, management determined that within the condensed consolidating statements of cash flows, the intercompany transfers of the guarantor subsidiaries previously presented as financing activities should be classified as investing activities. The classification of these intercompany transfers has been corrected in the above condensed consolidating statements of cash flows for the 39 weeks ended November 2, 2013 to be presented within investing activities. This correction has no impact on the condensed consolidated statement of cash flows for the 39 weeks ended November 2, 2013. The effect is summarized as follows:

	39 Weeks Ended November 2, 2013
	Guarantor Subsidiaries (As Previously Reported)	Guarantor Subsidiaries (As Corrected)	Eliminations (As Previously Reported)	Eliminations (As Corrected)
CASH FLOWS FROM INVESTING ACTIVITIES:
Intercompany transfers	$—	$(54,683)	$—	$54,683
Net cash used in investing activities	$(30,427)	$(85,110)	$—	$54,683
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	$(54,683)	$—	$—	$(54,683)
Net cash used in financing activities	$(54,761)	$(78)	$—	$(54,683)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of November 1, 2014 and November 2, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the thirteen and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of February 1, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated May 2, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

December 15, 2014

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

Overview

As of November 1, 2014, we operated a total of 1,355 retail stores, as follows: 626 Gymboree® stores (including 572 in the United States, 47 in Canada, 1 in Puerto Rico and 6 in Australia), 174 Gymboree Outlet stores (172 in the United States and 2 in Puerto Rico), 151 Janie and Jack® shops, and 404 Crazy 8® stores in the United States, as well as 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. We also offer directed parent-child developmental play programs at 702 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries. In addition, as of November 1, 2014, third-party overseas franchisees operated 79 Gymboree stores in the Middle East, South Korea, Latin America and China, including 23 Gymboree retail stores operated by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”). Gymboree China and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) are collectively referred to as the “VIEs.” Gymboree Tianjin provides various services on Gymboree Play & Music’s behalf to Gymboree Play & Music’s franchisees in China. Third-party overseas franchisees also operated 3 Crazy 8 stores and 1 Janie and Jack store in the Middle East as of November 1, 2014.

During the third quarter of fiscal 2014, we opened 16 new stores and closed 5 stores. We plan to open approximately 50 new stores in fiscal 2014 (46 opened as of November 1, 2014), distributed fairly evenly across the brands, and close approximately 40 stores (14 closed as of November 1, 2014). We expect our international franchise partners to open approximately 20 to 25 franchise stores in fiscal 2014 (14 opened as of November 1, 2014).

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

Results of Operations

13 weeks ended November 1, 2014, compared to 13 weeks ended November 2, 2013

Net Sales

Net retail sales for the third quarter of fiscal 2014 increased to $304.3 million from $297.4 million in the same period last year, an increase of $6.9 million, or 2.3%, primarily due to new store growth and higher comparable store sales. Comparable store sales (including online sales) increased by 1% in the third quarter of fiscal 2014 compared to the same period in the prior year. Comparable store sales (excluding online sales) increased by 1% in the third quarter of fiscal 2014 compared to the same period in the prior year. The increase in comparable store sales was driven by an increase in transactions. Total net stores increased from 1,319 as of November 2, 2013, to 1,355 as of November 1, 2014. Total square footage increased from approximately 2.7 million square feet to approximately 2.8 million square feet from the third quarter of fiscal 2013 to the third quarter of fiscal 2014.

Gymboree Play & Music net sales for the third quarter of fiscal 2014 increased to $7.7 million from $6.8 million in the same period last year, an increase of $0.9 million or 13.5%, primarily due to growth of the business in China.

Retail Franchise net sales for the third quarter of fiscal 2014 decreased to $4.8 million from $5.7 million in the same period last year, a decrease of $0.9 million or 15.1% primarily due to lower franchise sales in the Middle East region. As of the third quarter of fiscal 2014, our third-party overseas franchisees operated a total of 83 stores compared to 71 stores as of the end of the same period last year.

Gross Profit

Gross profit for the third quarter of fiscal 2014 increased to $125.9 million from $123.5 million in the same period last year. As a percentage of net sales, gross profit for the third quarter of fiscal 2014 decreased 0.1 percentage points to 39.7% from 39.8% in the same period last year due to an increase in occupancy expenses. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold (“COGS”), our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $11.8 million and $10.9 million in the third quarter of fiscal 2014 and 2013, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A increased to $113.7 million for the third quarter of fiscal 2014 compared to $111.2 million in the same period last year, due to net store growth, benefit related expenses and an increase in marketing expenses, partially offset by a reduction in store and other tangible asset impairment charges. As a percentage of net sales, SG&A expenses were 35.9% for both the third quarter of fiscal 2014 and 2013.

Goodwill and Intangible Asset Impairment

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we recorded goodwill impairment charges in the third quarter of fiscal 2014 of $252.3 million, $67.2 million and $59.3 million related to the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, respectively. In the third quarter of fiscal 2014, we also recorded an impairment charge of $212.6 million related to trade names in our retail stores segment. These impairment charges do not have an effect on our business operations, liquidity or financial covenants.

Loss on Extinguishment of Debt

During the third quarter of fiscal 2013, we repurchased Notes with an aggregate principal amount of $25.0 million for $24.8 million in cash, which resulted in a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs. We did not repurchase Notes during the third quarter of fiscal 2014.

Income Taxes

The effective tax rate for the third quarter of fiscal 2014 and 2013 was 12.9% (benefit) and -199.2% (expense), respectively. The change in effective tax rate as of the third quarter of fiscal 2014 was related to goodwill and trade name impairment charges. The change in effective tax rate as of third quarter of fiscal 2013 was due to recording a valuation allowance against net deferred tax assets in the third quarter of fiscal 2013 in jurisdictions where it is more likely than not that these assets will not be realized.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of November 1, 2014, February 1, 2014 and November 2, 2013, our valuation allowance against deferred tax assets was $52.4 million, $31.9 million and $25.2 million, respectively. The valuation allowance as of November 1, 2014 represents a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

39 weeks ended November 1, 2014, compared to 39 weeks ended November 2, 2013

Net Sales

Net retail sales for the 39 weeks ended November 1, 2014 decreased to $816.8 million from $857.2 million in the same period last year, a decrease of $40.4 million, or 4.7%, primarily due to lower comparable store sales, partially offset by new store growth. Comparable store sales (including online sales) decreased by 6% in the 39 weeks ended November 1, 2014 compared to the same period last year. Comparable store sales (excluding online sales) decreased by 7% in the 39 weeks ended November 1, 2014 compared to the same period last year. The decrease in comparable store sales was driven by a decrease in transactions. Total net stores increased from 1,319 as of November 2, 2013, to 1,355 as of November 1, 2014. Total square footage increased from approximately 2.7 million square feet to approximately 2.8 million square feet from the third quarter of fiscal 2013 to the third quarter of fiscal 2014.

Gymboree Play & Music net sales for the 39 weeks ended November 1, 2014 increased to $21.9 million from $19.4 million in the same period last year, an increase of $2.5 million or 12.8%, primarily due to growth of the business in China.

Retail Franchise net sales for the 39 weeks ended November 1, 2014 decreased to $14.5 million from $17.0 million in the same period last year, a decrease of $2.5 million or 14.6% primarily due to lower franchise sales in the Middle East region. As of November 1, 2014, our third-party overseas franchisees operated a total of 83 stores compared to 71 stores as of the end of the same period last year.

Gross Profit

Gross profit for the 39 weeks ended November 1, 2014 decreased to $330.6 million from $351.5 million in the same period last year. As a percentage of net sales, gross profit for the 39 weeks ended November 1, 2014 decreased 0.5 percentage points to 38.8% from 39.3% in the same period last year. The decrease in gross profit as a percentage of net sales was due to deleveraging of buying and occupancy expenses associated with negative comparable store sales in the 39 weeks ended November 1, 2014, partially offset by an increase in average unit retail prices. As we record certain distribution costs as a component of SG&A and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $31.4 million and $25.9 million for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A increased to $323.1 million for the 39 weeks ended November 1, 2014 compared to $317.4 million in the same period last year. As a percentage of net sales, SG&A expenses increased 2.4 percentage points to 37.9% for the 39 weeks ended November 1, 2014 from 35.5% in the same period last year primarily due to a deleveraging of expenses on lower comparable store sales and increased expenses related to our third-party fulfillment center.

Goodwill and Intangible Asset Impairment

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we recorded goodwill impairment charges of $252.3 million, $67.2 million and $59.3 million related to the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, respectively. In the 39 weeks ended November 1, 2014, we also recorded an impairment charge of $212.6 million related to trade names in our retail segment. These impairment charges do not have an effect on our business operations, liquidity or financial covenants.

Loss on Extinguishment of Debt

During the third quarter of fiscal 2013, we repurchased Notes with an aggregate principal amount of $25.0 million for $24.8 million in cash, which resulted in a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs. We did not repurchase Notes during the 39 weeks ended November 1, 2014.

Income Taxes

The effective tax rate for the 39 weeks ended November 1, 2014 and November 2, 2013 was 11.7% (benefit) and -34.9% (expense), respectively. The change in effective tax rates as of the third quarter of fiscal 2014 was related to goodwill and trade name impairment charges. The change in effective tax rate as of third quarter of fiscal 2013 was due to recording a valuation allowance against net deferred tax assets in the third quarter of fiscal 2013 in jurisdictions where it is more likely than not that these assets will not be realized.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of November 1, 2014, February 1, 2014 and November 2, 2013, our valuation allowance against deferred tax assets was $52.4 million, $31.9 million and $25.2 million, respectively. The valuation allowance as of November 1, 2014 represents a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Financial Condition

Liquidity and Capital Resources

Cash and cash equivalents were $20.8 million, $39.4 million and $19.1 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively. Cash and cash equivalents held by the VIEs of which we are the primary beneficiary, and the results of which have been consolidated into our condensed financial statements, were $10.2 million, $13.8 million and $5.3 million as of November 1, 2014, February 1, 2014 and November 2, 2013, respectively (see Note 15 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs cannot be used by us. Working capital as of November 1, 2014, February 1, 2014 and November 2, 2013 totaled $39.5 million, $68.3 million and $82.2 million, respectively.

Cash flows (used in) provided by operating activities

Net cash used in operating activities for the 39 weeks ended November 1, 2014 was $36.5 million compared to net cash provided by operating activities of $23.3 million in the same period last year. The change in cash (used in) provided by operating activities is primarily due to an increase in operating losses and merchandise inventory purchases, partially offset by an increase in accounts payable. The increase in inventory and accounts payable was largely driven by investments in holiday merchandise, earlier receipt of Spring goods as compared to last year, and to a lesser extent an increase in net new stores.

Cash flows used in investing activities

Net cash used in investing activities for the 39 weeks ended November 1, 2014 was $24.4 million compared to $35.4 million in the same period last year. Capital expenditures were $24.4 million compared to $35.2 million in the same period last year primarily due to a decrease in the opening of new stores.

We estimate capital expenditures for fiscal 2014 will be approximately $35 to $40 million. We expect the capital expenditures to be used to open new stores, as well as to continue investment in our systems infrastructure.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities for the 39 weeks ended November 1, 2014 was $42.5 million compared to net cash used in financing activities of $1.8 million in the same period last year. Net cash provided by financing activities for the 39 weeks ended November 1, 2014, is primarily due to net proceeds of $42.0 million from our ABL and a capital contribution of $1.0 million to the VIEs made by their immediate corporate parent. Net cash used in financing activities for the 39 weeks ended November 2, 2013, is primarily due to a repurchase of our Notes in privately negotiated transactions with $24.8 million in cash, a capital contribution of $7.5 million to Parent, partially offset by net proceeds of $24.0 million from our ABL and a capital contribution of $6.5 million to the VIEs made by their immediate corporate parent.

Our senior credit facilities are comprised of an $820 million Term Loan and a $225 million ABL Facility (collectively, the “Senior Credit Facilities”). As of November 1, 2014, $769.1 million was outstanding under the Term Loan and $42.0 million was outstanding under the ABL. Amounts available under the ABL are subject to customary borrowing base limitations, and are reduced by letter of credit utilization totaling $29.6 million as of November 1, 2014. Undrawn availability under the ABL, after being reduced by letter of credit utilization and outstanding borrowings, was $146.0 million as of November 1, 2014. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan (see Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report), subject to the satisfaction of certain conditions. No incremental facilities are currently in effect or expected to be in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains financial covenants. As of the November 1, 2014, we were in compliance with these covenants. Average borrowings for the 39 weeks ended November 1, 2014 under the ABL amounted to $28.9 million. The Company anticipates utilizing its ABL Facility throughout the course of the year to support seasonal working capital needs and expects to have borrowings outstanding at year-end.

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

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a capital investment, or if our suppliers request one or more letters of credit, our existing cash and cash equivalents and available borrowings may be insufficient. In addition we cannot assure you our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations” in our Fiscal 2013 Annual Report. We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.

Critical Accounting Policies, Estimates and Judgments

As of November 1, 2014, we had goodwill of $375.3 million. Goodwill is tested for impairment in the fourth quarter of each fiscal year and whenever events or changes in circumstances indicate its carrying value may not be fully recoverable, by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we considered this to be a triggering event and performed the first step of the two-step goodwill impairment test during the quarter ended November 1, 2014. We determined that the fair value of the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, components of our retail stores reporting segment, were below their carrying values. We performed step two of the goodwill impairment test to measure the goodwill impairment loss specific to these three reporting units. Under step two, the fair values of all Gymboree Retail, Gymboree Outlet and Crazy 8 reporting unit tangible and intangible assets and liabilities were estimated for the purpose of deriving an estimate of the implied fair value of goodwill for each reporting unit. The implied fair value of each reporting unit’s goodwill was then compared to its carrying value to determine the amount of goodwill impairment.

The goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors and reporting unit specific developments. We primarily used an income approach to value these reporting units. The discount rates used in the income approach ranged from 13.0% to 15.5%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on analysis of multiples for comparable public companies. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

During the third quarter of 2014, we concluded that there was goodwill impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units of $252.3 million, $67.2 million and $59.3 million, respectively. We also recorded a $212.6 million impairment charge in the third quarter of fiscal 2014 related to trade names of our retail stores segment, which is included as a component of goodwill and intangible asset impairment. The impairment charges are subject to finalization of fair values, which we will complete in the fourth quarter of fiscal 2014. We believe that the preliminary estimate of impairment is reasonable and represents our best estimate of the impairment charge to be incurred; however, it is possible that material adjustments to the preliminary estimate may be required as the analysis is finalized.

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

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net loss attributable to The Gymboree Corporation	$(522,075)	$(23,985)	$(566,659)	$(35,871)
Reconciling items (a):
Interest expense	20,768	20,483	61,597	61,352
Interest income	(14)	(41)	(80)	(114)
Income tax (benefit) expense	(78,023)	15,917	(76,633)	9,202
Depreciation and amortization (b)	10,477	10,874	32,281	34,156
Non-cash share-based compensation expense	1,120	1,443	3,389	4,417
Loss on disposal/impairment on assets	2,186	3,712	6,041	5,583
Loss on extinguishment of debt	—	834	—	834
Goodwill and intangible asset impairment	591,396	—	591,396	—
Acquisition-related adjustments (c)	2,771	3,890	8,678	11,882
Other (d)	1,181	775	1,369	3,238

Adjusted EBITDA	$29,787	$33,902	$61,379	$94,679

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.
(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$384	$383	$1,151	$3,025
Amortization of below and above market leases (impacts COGS)	(237)	(348)	(724)	(1,110)

	$147	$35	$427	$1,915

(c) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$2,058	$2,217	$6,189	$6,675
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	713	974	2,489	3,069
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	—	699	—	2,138

	$2,771	$3,890	$8,678	$11,882

(d) Other is comprised of restructuring charges, a non-recurring change in reserves, and other non-recurring items.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
November 1, 2014	$4,682	$134	$0.89
February 1, 2014	$15,368	$348	$0.90
November 2, 2013	$3,800	$107	$0.97

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of November 1, 2014, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of November 1, 2014, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Notes 6 and 7 to the condensed consolidated financial statements included elsewhere in this quarterly report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of November 1, 2014, February 1, 2014, and November 2, 2013, accumulated other comprehensive loss included approximately $8.8 million, $9.5 million and $10.3 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

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

Changes in Internal Control over Financial Reporting

During the third quarter of the Company’s fiscal 2014, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

10.1	Offer Letter, dated as of October 16, 2014, by and between The Gymboree Corporation and Andrew North. (1)

10.2	Offer Letter, dated as of October 14, 2014, by and between The Gymboree Corporation and Maxine Clark. (2)

10.3	Offer Letter, dated as of October 14, 2014, by and between The Gymboree Corporation and Mark Weikel. (3)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(2)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(3)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE GYMBOREE CORPORATION (Registrant)

December 15, 2014	By:	/s/ Mark Breitbard
Date		Mark Breitbard
Chief Executive Officer

Exhibit Index

Exhibit Number	Description

10.1	Offer Letter, dated as of October 16, 2014, by and between The Gymboree Corporation and Andrew North. (1)

10.2	Offer Letter, dated as of October 14, 2014, by and between The Gymboree Corporation and Maxine Clark. (2)

10.3	Offer Letter, dated as of October 14, 2014, by and between The Gymboree Corporation and Mark Weikel. (3)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended November 1, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(2)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(3)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.