Form 10-K
period 2015-01-31
GYMBOREE CORP
filed 2015-05-01
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED January 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 000-21250

THE GYMBOREE CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	94-2615258
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Howard Street, San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 278-7000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☒    No  ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 30, 2015, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE GYMBOREE CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. You can generally identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or other similar expressions. All statements we make relating to: future sales, the number of stores we expect to open, including through franchisees, costs and expenses, including our estimates and plans for capital expenditures in 2015, and gross profit percentages; the continuation of historical trends; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. Each forward-looking statement contained in this annual report is subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Applicable risks and uncertainties include, among others, those identified under “Item 1A, Risk Factors,” and elsewhere in this annual report. We encourage you to carefully read these risk factor disclosures. We caution investors not to place considerable reliance on the forward-looking statements contained in this annual report. These statements, like all statements in this annual report, speak only as of the date of this annual report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments, except as otherwise required by law.

PART I

Item 1. Business

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992. We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories under the Gymboree®, Janie and Jack® and Crazy 8® brands. Our brands operate in retail store locations, including outlets, online and franchise channels and are in multiple geographies in the global retail marketplace. We also offer directed parent-child developmental play programs at franchised and Company-operated Gymboree Play & Music® centers in multiple geographies. Gymboree retail stores are operated in China by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”), while Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) is Gymboree Play & Music’s master franchisee in China. Gymboree China and Gymboree Tianjin are indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”). Gymboree China and Gymboree Tianjin have been determined to be variable interest entities (collectively the “VIEs”), and we are a member of a related party group that controls the VIEs and absorbs the economics of the VIEs. However, we have no ownership interest in the VIEs. For further information refer to Note 18 in the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

Gymboree: Gymboree celebrates childhood with fun, age-appropriate apparel and accessories for boys and girls. One-of-a-kind collections feature mix-and-match colors, patterns and graphics, detailed embellishments, comfort, and durability in sizes newborn through 12. Gymboree Outlet stores provide similar high-quality, mix-and-match children’s apparel and accessories in the same size ranges but at outlet prices.

Janie and Jack: Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls in sizes newborn through 12. Fine fabrics, hand made quality and details such as hand-embroidery and classic prints are utilized to create timeless looks. Shops have a European style reminiscent of a small Parisian boutique.

Crazy 8: Crazy 8 offers cool clothes that kids want to wear and great deals that parents love. Styles are designed for kids who like to wear clothes their own way and for parents who want ease and affordability. Crazy 8 offers exceptional value without sacrificing quality in sizes 6 months through 14 years.

Gymboree Play & Music: Gymboree Play & Music offers children ages newborn through five the opportunity to explore, learn and play in an innovative parent-child program. Gymboree Play & Music offers an array of classes developed by early childhood experts as well as birthday parties and developmental toys, books and music.

As of January 31, 2015, we operated a total of 1,326 retail stores, as follows:

	United States	Canada	Australia	Puerto Rico	Total
Gymboree® stores	554	48	5	1	608
Gymboree Outlet stores	168	—	—	1	169
Janie and Jack® shops (including Janie and Jack outlets)	147	—	—	—	147
Crazy 8® stores (including Crazy 8 outlets)	402	—	—	—	402

	1,271	48	5	2	1,326

We also operate 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. Our online stores offer the entire Gymboree, Janie and Jack and Crazy 8 product offerings, respectively. Each of our brands serves customers through its store and online channels, allowing us to execute on our omnichannel strategy where customers can shop in retail stores and online through desktop or mobile devices. Our omnichannel experience offers our customers the capability to shop for substantially the same products, at the same pricing and promotions regardless of where they shop. We also have a policy whereby retail stores order merchandise for customers from the online stores and we allow customers to return merchandise purchased online at traditional retail stores.

In addition, as of January 31, 2015, overseas franchisees and Gymboree China operated 89 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	61	24	85
Janie and Jack® shops	1	—	1
Crazy 8® stores	3	—	3

	65	24	89

(1)	Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

We also operated 698 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries.

Suppliers

The majority of our apparel is manufactured to our specifications by over 190 independent manufacturers located primarily in Asia (principally China (28%), Indonesia (20%), Vietnam (12%), Bangladesh (11%), and India (6%) for the fiscal year ended January 31, 2015). All product purchases are denominated in U.S. dollars. One buying agent manages a substantial portion of our inventory purchases (approximately 82% for the fiscal year ended January 31, 2015). We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. Factories typically undergo annual audits for social accountability by independent third parties. In addition, all of our products undergo a quality audit performed by third parties.

Seasonality and Competition

Our operations are seasonal in nature, with sales from retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2014, 2013, and 2012, the fourth quarter accounted for approximately 31%, 28%, and 31%, respectively, of net sales from retail operations respectively.

Our apparel brands compete on a national level with Carter’s, The Children’s Place, BabyGap and GapKids (divisions of Gap Inc.), department stores operating in malls, outlet centers or street locations, discount retail chains such as Old Navy (a division of Gap Inc.), Wal-Mart and Target, as well as with a wide variety of local and regional specialty stores, with other retail chains, and with children’s retailers that sell their products by mail order, online or through outlet malls. The principal factors affecting competition for retail sales are product design, product quality, brand image, customer service and pricing. Our goal is to provide our customers with high-quality apparel at a price that reflects excellent value. We design and produce apparel primarily for sale at our retail and online stores as well as for our overseas franchisees.

Trademark and Service Marks

In the United States, we are the owner of a number of trademarks and service marks, including the trademarks and service marks “Gymboree,” “Janie and Jack,” “Crazy 8” and “Gymboree Play & Music,” and the trademarks “Gymbo” and “Gymbucks.” These marks and certain other of our marks are registered with the United States Patent and Trademark Office. The mark “Gymboree”

is also registered, or is the subject of pending applications, in approximately 98 foreign countries. All other trademarks or service marks appearing in this annual report that are not identified as marks owned by us are the property of their respective owners. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. The Company’s rights in the “Gymboree,” “Janie and Jack” and “Crazy 8” marks and other marks are a significant part of its business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other material challenges to our right to use the “Gymboree,” “Janie and Jack” and “Crazy 8” marks in the United States.

We use a number of other trademarks, certain of which have been registered with the U.S. Patent and Trademark Office and in certain foreign countries. We believe that our registered and common-law trademarks have significant value to our business and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

Employees

As of January 31, 2015, we had approximately 5,921 full-time equivalents made up of 14,080 full and part-time employees. A significant number of seasonal employees are hired during each holiday selling season. None of our employees are represented by a labor union.

Segment and International Financial Information

Certain financial information about our reportable segments and international areas is set forth under the heading “Segment Information” in Note 17 to the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

As a result of the Transactions (as defined under “Item 6. Selected Financial Data”), we are highly leveraged. The following chart shows our indebtedness as of January 31, 2015:

January 31, 2015
($ in millions)
Term Loan(1)	$769.1
ABL Facility(1)	33.0
9.125% senior notes due 2018 (“Notes”)	346.0

Total indebtedness	$1,148.1

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

Our Senior Credit Facilities and the indenture governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants provide certain limits on, but do not prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, enter into sale-leaseback transactions, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. Further, our ability to comply with such covenants under the indenture may be affected by actions taken by the variable interest entities which we do not control, but the results of which we have consolidated into our financial statements and which are treated as restricted subsidiaries under the indenture governing the Notes (see Note 18 to the consolidated financial statements included elsewhere in this annual report). In addition to the foregoing covenants, under certain circumstances, the ABL Facility requires us to satisfy a financial test. Our ability to satisfy this test may be affected by events outside of our control.

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

We require a significant amount of cash to service our indebtedness and fund our other liquidity needs, and our ability to generate sufficient cash depends on many factors beyond our control.

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

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our Senior Credit Facilities and the indenture governing the Notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under our Senior Credit Facilities and seek such a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Risks Related to the Business

Global economic conditions may adversely affect our financial performance.

During the recent economic recession, global financial markets experienced extreme volatility, disruption and credit contraction. The volatility and disruption to the capital markets significantly and adversely affected global economic conditions, resulting in additional significant recessionary pressures and declines in employment levels, consumer and business confidence, disposable income and actual and perceived wealth. Demand for children’s apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending. Although there have been some recent improvements, continuing or worsened adverse economic conditions, including higher unemployment, gasoline, energy and health care costs, taxes and tighter credit, could continue to affect consumer confidence and discretionary consumer spending adversely and may adversely affect our sales, cash flows and results of operations. Additionally, renewed turmoil in the financial and credit markets could adversely affect our costs of capital and the sources of liquidity available to us.

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

Historically, a significant portion of our retail sales have been realized during the holiday season in the months of November and December. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns could result in lower-than-expected sales during these periods. Such circumstances could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plan for, in particular, the third or fourth quarter of any fiscal year could have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year in which sales are less concentrated. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of increased holiday business volume, a shortfall in expected sales during that period could result in a disproportionate decrease in our earnings.

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

Our products are subject to consumer product safety laws, as well as regulations and standards with respect to product quality and safety set by various U.S., state and international government regulatory authorities, including the U.S. Consumer Product Safety Commission. New consumer product safety laws or changes to existing laws and regulations may make certain products unsalable or require us to incur significant compliance costs, which could have a material adverse effect on our earnings. Our inability, or that of our vendors or manufacturers, to comply on a timely basis with such laws and regulatory requirements could result in significant fines or penalties, which could adversely affect our reputation and earnings.

Although we currently test products sold in our stores and at our Gymboree Play & Music sites, we have in the past recalled and may in the future need to recall products that we determine may present safety issues. Any such recall would be costly. If we or the U.S. Consumer Product Safety Commission recall a product sold in our stores, we could incur significant expense, experience negative publicity and be forced to defend product liability lawsuits, any of which could have a material adverse effect on our reputation, financial position and earnings.

Increased production costs may adversely affect our results.

We are affected by inflation and changing prices primarily through purchasing products from our global suppliers, increased operating costs and expenses, and fluctuations in interest rates. Increases in energy costs, which can be volatile, may also result in an increase in our transportation costs for distribution, utility costs for our stores, and costs to purchase our products from suppliers. If our customers are resistant to paying higher prices for our products, and if we are unable to absorb increased costs of goods by reducing our manufacturing or supply chain costs or lowering our overall cost structure, our profitability may be materially adversely affected.

Competition and the strength of our competitors may impair our ability to maintain or grow our sales and adversely affect our operating results.

The apparel segment of the specialty retail industry is highly competitive, and retailers are constantly adjusting their promotional activity and pricing strategies in response to changing conditions. E-commerce, including online flash sale sites and mobile applications, is rapidly evolving and, if we do not keep pace, our business, prospects and results of operations could be adversely affected. The principal factors of competition for retail sales are product design, product quality, brand image, customer service and pricing. Our Gymboree, Janie and Jack and Crazy 8 brands compete on a national level with Carter’s, The Children’s Place, BabyGap and GapKids (divisions of Gap Inc.), department stores operating in malls, outlet centers or street locations, discount retail chains such as Old Navy (a division of Gap Inc.), Wal-Mart and Target, as well as a wide variety of local and regional specialty stores, other retail chains, and children’s retailers that sell their products by mail order, online or through outlet malls. Many of these competitors are larger than us and have substantially greater financial, marketing and other resources. As a result, these competitors may be able to adapt to changes in customer preferences more quickly, take advantage of acquisition and other opportunities more readily, devote greater resources to the marketing and sale of their products and adopt more aggressive pricing strategies than we can. Increased competition may put deflationary pressure on our sales prices, reduce sales and gross margins, and increase operating expenses, each of which could have a material adverse effect on our operating results.

Because we purchase our products abroad, our business is subject to heightened risks associated with international business.

Our products are currently manufactured to our specifications by independent factories located primarily in Asia. As a result, our business is subject to the risks generally associated with doing business abroad, currency fluctuations, adverse conditions such as epidemics, natural disasters, wars, acts of terrorism, social or political unrest, disruptions or delays in transportation or customs clearance, local business practices and changes in economic conditions in countries in which our suppliers are located. We cannot predict the effect of such factors on our business relationships with foreign suppliers or on our ability to deliver products into our stores in a timely manner. If even a small portion of our current foreign manufacturing sources or textile mills were disrupted or were to cease doing business with us for any reason, such actions could have a material adverse effect on our operating results and financial position. If we experience significant increases in demand or need to replace an existing vendor, there can be no assurance that additional manufacturing capacity will be available when required on terms that are acceptable to us, or at all, or that any vendor would allocate sufficient capacity to us in order to meet our requirements.

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

Furthermore, our business is subject to risks associated with foreign governmental regulations, including without limitation exposure to potential liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, compliance with laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, restrictions on pricing or discounts and similar laws and regulations in other jurisdictions. Although we have implemented policies and procedures to facilitate our compliance with U.S. and foreign laws and regulations relating to doing business in foreign markets and importing merchandise from various countries, there can be no assurance that our policies and procedures will be effective or that foreign vendors and other third parties with whom we do business will not violate such laws and regulations or our policies. If our policies and procedures are not effective or if there is significant or continuing noncompliance with such standards and laws by one or more vendors, it could have a negative impact on our reputation, could subject us to liability and could have an adverse effect on our results of operations.

Labor disputes at ports can disrupt shipping and transportation channels, leading us to incur significantly higher freight costs and delay us getting products to market.

The majority of our products are manufactured outside of our principal sales markets. As a result, our products must be transported by third parties over large geographical distances. Shortages in ocean or air freight capacity and volatile fuel costs can result in rapidly changing transportation costs. For example, disruption to shipping and transportation channels due to labor disputes at ports on the west coast of the United States could cause us to rely more heavily on airfreight to achieve timely delivery to our customers, resulting in significantly higher freight costs. We may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our results of operations. Furthermore, shipping disruptions and delays could also negatively impact sales as each of our brands has significant elements that are seasonal in nature, especially the Gymboree brand, which is known for its mix and match colors and patterns and graphics.

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

Our reputation and business may be harmed if our or our vendors’ computer network security or any of the databases containing customer or other personal information maintained by us or our third-party providers is compromised, which could materially adversely effect of our results of operations.

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

We fulfill online customer orders for www.gymboree.com through a third-party fulfillment center in Ohio, which we operate through an outsourced arrangement. The arrangement provides us with warehousing, fulfillment and logistics services for these online orders. The arrangement requires us to rely on a third party for critical business functions. If this third party is unable to successfully operate the fulfillment center under this arrangement, we may experience a material adverse effect on our business and operating results.

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

Our operations depend on our ability to maintain and protect the computer systems we use to manage our purchase orders, store inventory levels, web applications, accounting functions and other critical aspects of our business. Our systems are vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures and similar events. We have computer systems in each of our stores, with the main corporate and retail database servers for our systems located in San Francisco, California, our logistics system located in Dixon, California, and additional web site support systems located in Redwood City, California, which are located on or near known earthquake fault zones. An earthquake or other disaster could have a material adverse impact on our business and operating results not only by damaging our stores or corporate headquarters, but also by damaging our main servers, which could disrupt our business for an indeterminate length of time. Our applications and systems are fully redundant, however our disaster recovery planning may not be sufficient. In addition, we may have inadequate insurance coverage to compensate for any related losses and expenses. Any of these events could damage our reputation, disrupt our business and be expensive to remedy.

Our online businesses face distinct operating risks.

The successful operation of our online businesses depends on efficient and uninterrupted operation of our order-taking and fulfillment operations. Disruptions or slowdowns in these areas could result from disruptions in telephone service or power outages, loss of internet connectivity, inadequate system capacity, system issues, computer viruses, human error, changes in programming, credit card fraud, natural disasters or adverse weather conditions. Our online businesses are generally vulnerable to additional risks and uncertainties associated with the Internet, including changes in required technology and other technical failures, as well as changes in applicable federal and state regulations, security breaches, and consumer privacy concerns. Problems in any of these areas, especially if such problems occur during the holiday season, could result in a reduction in sales, increased costs and damage to our reputation and brands.

Our ability to successfully implement significant information technology systems is critical to our business.

We rely on our existing management information systems, including software programs, in operating and monitoring all major aspects of our business, including omnichannel, sales, distribution, purchasing, inventory control, merchandising planning and replenishment, as well as various financial systems.

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

Our ability to deliver strong comparable sales results and margins depends in large part on accurately forecasting demand and fashion trends, selecting effective marketing techniques, providing an appropriate mix of merchandise for our customer base, managing inventory effectively, using effective pricing strategies, optimizing store performance, and retaining our store associates. Failure to meet the expectations of investors, securities analysts, or credit rating agencies in one or more future periods could cause our credit ratings to decline.

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

We are also subject to sales and use taxes, as well as other local taxes, in applicable jurisdictions in the United States, Canada, China, Australia, Puerto Rico and South Korea. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may adversely impact the ultimate settlement of these tax positions and our financial results.

Currency exchange rate fluctuations may adversely affect our business and operating results.

There has been significant volatility in the value of the U.S. dollar against other foreign currencies in the recent past. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas (primarily from China, Indonesia, Vietnam, Bangladesh and India). Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our apparel by making their purchases of raw materials more expensive and more difficult to finance. Such fluctuations could have a material adverse effect on our business and earnings.

The loss of our key buying agent or one or more of our suppliers could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

One buying agent manages a substantial portion of our inventory purchases (approximately 82% in fiscal year 2014). The loss of this buying agent could result in delays in procuring inventory, which could result in a material adverse effect on our business and operating results. In addition, we have no long-term contracts with suppliers and typically transact business on an order-by-order basis, which provides us little pricing protection and could make it easier for a supplier to stop supplying us.

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

We have entered into franchise agreements with unaffiliated third parties to operate stores in certain countries in the Middle East, South Korea and Latin America and with our affiliate (which we do not control) to operate stores in China. Under these agreements, third parties operate stores that sell apparel, purchased from us, primarily under the Gymboree name. We have limited experience managing apparel retail franchise relationships and these arrangements may ultimately not be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our international expansion efforts. The effect of these arrangements on our business and operating results is uncertain and will depend upon various factors, including the demand for our products in new markets and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these parties do not operate their stores in a manner consistent with our requirements regarding our Gymboree brand identity and customer experience standards, or with laws and regulations regarding consumer and data protection and privacy, the value of our brands could be impaired. A failure to protect the value of our brands or any other harmful acts or omissions by a franchisee could have an adverse effect on our operating results and our reputation.

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

We outsource the fulfillment of www.gymboree.com online customer orders to a third-party fulfillment center in Ohio, under an operating services agreement, which ends in the second quarter of fiscal 2019. The agreement provides us with approximately 314,000 square feet of leased space used for warehousing, fulfillment and logistics services.

As of January 31, 2015, our 1,326 stores included an aggregate of approximately 2,752,000 square feet of space. Store leases typically have 10-year terms and typically include a termination clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 149, 160 and 149 store leases will come up for renewal during fiscal 2015, 2016 and 2017, respectively. We are also in the process of negotiating lease terms for approximately 74 stores currently operating under month-to-month terms. See Note 10 to the consolidated financial statements included elsewhere in this annual report.

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

During fiscal 2014 and 2013, we paid cash dividends on our common stock in aggregate amounts of $0.2 million and $7.6 million, respectively, to Parent. We do not have an established annual dividend policy. We may issue dividends to our shareholders from time to time, but are under no obligation to do so, and would do so only to the extent permitted under financing documents and approved by our Board of Directors.

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data at the dates and for the periods indicated below and has been derived from our historical audited consolidated financial statements.

On November 23, 2010 (the “Transaction Date”), we completed a merger (the “Merger”) with Giraffe Acquisition Corporation (“Acquisition Sub”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc. (“Parent”) and Acquisition Sub, a wholly owned subsidiary of Parent, with the Merger funded through a combination of debt and equity financing (collectively, “the Transactions”). We are continuing as the surviving corporation and 100%-owned indirect subsidiary of Parent. Investment funds sponsored by Bain Capital own a controlling interest in Parent. The following selected historical consolidated financial data are presented for the Predecessor and Successor periods, which relate to the periods preceding and succeeding the Transaction Date, respectively.

The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained in this annual report.

	Successor				Successor	Predecessor
	Fiscal Year Ended
	January 31,	February 1,	February 2,	January 28,	November 23, 2010 to	January 31, 2010 to
	2015	2014	2013	2012	January 29, 2011	November 22, 2010
Statement of operations data (in thousands):
Net sales:
Retail	$1,178,476	$1,197,176	$1,234,993	$1,164,171	$244,287	$814,863
Gymboree Play & Music	30,908	25,685	23,941	13,885	2,814	10,847
Retail Franchise	19,356	21,708	16,730	10,232	447	925
Other	—	—	—	—	—	248

Total net sales	1,228,740	1,244,569	1,275,664	1,188,288	247,548	826,883
Cost of goods sold, including buying and occupancy expenses	(760,192)	(768,555)	(794,272)	(728,346)	(184,483)	(431,675)

Gross profit	468,548	476,014	481,392	459,942	63,065	395,208
Selling, general and administrative expenses	(448,356)	(443,923)	(411,742)	(380,141)	(78,843)	(307,361)
Goodwill and intangible asset impairment	(591,396)	(157,189)	—	(28,300)	—	—

Operating (loss) income	(571,204)	(125,098)	69,650	51,501	(15,778)	87,847
Interest income	245	186	177	168	36	295
Interest expense	(82,378)	(81,558)	(85,640)	(89,807)	(17,387)	(248)
Loss on extinguishment of debt	—	(834)	(214)	(19,563)	—	—
Other income (expense), net	(594)	(503)	(12)	(109)	53	119

(Loss) income before income taxes	(653,931)	(207,807)	(16,039)	(57,810)	(33,076)	88,013
Income tax benefit (expense)	73,820	1,456	5,636	6,626	10,032	(36,449)

Net (loss) income	(580,111)	(206,351)	(10,403)	(51,184)	(23,044)	51,564
Net loss attributable to noncontrolling interest	6,006	3,324	2,561	5,839	—	—

Net (loss) income attributable to The Gymboree Corporation	$(574,105)	$(203,027)	$(7,842)	$(45,345)	$(23,044)	$51,564

Cash flows (in thousands):
Net cash (used in) provided by operating activities	$(21,758)	$74,871	$73,794	$91,545	$21,080	$90,951
Net cash used in investing activities	(31,942)	(53,126)	(48,693)	(38,212)	(1,833,408)	(43,452)
Net cash provided by (used in) financing activities	33,336	(16,634)	(69,926)	(7,723)	1,648,690	(110,655)
Capital expenditures	(31,992)	(52,632)	(47,851)	(36,565)	(5,054)	(42,214)

Balance sheet data (in thousands):
Cash and cash equivalents	$18,520	$39,429	$33,328	$77,910	$32,124	$	*
Accounts receivable, net	25,248	21,882	27,542	27,277	13,669		*
Working capital	42,960	68,275	129,856	169,879	113,936		*
Property and equipment, net	182,431	206,308	205,325	202,152	212,491		*
Total assets	1,187,943	1,840,104	2,043,213	2,113,787	2,088,125		*
Total debt and line of credit borrowings	1,147,048	1,113,742	1,138,455	1,211,800	1,215,991		*
Total (deficit) equity	(332,265)	249,142	441,637	448,639	485,811		*

Operating data (a):
Number of stores at end of period	1,326	1,323	1,262	1,149	1,065	1,062
Net sales per gross square foot at period-end (b)	$425	$434	$476	$499	$114	$380
Net sales per store (c)	$882,915	$899,489	$975,734	$1,011,940	$229,000	$762,000

Comparable store net sales (a) (d):
Including comparable online sales	-3%	-6%	-2%	4%	*		*
Excluding comparable online sales	-4%	-8%	-4%	3%	*		*

Other financial data (in thousands):
Adjusted EBITDA (e)	$93,650	$119,672	$161,845	$192,585	$57,912	$179,040

*	Information not available for this period.
(a)	Operating data and comparable store net sales excludes retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China.
(b)	Equals net sales from the Company’s retail stores and online stores, divided by total square feet of store space as of each date presented.
(c)	Equals net sales from the Company’s retail stores and online stores, divided by stores open as of each date presented.
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

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of January 31, 2015, we operated a total of 1,326 retail stores, as follows:

	United States	Canada	Australia	Puerto Rico	Total
Gymboree® stores	554	48	5	1	608
Gymboree Outlet stores	168	—	—	1	169
Janie and Jack® shops (including Janie and Jack outlets)	147	—	—	—	147
Crazy 8® stores (including Crazy 8 outlets)	402	—	—	—	402

	1,271	48	5	2	1,326

In addition, as of January 31, 2015, we operated online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com. Overseas franchisees and Gymboree China operated 89 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	61	24	85
Janie and Jack® shops	1	—	1
Crazy 8® stores	3	—	3

	65	24	89

(1)	Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

We also offer directed parent-child developmental play programs under the Gymboree Play & Music brand at 698 franchised and Company-operated centers in the United States and 41 other countries.

Fiscal 2014 Highlights

Total net sales decreased $15.8 million or 1.3% during fiscal 2014 compared to fiscal 2013. This decline was driven by a $47.4 million or 8.1% decrease in net sales in the first half of fiscal 2014. Despite incremental sales from net new doors of $11.3 million, we experienced a comparable store sales (including online sales) decline of 10% in the first half of fiscal 2014 as a result of fewer transactions, higher levels of promotional activity and lower levels of markdown inventory to drive sales. Net sales in the second half of fiscal 2014 increased by $31.6 million or 4.8% as a result of net new door growth of $11.7 million, a comparable store sales (including online sales) increase of 3%, and initiatives to enhance our product and inventory management disciplines, further differentiate our brands, particularly Crazy 8 from Gymboree, improve store execution and omnichannel experience. We also focused on initiatives to streamline certain processes and achieve other efficiencies, such as narrowing our sourcing base. Additionally, in the fourth quarter of fiscal 2014, we finalized a comprehensive strategy to improve the performance of our Gymboree brand, which we believe will favorably impact the brand in fiscal 2015.

Our Adjusted EBITDA decreased to $93.7 million in fiscal 2014 from $119.7 million in fiscal 2013, a decrease of $26.0 million or 21.7%. Performance in the first half of fiscal 2014 was challenging as described above, however, in the second half of 2014, Adjusted EBITDA increased to $62.1 million from $58.9 million in the second half of 2013, an increase of $3.2 million or 5.4%.

The following table summarizes store openings and closures by brand and country for the fiscal year ended January 31, 2015 (“fiscal 2014”). Note that (i) all Janie and Jack and Crazy 8 stores are in the United States, and (ii) retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of	Store	Store	Store Count as of
	February 1, 2014	Openings	Closures	January 31, 2015
Gymboree US	576	7	(29)	554
Gymboree Canada	43	5	—	48
Gymboree Australia	6	—	(1)	5
Gymboree Puerto Rico	1	—	—	1

Total Gymboree	626	12	(30)	608

Gymboree Outlet	165	7	(4)	168
Gymboree Outlet Puerto Rico	2	—	(1)	1

Total Gymboree Outlet	167	7	(5)	169

Janie and Jack (including Janie and Jack outlets)	140	13	(6)	147
Crazy 8 (including Crazy 8 outlets)	390	17	(5)	402

Total	1,323	49	(46)	1,326

We plan to open approximately 12 new stores in fiscal 2015, primarily in our Janie and Jack and Gymboree Outlet brands, and close approximately 30 to 40 stores. We expect our international franchise partners to open approximately 15 to 20 franchise stores in fiscal 2015.

Our year-end is the Saturday closest to January 31. Fiscal 2014 and 2013, which included 52 weeks each, ended on January 31, 2015 and February 1, 2014, respectively. Fiscal 2012, which included 53 weeks, ended on February 2, 2013. Management estimates that the 53rd week of fiscal 2012 did not contribute a material amount to operating income.

Results of Operations

Consolidated statements of operations data as a percentage of total net sales for each fiscal year were as follows (amounts in thousands):

	January 31, 2015		February 1, 2014		February 2, 2013
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$1,178,476	95.9%	$1,197,176	96.2%	$1,234,993	96.8%
Gymboree Play & Music	30,908	2.5%	25,685	2.1%	23,941	1.9%
Retail Franchise	19,356	1.6%	21,708	1.7%	16,730	1.3%

Total net sales	1,228,740	100.0%	1,244,569	100.0%	1,275,664	100.0%
Cost of goods sold, including buying and occupancy expenses	(760,192)	(61.9)%	(768,555)	(61.8)%	(794,272)	(62.3)%

Gross profit	468,548	38.1%	476,014	38.2%	481,392	37.7%
Selling, general and administrative expenses	(448,356)	(36.5)%	(443,923)	(35.7)%	(411,742)	(32.3)%
Goodwill and intangible asset impairment	(591,396)	(48.1)%	(157,189)	(12.6)%	—	—

Operating (loss) income	(571,204)	(46.5)%	(125,098)	(10.1)%	69,650	5.5%
Interest income	245	—	186	—	177	—
Interest expense	(82,378)	(6.7)%	(81,558)	(6.6)%	(85,640)	(6.7)%
Loss on extinguishment of debt	—	—	(834)	(0.1)%	(214)	—
Other (expense) income, net	(594)	—	(503)	—	(12)	—

Loss before income taxes	(653,931)	(53.2)%	(207,807)	(16.7)%	(16,039)	(1.3)%
Income tax benefit	73,820	6.0%	1,456	0.1%	5,636	0.4%

Net loss	(580,111)	(47.2)%	(206,351)	(16.6)%	(10,403)	(0.8)%
Net loss attributable to noncontrolling interest	6,006	0.5%	3,324	0.3%	2,561	0.2%

Net loss attributable to The Gymboree Corporation	$(574,105)	(46.7)%	$(203,027)	(16.3)%	$(7,842)	(0.6)%

Fiscal 2014 compared to Fiscal 2013

Net Sales

Total net sales decreased $15.8 million or 1.3% during fiscal 2014 compared to fiscal 2013. This decline was primarily driven by a decrease in net retail sales.

Net retail sales for fiscal 2014 decreased to $1.18 billion from $1.20 billion compared to fiscal 2013, a decrease of $18.7 million, or 1.6%, primarily due to a decrease in comparable store sales (including online sales) of 3%, partially offset by net new door growth of $23.1 million. Comparable store sales (excluding online sales) decreased by 4% in fiscal 2014 compared to the same period in the prior year. Total net stores increased to 1,326 as of fiscal year-end 2014 from 1,323 as of fiscal year-end 2013. Total square footage increased to approximately 2.8 million square feet as of fiscal year-end 2014 from approximately 2.7 million square feet as of fiscal year-end 2013.

Gymboree Play & Music net sales for fiscal 2014 increased to $30.9 million from $25.7 million in the same period last year, an increase of $5.2 million or 20.3%, primarily due to growth in China.

Retail franchise net sales for fiscal 2014 decreased to $19.4 million from $21.7 million in the same period last year, a decrease of $2.4 million or 10.8%, primarily due to lower sales to our franchisee in the Middle East region. As of fiscal year-end 2014, our overseas franchisees operated 89 stores compared to 71 stores as of the end of the same period last year.

Gross Profit

Gross profit for fiscal 2014 decreased to $468.5 million from $476.0 million in fiscal 2013, primarily as a result of the net sales decrease described above. As a percentage of net sales, gross profit for fiscal 2014 decreased by 10 basis points to 38.1% from 38.2% in the same period last year primarily due to deleveraging of buying and occupancy expenses and increased promotional activity. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold (“COGS”), our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $43.1 million and $37.9 million during fiscal 2014 and 2013, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A increased to $448.4 million for fiscal 2014 compared to $443.9 million in the same period last year. As a percentage of net sales, SG&A expenses increased 80 basis points to 36.5% for fiscal 2014 from 35.7% in the same period last year primarily due to a deleveraging of expenses on lower comparable store sales, increased expenses related to our third-party fulfillment center which commenced operations during the third quarter of fiscal 2013, and incremental marketing expenses.

Goodwill and Intangible Asset Impairment

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflected slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we recorded non-cash goodwill impairment charges of $252.3 million, $67.2 million and $59.3 million related to the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, respectively, during the third quarter of fiscal 2014. In addition, we recorded a non-cash impairment charge of $212.6 million related to trade names in our retail stores segment during the third quarter of fiscal 2014.

During fiscal 2013, we recorded non-cash goodwill impairment charges of $85.3 million, $38.8 million, and $16.1 million related to the Crazy 8, Gymboree Retail, and Gymboree Outlet reporting units, respectively. The impairment of goodwill was primarily driven by weak results in fiscal 2013, particularly in the fourth quarter. During fiscal 2013, we also recorded a non-cash impairment charge of $17.0 million related to trade names in our retail stores segment.

These impairment charges do not have an effect on our business operations, liquidity or financial covenants.

Interest Expense

Interest expense increased to $82.4 million during fiscal 2014 compared to $81.6 million during fiscal 2013. The increase of $0.8 million was primarily related to our interest rate caps.

Loss on Extinguishment of Debt

During fiscal 2013, we repurchased Notes with an aggregate principal amount of $25.0 million for $24.8 million in cash, which resulted in a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs. We did not repurchase any Notes during fiscal 2014.

Income Taxes

The effective tax rate for fiscal 2014 and 2013 was 11.3% (benefit) and 0.7% (benefit), respectively. The change in effective tax rate as of fiscal year-end 2014 was related to goodwill and trade name impairment charges. The change in effective tax rate as of fiscal year-end 2013 was due to recording a valuation allowance against net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized (see Note 12 to the consolidated financial statements included elsewhere in this annual report).

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of January 31, 2015 and February 1, 2014, our valuation allowance against deferred tax assets was $58.6 million and $31.9 million, respectively. The valuation allowance as of January 31, 2015 represents a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Fiscal 2013 compared to Fiscal 2012

Net Sales

Net retail sales for fiscal 2013 decreased to $1.20 billion from $1.23 billion in fiscal 2012, a decrease of $37.8 million, or 3.1%, primarily due to lower comparable store sales. Comparable store sales (including online sales) decreased by 6% in fiscal 2013 compared to fiscal 2012. Comparable store sales (excluding online sales) decreased by 8% in fiscal 2013 compared to fiscal 2012. Total net stores increased to 1,323 as of fiscal year-end 2013 from 1,262 as of fiscal year-end 2012. Total square footage increased to approximately 2.7 million square feet in fiscal 2013 from approximately 2.6 million square feet in fiscal 2012.

Gymboree Play & Music net sales for fiscal 2013 increased to $25.7 million from $23.9 million in fiscal 2012, an increase of $1.7 million or 7.3%. This increase was primarily due to increased equipment and product sales.

Retail franchise net sales for fiscal 2013 increased to $21.7 million from $16.7 million in fiscal 2012 year, an increase of $5.0 million or 29.8%. As of fiscal year-end 2013, our overseas franchisees operated 68 Gymboree stores (including 17 Gymboree retail stores operated by Gymboree China) and 3 Crazy 8 stores, compared to 56 Gymboree stores (including 12 Gymboree retail stores operated by Gymboree China) as of the end of fiscal year-end 2012.

Gross Profit

Gross profit for fiscal 2013 decreased to $476.0 million from $481.4 million in fiscal 2012. As a percentage of net sales, gross profit for fiscal 2013 increased 0.5 percentage points to 38.2% from 37.7% in fiscal 2012. The increase in gross profit as a percentage of net sales was due to lower product costs, partially offset by deleveraging of buying and occupancy expenses and increased promotional activity. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $37.9 million and $33.4 million during fiscal 2013 and 2012, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A increased to $443.9 million for fiscal 2013 compared to $411.7 million in fiscal 2012. As a percentage of net sales, SG&A expenses increased 3.4 percentage points to 35.7% for fiscal 2013 from 32.3% in fiscal 2012 primarily due to a deleveraging of expenses on lower comparable store sales, asset impairment charges described below, and investments in corporate infrastructure, partially offset by lower amortization expense of acquisition-related intangibles.

During fiscal 2013 and 2012, we recorded a non-cash impairment charge of $7.6 million and $1.9 million, respectively, related to assets for under-performing stores. We also recorded $3.1 million of impairment related to an abandonment of assets during fiscal 2013.

Goodwill and Intangible Asset Impairment

In the fourth quarter of fiscal 2013, we recorded non-cash goodwill impairment charges of $85.3 million, $38.8 million, and $16.1 million related to the Crazy 8, Gymboree Retail, and Gymboree Outlet reporting units, respectively. The impairment of goodwill was primarily driven by weak results in fiscal 2013, particularly in the fourth quarter. In the fourth quarter of fiscal 2013, we also recorded a non-cash impairment charge of $17.0 million related to trade names in our retail segment.

Interest Expense

Interest expense decreased to $81.6 million for fiscal 2013 compared to $85.6 million in fiscal 2012. The decrease of $4.1 million is primarily related to the repayment of $42.7 million of our Term Loan in fiscal 2012 and a repurchase of an aggregate principal amount of $25 million and $29 million of our Notes in the third quarter of fiscal 2013 and during fiscal 2012, respectively.

Loss on Extinguishment of Debt

Loss on extinguishment of debt for fiscal 2013 increased to $0.8 million from $0.2 million in fiscal 2012. During the third quarter of fiscal 2013, we repurchased Notes with an aggregate principal amount of $25.0 million for $24.8 million in cash through privately negotiated transactions, which resulted in a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguishment of debt. During fiscal 2012, we amended and restated our ABL Facility to, among other things, lower the interest rate and extend the maturity date, which resulted in a $1.2 million charge related to the write-off of deferred financing costs, and we repurchased Notes with an aggregate principal amount of $29.0 million for $26.6 million in cash, which resulted in a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs.

Income Taxes

The effective tax rate for fiscal 2013 and fiscal 2012 was 0.7% (benefit) and 35.1% (benefit), respectively. The change in effective tax rates was primarily due to the impact of recording a goodwill impairment charge that is non-deductible for tax and recording a valuation allowance in fiscal 2013 against applicable net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized (see Note 12 to the consolidated financial statements included elsewhere in this annual report). We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result, we concluded it is “more likely than not” that a portion of our net deferred tax assets will not be realized. As such, we increased our valuation allowance against certain net deferred tax assets by $27.5 million in fiscal 2013, compared to $2.1 million in fiscal 2012.

Liquidity and Capital Resources

Overview

We finance our business with existing cash, cash from operations and the funds available under our Senior Credit Facilities. We had cash and cash equivalents of $18.5 million and $39.4 million as of January 31, 2015 and February 1, 2014, respectively (including amounts held by the VIEs). Cash and cash equivalents held by the VIEs, of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements, were $10.0 million and $13.8 million as of January 31, 2015 and February 1, 2014, respectively (see Note 18 to the consolidated financial statements included elsewhere in this annual report). The assets of the VIEs can only be used by the VIEs. Net working capital as of January 31, 2015 and February 1, 2014 totaled $43.0 million and $68.3 million, respectively (including $5.1 million and $11.3 million, respectively, from our VIEs).

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

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt, and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a capital investment, or if our suppliers request one or more letters of credit, our existing cash and cash equivalents and available borrowings may be insufficient. In addition, we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations.” We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities.

Cash and Cash Equivalents

Changes in our cash and cash equivalents for each fiscal year were as follows (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Cash (used in) provided by operating activities	$(21,758)	$74,871	$73,794
Cash used in investing activities	(31,942)	(53,126)	(48,693)
Cash provided by (used in) financing activities	33,336	(16,634)	(69,926)
Exchange rate fluctuations on cash and cash equivalents	(545)	990	243

Net (decrease) increase in cash and cash equivalents	$(20,909)	$6,101	$(44,582)

Cash flows (used in) provided by operating activities

Net cash used in operating activities for fiscal 2014 was $21.8 million compared to net cash provided by operating activities of $74.9 million in the same period last year. The decrease in cash attributable to changes in assets and liabilities is primarily due to an increase in merchandise inventory and a reduction in accounts payable. These increases were partially offset by reduced prepaid rent. The increase in merchandise inventory was primarily due to earlier receipt of Spring goods compared to last year and investments in Winter products in our Gymboree brand.

Net cash provided by operating activities for fiscal 2013 was $74.9 million compared to $73.8 million in fiscal 2012, related primarily to changes in working capital.

Cash flows used in investing activities

Net cash used in investing activities for fiscal 2014 was $31.9 million compared to $53.1 million in the same period last year and was primarily due to capital expenditures, which decreased to $32.0 million in fiscal 2014 compared to $52.6 million in fiscal 2013 due to fewer store openings.

Net cash used in investing activities for fiscal 2013 was $53.1 million compared to $48.7 million in fiscal 2012. Capital expenditures increased to $52.6 million in fiscal 2013 compared to $47.9 million in fiscal 2012, primarily due to the opening of new stores, relocation, remodeling and/or expansion of existing stores and information technology improvements.

We estimate capital expenditures for fiscal 2015 will be approximately $25 million to $30 million. We expect the capital expenditures to be used primarily for our systems infrastructure, lease required remodel of existing stores and, to a lesser extent, new store growth.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities for fiscal 2014 was $33.3 million compared to net cash used in financing activities of $16.6 million in fiscal 2013. Net cash provided by financing activities for fiscal 2014 was primarily due to net proceeds of $33.0 million from our ABL.

Net cash used in financing activities for fiscal 2013 was $16.6 million compared to $69.9 million in fiscal 2012. Net cash used in financing activities for fiscal 2013, was primarily due to the repurchase of $24.8 million of our Notes in privately negotiated transactions, a dividend of $7.6 million made to Parent, partially offset by a capital contribution of $15.9 million to the VIEs made by their immediate corporate parent.

Credit Facilities

Our senior credit facilities are comprised of an $820 million Term Loan and a $225 million ABL Facility (collectively, the “Senior Credit Facilities). As of January 31, 2015, $769.1 million was outstanding under the Term Loan and $33.0 million was outstanding under the ABL. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. Interest payments on the Company’s Notes are made semi-annually at a rate of 9.125% of the principal amount outstanding. Amounts available under the ABL are subject to customary borrowing base limitations, and are reduced by letter of credit utilization totaling $29.2 million as of January 31, 2015. Undrawn availability under the ABL Facility, after being reduced by letter of credit utilization and outstanding borrowings, was $103.3 million as of January 31, 2015. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Note 6 to the consolidated financial statements included elsewhere in this annual report). The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan (see Note 7 to the consolidated financial statements included elsewhere in this annual report), subject to the satisfaction of certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant that is tested when availability under the facility falls below a specified threshold. As of January 31, 2015, we were not required to test compliance with this covenant.

The Term Loan requires us to make quarterly payments each equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2014 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during fiscal 2015. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and commitments as of January 31, 2015:

	Payments due by period
	Less than
($ in thousands)	1 year	1-3 years	3-5 years	After 5 years	Total
Operating leases (1)	$103,433	$178,515	$111,718	$122,684	$516,350
Inventory purchase obligations (2)	199,142	—	—	—	199,142
Other purchase obligations (3)	24,004	31,629	24,754	1,707	82,094
Long-term debt (4)	33,000	6,502	1,108,600	—	1,148,102
Interest payments on long-term debt (5)	70,562	141,458	37,928	—	249,948

Total contractual cash obligations	$430,141	$358,104	$1,283,000	$124,391	$2,195,636

(1)

Other lease-required expenses such as utilities, real estate taxes and common area repairs and maintenance are excluded. See Note 10 to the consolidated financial statements included elsewhere in this annual report for discussion of the Company’s operating leases.

(2)

Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(3)

Other purchase obligations include annual commitments of approximately $8.8 million through the second quarter of 2019 under the operating services agreement related to a third party fulfillment center (see Notes 10 and 13 to the consolidated financial statements included elsewhere in this annual report). Also included in other purchase obligations are commitments for professional services, information technology and fixtures and equipment.

(4)

Long-term debt is comprised of a $769.1 million Term Loan, an ABL Facility that provides financing of up to $225 million, and an aggregate principal amount of $346.0 million of our Notes. The table above includes $33.0 million of outstanding borrowings from our ABL facility. The amounts presented in the table above exclude an original issue discount of $1.1 million (see Note 7 to the consolidated financial statements included elsewhere in this annual report) and $29.2 million of commercial and standby letters of credit related to normal business transactions, which expire in fiscal 2015 (see Note 6 to the consolidated financial statements included elsewhere in this annual report).

(5)

Interest payments on long-term debt are estimated based on: (a) the outstanding principal balance of the Term Loan, which was $769.1 million as of January 31, 2015, and also take into consideration scheduled principal payments in fiscal 2017 through 2018, and (b) the outstanding principal balance of $346.0 million on the Notes as of January 31, 2015. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. Interest payments for borrowings under the Term Loan, in the table above, are estimated using the Company’s January 31, 2015 rate of 5%. Interest payments on the Company’s Notes are made semi-annually at a rate of 9.125% of the principal amount outstanding.

As of January 31, 2015, we had unrecognized tax benefits of $5.6 million, accrued interest of $0.9 million, and accrued penalties of $0.6 million, which are excluded from the contractual obligations table above. Unrecognized tax benefits of $0.3 million and accrued interest of $0.2 million are expected to be settled in fiscal 2015. The timing of future tax settlements of the remaining balance of unrecognized tax benefits cannot be reasonably estimated.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)

In the table below, we present Adjusted EBITDA (which is defined as net income (loss) attributable to The Gymboree Corporation before interest expense, interest income, income taxes, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this annual report because we consider it an important supplemental measure of performance used by management and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the fiscal years indicated (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Net loss attributable to The Gymboree Corporation	$(574,105)	$(203,027)	$(7,842)
Reconciling items (a):
Interest expense	82,378	81,558	85,640
Interest income	(90)	(132)	(134)
Income tax benefit	(75,654)	(1,138)	(6,502)
Depreciation and amortization (b)	42,757	45,177	58,369
Non-cash share-based compensation expense	4,624	5,809	4,260
Loss on disposal/impairment on assets	8,457	12,269	2,981
Loss on extinguishment of debt	—	834	214
Goodwill and intangible asset impairment	591,396	157,189	—
Acquisition-related adjustments (c)	12,005	15,590	17,639
Other (d)	1,882	5,543	7,220

Adjusted EBITDA	$93,650	$119,672	$161,845

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.
(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$1,534	$3,409	$17,360
Amortization of below and above market leases (impacts COGS)	(958)	(1,446)	(1,868)

	$576	$1,963	$15,492

(c) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$8,241	$8,877	$9,211
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	3,764	4,377	4,069
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	—	2,336	4,359

	$12,005	$15,590	$17,639

(d)	Other is comprised of restructuring charges, certain non-recurring charges and executive-related hiring expenses.

Critical Accounting Policies

Critical accounting policies are those accounting policies and estimates that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies and estimates applicable to the Company as of the date of the completion of the audit for the fiscal year ended January 31, 2015 with the Company’s Audit Committee.

Goodwill

In connection with the Merger (as defined under “Effect of the Merger” above), we allocated goodwill to our reporting units, which we concluded were the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill as of the Merger. As of January 31, 2015, we had goodwill of $373.8 million related to the Merger.

Goodwill is tested for impairment on an annual basis at the end of our tenth fiscal period (fiscal November) and at an interim date if indicators of impairment exist. Events that could result in an interim period impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

Goodwill is tested by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflected slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we considered this to be a triggering event and performed the first step of the two-step goodwill impairment test during the third quarter of fiscal 2014. We determined that the fair value of the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, components of our retail stores reporting segment, were below their carrying values. We performed step two of the goodwill impairment test to measure the goodwill impairment loss specific to these three reporting units and concluded that there was goodwill impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units of approximately $252.3 million, $67.2 million and $59.3 million, respectively. The impairment charges recorded during the third quarter of fiscal 2014 were subject to finalization of fair values, which we completed during the fourth quarter of fiscal 2014, with no change to the previously recorded estimates (see Note 3 to the consolidated financial statements included elsewhere in this annual report).

The interim goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors and reporting unit specific developments. We primarily used an income approach to value these reporting units. The discount rates used in the income approach ranged from 13.0% to 15.5%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on analysis of multiples for comparable public companies. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2014 and determined that there was no goodwill impairment for any of our reporting units. Based on the results of the first step of the Company’s impairment test performed, we determined that the fair value of the Janie and Jack, Gymboree Play & Music and International Retail Franchise reporting units each exceeded their carrying values by more than 20%. The fair value of the Gymboree Retail and Gymboree Outlet reporting units exceeded their carrying values by approximately 5% and 14%, respectively. Goodwill of $234.3 million and $65.4 million was allocated to the Gymboree Retail and Gymboree Outlet reporting units, respectively. Goodwill of the Crazy 8 reporting unit was fully impaired at the end of the third quarter of fiscal 2014.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. We do not amortize intangible assets with indefinite useful lives. We test indefinite-lived intangible assets for impairment on annual basis at the end of our tenth fiscal period (fiscal November), and more frequently if indicators of potential impairment exist and indicate that it is more likely than not that the asset is impaired. Impairment of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the discounted future cash flows that the asset is expected to generate using the relief from royalty method. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Calculating the fair value of indefinite-lived intangible assets requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows, royalty rates or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our indefinite-lived intangible assets.

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues and margins in the reporting units of our retail stores segment. We considered this to be a triggering event and tested our indefinite-lived intangible assets for impairment during the third quarter of fiscal 2014. As a result, we recorded a $212.6 million impairment charge in the third quarter of fiscal 2014 related to trade names of our retail stores segment, which is included as a component of goodwill and intangible asset impairment (see Note 3 to the consolidated financial statements included elsewhere in this annual report).

We performed our annual impairment test of indefinite-lived intangible assets (trade names) during the fourth quarter of fiscal 2014 and concluded that the indefinite-lived intangible assets were not impaired. Based on the results of our test, we determined that the fair value of the Janie and Jack trade name exceeded its carrying value by more than 35%. The fair value of the Gymboree Play & Music, Gymboree, and Crazy 8 trade names exceeded their carrying values by approximately 17%, 13%, and 2%, respectively.

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

During fiscal 2014, 2013, and 2012, we recorded an impairment charge of $6.0 million, $7.6 million, and $1.9 million, respectively, related to assets of under-performing stores.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

As of fiscal year-end 2014 and 2013, total valuation allowance against certain deferred tax assets was $58.6 million and $31.9 million, respectively. Based on the weight of the positive and negative evidence, including cumulative losses over the prior 12 quarters, the Company concluded in the third quarter of fiscal 2013 that it was more likely than not that its net deferred tax assets, after excluding indefinite lived deferred tax liabilities, would not be realized for the federal, California and other combined and consolidated state jurisdictions, and recorded a valuation allowance equal to the net deferred tax assets excluding indefinite lived deferred tax liabilities. In the fourth quarter of fiscal 2014, the Company concluded that it was more likely than not that its net deferred tax assets in Australia would not be realized. As a result, we recorded a valuation allowance against net deferred tax assets in Australia. A valuation allowance has not been established for certain foreign and state jurisdictions. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. As of January 31, 2015 and February 1, 2014, we had unrecognized tax benefits of $5.6 million and $6.6 million, respectively. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and record an adjustment when the future estimated selling price is less than cost. We take a physical count of inventories in all stores once a year and in some stores twice a year, and perform cycle counts throughout the year in our Dixon distribution center. We also perform an annual physical count of inventories at our third-party fulfillment center in Ohio. We record an inventory shrink adjustment based upon physical counts and also provide for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Our LCM estimate can be affected by changes in consumer demand and the promotional environment.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
January 31, 2015	$4,633	$96	$0.79
February 1, 2014	$15,368	$348	$0.90

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of January 31, 2015, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of January 31, 2015, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Notes 6 and 7 to the consolidated financial statements included elsewhere in this annual report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of January 31, 2015 and February 1, 2014, accumulated other comprehensive loss included approximately $8.2 million and $9.5 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

Impact of Inflation

The impact of inflation on results of operations has not been significant in any of the last three fiscal years.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Francisco, California
April 30, 2015

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net sales:
Retail	$1,178,476	$1,197,176	$1,234,993
Gymboree Play & Music	30,908	25,685	23,941
Retail Franchise	19,356	21,708	16,730

Total net sales	1,228,740	1,244,569	1,275,664
Cost of goods sold, including buying and occupancy expenses	(760,192)	(768,555)	(794,272)

Gross profit	468,548	476,014	481,392
Selling, general and administrative expenses	(448,356)	(443,923)	(411,742)
Goodwill and intangible asset impairment	(591,396)	(157,189)	—

Operating (loss) income	(571,204)	(125,098)	69,650
Interest income	245	186	177
Interest expense	(82,378)	(81,558)	(85,640)
Loss on extinguishment of debt	—	(834)	(214)
Other (expense) income, net	(594)	(503)	(12)

Loss before income taxes	(653,931)	(207,807)	(16,039)
Income tax benefit	73,820	1,456	5,636

Net loss	(580,111)	(206,351)	(10,403)
Net loss attributable to noncontrolling interest	6,006	3,324	2,561

Net loss attributable to The Gymboree Corporation	$(574,105)	$(203,027)	$(7,842)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
Net loss	$(580,111)	$(206,351)	$(10,403)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(8,108)	26	112
Unrealized net gain (loss) on cash flow hedges, net of tax	1,315	1,219	(143)

Total other comprehensive (loss) income	(6,793)	1,245	(31)

Comprehensive loss	(586,904)	(205,106)	(10,434)
Comprehensive loss attributable to noncontrolling interest	6,448	3,113	2,503

Comprehensive loss attributable to The Gymboree Corporation	$(580,456)	$(201,993)	$(7,931)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 31,	February 1,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$18,520	$39,429
Accounts receivable, net of allowance of $1,939 and $1,370	25,248	21,882
Merchandise inventories	198,337	175,495
Prepaid income taxes	2,599	1,979
Prepaid expenses	6,821	18,801
Deferred income taxes	6,824	13,454

Total current assets	258,349	271,040

Property and equipment:
Land and buildings	22,428	22,428
Leasehold improvements	198,098	195,556
Furniture, fixtures and equipment	123,943	117,131

Total property and equipment	344,469	335,115
Less accumulated depreciation and amortization	(162,038)	(128,807)

Net property and equipment	182,431	206,308

Goodwill	373,834	758,777
Other intangible assets, net	343,552	559,824
Deferred financing costs	25,622	32,455
Other assets	4,155	11,700

Total assets	$1,187,943	$1,840,104

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$87,032	$101,959
Accrued liabilities	94,805	100,303
Line of credit borrowings	33,000	—
Current obligation under capital lease	552	503

Total current liabilities	215,389	202,765
Long-term liabilities:
Long-term debt	1,114,048	1,113,742
Long-term obligation under capital lease	2,850	3,402
Lease incentives and other liabilities	53,677	50,432
Unrecognized tax benefits	5,048	6,157
Deferred income taxes	129,196	214,464

Total liabilities	1,520,208	1,590,962

Commitments and contingencies (see Notes 6, 7, 10 and 13)
Stockholders’ (deficit) equity:
Common stock, including additional paid-in capital ($0.001 par value:
1,000 shares authorized, issued and outstanding)	522,403	517,932
Accumulated deficit	(853,363)	(279,258)
Accumulated other comprehensive loss	(11,231)	(4,880)

Total stockholders’ (deficit) equity	(342,191)	233,794
Noncontrolling interest	9,926	15,348

Total (deficit) equity	(332,265)	249,142

Total liabilities and stockholders’ (deficit) equity	$1,187,943	$1,840,104

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 31, 2015	February 1, 2014	February 2, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(580,111)	$(206,351)	$(10,403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on extinguishment of debt	—	834	214
Goodwill and intangible asset impairment	591,396	157,189	—
Depreciation and amortization	44,422	46,416	58,847
Amortization of deferred financing costs and accretion of original issue discount	7,138	6,798	6,902
Interest rate cap contracts - adjustment to market	2,062	1,135	300
Loss on disposal/impairment of assets	9,010	12,381	3,152
Deferred income taxes	(78,466)	(2,853)	(7,009)
Share-based compensation expense	4,624	5,809	4,260
Other	34	53	1,732
Change in assets and liabilities:
Accounts receivable	(3,928)	5,567	(2,630)
Merchandise inventories	(23,472)	22,675	12,060
Prepaid income taxes	(682)	1,056	(47)
Prepaid expenses and other assets	18,466	(4,378)	(13,820)
Accounts payable	(14,902)	11,887	11,094
Accrued liabilities	(2,065)	6,868	(5,481)
Lease incentives and other liabilities	4,716	9,785	14,623

Net cash (used in) provided by operating activities	(21,758)	74,871	73,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,992)	(52,632)	(47,851)
Other	50	(494)	(842)

Net cash used in investing activities	(31,942)	(53,126)	(48,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	447,000	123,000	14,000
Payments on ABL facility	(414,000)	(123,000)	(14,000)
Repurchase of notes	—	(24,760)	(26,613)
Payments on capital lease	(503)	(196)	—
Payments of Term Loan	—	—	(42,698)
Payments of deferred financing costs	—	—	(1,344)
Investment by affiliate of Parent	—	—	2,400
Dividend payment to Parent	(153)	(7,564)	(3,273)
Capital contribution received by noncontrolling interest	992	15,886	1,602

Net cash provided by (used in) financing activities	33,336	(16,634)	(69,926)

Effect of exchange rate fluctuations on cash and cash equivalents	(545)	990	243

Net (decrease) increase in cash and cash equivalents	(20,909)	6,101	(44,582)
CASH AND CASH EQUIVALENTS:
Beginning of period	39,429	33,328	77,910

End of period	$18,520	$39,429	$33,328

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$1,927	$4,979	$5,556
Assets acquired under capital lease	$—	$4,102	$—
Non-cash capital contribution to noncontrolling interest	$—	$53	$1,732
OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$5,015	$2,326	$3,140
Cash paid for interest	$73,070	$73,872	$78,899

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(dollars in thousands)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid In	Accumulated	Comprehensive	Stockholders’	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Loss	(Deficit) Equity	Interest	(Deficit) Equity
BALANCE AT JANUARY 28, 2012	1,000	$—	$519,589	$(68,389)	$(5,825)	$445,375	$3,264	$448,639
Share-based compensation	—	—	4,260	—	—	4,260	—	4,260
Dividend payment to Parent	—	—	(3,273)	—	—	(3,273)	—	(3,273)
Capital contribution to noncontrolling interest	—	—	—	—	—	—	3,334	3,334
Tax impact of investment by affiliate of Parent	—	—	(889)	—	—	(889)	—	(889)
Translation adjustments and unrealized net loss on cash flow hedges, net of tax benefit of $67	—	—	—	—	(89)	(89)	58	(31)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(2,561)	(2,561)
Net loss attributable to The Gymboree Corporation	—	—	—	(7,842)	—	(7,842)	—	(7,842)

BALANCE AT FEBRUARY 2, 2013	1,000	—	519,687	(76,231)	(5,914)	437,542	4,095	441,637
Share-based compensation	—	—	5,809	—	—	5,809	—	5,809
Dividend payment to Parent	—	—	(7,564)	—	—	(7,564)	—	(7,564)
Capital contribution to noncontrolling interest	—	—	—	—	—	—	14,366	14,366
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	1,034	1,034	211	1,245
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(3,324)	(3,324)
Net loss attributable to The Gymboree Corporation	—	—	—	(203,027)	—	(203,027)	—	(203,027)

BALANCE AT FEBRUARY 1, 2014	1,000	—	517,932	(279,258)	(4,880)	233,794	15,348	249,142
Share-based compensation	—	—	4,624	—	—	4,624	—	4,624
Dividend payment to Parent	—	—	(153)	—	—	(153)	—	(153)
Capital contribution to noncontrolling interest	—	—	—	—	—	—	1,026	1,026
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	(6,351)	(6,351)	(442)	(6,793)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(6,006)	(6,006)
Net loss attributable to The Gymboree Corporation	—	—	—	(574,105)	—	(574,105)	—	(574,105)

BALANCE AT JANUARY 31, 2015	1,000	$—	$522,403	$(853,363)	$(11,231)	$(342,191)	$9,926	$(332,265)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation (the “Company,” “we” or “us”) is a specialty retailer, offering collections of high-quality apparel and accessories for children. As of January 31, 2015, we operated a total of 1,326 retail stores, as follows:

	United States	Canada	Australia	Puerto Rico	Total
Gymboree® stores	554	48	5	1	608
Gymboree Outlet stores	168	—	—	1	169
Janie and Jack® shops (including Janie and Jack outlets)	147	—	—	—	147
Crazy 8® stores (including Crazy 8 outlets)	402	—	—	—	402

	1,271	48	5	2	1,326

We also operate 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com.

In addition, as of January 31, 2015, overseas franchisees and Gymboree China operated 89 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	61	24	85
Janie and Jack® shops	1	—	1
Crazy 8® stores	3	—	3

	65	24	89

(1)	Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

We also offer directed parent-child developmental play programs at 698 franchised and Company-operated Gymboree Play & Music® centers in the United States and 41 other countries. Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) is Gymboree Play & Music’s master franchisee in China. Gymboree China and Gymboree Tianjin are collectively referred to as the “VIEs.”

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

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2014, 2013, and 2012 ended on January 31, 2015, February 1, 2014, and February 2, 2013, respectively. Fiscal years 2014 and 2013 include 52 weeks and fiscal year 2012 includes 53 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

In fiscal 2014, 2013, and 2012, we purchased approximately 82%, 66%, and 72%, respectively, of our inventory through one agent, which may potentially subject us to risks of concentration related to sourcing of our inventory.

Accounts Receivable

We record accounts receivable net of an allowance for doubtful accounts. Accounts receivable primarily include amounts due from major credit card companies, amounts due from franchisees for royalties and consumer product sales, duty drawback receivables (refund of certain custom duties paid to the U.S. Customs and Border Protection upon importation of merchandise inventories), income tax refunds receivable, and amounts due from landlord construction allowances. We estimate our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and our previous loss history. The provision for doubtful accounts receivable is included in selling, general and administrative expenses (“SG&A”). Write-offs were insignificant for all periods presented.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and record an adjustment when the future estimated selling price is less than cost. We take a physical count of inventories in all stores once a year and in some stores twice a year, and perform cycle counts throughout the year in our Dixon distribution center. We also perform an annual physical count of inventories at our third-party fulfillment center in Ohio. We record an inventory shrink adjustment based upon physical counts and also provide for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Our LCM estimate can be affected by changes in consumer demand and the promotional environment.

Property and Equipment

Property and equipment acquired after the Transaction Date are recorded at cost. Property and equipment acquired in the Merger are stated at estimated fair value as of the Transaction Date, less accumulated depreciation and amortization recorded subsequent to the Merger. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 25 years, except for our buildings and building improvements in Dixon, California, which have useful lives of 39 years. Leasehold improvements, which include an allocation of directly-related internal payroll costs for employees dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which ranges from 5 to 13 years, or the estimated useful life of the improvements. Assets recorded under capital lease are amortized over the lease term. Software costs are amortized using the straight-line method based on an estimated useful life of 3 to 7 years. Repair and maintenance costs are expensed as incurred.

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

Goodwill and Other Intangible Assets

Goodwill

In connection with the Merger, we allocated goodwill to our reporting units, which we concluded were the same as our operating segments (see Note 17): Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill as of the Merger.

Goodwill is tested for impairment on an annual basis at the end of our tenth fiscal period (fiscal November) and at an interim date if indicators of impairment exist. Events that could result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

Goodwill is tested by performing a two-step goodwill impairment test. The first step of the two-step goodwill impairment test is to compare the fair value of the reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is required to measure the goodwill impairment loss. The second step includes valuing all the tangible and intangible assets and liabilities of the reporting unit as if the reporting unit had been acquired in a business combination. Then, the implied fair value of the reporting unit’s goodwill is compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of the goodwill, we recognize an impairment loss in an amount equal to the excess, not to exceed the carrying amount.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. We do not amortize intangible assets with indefinite useful lives. We test indefinite-lived intangible assets for impairment on annual basis at the end of our tenth fiscal period (fiscal November), and more frequently if indicators of potential impairment exist and indicate that it is more likely than not that the asset is impaired. Impairment of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the discounted future cash flows that the asset is expected to generate using the relief from royalty method. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Calculating the fair value of indefinite-lived intangible assets requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows, royalty rates or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our indefinite-lived intangible assets.

Other Intangible Assets and Liabilities

Other intangible assets primarily represent franchise agreements, reacquired franchise rights, below market leases and a co-branded credit card agreement. Other intangible liabilities represent above market leases and are included in lease incentives and other liabilities. Other intangible assets and liabilities are amortized on a straight-line basis over their estimated useful lives.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Based on the weight of the positive and negative evidence, we recorded a valuation allowance in fiscal 2014 and 2013 as described in Note 12. We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. As of January 31, 2015 and February 1, 2014, we had unrecognized tax benefits of $5.6 million and $6.6 million, respectively. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

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

Lease Allowances

As part of many lease agreements, we receive allowances from landlords. The allowances are included in lease incentives and other liabilities and are amortized as a reduction of rent expense on a straight-line basis over the term of the lease, starting at the time we take possession of the property.

Self-Insurance

We are partially self-insured for workers’ compensation insurance. We record a liability, determined actuarially, for claims filed and claims incurred, but not yet reported. This liability totaled $6.6 million and $5.1 million as of January 31, 2015 and February 1, 2014, respectively. Any actuarial projection of losses is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. We also record a liability for employee-related health care benefits that are partially self-insured or fully self-insured, by considering claims filed and estimates of claims incurred, but not yet reported. This liability totaled $1.4 million as of fiscal year-end 2014 and 2013. If the actual amount of claims filed exceeds our estimates, reserves recorded may not be sufficient and additional accruals may be required in future periods. These liabilities are included in accrued liabilities.

Foreign Currency

Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rates effective on the balance sheet date. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as other comprehensive income (loss) within stockholders’ (deficit) equity. Foreign currency transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other (expense) income within the consolidated statements of operations.

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when merchandise is received by the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as other income within SG&A expenses and totaled $2.6 million, $1.9 million, and $1.6 million during fiscal 2014, 2013, and 2012, respectively. Sales are presented net of sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from our co-branded credit card. We present taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

Below is a summary of activity in the sales return reserve for the fiscal years ended (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Balance, beginning of period	$1,434	$2,508	$2,363
Provision for sales return	29,765	28,154	28,976
Actual sales returns	(29,719)	(29,228)	(28,831)

Balance, end of period	$1,480	$1,434	$2,508

For the Gymboree Play & Music operations, initial franchise and transfer fees for all sites sold in a territory are recognized as revenue when the franchisee has paid the initial franchise or transfer fee, in the form of cash and/or a note payable, the franchisee has fully executed a franchise agreement and we have substantially completed our obligations under such agreement. We receive royalties based on each franchisee’s gross receipts from operations. Such royalty fees are recognized when earned. We also recognize revenues from consumer products and equipment sold to franchisees at the time title transfers to the franchisees.

For the retail franchise business, revenues consist of initial franchise fees, royalties and/or sales of authorized product. Initial franchise fees relating to area franchise sales are recognized as revenue when the franchisee has met all material conditions and we have substantially completed our obligations under such agreement, typically upon store opening. Royalties are generally based on each franchisee’s gross receipts from operations and are recorded when earned. Revenues from consumer products sold to franchisees are recorded at the time title transfers to the franchisees. We present taxes withheld by international franchises and remitted to governmental authorities on a gross basis (included in revenues).

Loyalty Program

Customers who enroll in the Gymboree Rewards program earn points with every purchase at Gymboree and Gymboree Outlet stores, as well as online at www.gymboree.com. Those customers who reach a cumulative purchase threshold receive a rewards certificate that can be used towards the future purchase of goods at Gymboree and Gymboree Outlet stores as well as online within 45 days from the date it is issued. We estimate the cost of rewards that will ultimately be redeemed and record this cost as a reduction of net retail sales as reward points are earned. This liability was approximately $1.8 million and $1.4 million as of January 31, 2015 and February 1, 2014, respectively, and is included in accrued liabilities.

Co-Branded Credit Card

We have co-branded credit card agreements (the “Agreements”) with a third-party bank and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree logo and administration of an associated incentive program for cardholders. We recognize revenues related to the Agreements as follows:

•	New account fees are reported in retail sales and are recognized on a straight-line basis over 5 years, the estimated life of the cardholder relationship.

•	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.

•	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

During fiscal 2014, 2013, and 2012, we recognized approximately $1.9 million, $1.5 million, and $1.6 million, respectively, in revenue from these Agreements. These amounts are included in net retail sales in the accompanying consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes cost of goods, buying department expenses (including related depreciation), occupancy expenses (including amortization of below and above market leases), and shipping costs. Cost of goods consists of cost of merchandise, inbound freight and other inventory-related costs, such as shrinkage costs and lower of cost or market adjustments. Buying expenses include costs incurred to design, produce and allocate merchandise. Occupancy expenses consist of rent and other lease-required costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services to customers. As we record certain distribution expenses as a component of SG&A expenses and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Distribution expenses recorded as a component of SG&A expenses amounted to $43.1 million, $37.9 million, and $33.4 million during fiscal 2014, 2013, and 2012, respectively.

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

Advertising

We capitalize direct costs for the development, production, and circulation of direct response advertising and amortize such costs over the expected sales realization cycle, typically four to six weeks. Deferred direct response costs, included in prepaid expenses, were $0.9 million and $0.5 million as of January 31, 2015 and February 1, 2014, respectively.

All other advertising costs are expensed as incurred. Advertising costs totaled approximately $24.4 million, $20.5 million, and $20.8 million during fiscal 2014, 2013, and 2012, respectively.

Share-Based Compensation

We recognize compensation expense on a straight-line basis for options and awards with time-based service conditions.

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments do not affect the current guidance on the recognition and measurement of debt issuance costs. This ASU would be applied retrospectively to all prior periods and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We have not yet determined the impact of the new standard on our consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We have not yet determined the impact of the new standard on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on principles and definitions to reduce diversity in the timing and content of disclosures when evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern. This ASU is effective in the annual period ending after December 15, 2016, with early adoption permitted. We have not yet determined the impact of the new standard on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. This ASU is effective for fiscal years and interim periods within those years, beginning after December 15, 2016, and is to be applied either retrospectively to each prior reporting period presented or with the cumulative effect recognized at the date of initial adoption as an adjustment to the opening balance of retained earnings (or other appropriate components of equity or net assets). In April 2015, the FASB proposed a deferral of this ASU’s effective date by one year, to December 15, 2017. The proposed deferral allows early adoption at the original effective date. We have not yet determined the impact of the new standard on our consolidated financial statements.

2. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of January 31, 2015 and February 1, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands). There were no transfers into or out of Level 1 and Level 2 during fiscal 2014 or 2013.

	January 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Interest rate caps	$—	$17	$—	$17
Forward foreign exchange contracts	—	96	—	96

Total	$—	$113	$—	$113

	February 1, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Money market funds	$14,571	$—	$—	$14,571
Interest rate caps	—	599	—	599
Forward foreign exchange contracts	—	348	—	348

Total	$14,571	$947	$—	$15,518

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

Although we have determined the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of January 31, 2015 and February 1, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

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

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	January 31, 2015		February 1, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$768,048	$530,680	$767,742	$692,192
Notes	346,000	128,020	346,000	308,805

Total	$1,114,048	$658,700	$1,113,742	$1,000,997

We had no other financial assets or liabilities measured at fair value as of January 31, 2015 and February 1, 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Our non-financial assets, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets, non-financial assets are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.

During fiscal 2014, we recorded $378.8 million of goodwill impairment related to our Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units and $212.6 million of impairment related to our indefinite-lived intangible assets (see Note 3).

During fiscal 2013, we recorded $140.2 million of goodwill impairment related to our Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units and $17.0 million of impairment related to our indefinite-lived intangible assets (see Note 3).

During fiscal 2014, 2013, and 2012, we recorded impairment charges of $6.0 million, $7.6 million, and $1.9 million, respectively, related to assets of under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. During fiscal 2013, we also recorded $3.1 million of impairment related to an abandonment of assets. These impairment charges are included in SG&A expenses in the accompanying consolidated statement of operations.

3. Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of January 31, 2015, February 1, 2014, and February 2, 2013 is as follows (in thousands):

	Retail Stores	Gymboree Play	International Retail
	Segment	& Music Segment	Franchise Segment	Total
Balance as of January 31, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(6,147)	—	—	(6,147)

	$333,809	$16,389	$23,636	$373,834

Balance as of February 1, 2014
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(168,489)	—	—	(168,489)

	$718,752	$16,389	$23,636	$758,777

Balance as of February 2, 2013
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(28,300)	—	—	(28,300)

	$858,941	$16,389	$23,636	$898,966

Goodwill impairment and other changes in goodwill during fiscal 2014, 2013, and 2012 are as follows (in thousands):

	Retail Stores	Gymboree Play	International Retail
	Segment	& Music Segment	Franchise Segment	Total
Fiscal 2014 - Impairment losses	$(378,796)	$—	$—	$(378,796)
Fiscal 2013 - Impairment losses	$(140,189)	$—	$—	$(140,189)
Fiscal 2012 - Other	$(131)	$—	$—	$(131)

Goodwill Impairment

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2014 and determined that there was no goodwill impairment for any of our reporting units.

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflected slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we considered this to be a triggering event and performed the first step of the two-step goodwill impairment test during the third quarter of fiscal 2014. We determined that the fair values of the

Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, components of our retail stores reporting segment, were below their carrying values. We then performed step two of the goodwill impairment test to measure the goodwill impairment loss specific to these three reporting units and concluded that there was goodwill impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units of approximately $252.3 million, $67.2 million and $59.3 million, respectively. The impairment charges recorded during the third quarter of fiscal 2014 were subject to finalization of fair values, which we have completed during the fourth quarter of fiscal 2014, with no change to the previously recorded estimates.

The interim goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors and reporting unit specific developments. We primarily used an income approach to value these reporting units. The discount rates used in the income approach ranged from 13.0% to 15.5%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on analysis of multiples for comparable public companies. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

During the fourth quarter of 2013, due to the impact of weak results in fiscal 2013, particularly in the fourth quarter, we concluded that there was goodwill impairment in the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units of $85.3 million, $38.8 million and $16.1 million, respectively.

Goodwill impairment tests performed in fiscal 2012 indicated that goodwill was not impaired for any of our reporting units.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	January 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$—	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Customer relationships	770	(605)	—	165
Below market leases	5,274	(3,486)	—	1,788
Co-branded credit card agreement	4,000	(2,573)	—	1,427
Franchise agreements and reacquired franchise rights	6,625	(3,865)	—	2,760

	16,669	(10,529)	—	6,140

Total other intangible assets	$583,681	$(10,529)	$(229,600)	$343,552

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(11,400)	$6,795	$—	$(4,605)

The decrease in the gross carrying amount of customer relationships, below market leases, franchise agreements and reacquired franchise rights, and above market leases from February 1, 2014 to January 31, 2015, reflects the write off of certain fully amortized intangibles.

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

Indefinite-Lived Intangible Assets Impairment

We performed our annual impairment test of indefinite-lived intangible assets (trade names) during the fourth quarter of fiscal 2014 and concluded that these assets were not impaired.

In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflected slower growth in revenues and margins in the reporting units of our retail stores segment. We considered this to be a triggering event and tested our indefinite-lived intangible assets for impairment during the third quarter of fiscal 2014. As a result, we recorded a $212.6 million impairment charge in the third quarter of fiscal 2014 related to trade names of our retail stores segment, which is included as a component of goodwill and intangible asset impairment. The impairment charge recorded during the third quarter of fiscal 2014 was subject to finalization of fair values, which we completed during the fourth quarter of fiscal 2014, with no change to the previously recorded estimates.

Due to the impact of weak results in fiscal 2013, particularly in the fourth quarter, we recorded an impairment charge of $17.0 million related to trade names of our retail stores segment, which is included as a component of goodwill and intangible asset impairment. There was no impairment charge during fiscal 2012.

The Company assigned the following useful lives to its intangible assets:

	Useful Life	Location of Amortization Expense
Trade names	Indefinite	—
Customer relationships	2 – 2.3 years	SG&A
Below market leases	Remaining lease term	COGS
Co-branded credit card agreement	6.5 years	SG&A
Retail franchise agreement	6 years	SG&A
Gymboree Play & Music reacquired franchise rights	Remaining contractual term	SG&A
Gymboree Play & Music franchise agreements	14 years	SG&A
Above market leases	Remaining lease term	COGS

Net amortization income (expense) is presented below for the fiscal years ended (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Cost of goods sold - Amortization income	$958	$1,446	$1,868

Selling, general and administrative expenses - Amortization expense	$(2,118)	$(3,842)	$(17,360)

We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows in each of the next five fiscal years and thereafter (in thousands):

	Below Market	Above Market	Other
Fiscal	Leases	Leases	Intangibles	Total
2015	$835	$(1,579)	$1,731	$987
2016	$483	$(1,428)	$1,400	$455
2017	$342	$(1,016)	$332	$(342)
2018	$110	$(464)	$136	$(218)
2019	$15	$(38)	$136	$113
Thereafter	$3	$(80)	$617	$540

4. Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Unredeemed gift cards, gift certificates, merchandise credits and customer deposits	$24,924	$26,753
Employee compensation related expenses	23,705	20,359
Corporate expenses	21,054	28,320
Accrued interest	9,845	9,897
Store operating expenses	7,822	9,199
Sales taxes	1,554	1,645
Other	5,901	4,130

Total	$94,805	$100,303

5. 401(k) Plan

We maintain a voluntary defined contribution 401(k) plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 75% of their compensation to the Plan, not to exceed the dollar limit set by law. Beginning in January 2013, we contribute $1.00 to the plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. Matching contributions to the Plan totaled approximately $2.3 million, $2.1 million and $0.2 million during fiscal 2014, 2013 and 2012, respectively.

6. Line of Credit

We have a senior secured asset-based revolving credit facility (“ABL”) that provides financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. Line of credit borrowings outstanding under the ABL as of January 31, 2015 were $33.0 million. Amounts available under the ABL are reduced by letter of credit utilization totaling $29.2 million as of January 31, 2015. Undrawn availability under the ABL, after being reduced by outstanding borrowings and letter of credit utilization, was $103.3 million as of January 31, 2015. Average borrowings during fiscal 2014 and 2013 under the ABL amounted to $32.0 million and $4.3 million, respectively. Principal amounts outstanding under the ABL are due and payable in full in March 2017.

Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of January 31, 2015, the interest rate was 5.5% on the first $12.0 million of line of credit borrowings outstanding and 4.0% on the remaining $21.0 million of line of credit borrowings outstanding. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL. The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 7), subject to the satisfaction of certain conditions.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant that is tested when availability under the facility falls below a specified threshold. As of January 31, 2015, we were not required to test compliance with this covenant. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

7. Long-Term Debt

Long-term debt consists of (in thousands):

	January 31, 2015	February 1, 2014
Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%, net of discount of $1,054 and $1,360	$768,048	$767,742
Senior notes due December 2018, 9.125%	346,000	346,000

Long-term debt	$1,114,048	$1,113,742

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 6. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of January 31, 2015, the interest rate under our Term Loan was 5%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2014 operating results and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2015. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2016. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

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

The Notes are unsecured senior obligations of The Gymboree Corporation. The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 19). The guarantees of the Notes are joint and several and will terminate upon the following circumstances: (A) the sale, exchange, disposition or transfer (by merger or otherwise) of (x) the capital stock of the guarantor providing the applicable guarantee, if after such sale, exchange, disposition or transfer such guarantor is no longer a subsidiary of The Gymboree Corporation, or (y) all or substantially all of the assets of such guarantor, (B) the release or discharge of the guarantee by such guarantor of the other indebtedness which resulted in the creation of the subsidiary guarantee by such guarantor under the Indenture, (C) the designation of such guarantor as an “unrestricted subsidiary” under the Indenture or (D) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, in each such case specified in clauses (A) through (D) above in accordance with the requirements therefore set forth in the Indenture.

During fiscal 2013, we repurchased Notes with an aggregate principal amount of $25 million for $24.8 million in cash through privately negotiated transactions (the “2013 Repurchase”). We recorded a $0.2 million gain on extinguishment of debt and a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt. During fiscal 2012, we repurchased Notes with an aggregate principal amount of $29 million for $26.6 million in cash in privately negotiated transactions (the “2012 Repurchase”). We recorded a $2.4 million gain on extinguishment of debt and a $1.4 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

Future minimum principal payments on long-term debt, excluding accretion of original issue discount (“OID”) of $1.1 million, as of January 31, 2015, are as follows (in thousands):

Fiscal years	Principal Payments
2015	$—
2016	—
2017	6,502
2018	1,108,600

Total	$1,115,102

Interest Expense on Long-Term Debt and ABL

Total interest expense reported in the consolidated statements of operations includes interest expense on long-term debt and the ABL of $81.9 million, $81.6 million, and $85.6 million during fiscal 2014, 2013, and 2012, respectively. Amortization of deferred financing costs and accretion of OID are also included in interest expense.

Deferred Financing Costs and OID

Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL are amortized on a straight-line basis over 6.4 years. The weighted-average remaining amortization period is approximately 3.3 years as of January 31, 2015. Amortization of deferred financing costs is recorded in interest expense and was approximately $6.8 million, $6.5 million and $6.5 million during fiscal 2014, 2013, and 2012, respectively. Accretion of OID, which was not material during fiscal 2014, 2013, and 2012, is also recorded in interest expense.

Amortization of deferred financing costs for each of the next five fiscal years is estimated to be as follows (in thousands):

Fiscal years	Amount
2015	$7,269
2016	7,741
2017	7,269
2018	3,343
2019	—

Total	$25,622

8. Derivative Financial Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars (“U.S. dollars”) of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and U.S. dollars. The term of these forward foreign exchange contracts is generally less than one year. These contracts are treated as cash-flow hedges. Amounts reported in accumulated other comprehensive loss related to these forward foreign exchange contracts will be reclassified to COGS over a three-month period. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and foreign entities in Canada and Australia. The purpose of these contracts is to protect us from fluctuations in the exchange rates upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with the $700 million principal of our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During fiscal 2014, 2013, and 2012, we reclassified approximately $2.1 million, $1.1 million, and $0.3 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate that approximately $3.9 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	January 31, 2015		February 1, 2014
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	6	4,633	6	5,029

Total	10	$704,633	10	$705,029

In addition to the cash flow hedges above, the Company had two forward foreign exchange contracts with a notional amount of $10.3 million that were not designated as hedges as of February 1, 2014. There were no forward foreign exchange contracts that were not designated as hedges as of January 31, 2015.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands) (see Note 2).

	January 31, 2015	February 1, 2014
	Derivative Assets	Derivative Assets
Other Assets
Purchased interest rate caps	$17	$599
Forward foreign exchange contracts	96	348

Total	$113	$947

The tables below present the effect of all of our derivative financial instruments on the consolidated statements of operations and comprehensive loss (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (see Note 14).

	Year Ended January 31, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(582)	Interest expense	$(2,062)
Forward foreign exchange contracts	290	Cost of goods sold	455

Total	$(292)		$(1,607)

	Year Ended February 1, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(365)	Interest expense	$(1,135)
Forward foreign exchange contracts	715	Cost of goods sold	266

Total	$350		$(869)

	Year Ended February 2, 2013
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(396)	Interest expense	$(300)
Forward foreign exchange contracts	(33)	Cost of goods sold	81

Total	$(429)		$(219)

9. Lease Incentives and Other Liabilities

Lease incentives and other liabilities consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Above market leases	$4,605	$6,632
Deferred rent	20,822	15,583
Lease allowances	25,579	24,673
Other	2,671	3,544

Total	$53,677	$50,432

10. Leases

Operating Leases

We lease our retail store locations, corporate headquarters, certain warehouse space and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2026. Store leases typically have 10-year terms and some include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Future minimum rental payments under non-cancelable operating leases as of January 31, 2015 are as follows (in thousands):

Fiscal years	Amount
2015	$103,433
2016	94,980
2017	83,535
2018	63,100
2019	48,618
Thereafter	122,684

Total future minimum lease payments	$516,350

Rent expense, including other lease required expenses such as common area maintenance expenses, real estate taxes, and utilities, were as follows for the fiscal years ended (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Minimum rent	$107,927	$102,482	$97,092
Other lease required expenses	55,268	53,678	50,017
Percentage rent expense	845	788	551
Amortization income of above and below market leases, net	(958)	(1,446)	(1,868)

Total rent expense	$163,082	$155,502	$145,792

Capital Lease

During fiscal 2013, we outsourced the fulfillment of www.gymboree.com online customer orders to a third-party fulfillment center in Ohio, under an operating services agreement. The agreement provides us with warehousing, fulfillment and logistics services. Certain assets under the operating services agreement, including leasehold improvements, equipment and software, are treated as a capital lease which commenced in the third quarter of fiscal 2013 and ends in fiscal 2019. Assets recorded under this capital lease were recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of the capital lease assets, which is included in SG&A in our consolidated statements of operations, amounted to $0.7 million and $0.3 million during fiscal 2014 and 2013, respectively. As of January 31, 2015 and February 1, 2014, the following assets under capital lease are included under the line property and equipment in our consolidated balance sheets (in thousands):

	January 31, 2015	February 1, 2014
Leasehold improvements	$1,776	$1,776
Furniture, fixtures and equipment	2,326	2,326

Total assets under capital lease	4,102	4,102
Less: Accumulated amortization	(1,011)	(297)

Net assets under capital lease	$3,091	$3,805

Annual future minimum obligations under capital lease for each of the next five years, as of January 31, 2015, are as follows (in thousands):

Fiscal Years	Capital Leases
2015	$838
2016	838
2017	838
2018	838
2019	876

Total minimum lease payments	4,228
Less amount representing interest	(826)

Total future minimum lease payments	3,402
Less current portion of obligation under capital lease	(552)

Obligations under capital lease, less current portion	$2,850

The Company capitalized asset retirement costs and recorded a related asset retirement obligation of $2.0 million at inception of the capital lease for restoration of the leased property to its original condition upon completion of the agreement. These items are included in leasehold improvements and lease incentives and other liabilities, respectively in our consolidated balance sheets. As of January 31, 2015, the asset retirement obligation increased to $2.1 million as a result of accretion expense during fiscal 2014.

11. Share-Based Compensation

2010 Equity Incentive Plan

Parent maintains the Giraffe Holding, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) under which non-qualified stock options and other equity-based awards may be granted to eligible employees and directors of, and consultants and advisors to, Parent and its subsidiaries. A maximum of 11,622,231 shares of Parent’s Class A common stock (“Class A common stock”) and 1,291,359 shares of Parent’s Class L common stock (“Class L common stock”) may be delivered in satisfaction of awards granted under the 2010 Plan. As of January 31, 2015, there were 3,975,813 shares of Class A common stock and 441,757 shares of Class L common stock available for the grant of future awards under the 2010 Plan. Shares of stock delivered under the 2010 Plan may be authorized but unissued shares of stock or previously issued shares of stock acquired by Parent.

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

Stock Options

The following table summarizes the stock option activity during fiscal 2014:

	Number of options (in thousands)	Weighted-average exercise price per option	Weighted-average remaining contractual life (in years)
Outstanding at February 1, 2014	896	$45.23	7.5
Granted	795	$28.00
Forfeited	(882)	$44.94

Outstanding at January 31, 2015	809	$28.61	9.6

Vested and expected to vest at January 31, 2015 (1)	678	$28.72	9.6
Exercisable at January 31, 2015	175	$30.65	8.9

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The outstanding options granted by Parent to employees of the Company allow each grantee to purchase units of shares of Parent’s Class A and Class L common stock. Each unit consists of 9 shares of Parent’s Class A and 1 share of Class L common stock. The fair value of a unit was determined to be $8.50, $45.00, and $47.44 for fiscal 2014, 2013, and 2012, respectively, by the Company using the Option Pricing Method, which considers the various equity securities as call options on the total equity value, giving consideration to the rights and preferences of each class of equity. The various classes of equity are modeled as call options that give their owners the right, but not the obligation, to buy the underlying equity value at a predetermined (or exercise) price. The options each have a term of ten years and vest over a five-year period based only on time-based service conditions.

The weighted-average fair value of options granted under the 2010 Plan was estimated to be $4.43, $30.49, and $31.80 per unit on the date of grant using the Black-Scholes option valuation model for fiscal 2014, 2013, and 2012, respectively. For purposes of this model, no dividends have been assumed. Expected stock price volatility was determined based on the historical and implied volatilities of comparable companies and based on each of the guideline company’s longest term traded options, where available. The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards.

The fair value of each stock option granted was estimated using the assumptions below for the fiscal years ended:

	January 31, 2015	February 1, 2014	February 2, 2013
Expected dividend rate	0.0%	0.0%	0.0%
Expected volatility	80.9%	75.2%	74.4%
Risk-free interest rate	2.1%	1.4%	1.2%
Expected lives (years)	6.5	6.5	6.5

As of January 31, 2015, there was approximately $8.6 million of unrecognized compensation (net of estimated forfeitures) cost related to stock options, which is expected to be recognized over a weighted-average period of 4.7 years.

Restricted Units

Stock-based compensation cost for restricted units (“RUs”) is measured based on the value of the Company’s stock on the grant date. RU awards vest over a three-year period based only on time-based service conditions. The expense for these awards, net of estimated forfeitures, is recorded over the requisite service period based on the number of awards that are expected to be earned.

A summary of RU activity under the Company’s Incentive Plan was as follows:

	Number of RUs (in thousands)	Weighted-average grant date fair value
Outstanding at February 1, 2014	35	$45.00
Granted	—	$—
Vested	(13)	$45.00
Forfeited	(3)	$45.00

Outstanding at January 31, 2015	19	$45.00

As of January 31, 2015, there was $0.7 million of total unrecognized compensation cost (net of estimated forfeitures) related to unvested RUs that is expected to be recognized over a weighted average period of 1.5 years. The total fair value of RUs that vested during fiscal 2014 and 2013 was $0.1 million and $0.4 million, respectively. As of January 31, 2015, the aggregate intrinsic value of the outstanding RUs was $0.2 million.

Share-Based Compensation Expense

Share-based compensation expense included as a component of SG&A expenses was $4.6 million, $5.8 million, and $4.3 million during fiscal 2014, 2013, and 2012, respectively. We include an estimate of forfeitures in determining share-based compensation expense. Fiscal 2014 includes $0.3 million of incremental share-based compensation expense related to a modification of employee stock options. The terms of the modification include changes in exercise price and vesting period for 65 employees with stock options that were outstanding as of December 12, 2014. As of January 31, 2015, there was approximately $0.9 million of unrecognized incremental compensation expense related to the modification that will be recognized over a period of 4.9 years.

We recognized $0.4 million of income tax expense, before valuation allowance, related to share-based compensation expense during fiscal 2014. We recognized $1.4 million and $0.7 million of income tax benefits, before valuation allowance, related to share-based compensation expense during fiscal 2013 and 2012, respectively. In the third quarter of fiscal 2013, we established a valuation allowance against certain deferred tax assets, which eliminates existing tax benefits related to share-based compensation expense in the current and prior years. For fiscal 2014, 2013, and 2012 we reported no excess tax benefits as financing cash inflows.

2013 Gymboree China Phantom Equity Incentive Plan

Units awarded under the Company’s 2013 Gymboree China Phantom Equity Incentive Plan (the “Phantom Plan”) represent a hypothetical equity interest in Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs (“Gymboree

HK”). The Company is a member of a related party group that controls Gymboree HK. Units may be granted to eligible employees and directors of, and consultants and advisors to, the Company and its subsidiaries. Each award gives the holder of the award the conditional right to receive, in accordance with the terms of the Phantom Plan and the award, a specified interest in the value of the “Pool.” For this purpose, the “Pool” means an amount of cash equal to 10% of the amount by which the sum of the amount of cash and the fair market value of marketable securities, in each case, received by Bain Fund X, L.P. and its permitted transferees in respect of shares of common stock of Gymboree HK they beneficially own exceeds a number equal to $12 million plus the amount of any additional equity investment, whether direct or indirect, by the Bain Fund X, L.P. and its permitted transferees in Gymboree HK. Under a form of award adopted under the Phantom Plan on September 12, 2013, each award will conditionally vest as to 20% of the Units subject to the award on each of the first five anniversaries of the date specified by the Plan administrator, subject to continued employment or service with the Company through the applicable anniversary. The compensation committee of the Board of Directors of the Company currently serves as the administrator of the Phantom Plan.

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

A summary of activity under the Phantom Plan was as follows:

Number of units (in thousands)
Outstanding at February 1, 2014	687
Granted	99
Forfeited	(109)

Outstanding at January 31, 2015	677

Since payment is contingent upon a Payment Event, share-based compensation expense will be recorded on these awards in the period that a Payment Event occurs.

12. Income Taxes

The pre-tax (loss) income attributable to foreign and domestic operations was as follows for the fiscal years ended (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Foreign	$(21,813)	$(4,372)	$3,910
United States	(632,118)	(203,435)	(19,949)

Total	$(653,931)	$(207,807)	$(16,039)

The provision for (benefit from) income taxes consists of the following for the fiscal years ended (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Current:
Federal	$(510)	$2,065	$(1,967)
State	2,360	2,214	1,476
Foreign	2,796	(2,882)	1,864

Total current	4,646	1,397	1,373

Deferred:
Federal	(71,131)	(3,291)	(4,909)
State	(8,072)	1,821	(1,441)
Foreign	737	(1,383)	(659)

Total deferred	(78,466)	(2,853)	(7,009)

Total benefit	$(73,820)	$(1,456)	$(5,636)

A reconciliation of the statutory federal income tax rate with our effective income tax rate was as follows for the fiscal years ended:

	January 31, 2015	February 1, 2014	February 2, 2013
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax benefit	0.8	1.1	5.4
Non-deductible transaction costs	—	—	(0.2)
Increase in valuation allowances	(3.8)	(12.7)	(3.1)
Impact of foreign operations
(net of foreign tax deductions/credit)	(0.1)	(0.6)	(7.3)
Non-deductible goodwill impairment	(20.3)	(23.6)	—
Cancellation of non-qualified stock options	(0.3)	(0.3)	(5.0)
Reserves	—	0.4	(4.6)
Federal credits	0.1	0.9	12.3
Enhanced charitable contributions	0.1	0.3	2.5
Other	0.2	—	5.5

Effective tax rate	11.7	0.5	40.5
Noncontrolling interest	(0.4)	0.2	(5.4)

Total effective tax rate	11.3%	0.7%	35.1%

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, were as follows (in thousands):

	January 31, 2015	February 1, 2014
Deferred tax assets:
Inventory	$8,031	$4,803
Deferred revenue	2,858	3,193
State taxes	4,160	7,052
Reserves	7,152	9,341
Stock compensation	4,159	4,603
Deferred rent	9,594	7,814
Net operating loss carryforwards	37,463	25,500
Charitable contribution carryovers	5,299	4,092
Tax credits	7,400	7,035
Other	7,387	6,297

Gross deferred tax assets	93,503	79,730
Valuation allowance	(58,582)	(31,918)

Total deferred tax assets	$34,921	$47,812

Deferred tax liabilities:
Prepaid expenses	(2,317)	(2,136)
Fixed asset basis differences	(17,096)	(24,737)
Intangibles	(131,325)	(214,201)
Other	(5,449)	(6,304)

Total deferred tax liabilities	$(156,187)	$(247,378)

Net deferred tax liabilities	$(121,266)	$(199,566)

As of January 31, 2015 and February 1, 2014, the total valuation allowance against deferred tax assets was $58.6 million and $31.9 million, respectively. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. In the fourth quarter of fiscal 2014, we also recorded a valuation allowance against the net deferred tax assets in Australia, as it is more likely than not that all of the deferred tax assets will not be realized. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of January 31, 2015, our net operating loss carryforwards and tax credit carryforwards, with expiration dates, were as follows (in millions):

	January 31, 2015	Expiration Dates
Federal net operating loss	$85.1	2030 to 2034
State net operating loss	$44.7	2023 to 2034
China net operating loss	$16.4	2016 to 2019
Tax credits	$6.6	2015 to 2034
Other tax credits	$1.0	Indefinite

We had unrecognized tax benefits of $5.6 million, $6.6 million, and $8.6 million as of fiscal year-end 2014, 2013 and 2012, respectively. Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Balance at beginning of period	$6,565	$8,562	$7,316
Gross increases - tax positions in current period	473	814	712
Gross increases - tax positions in prior period	322	335	1,600
Gross decreases - tax positions in prior period	(1,217)	(2,187)	3
Settlements	(31)	(178)	(618)
Lapsed statutes of limitations	(241)	(353)	(448)
Decreases based on currency translation adjustments	(233)	(428)	(3)

Balance at end of period	$5,638	$6,565	$8,562

As of fiscal year-end 2014, 2013, and 2012, $3.5 million, $3.6 million, and $7.4 million, respectively, of unrecognized tax benefits would affect the effective tax rate if recognized. Additionally, as of fiscal year-end 2014, 2013, and 2012, $2.1 million, $3.0 million, and $1.1 million, respectively, of unrecognized tax benefits would result in adjustments to other tax accounts if recognized.

We recognize interest and penalties on income tax contingencies in income tax expense. We recognized income tax expense of $33,000, an income tax benefit of $102,000, and an income tax benefit of $342,000 during fiscal 2014, 2013, and 2012, respectively, related to interest expense on income taxes. We also recognized income tax benefits of $58,000, $70,000, and $9,000 during fiscal 2014, 2013, and 2012, respectively, related to penalties on income taxes. As of January 31, 2015, we had a liability for interest on income taxes of $919,000 and a liability for penalties on income taxes of $568,000. As of February 1, 2014, we had a liability for interest on income taxes of $889,000 and a liability for penalties on income taxes of $626,000.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $5.6 million as of January 31, 2015 will decrease by as much as $0.7 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

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

13. Commitments and Contingencies

Commitments

Amounts representing estimated inventory and other purchase obligations used in the normal course of business as of January 31, 2015 are as follows:

	Payments due by period
	Less than
($ in thousands)	1 year	1-3 years	3-5 years	After 5 years	Total
Inventory purchase obligations (1)	$199,142	$—	$—	$—	$199,142
Other purchase obligations (2)	24,004	31,629	24,754	1,707	82,094

Total contractual cash obligations	$223,146	$31,629	$24,754	$1,707	$281,236

(1)

Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)

Other purchase obligations include annual commitments of approximately $8.8 million through the second quarter of 2019 under the operating services agreement related to a third party fulfillment center (see Note 10). Also included in other purchase obligations are commitments for professional services, information technology and fixtures and equipment.

Contingencies

From time to time, we are subject to various legal actions arising in the ordinary course of our business. Many of these legal actions raise complex factual and legal issues, which are subject to uncertainties. We cannot predict with reasonable assurance the outcome of these legal actions brought against us. Accordingly, any settlements or resolutions in these legal actions may occur and affect our net income in the quarter of such settlement or resolution. However, we do not believe that the outcome of any legal actions would have a material effect on our consolidated financial statements taken as a whole.

14. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, for the fiscal years ended (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
Foreign currency translation	$(7,043)	$623	$808
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,982	(4,188)	(5,503)	(6,722)

Total accumulated other comprehensive loss	$(11,231)	$(4,880)	$(5,914)

Changes in accumulated OCI balance by component were as follows for the fiscal years ended (in thousands):

	January 31, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(292)	(8,108)	(8,400)
Amounts reclassified from accumulated other comprehensive loss to earnings	1,607	—	1,607

Net current-period other comprehensive income (loss)	1,315	(8,108)	(6,793)

Other comprehensive loss attributable to noncontrolling interest	—	442	442

Ending balance	$(4,188)	$(7,043)	$(11,231)

	February 1, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income recognized before reclassifications	350	26	376
Amounts reclassified from accumulated other comprehensive loss to earnings	869	—	869

Net current-period other comprehensive income	1,219	26	1,245

Other comprehensive income attributable to noncontrolling interest	—	(211)	(211)

Ending balance	$(5,503)	$623	$(4,880)

	February 2, 2013
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,579)	$754	$(5,825)

Other comprehensive (loss) income recognized before reclassifications	(429)	112	(317)
Amounts reclassified from accumulated other comprehensive loss to earnings	219	—	219
Tax benefit	67	—	67

Net current-period other comprehensive (loss) income	(143)	112	(31)

Other comprehensive income attributable to noncontrolling interest	—	(58)	(58)

Ending balance	$(6,722)	$808	$(5,914)

15. Dividends

During fiscal 2014, 2013 and 2012, we distributed $0.2 million, $0.9 million and $3.3 million, respectively, in the form of a dividend to our indirect parent, Giraffe Holding, Inc. (“Parent”). The dividend was used by Parent’s shareholders, which are investment funds sponsored by Bain Capital Partners, LLC (“Bain Capital”), to repurchase shares.

During fiscal 2013, we distributed $6.7 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund part of their equity investment in the VIE (see Note 18).

Equity investments received by the VIE as capital contributions from affiliate of Parent during fiscal 2014, 2013 and 2012 were $1.0 million, $15.9 million and $1.6 million, respectively.

16. Related Party Transactions

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

Franchise Agreements

In November 2011, Gymboree Play Programs, Inc. (“GPPI”), a wholly owned subsidiary of the Company, entered into a five-year Master Service Agreement (the “Master Service Agreement”) with Gymboree Tianjin, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to service all of the unit franchises in the People’s Republic of China (“PRC”) Territory and provide certain services to the Company in connection with such unit franchises. Under the terms of the Master Service Agreement, Gymboree Tianjin purchased product and equipment from us and collected royalties and franchise fees from unit franchises within the PRC Territory on our behalf. As consideration for Gymboree Tianjin’s obligations under the Master Service Agreement, Tianjin was entitled to retain a fee from the payment due to GPPI. In November 2012, we modified the Master Service Agreement to enable Gymboree Tianjin to enter into agreements directly with the Unit Franchises and issue tax invoices to the Unit Franchises. Effective November 2012, GPPI no longer records royalty revenue, franchise fee revenue and expenses for fees charged by Gymboree Tianjin. Royalties and franchise fees collected by Gymboree Tianjin are reported by Gymboree Tianjin as revenue, in exchange for servicing all of the unit franchises in the PRC. Fees earned for ongoing consultation services provided to Gymboree Tianjin are reported as revenue by us and expenses by Gymboree Tianjin. Intercompany revenues and expenses have been eliminated upon consolidation.

In April 2014, the Master Service Agreement was cancelled and GPPI entered into a 10-year master franchise agreement with Gymboree Tianjin. Effective April 2014, Gymboree Tianjin became the master franchisor of Play & Music centers in the PRC Territory, with the rights to operate primary Play & Music centers, award and service unit franchises in the PRC. GPPI will receive a percentage of royalties and franchise fees earned by Gymboree Tianjin. Intercompany revenues and expenses have been eliminated upon consolidation.

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

Related Party Transactions – Excluding VIEs

We incurred approximately $3.1 million, $3.6 million and $3.1 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital during the fiscal 2014, 2013 and 2012, respectively. As of January 31, 2015 and February 1, 2014, we had a payable balance of $0.2 million and $0.4 million, respectively, to Bain Capital.

We incurred approximately $1.9 million, $2.6 million and $1.5 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the fiscal 2014, 2013 and 2012, respectively. As of January 31, 2015 and February 1, 2014, we had a payable balance of $0.3 million and $0.2 million, respectively, to LogicSource.

During fiscal 2013 and 2012, we sold inventory totaling $9.9 million and $5.8 million, respectively, to Burlington Coat Factory Investments Holdings, Inc., a company owned by funds associated with Bain Capital. We did not sell inventory to Burlington Coat Factory Investments Holdings, Inc. during fiscal 2014. As of January 31, 2015 and February 1, 2014, we had a receivable balance of $0 and $1.0 million, respectively, from Burlington Coat Factory Investments Holdings, Inc.

As of January 31, 2015 and February 1, 2014, we had a receivable balance of $0.2 million and $0.8 million, respectively, from our indirect parent, Giraffe Holding, Inc., related to income taxes.

Related Party Transactions – VIEs

Our VIEs incurred $0.5 million, $0.5 million and $0.7 million in management fees from Bain Capital Advisors (China) Ltd. during fiscal 2014, 2013, and 2012, respectively.

As of January 31, 2015 and February 1, 2014, our VIEs had a balance of $1.1 million payable to their indirect parent, Gymboree Investment Holding GP, Ltd., related to funds used to pay operating costs of the VIEs.

As of January 31, 2015 and February 1, 2014, our VIEs had a payable balance of $0.4 million due to Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs, related to funds used to pay operating costs of the VIEs. The Company is part of a related party group that controls Gymboree Hong Kong Limited.

17. Segment Information

We have four reportable segments: retail stores (including online stores), Gymboree Play & Music, International Retail Franchise (“Retail Franchise”), and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated by our chief operating decision maker. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross profit is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each operating segment has similar products, production processes and type and class of customer. We believe disaggregating our operating segments would not provide material additional information. Corporate overhead (costs related to our distribution centers and shared corporate services) is included in the retail stores segment.

Summary financial data of each reportable segment were as follows for the fiscal years ended (in thousands):

	January 31, 2015
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,172,626	$17,143	$19,907	$26,354	$(7,290)	$1,228,740
Gross profit	$432,286	$12,476	$11,158	$18,711	$(6,083)	$468,548

	February 1, 2014
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,191,498	$15,066	$22,252	$20,685	$(4,932)	$1,244,569
Gross profit	$443,960	$10,684	$11,577	$14,168	$(4,375)	$476,014

	February 2, 2013
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,232,985	$20,988	$16,893	$14,242	$(9,444)	$1,275,664
Gross profit	$452,643	$17,295	$8,967	$10,657	$(8,170)	$481,392

	Total Assets
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
January 31, 2015	$1,078,973	$60,190	$28,886	$21,449	$(1,555)	$1,187,943
February 1, 2014	$1,728,186	$60,942	$29,256	$23,208	$(1,488)	$1,840,104

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Intersegment revenues for each reportable segment were as follows for the fiscal years ended (in thousands):

	Intersegment Revenues
	Retail	Gymboree	International Retail
	Stores	Play & Music	Franchise	VIEs	Total
January 31, 2015	$—	$6,739	$551	$—	$7,290
February 1, 2014	$—	$4,388	$544	$—	$4,932
February 2, 2013	$—	$2,326	$163	$6,955	$9,444

We attribute retail store revenues to individual countries based on the selling location. For Gymboree International Retail Franchise, all sales were attributed to the U.S. geographic segment.

Effective November 2012, as a result of a modification to the Master Service Agreement with Gymboree Tianjin, China Play & Music sales are attributable to the international geographic segment and all other Gymboree Play & Music sales are attributable to the U.S. geographic segment (see Note 16).

Net sales of our two geographical areas, United States and international, were as follows during the fiscal years ended (in thousands):

	January 31, 2015	February 1, 2014	February 2, 2013
United States	$1,153,428	$1,172,490	$1,215,159
International	75,312	72,079	60,505

	$1,228,740	$1,244,569	$1,275,664

Property and equipment, net, of our two geographical areas were as follows as of the fiscal years ended (in thousands):

	January 31, 2015	February 1, 2014
United States	$172,378	$196,990
International	10,053	9,318

	$182,431	$206,308

18. Variable Interest Entities

Gymboree retail stores are operated in China by Gymboree China, while Gymboree Tianjin is Gymboree Play & Music’s master franchisee in China. Gymboree China, Gymboree Tianjin and the Company are indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital. Gymboree China and Gymboree Tianjin have been determined to be variable interest entities, and we (as well as our 100%-owned subsidiaries) are a member of a related party group that controls the VIEs and absorbs the economics of the VIEs. Based on our relationship with the VIEs, we determined we are most closely associated with the VIEs, and therefore, consolidate them as the primary beneficiary. However, as we have a 0% ownership interest in the VIEs, 100% of the results of operations of the VIEs are recorded as noncontrolling interest. The assets of the VIEs can only be used by the VIEs. The liabilities of the VIEs are comprised mainly of short-term accrued expenses, and their creditors have no recourse to our general credit or assets.

The following tables reflect the impact of the VIEs on the condensed consolidated statements of operations for the fiscal years ended January 31, 2015, February 1, 2014, and February 2, 2013 and the condensed consolidated balance sheets as of January 31, 2015 and February 1, 2014 (in thousands):

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended January 31, 2015
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Net sales	$1,209,676	$26,354	$(7,290)	$1,228,740
Cost of goods sold	(753,756)	(7,643)	1,207	(760,192)
Selling, general and administrative expenses	(1,022,894)	(22,902)	6,044	(1,039,752)

Operating loss	(566,974)	(4,191)	(39)	(571,204)
Other non-operating (expense) income	(82,746)	19	—	(82,727)

Loss before income taxes	(649,720)	(4,172)	(39)	(653,931)
Income tax benefit (expense)	75,654	(1,834)	—	73,820

Net loss	(574,066)	(6,006)	(39)	(580,111)
Net loss attributable to noncontrolling interest	—	6,006	—	6,006

Net loss attributable to The Gymboree Corporation	$(574,066)	$—	$(39)	$(574,105)

	Year Ended February 1, 2014
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Net sales	$1,228,816	$20,685	$(4,932)	$1,244,569
Cost of goods sold	(762,595)	(6,517)	557	(768,555)
Selling, general and administrative expenses	(587,524)	(18,056)	4,468	(601,112)

Operating loss	(121,303)	(3,888)	93	(125,098)
Other non-operating (expense) income	(82,954)	247	(2)	(82,709)

Loss before income taxes	(204,257)	(3,641)	91	(207,807)
Income tax benefit	1,138	317	1	1,456

Net loss	(203,119)	(3,324)	92	(206,351)
Net loss attributable to noncontrolling interest	—	3,324	—	3,324

Net loss attributable to The Gymboree Corporation	$(203,119)	$—	$92	$(203,027)

	Year Ended February 2, 2013
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Net sales	$1,270,866	$14,242	$(9,444)	$1,275,664
Cost of goods sold	(791,961)	(3,585)	1,274	(794,272)
Selling, general and administrative expenses	(407,184)	(12,472)	7,914	(411,742)

Operating income (loss)	71,721	(1,815)	(256)	69,650
Other non-operating (expense) income	(85,810)	121	—	(85,689)

Loss before income taxes	(14,089)	(1,694)	(256)	(16,039)
Income tax benefit (expense)	6,503	(867)	—	5,636

Net loss	(7,586)	(2,561)	(256)	(10,403)
Net loss attributable to noncontrolling interest	—	2,561	—	2,561

Net loss attributable to The Gymboree Corporation	$(7,586)	$—	$(256)	$(7,842)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	January 31, 2015
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$8,559	$9,961	$—	$18,520
Other current assets	235,123	6,261	(1,555)	239,829

Total current assets	243,682	16,222	(1,555)	258,349
Non-current assets	924,367	5,227	—	929,594

Total assets	$1,168,049	$21,449	$(1,555)	$1,187,943

Current liabilities	$205,674	$11,088	$(1,373)	$215,389
Non-current liabilities	1,304,384	435	—	1,304,819

Total liabilities	1,510,058	11,523	(1,373)	1,520,208

Total stockholders’ deficit	(342,009)	—	(182)	(342,191)
Noncontrolling interest	—	9,926	—	9,926

Total liabilities and stockholders’ deficit	$1,168,049	$21,449	$(1,555)	$1,187,943

	February 1, 2014
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$25,635	$13,794	$—	$39,429
Other current assets	228,129	4,970	(1,488)	231,611

Total current assets	253,764	18,764	(1,488)	271,040
Non-current assets	1,564,620	4,444	—	1,569,064

Total assets	$1,818,384	$23,208	$(1,488)	$1,840,104

Current liabilities	$196,631	$7,490	$(1,356)	$202,765
Non-current liabilities	1,387,828	370	(1)	1,388,197

Total liabilities	1,584,459	7,860	(1,357)	1,590,962

Total stockholders’ equity	233,925	—	(131)	233,794
Noncontrolling interest	—	15,348	—	15,348

Total liabilities and stockholders’ equity	$1,818,384	$23,208	$(1,488)	$1,840,104

19. Condensed Guarantor Data

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

Advance Pricing Agreement

During fiscal 2013, we established the terms of a bilateral Advance Pricing Agreement (“APA”) between the United States and Canadian tax authorities. The APA established a methodology for determining arm’s length transfer prices between our United States and Canadian subsidiaries. The APA required us to recalculate transfer prices from fiscal years 2007 through 2012 using this methodology. Consequently, we recorded in our Canadian subsidiary, included in our non-guarantor balance sheet, a $10.3 million increase to both our February 3, 2013 accumulated deficit and intercompany payable to our U.S. subsidiaries related to fiscal years 2007 through 2012. Correspondingly, our U.S. subsidiaries, included in The Gymboree Corporation and guarantor balance sheets, recorded a $4.1 million and $6.2 million increase, respectively, in both our February 3, 2013 retained earnings and intercompany receivable from our Canadian subsidiary. These adjustments were eliminated in consolidation and do not impact our previously reported consolidated balance sheets and statements of operations.

Other

During fiscal 2014, our Canadian subsidiary, which is part of the non-guarantor subsidiaries, issued common shares to The Gymboree Corporation valued at $18.5 million. No cash was exchanged since we immediately net settled $15.3 million and $3.2 million of intercompany liabilities payable to The Gymboree Corporation related to business operations and to our Advanced Pricing Agreement, respectively. The $18.5 million is a non-cash investing and financing activity for purposes of condensed consolidating statements of cash flows. During fiscal 2014, our Canadian subsidiary repurchased common shares from The Gymboree Corporation valued at $3.2 million.

During fiscal 2014, our guarantor subsidiaries distributed $3.0 million in the form of a dividend to The Gymboree Corporation. Also, during fiscal 2014, one of our non-guarantor subsidiaries distributed $1.8 million in the form of a capital distribution to The Gymboree Corporation.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,882	$1,146,744	$56,926	$(27,076)	$1,178,476
Gymboree Play & Music	—	10,402	20,506	—	30,908
Retail Franchise	—	19,356	—	—	19,356
Intercompany revenue	24,591	42,925	4,253	(71,769)	—

Total net sales	26,473	1,219,427	81,685	(98,845)	1,228,740
Cost of goods sold, including buying and occupancy expenses	(6,330)	(737,274)	(44,838)	28,250	(760,192)

Gross profit	20,143	482,153	36,847	(70,595)	468,548
Selling, general and administrative expenses	(66,773)	(412,459)	(39,732)	70,608	(448,356)
Goodwill and intangible asset impairment	—	(572,422)	(18,974)	—	(591,396)

Operating loss	(46,630)	(502,728)	(21,859)	13	(571,204)
Interest income	—	60	230	(45)	245
Interest expense	(81,886)	(492)	(45)	45	(82,378)
Other (expense) income, net	(739)	245	(100)	—	(594)

Loss before income taxes	(129,255)	(502,915)	(21,774)	13	(653,931)
Income tax benefit (expense)	20,202	56,650	(3,032)	—	73,820
Equity in earnings of affiliates, net of tax	(465,052)	—	—	465,052	—

Net loss	(574,105)	(446,265)	(24,806)	465,065	(580,111)
Net loss attributable to noncontrolling interest	—	—	6,006	—	6,006

Net loss attributable to The Gymboree Corporation	$(574,105)	$(446,265)	$(18,800)	$465,065	$(574,105)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,885	$1,162,412	$62,893	$(30,014)	$1,197,176
Gymboree Play & Music	—	10,677	15,008	—	25,685
Retail Franchise	—	21,708	—	—	21,708
Intercompany revenue	30,515	35,362	3,085	(68,962)	—

Total net sales	32,400	1,230,159	80,986	(98,976)	1,244,569
Cost of goods sold, including buying and occupancy expenses	(5,824)	(745,339)	(45,558)	28,166	(768,555)

Gross profit	26,576	484,820	35,428	(70,810)	476,014
Selling, general and administrative expenses	(66,445)	(411,476)	(36,808)	70,806	(443,923)
Goodwill and intangible asset impairment	—	(154,322)	(2,867)	—	(157,189)

Operating loss	(39,869)	(80,978)	(4,247)	(4)	(125,098)
Interest income	63	35	89	(1)	186
Interest expense	(81,405)	(153)	(1)	1	(81,558)
Loss on extinguishment of debt	(834)	—	—	—	(834)
Other (expense) income, net	(105)	(4)	(396)	2	(503)

(Loss) income before income taxes	(122,150)	(81,100)	(4,555)	(2)	(207,807)
Income tax benefit (expense)	18,346	(19,898)	3,008	—	1,456
Equity in earnings of affiliates, net of tax	(99,223)	—	—	99,223	—

Net loss	(203,027)	(100,998)	(1,547)	99,221	(206,351)
Net loss attributable to noncontrolling interest	—	—	3,324	—	3,324

Net (loss) income attributable to The Gymboree Corporation	$(203,027)	$(100,998)	$1,777	$99,221	$(203,027)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 2, 2013

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,910	$1,202,552	$60,727	$(30,196)	$1,234,993
Gymboree Play & Music	—	18,661	5,280	—	23,941
Retail Franchise	—	16,730	—	—	16,730
Intercompany revenue	36,608	20,643	9,379	(66,630)	—

Total net sales	38,518	1,258,586	75,386	(96,826)	1,275,664
Cost of goods sold, including buying and occupancy expenses	(5,561)	(773,469)	(43,707)	28,465	(794,272)

Gross profit	32,957	485,117	31,679	(68,361)	481,392
Selling, general and administrative expenses	(58,547)	(393,471)	(27,929)	68,205	(411,742)

Operating (loss) income	(25,590)	91,646	3,750	(156)	69,650
Interest income	71	11	95	—	177
Interest expense	(85,640)	—	—	—	(85,640)
Loss on extinguishment of debt	(214)	—	—	—	(214)
Other (expense) income, net	(77)	—	65	—	(12)

(Loss) income before income taxes	(111,450)	91,657	3,910	(156)	(16,039)
Income tax benefit (expense)	45,627	(37,896)	(2,095)	—	5,636
Equity in earnings of affiliates, net of tax	57,981	—	—	(57,981)	—

Net (loss) income	(7,842)	53,761	1,815	(58,137)	(10,403)
Net loss attributable to noncontrolling interest	—	—	2,561	—	2,561

Net (loss) income attributable to The Gymboree Corporation	$(7,842)	$53,761	$4,376	$(58,137)	$(7,842)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE YEAR ENDED JANUARY 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net loss	$(574,105)	$(446,265)	$(24,806)	$465,065	$(580,111)

Other comprehensive loss, net of tax:
Foreign currency translation adjustments	(7,666)	—	(8,033)	7,591	(8,108)
Unrealized net gain (loss) on cash flow hedges, net of tax	1,315	—	(164)	164	1,315

Total other comprehensive loss, net of tax	(6,351)	—	(8,197)	7,755	(6,793)

Comprehensive loss	(580,456)	(446,265)	(33,003)	472,820	(586,904)
Comprehensive loss attributable to noncontrolling interest	—	—	6,448	—	6,448

Comprehensive loss attributable to The Gymboree Corporation	$(580,456)	$(446,265)	$(26,555)	$472,820	$(580,456)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED FEBRUARY 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net loss	$(203,027)	$(100,998)	$(1,547)	$99,221	$(206,351)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(185)	—	83	128	26
Unrealized net gain on cash flow hedges, net of tax	1,219	—	449	(449)	1,219

Total other comprehensive income, net of tax	1,034	—	532	(321)	1,245

Comprehensive loss	(201,993)	(100,998)	(1,015)	98,900	(205,106)
Comprehensive loss attributable to noncontrolling interest	—	—	3,113	—	3,113

Comprehensive (loss) income attributable to The Gymboree Corporation	$(201,993)	$(100,998)	$2,098	$98,900	$(201,993)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED FEBRUARY 2, 2013

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(7,842)	$53,761	$1,815	$(58,137)	$(10,403)

Other comprehensive (loss) income , net of tax:
Foreign currency translation adjustments	54	—	88	(30)	112
Unrealized net (loss) gain on cash flow hedges, net of tax benefit of $67	(143)	—	(74)	74	(143)

Total other comprehensive (loss) income, net of tax	(89)	—	14	44	(31)

Comprehensive (loss) income	(7,931)	53,761	1,829	(58,093)	(10,434)
Comprehensive loss attributable to noncontrolling interest	—	—	2,503	—	2,503

Comprehensive (loss) income attributable to The Gymboree Corporation	$(7,931)	$53,761	$4,332	$(58,093)	$(7,931)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of January 31, 2015
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,689	$3,202	$13,629	$—	$18,520
Accounts receivable, net of allowance	938	18,339	5,971	—	25,248
Merchandise inventories	—	192,142	6,711	(516)	198,337
Prepaid income taxes	1,860	306	433	—	2,599
Prepaid expenses	3,388	2,833	600	—	6,821
Deferred income taxes	—	15,586	793	(9,555)	6,824
Intercompany receivable	3,470	608,994	720	(613,184)	—

Total current assets	11,345	841,402	28,857	(623,255)	258,349
Property and equipment, net	12,306	159,699	10,426	—	182,431
Goodwill	—	362,021	11,813	—	373,834
Other intangible assets, net	—	343,312	240	—	343,552
Deferred financing costs	25,622	—	—	—	25,622
Other assets	7,798	1,669	4,020	(9,332)	4,155
Investment in subsidiaries	1,408,447	—	—	(1,408,447)	—

Total assets	$1,465,518	$1,708,103	$55,356	$(2,041,034)	$1,187,943

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$9,798	$76,557	$677	$—	$87,032
Accrued liabilities	26,943	57,757	10,031	74	94,805
Deferred income taxes	9,504	—	125	(9,629)	—
Line of credit borrowings	33,000	—	—	—	33,000
Current obligation under capital lease	—	552	—	—	552
Intercompany payable	609,510	720	3,470	(613,700)	—

Total current liabilities	688,755	135,586	14,303	(623,255)	215,389
Long-term liabilities:
Long-term debt	1,114,048	—	—	—	1,114,048
Long-term obligation under capital lease	—	2,850	—	—	2,850
Lease incentives and other liabilities	4,906	49,306	4,513	—	58,725
Deferred income taxes	—	138,511	17	(9,332)	129,196

Total liabilities	1,807,709	326,253	18,833	(632,587)	1,520,208
Total stockholders’ (deficit) equity	(342,191)	1,381,850	26,597	(1,408,447)	(342,191)
Noncontrolling interest	—	—	9,926	—	9,926

Total liabilities and stockholders’ (deficit) equity	$1,465,518	$1,708,103	$55,356	$(2,041,034)	$1,187,943

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(128,004)	$108,700	$546	$(3,000)	$(21,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,153)	(22,682)	(5,157)	—	(31,992)
Proceeds from sale of shares	3,207	—	—	(3,207)	—
Capital distribution from subsidiary	1,821	—	—	(1,821)	—
Intercompany transfers	(3,470)	(84,712)	(720)	88,902	—
Other	—	20	30	—	50

Net cash used in investing activities	(2,595)	(107,374)	(5,847)	83,874	(31,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	83,962	720	4,220	(88,902)	—
Proceeds from ABL facility	447,000	—	—	—	447,000
Payments on ABL facility	(414,000)	—	—	—	(414,000)
Payments on capital lease	—	(503)	—	—	(503)
Dividend to The Gymboree Corporation	—	(3,000)	—	3,000	—
Dividend payment to Parent	(153)	—	—	—	(153)
Repurchase of shares	—	—	(3,207)	3,207	—
Capital distribution to The Gymboree Corporation	—	—	(1,821)	1,821	—
Capital contribution received by noncontrolling interest	—	—	992	—	992

Net cash provided by (used in) financing activities	116,809	(2,783)	184	(80,874)	33,336

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(545)	—	(545)

Net decrease in cash and cash equivalents	(13,790)	(1,457)	(5,662)	—	(20,909)
CASH AND CASH EQUIVALENTS:
Beginning of Period	15,479	4,659	19,291	—	39,429

End of Period	$1,689	$3,202	$13,629	$—	$18,520

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(59,970)	$134,236	$605	$—	$74,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,187)	(45,263)	(4,182)	—	(52,632)
Dividend from subsidiary	2,500	—	—	(2,500)	—
Intercompany transfers	—	(84,681)	—	84,681	—
Other	—	(65)	(429)	—	(494)

Net cash used in investing activities	(687)	(130,009)	(4,611)	82,181	(53,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	90,029	—	(5,348)	(84,681)	—
Proceeds from ABL facility	123,000	—	—	—	123,000
Payments on ABL facility	(123,000)	—	—	—	(123,000)
Repurchase of notes	(24,760)	—	—	—	(24,760)
Payments on capital lease	—	(196)	—	—	(196)
Dividend to The Gymboree Corporation	—	(2,500)	—	2,500	—
Dividend payment to parent	(7,564)	—	—	—	(7,564)
Capital contribution received by noncontrolling interest	—	—	15,886	—	15,886

Net cash provided by (used in) financing activities	57,705	(2,696)	10,538	(82,181)	(16,634)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	990	—	990

Net (decrease) increase in cash and cash equivalents	(2,952)	1,531	7,522	—	6,101
CASH AND CASH EQUIVALENTS:
Beginning of Period	18,431	3,128	11,769	—	33,328

End of Period	$15,479	$4,659	$19,291	$—	$39,429

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 2, 2013

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(31,000)	$100,856	$3,938	$—	$73,794

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,723)	(41,154)	(3,974)	—	(47,851)
Dividend from subsidiary	10,042	—	—	(10,042)	—
Investment in subsidiaries	(180)	—	—	180	—
Intercompany transfers	—	(56,754)	—	56,754	—
Other	—	(207)	(635)	—	(842)

Net cash provided by (used in) investing activities	7,139	(98,115)	(4,609)	46,892	(48,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	54,910	—	1,844	(56,754)	—
Payments on Term Loan	(42,698)	—	—	—	(42,698)
Dividend to The Gymboree Corporation	—	(6,000)	(4,042)	10,042	—
Repurchase of Notes	(26,613)	—	—	—	(26,613)
Proceeds from ABL facility	14,000	—	—	—	14,000
Payments on ABL facility	(14,000)	—	—	—	(14,000)
Payments of deferred financing costs	(1,344)	—	—	—	(1,344)
Investment by Parent	—	—	180	(180)	—
Dividend payment to Parent	(3,273)	—	—	—	(3,273)
Capital contribution received by noncontrolling interest	—	—	1,602	—	1,602
Investment by affiliate of Parent	2,400	—	—	—	2,400

Net cash used in financing activities	(16,618)	(6,000)	(416)	(46,892)	(69,926)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	243	—	243

Net decrease in cash and cash equivalents	(40,479)	(3,259)	(844)	—	(44,582)
CASH AND CASH EQUIVALENTS:
Beginning of Period	58,910	6,387	12,613	—	77,910

End of Period	$18,431	$3,128	$11,769	$—	$33,328

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

20. Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Operations (in thousands). During the third quarter of fiscal 2014, we recorded non-cash charges related to goodwill impairment of $378.8 million and trade name impairment of $212.6 million (see Note 3). In addition, during the third quarter of fiscal 2014, we recorded an income tax benefit of $78.2 million related to trade name impairment.

During the fourth quarter of fiscal 2013, we recorded non-cash charges related to goodwill impairment of $140.2 million and trade name impairment of $17.0 million (see Note 3). In addition, during the fourth quarter of fiscal 2013, we recorded an income tax expense of $6.9 million resulting from the increase of the valuation allowance against deferred tax assets. During the third quarter of fiscal 2013, we recorded an income tax expense of $18.4 million to establish a valuation allowance against certain deferred tax assets.

	Fiscal 2014 Quarter Ended
	May 3,	August 2,	November 1,	January 31,	2014
	2014	2014	2014	2015	Total
Net sales
Retail	$259,124	$253,376	$304,265	$361,711	$1,178,476
Gymboree Play & Music	6,832	7,319	7,744	9,013	30,908
Retail Franchise	6,054	3,608	4,810	4,884	19,356

Total net sales	$272,010	$264,303	$316,819	$375,608	$1,228,740

Gross profit	$108,358	$96,364	$125,921	$137,905	$468,548
Goodwill and intangible asset impairment	$—	$—	$(591,396)	$—	$(591,396)
Operating income (loss)	$6,068	$(10,776)	$(579,154)	$12,658	$(571,204)
Net loss	$(15,003)	$(32,853)	$(522,394)	$(9,861)	$(580,111)
Net loss attributable to The Gymboree Corporation	$(13,431)	$(31,153)	$(522,075)	$(7,446)	$(574,105)

	Fiscal 2013 Quarter Ended
	May 4,	August 3,	November 2,	February 1,	2013
	2013	2013	2013	2014	Total
Net sales
Retail	$280,877	$278,944	$297,352	$340,003	$1,197,176
Gymboree Play & Music	6,328	6,260	6,821	6,276	25,685
Retail Franchise	5,578	5,712	5,665	4,753	21,708

Total net sales	$292,783	$290,916	$309,838	$351,032	$1,244,569

Gross profit	$120,973	$107,086	$123,468	$124,487	$476,014
Goodwill and intangible asset impairment	$—	$—	$—	$(157,189)	$(157,189)
Operating income (loss)	$16,844	$5,063	$12,269	$(159,274)	$(125,098)
Net loss	$(2,848)	$(9,325)	$(24,398)	$(169,780)	$(206,351)
Net loss attributable to The Gymboree Corporation	$(2,536)	$(9,350)	$(23,985)	$(167,156)	$(203,027)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Principal Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Principal Executive Officer and Principal Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Principal Executive Officer and Principal Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Principal Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2015. In making this assessment, management used the criteria established in Internal Control – Integrated Framework (1992) (the “1992 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), which COSO considers superseded as of December 15, 2014 by an updated version of its Internal Control – Integrated Framework issued on May 14, 2013 (the “2013 Framework”). Management believes that, as of January 31, 2015, the Company maintained effective internal control over financial reporting based on the criteria established in the 1992 Framework. Beginning in fiscal 2015, management expects to assess the effectiveness of the Company’s internal control over financial reporting using the criteria established in the 2013 Framework.

Changes in Internal Control over Financial Reporting

During the Company’s fourth quarter of fiscal 2014, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal. Directors are elected at an annual meeting of stockholders.

Below is a list of the names, ages as of March 31, 2015 and positions, and a brief account of the business experience, of the individuals who serve as our executive officers and directors:

Name	Age	Position	Committee Membership

Mark Breitbard	47	Chief Executive Officer, Director

Andrew North	41	Chief Financial Officer

Joelle Maher	48	Chief Operating Officer

Weizhong (“Wilson”) Zhu	62	Chief Sourcing and Production Officer

Joshua Bekenstein	56	Director	Compensation Committee

Maxine Clark	66	Director

Jordan Hitch	48	Director	Compensation Committee

Marko Kivisto	39	Director	Audit Committee

Lewis Klessel	47	Director	Audit Committee

Mark Weikel	59	Director	Audit Committee

(1)	Mr. Price resigned as our Chief Financial Officer effective July 24, 2014.
(2)	Ms. Gustafson served as our interim Chief Financial Officer from July 24, 2014 through November 16, 2014.

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

Andrew North joined The Gymboree Corporation in November 2014 as Chief Financial Officer. Prior to joining The Gymboree Corporation, Mr. North served as Chief Financial Officer of Lucky Brand from October 2011 to June 2014 and as a consultant since June 2014. Prior to that position, Mr. North served in a variety of roles with Carter’s, Inc., a children’s apparel retailer, from 2002 to July 2011, including Vice President of Finance, Senior Vice President of Finance and Interim Chief Financial Officer of Carter’s from August 2008 to January 2009.

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

Joshua Bekenstein has been a director on our Board and a director of Parent since November 2010. Mr. Bekenstein is currently a Managing Director at Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bob’s Discount Furniture, Bombardier Recreational Products, Inc., Bright Horizons Family Solutions, Inc., Burlington Stores, Canada Goose, Dollarama, Inc., The Michaels Companies, Inc., TOMS Shoes, Toys “R” Us, Inc. and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein received an MBA from Harvard Business School and a B.A. from Yale University. Mr. Bekenstein possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies. Mr. Bekenstein’s service as a member of the boards of directors of several other companies provides him with substantial knowledge of a full range of corporate and board functions.

Maxine Clark has been a director on our Board and a director of Parent since November 2014. Ms. Clark is a founder of and served as a Chief Executive Officer at Build-A-Bear Workshop Inc. from 1997 to June 2013. Ms. Clark served as the President at Build-A-Bear Workshop Inc. from its inception in 1997 until April 2004 and served as its Chairman from April 2000 to 2012. Prior to founding Build-A-Bear Workshop Inc. in 1997, Ms. Clark served as the President and Chief Merchandising Officer at Payless Shoesource Inc. from November 1992 to January 1996. Ms. Clark served as an Executive Vice President at Softlines for Venture Stores, Inc. from 1988 to 1992. Ms. Clark has been a member of the board of directors of Foot Locker, Inc. since 2013. Ms. Clark has been a member of the Board of Directors of Teach for America since 2005. Ms. Clark also serves as a member of the board of several non-profit organizations, including the board of trustees of Washington University in St. Louis, the board of directors of The Nine Network, the board of directors of Parents as Teachers and the board of directors of Beyond Housing. Ms. Clark earned a Bachelor’s degree in journalism from the University of Georgia and an Honorary Doctor of Laws from Saint Louis University-St Louis.

Jordan Hitch has been a director on our Board and a director of Parent since November 2010. Mr. Hitch joined Bain Capital in 1997. Prior to joining Bain Capital, Mr. Hitch was a consultant at the consulting firm Bain & Company where he worked in the financial services, healthcare and utility industries. Previously, Mr. Hitch worked for Nalco Chemical Co., a water treatment and process improvement company, as an Area Manager. Mr. Hitch received an MBA, with distinction, from the University of Chicago Graduate School of Business. He received a Bachelor’s degree in Mechanical Engineering from Lehigh University. Mr. Hitch also serves as a director of the Burlington Stores, Bright Horizons Family Solutions, Inc. and Gymboree China.

Marko Kivisto has been a director on our Board since February 2011 and a director of Parent since December 2010. Mr. Kivisto has been the Senior Vice President of Corporate Development at C&S Wholesale Grocers since July 2014 where he is responsible for the company’s merger and acquisition and capital market related activities. Prior to joining C&S Wholesale Grocers, Mr. Kivisto worked at Bain Capital for over seven years where he was an investment principal. Prior to joining Bain Capital, Mr. Kivisto was a manager at Bain & Company for six years where he advised clients on corporate strategy, mergers and acquisition, turnaround management, and operations improvement.

Lewis Klessel has been a director on our Board and a director of Parent since June 2014. Mr. Klessel currently serves as a managing director at Bain Capital. Prior to becoming a managing director in December 2011, Mr. Klessel served in various capacities, most recently as an operating partner at Bain Capital from December 2007 to December 2011. Prior to joining Bain Capital in October 2005, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home Depot, Inc., including as President of HD Supply’s Facilities Maintenance business, Divisional Merchandise Manager and head of Home Depot’s Strategic Business Development function. Prior to 1997, Mr. Klessel was a strategy consultant with McKinsey & Company and a senior auditor with Ernst & Young. Mr. Klessel received an MBA from Harvard Business School where he was a Baker Scholar. He received a B.S. degree from The Wharton School at the University of Pennsylvania and is a Certified Public Accountant. Mr. Klessel is currently on the Board of Directors for Guitar Center and The Michaels Companies, Inc.

Mark Weikel has been a director on our Board and a director of Parent since November 2014. Mr. Weikel has been a Senior Business Advisor at Luxottica Group SpA from April 2014 to December 2014. Mr. Weikel was President and Chief Executive Officer of Retail Optical North America at Luxottica Group SpA from January 2013 to March 2014. Mr. Weikel served as President and General Manager of Lenscrafters at Luxottica Group SpA from January 2011 until January 2013. He served as Senior Vice President and General Manager of Sunglass Hut North America at Luxottica Group SpA from February 2010 until January 2011. Mr. Weikel provided oversight and leadership to the finance, planning and allocation, business planning and operations, sourcing and production, human resources, brand marketing, visual merchandising, product/merchandising and stores functions in his roles at Luxottica Group SpA. Mr. Weikel has been a member of the board of directors of Tractor Supply Company since February 2014, and serves on its compensation committee and audit committee. Mr. Weikel graduated with a B.S. degree in accounting from Indiana State University in Evansville, completed the executive program from the University of Michigan at Ann Arbor and is a Certified Public Accountant in the state of Indiana.

CORPORATE GOVERNANCE

Our Board is responsible for governing the Company’s business and affairs. Highlights of the Company’s corporate governance practices are described below.

Board Committees

Currently, our Board has two active standing committees, each of which is required by its charter to consist of no fewer than two directors.

Compensation Committee

Our Board of Directors has a separately designated Compensation Committee. The Compensation Committee consists of two members: Messrs. Bekenstein and Hitch.

Under its charter, the Compensation Committee assists the Board in developing and evaluating potential candidates for executive positions. The Compensation Committee also reviews and recommends to the Board for approval the compensation for all executive positions.

Audit Committee

Our Board of Directors has a separately designated Audit Committee. The Audit Committee consists of three members: Messrs. Kivisto, Klessel and Weikel.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In general, this section focuses on, and provides a description of, our executive compensation philosophy and objectives and a discussion of each of the key elements of our compensation programs for fiscal 2014 as they applied to the individuals identified in the Summary Compensation Table, referred to in this report as the “named executive officers.” Our named executive officers for fiscal 2014 were:

•	Mark Breitbard, Chief Executive Officer;

•	Andrew North, Chief Financial Officer;(1)

•	Evan Price, former Chief Financial Officer;(2)

•	Lynda Gustafson, former interim Chief Financial Officer;(3)

•	Joelle Maher, Chief Operating Officer;(4) and

•	Wilson Zhu, Chief Sourcing and Production Officer.

(1)	Mr. North commenced employment with us on November 17, 2014.
(2)	Mr. Price resigned effective July 24, 2014.
(3)

Ms. Gustafson served as our interim Chief Financial Officer from July 24, 2014 through November 16, 2014. From the beginning of fiscal 2014 through June 10, 2014, Ms. Gustafson served as our Vice President, Corporate Controller. From June 10, 2014 through July 23, 2014 and again from November 17, 2014 through the present, Ms. Gustafson has served as a senior advisor to us.

(4)	Ms. Maher will be leaving the Company, effective June 1, 2015, to pursue other interests.

Compensation Discussion and Analysis

General Philosophy and Objectives

During fiscal 2014, the Compensation Committees of the board of directors of each of Gymboree and Parent (together, the “Compensation Committee”) in consultation with the boards of directors and our Chief Executive Officer (other than with respect to his own compensation) were responsible for determining the compensation of our named executive officers, including base salary, cash bonus opportunities and long-term incentive awards. The philosophy of the Compensation Committee was that executive compensation should be used to attract, reward and retain highly-qualified executives in a performance-oriented environment that recognizes individual performance as well as achievement of specific Company goals. Consistent with this philosophy, we tied a significant portion of senior executive compensation during fiscal 2014 to our financial and business performance.

Our compensation program for our named executive officers, which principally consists of a mix of base salary, cash bonus opportunities and long-term incentives, is designed to provide total compensation at levels competitive with those at comparable companies with which we compete for executive talent. While the Compensation Committee considers the overall mix of compensation components in its review of compensation matters, we have not adopted any formal policies or guidelines for allocating compensation between short-term and long-term compensation, between cash and non-cash compensation or among different forms of cash and non-cash compensation.

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

In fiscal 2014, we did not benchmark our executive compensation against peer companies. Compensation amounts historically have been highly individualized and discretionary, based largely on the collective experience and judgment of our Compensation Committee members, along with input from our Chief Executive Officer and other executive officers, as appropriate. Approvals by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee and alignment with our overall strategic direction and goals.

In addition, our review of compensation generally relies on both quantitative and qualitative indicators of individual and Company performance in determining total compensation, including the achievement of pre-established earnings targets and other performance metrics, succession planning and retention.

Components of Executive Compensation

During fiscal 2014, we compensated our named executive officers principally through a combination of base salary, cash bonus opportunities and long-term incentive awards. We believe that offering executive officers a total compensation package that includes a significant portion of at-risk, performance-based awards aligns the interests of the officers with those of our stockholders.

Base Salaries

The first key component of executive compensation is base salary. The amount of base salary paid to each of our named executive officers for fiscal 2014 is set forth in the “Summary Compensation Table” below.

The amount of the base salary we paid to each of our named executive officers in fiscal 2014 was subject to the terms of an employment agreement, offer letter or letter agreement between us and the named executive officer. These employment contracts were negotiated with each named executive officer at the time he or she joined the Company or assumed a role as an executive officer. The Compensation Committee determined the level of each named executive officer’s base salary by relying on the experience of its members in setting compensation with other executives with similar roles at other portfolio companies of our sponsor with which they are involved and based on the outcome of negotiations with the named executive officers.

Cash Bonuses

The second key component of executive compensation for fiscal 2014 was our cash bonus program. The Gymboree Compensation Committee granted award opportunities to our named executive officers with respect to fiscal 2014 under The Gymboree Corporation Executive Bonus Plan (the “Executive Bonus Plan”). The Executive Bonus Plan provides financial incentives to executive officers and other members of management who are in a position to drive our financial performance and meet strategic goals.

For fiscal 2014, the Compensation Committee selected Adjusted EBITDA targets because it believed that this measure strongly correlates with stockholder value creation and improvement in this measure aligns with our overall growth strategy. We see Adjusted EBITDA as among the most critical of our financial metrics because we believe it captures our success at balancing growth and profitability. Please see “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” above for a reconciliation of Adjusted EBITDA to our net loss.

For fiscal 2014, the Compensation Committee approved a cash bonus program under the Executive Bonus Plan that would result in cash bonuses being payable at 100% if our target Adjusted EBITDA goal was met and 200% if our maximum Adjusted EBITDA goal was met, with cash bonuses only becoming payable if a threshold Adjusted EBITDA goal was met. If our actual Adjusted EBITDA had been achieved at a level between the target Adjusted EBITDA goal and the threshold Adjusted EBITDA goal or the maximum Adjusted EBITDA goal, respectively, the amount of cash bonuses payable to our named executive officers would have been adjusted to reflect that level of achievement in accordance with a payout curve approved by the Compensation Committee.

The following table illustrates the cash bonus opportunities and payouts to our named executive officers for fiscal 2014:

Name	Target payout (% of base salary)	Actual payout (% of base salary)	Actual payout (% of target payout)
Mark Breitbard	100%	—	—
Andrew North	50%	—	—
Evan Price (1)	50%	—	—
Lynda Gustafson (2)	40%	—	—
Joelle Maher	75%	—	—
Wilson Zhu	50%	—	—

(1)	Mr. Price resigned as our Chief Financial Officer effective July 24, 2014.
(2)

Ms. Gustafson served as our interim Chief Financial Officer from July 24, 2014 through November 16, 2014. Under a letter agreement with us effective July 24, 2014 related to her service as our interim Chief Financial Officer, Ms. Gustafson was not eligible for a fiscal 2014 annual bonus. The target shown above reflects the payout to which Ms. Gustafson would have been entitled, had she continued to be eligible to participate in the Executive Bonus Plan throughout fiscal 2014 and had such amount been earned.

Equity Compensation

2010 Equity Incentive Plan

The third key component of our executive compensation program is long-term incentive compensation. We provide long-term incentives primarily in the form of stock options and restricted “Units” (defined below). We believe that the use of stock options and restricted Units serves to align the interests of our named executive officers with those of the Company and its stockholders by directly linking individual compensation to the Company’s long-term performance (and the resulting performance of Parent), as reflected in stock price and increased stockholder value.

Following the Transaction, Parent established the Giraffe Holding Inc. 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP, each award is made with respect to units of Parent common stock (each, a “Unit”), each consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock of Parent. In fiscal 2014, we granted stock options to Mr. North under the 2010 EIP pursuant to the terms of his offer letter. The Compensation Committee determined the size of the equity award granted to Mr. North in fiscal 2014 by relying on the experiences of its members in issuing such awards to other executives with similar roles at other portfolio companies of our sponsor with which they are involved and based on the outcome of negotiations with the named executive officers.

In December 2014, Parent effected a stock option exchange program that was open to all active employees, including our named executive officers, who held stock options as of the commencement of the exchange program in November 2014. The board of directors of Parent determined that the option exchange program, pursuant to which the vesting period of options exchanged under the program was extended and option exercise prices were reduced, was an appropriate means of re-aligning the incentives of our management team, including our named executive officers, with the interests of our stockholders and giving our leadership team a meaningful stake in our future growth in light of unforeseen challenges to our business affecting the incentive value of previously granted stock options.

Pursuant to the exchange program, Parent offered all active employees the opportunity to exchange all of their outstanding options to purchase Units (both vested and unvested) (“Eligible Options”) for an equal number of new options granted under the 2010 Plan. All replacement options granted pursuant to the exchange program have substantially the same terms and conditions as the options exchanged, except that (i) the exercise price of each replacement option was reduced to $28.00, (ii) with respect to replacement options for which unvested Eligible Options (other than unvested Eligible Options that were scheduled to vest on or before January 31, 2015) were exchanged, vesting restarted as of December 12, 2014 and such replacement options will be eligible to vest in equal installments on each of the first five anniversaries of that date, (iii) with respect to replacement options for which vested Eligible Options and unvested Eligible Options that were scheduled to vest on or before January 31, 2015 were exchanged, 50% of the corresponding replacement options were fully vested when granted and the remaining 50% of such replacement options will vest in equal installments on each of the first five anniversaries of December 12, 2014, and (iv) the final exercise date of the replacement options is ten years from December 12, 2014. Each of our named executive officers (other than Mr. North, who did not hold stock options eligible for exchange in the program, and Ms. Gustafson, whose stock options had terminated unexercised in connection her becoming a senior advisor to the Company earlier in fiscal 2014) elected to participate in the option exchange program.

Other than the grants described above, there were no other grants made to our named executive officers in fiscal 2014.

2013 Gymboree China Phantom Equity Incentive Plan

In fiscal 2013, the Company adopted the 2013 Gymboree China Phantom Equity Plan (the “Phantom Plan”) in order to allow participants to share in the growth in Gymboree Hong Kong Limited (“Gymboree HK”). Participants do not own shares or other equity in Gymboree HK, but are granted a conditional right to receive a specified interest in the value of a “Pool.” The Pool represents a portion of the cash value received by Bain Fund X, L.P. and its permitted transferees. The awards are granted in the form of phantom units in the Pool, and conditionally vest in equal percentages over the first five anniversaries of a date specified in the grant. The phantom units only vest and become payable upon a sale or a qualified IPO of Gymboree HK or the common parent of Gymboree HK and the Company.

None of our named executive officers were granted awards under the Phantom Plan in fiscal 2014, but each of our named executive officers, other than Mr. North, who did not hold phantom units in fiscal 2014, continued to conditionally vest in awards granted to them in fiscal 2013, subject to the terms of the applicable award agreements.

Other Benefits

Severance Benefits

We believe that reasonable severance benefits support employee retention. We continue to believe that the severance benefits we provide are competitive with those offered by comparable companies.

Each of our named executive officers (other than Mr. Price and Ms. Gustafson) is entitled to severance benefits under the terms of an employment agreement or The Gymboree Corporation Management Severance Plan (the “Severance Plan”), which is described below in “Potential Payments upon Termination of Employment or a Change in Control”). Ms. Gustafson is not entitled to any severance in connection with the cessation of her services as a senior advisor.

The only contractual benefits for a named executive officer in the event of a termination of employment and/or a change of control are under the agreements and plans noted above and described in more detail in “Potential Payments upon Termination of Employment or a Change in Control.”

Retirement Plans

In fiscal 2014, we maintained a 401(k) plan in which named executive officers were eligible to participate on the same basis as our other U.S.-based employees. Under the matching formula under the 401(k) plan, we match 100% of the first 4% of a participant’s compensation that he or she contributes to the 401(k) plan. We believe that our 401(k) plan serves as an important tool to attract and retain our named executive officers, and that we would be at a competitive disadvantage if we did not offer a retirement plan.

Perquisites and Other Benefits

During fiscal 2014, our named executive officers received certain other benefits and perquisites. The primary perquisite for executives at and above the level of Vice President consisted of reimbursement of up to 1% of base salary for tax-related and other financial planning services. We also reimbursed employees at and above the level of Vice President for all medical, dental and vision insurance premiums and we paid life and disability insurance premiums for all eligible employees. Certain other benefit programs had been made available to eligible employees, including our named executive officers, including discounts on our products. We believe that the cost of providing these perquisites and other benefits is reasonable relative to their value to our named executive officers.

In fiscal 2014, we paid Mr. North a relocation payment in the amount of $100,000. The Compensation Committee agreed to pay Mr. North this amount as part of the negotiations with Mr. North at the time he was hired and believes the benefit of securing Mr. North’s services outweighed the cost to the Company.

Tax Treatment

Because our common stock is not currently publicly traded, our executive compensation arrangements are not subject to the provisions of Section 162(m) of the Internal Revenue Code, which limit the deductibility of compensation paid to certain individuals to $1 million, excluding qualifying performance-based compensation and certain other compensation.

Advisory Vote on Executive Compensation

The Company is not subject to the “say on pay” rules under Section 14A of the Securities Exchange Act of 1934 and therefore the Company’s stockholders were not required to vote on the Company’s executive compensation in fiscal 2014.

Executive Compensation Tables

The following table sets forth information regarding compensation for each of our named executive officers for fiscal years 2014, 2013, and 2012 (to the extent applicable). All numbers are rounded to the nearest dollar.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2014, 2013 AND 2012

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($) (1)	($) (2)	($) (3)	($) (4)	($) (5)	($)
Mark Breitbard	2014	$850,000	$—	$—	$367,683	$27,974	$1,245,657
Chief Executive Officer	2013	850,000	—	1,000,035	6,225,380	42,481	8,117,896
	2012	49,038	1,000,000	—	—	623	1,049,661

Andrew North	2014	84,615	—	—	220,855	100,718	406,188
Chief Financial Officer

Evan Price	2014	190,889	—	—	—	14,961	205,850
Former Chief Financial Officer	2013	400,000	—	250,020	1,867,614	16,865	2,534,499
	2012	15,385	150,000	—	—	623	166,008

Lynda Gustafson	2014	339,519	281,250	—	—	84,764	705,533
Former Interim Chief Financial Officer	2013	300,000	—	—	43,892	26,568	370,460
	2012	305,769	—	—	—	18,599	324,368

Joelle Maher	2014	550,000	—	—	93,098	13,945	657,043
Chief Operating Officer	2013	306,731	350,000	—	1,772,946	2,924	2,432,601

Wilson Zhu	2014	388,000	—	—	46,823	22,542	457,365
Chief Sourcing and Production Officer	2013	82,077	60,000	750,015	1,037,428	150,922	2,080,442

(1)	Reflects the dollar amount of base salary paid in the fiscal year, including any salary increases and decreases effective during the year.
(2)

The amount shown for Ms. Gustafson for 2014 reflects the one-time cash transition bonus ($281,250) paid to her in connection with her service as our interim Chief Financial Officer. The amounts shown for fiscal 2013 reflect the following: for Ms. Maher, the amount of the signing bonus ($100,000) paid to her in connection with her hiring in fiscal 2013 plus the amount of her guaranteed annual bonus ($250,000) under her offer letter; for Mr. Zhu, the amount of the signing bonus paid to him under his offer letter. Amounts shown for fiscal 2012 reflect the amount of signing bonuses paid to Mr. Breitbard and Mr. Price under his employment agreement or offer letter, as applicable.

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

(4)

Except as noted below, reflects the aggregate grant date fair value of stock options granted under our 2010 EIP computed in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. The fair value of stock options is calculated based on the Black-Scholes option valuation model: (i) with respect to fiscal 2014, using the assumptions disclosed in Note 11 to the Company’s audited financial statements included in this annual report; (ii) with respect to fiscal 2013, using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on May 2, 2014; and (iii) with respect to fiscal 2012, using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on May 2, 2013. The fair values in this column exclude the effect of estimated forfeitures. Amounts shown for fiscal 2014 with respect to Messrs. Breitbard and Zhu and Ms. Maher reflect the incremental fair value of the replacement stock options granted to the named executive officer over the options tendered in the option exchange program described above under “Compensation Discussion and Analysis – Components of Executive Compensation – Equity Compensation – 2010 Equity Incentive Plan.”

(5)	The “All Other Compensation” column for fiscal 2014 with respect to each of our named executive officers reflects payment of the following amounts:

Name	Medical, Life and Disability Insurance Premiums ($) (1)	Financial Planning Services ($) (2)	401(k) Company match contributions ($)	Payout of Accrued Paid Time Off ($) (3)	Relocation Payments ($) (4)
Mark Breitbard	$17,574	$—	$10,400	$—	$—
Andrew North	718	—	—	—	100,000
Evan Price	7,326	—	7,635	—	—
Lynda Gustafson	16,883	900	15,058	51,923	—
Joelle Maher	13,945	—	—	—	—
Wilson Zhu	13,887	—	8,655	—	—

(1)	Reflects medical, dental and vision insurance premiums, the full cost of which is reimbursed to the executive by the Company.
(2)	Reflects reimbursement of financial/tax planning services. Each named executive officer is eligible for reimbursement of such costs, up to 1% of his or her salary.
(3)

Amount shown for Ms. Gustafson reflects the payment she received for the cash out of her accrued paid time off in connection with the termination of her employment as Vice President, Controller on June 10, 2014.

(4)	Amount shown for Mr. North reflects the one-time relocation allowance that was paid to him pursuant to the terms of his offer letter upon commencement of employment with us.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2014

The following table provides information regarding grants of plan-based awards for each of our named executive officers for fiscal 2014:

		Potential Payouts Under Non-Equity Incentive Plan Awards
	Grant	Threshold	Target	Maximum	All Other Stock Awards: Number of Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	($) (1)	($) (1)	($) (1)	(#)	(#)	($/Unit)	($)
Mark Breitbard
Executive Bonus Plan		$—	$850,000	$1,700,000
2010 EIP	12/12/2014				—	200,000	$28.00	$367,683	(3)
Andrew North
Executive Bonus Plan		—	42,308	84,616
2010 EIP	12/9/2014				—	50,000	$28.00	$220,855
Evan Price
Executive Bonus Plan		—	200,000	400,000
Lynda Gustafson (2)
Executive Bonus Plan		—	120,000	240,000
Joelle Maher
Executive Bonus Plan		—	412,500	825,000
2010 EIP	12/12/2014				—	60,000	$28.00	$93,098	(3)
Wilson Zhu
Executive Bonus Plan		—	194,000	388,000
2010 EIP	12/12/2014				—	35,000	$28.00	$46,823	(3)

(1)

Reflects award opportunities for each named executive officer under the Executive Bonus Plan for fiscal 2014. Under the terms of the Executive Bonus Plan, Mr. North’s bonus opportunities were pro-rated to reflect the portion of fiscal 2014 that each executive was employed.

(2)

Under the terms of her letter agreement with the Company effective July 24, 2014, Ms. Gustafson was not eligible to receive an annual bonus for fiscal 2014. Amounts shown above reflect the target and maximum payouts under the Executive Bonus Plan that Ms. Gustafson would have been entitled to, had she continued to be eligible to participate in the plan throughout fiscal 2014 and had such amounts been earned.

(3)

Amounts shown for 2014 with respect to Messrs. Breitbard and Zhu and Ms. Maher reflect the incremental fair value of the replacement stock options granted to the named executive officer over the options tendered in the option exchange program described above under “Compensation Discussion and Analysis – Components of Executive Compensation – Equity Compensation – 2010 Equity Incentive Plan.”

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

Offer Letter with Mr. North. The Company entered into an offer letter with Mr. North on October 16, 2014. The offer letter does not provide for employment for a specified term. The offer letter provides Mr. North with an annual salary of $400,000 and an annual cash bonus with a target of 50% of his annual base salary, pro-rated based on his time in his position. In addition, the offer letter obligated us to pay Mr. North a one-time relocation payment of $100,000, which he will be required to repay to the Company if his employment is terminated by the Company for cause or if he voluntarily terminates his employment within 12 months of the commencement of his employment with the Company.

Under his offer letter, Mr. North was also entitled to receive a one-time grant of options to purchase 50,000 Units, subject to time-based vesting over five years. On December 9, 2014, in satisfaction of this obligation, Mr. North was granted 50,000 Parent stock options with a per Unit exercise price of $28.00.

Under Mr. North’s offer letter, he agreed to become subject to certain restrictive covenants. He is also entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Ms. Maher. On June 18, 2013, the Company entered into an offer letter with Ms. Maher. The offer letter does not provide for employment for a specified term. The offer letter provides Ms. Maher with an annual salary of $550,000 and an annual cash bonus with a target of 75% of her annual base salary, with a maximum annual cash bonus equal to 150% of her annual base salary.

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

Offer Letter with Mr. Price. The Company entered into an offer letter with Mr. Price that became effective on January 21, 2013. The offer letter did not provide for employment for a specified term. The offer letter provided Mr. Price with an annual salary of $400,000 and an annual cash bonus with a target of 50% of his annual base salary during his employment. Mr. Price did not receive any severance payments in connection with his resignation, which was effective July 24, 2014.

Letter Agreements with Ms. Gustafson. We entered into two letter agreements with Ms. Gustafson during fiscal 2014. Pursuant to the letter agreement that became effective June 10, 2014 and remained in effect until July 24, 2014, she transitioned from her role as Vice President, Corporate Controller to a role of a senior advisor to the Company. During this period, she received base compensation at an annualized rate of $300,000. Under this letter agreement, had she continued in this role through August 29, 2014, subject to her signing a release, she would have been entitled to a lump sum payment equal to $150,000. However, as discussed below, this amount was not paid because she assumed the role of interim Chief Financial Officer under the new arrangement described below.

Pursuant to the letter agreement that became effective July 24, 2014, Ms. Gustafson transitioned from her role as senior advisor to the Company to a role as interim Chief Financial Officer until the earlier of the time that a new Chief Financial Officer was appointed or a date specified by the Company. During this period, she received base salary at an annualized rate of $375,000 but was not eligible to receive an annual bonus for fiscal 2014. Following Mr. North’s appointment as Chief Financial Officer in October 2014, pursuant to the terms of Ms. Gustafson’s letter agreement, she received a lump sum cash payment equal to $281,250 in exchange for signing a release of claims.

Units Granted Under Phantom Plan. As described above, in fiscal 2013, the Compensation Committee granted awards of phantom units under the Phantom Plan to each of our named executive officers other than Mr. North, who was not employed by us at the time. The number of phantom units subject to each named executive officer’s fiscal 2013 award is as follows: Mr. Breitbard (172,085 phantom units), Ms. Maher (50,765 phantom units), Mr. Zhu (40,010 phantom units), Mr. Price (50,765 phantom units, 40,612 of which were unvested and forfeited in connection with the termination of his employment with the Company) and Ms. Gustafson (13,087 phantom units, 7,851 phantom units of which were unvested and forfeited in connection with the termination of her employment with the Company).

OUTSTANDING EQUITY AWARDS AT 2014 FISCAL YEAR-END

The following table provides information regarding the number of Units underlying outstanding equity awards for each named executive officer as of January 31, 2015:

	Option Awards (1)				Stock Awards (1)
Name	Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date (3)	Number of Units of Stock That Have Not Vested (#) (4)	Market Value of Units of Stock That Have Not Vested ($)(6)
Mark Breitbard	40,000	160,000	$28.00	12/12/2024	7,407	$62,960
Andrew North	—	50,000	$28.00	12/9/2024	—	—
Evan Price	—	—	—	—	—	—
Lynda Gustafson (5)	—	—	—	—	—	—
Joelle Maher	6,000	54,000	$28.00	12/12/2024	—	—
Wilson Zhu	3,500	31,500	$28.00	12/12/2024	11,111	$94,444

(1)	All stock options and restricted Units referenced in this table were granted under the 2010 EIP.
(2)	The exercise price per Unit of each stock option is equal to or greater than the fair market value of a Unit on the grant date.
(3)

All options have a maximum 10-year term. The options granted to Mr. North are subject to a five-year vesting schedule following the date his employment with us commenced, with 20% vesting annually, subject to his continued employment with the Company. The options held by Mr. Breitbard, Ms. Maher and Mr. Zhu were issued to the named executive officer in connection with the option exchange program described above under “Compensation Discussion and Analysis – Components of Executive Compensation – Equity Compensation – 2010 Equity Incentive Plan”; all unvested options issued in connection with the option exchange program vest in equal installments on each of the first five anniversaries of December 12, 2014.

(4)

All restricted Units are subject to a three-year vesting schedule, with one-third vesting annually on the anniversary of the date the named executive officer commenced employment with us (January 14, 2013, in the case of Mr. Breitbard, and November 18, 2013, in the case of Mr. Wilson), subject to the named executive officer’s continued employment with the Company.

(5)

Under the terms of her letter agreement effective June 10, 2014, Ms. Gustafson ceased vesting in her stock options when her employment as our Vice President, Corporate Controller terminated on June 10, 2014 and, because Ms. Gustafson did not exercise any of her stock options within the 60-day period following that date, all of her options were forfeited on August 9, 2014.

(6)	Reflects the number of restricted Units outstanding on January 31, 2015, multiplied by the fair market value of a Unit as of that date ($8.50).

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2014

The following table provides information regarding the number of restricted Units in which our named executive officer vested during the fiscal year that ended on January 31, 2015. None of our named executive officers exercised any stock options during fiscal 2014.

Stock Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Mark Breitbard	7,408	$62,968
Andrew North	—	—
Evan Price	—	—
Lynda Gustafson	—	—
Joelle Maher	—	—
Wilson Zhu	5,556	$47,226

(1)

Pursuant to the terms of his respective employment agreement or offer letter, Mr. Breitbard and Mr. Zhu were granted 22,223 and 16,667 restricted Units, respectively, which vest as to one-third of the restricted Units on each of the first three anniversaries of the date the named executive officer commenced employment with us (January 14, 2013, in the case of Mr. Breitbard, and November 18, 2013, in the case of Mr. Wilson), subject to the named executive officer’s continued employment with the Company.

(2)	Amounts represent the number of restricted Units vesting during fiscal 2014 multiplied by the fair market value of a Unit on the vesting date ($8.50 in the case of Mr. Breitbard and Mr. Zhu).

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

Severance and Restrictive Covenants.

Employment Agreement with Mr. Breitbard. Pursuant to Mr. Breitbard’s employment agreement, in the event that Mr. Breitbard’s employment is terminated without cause or if he resigns for good reason, he will be entitled to receive severance in an aggregate amount equal to the sum of 1.5 times his annual base salary payable in equal installments over 18 months, a pro-rated annual bonus for the year of termination based on actual performance (not to exceed 100% of his target annual bonus) and the annual bonuses Mr. Breitbard would have been entitled to receive based on actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus will be based on target). If Mr. Breitbard’s employment is terminated by the Company without cause, or due to his death or disability, or if he resigns for good reason, all of his unvested restricted Units will become fully vested and a pro-rated portion of his options will become vested. Under the terms of his agreement, Mr. Breitbard is obligated not to solicit Company employees during and for 18 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment. Mr. Breitbard’s right to the severance and accelerated vesting of his equity incentive awards in the event of his termination of employment without cause by the Company or his resignation for good reason are contingent upon him executing and not revoking an effective release of claims, not violating the non-solicitation provision that applies to him, and not materially violating the confidentiality provisions that apply to him.

If Mr. Breitbard’s employment is terminated due to death or disability, he will be entitled to receive a pro-rated annual bonus for the year of termination based on actual performance.

All bonus-related amounts are payable at the same time such amounts are paid under the annual bonus plan.

Offer Letters with Mr. North, Ms. Maher, Mr. Zhu and Mr. Price. Under the offer letters with Mr. North, Ms. Maher and Mr. Zhu, the named executive officer is entitled to participate in the Severance Plan, which is described below. Mr. North, Ms. Maher, Mr. Zhu and Mr. Price are each obligated not to solicit Company employees during and for 12 months following the termination of his or her employment with the Company and not to disclose confidential and proprietary information during and following his or her employment.

Consulting Arrangement with Ms. Maher. In connection with her departure, the Company has engaged Ms. Maher to provide certain transition consulting services to the Company and its affiliates. In consideration of such services, Ms. Maher will enter a consulting agreement pursuant to which she is entitled to a one-time payment of $100,000, which will be paid to her on July 31, 2015, subject to her compliance with the terms of the consulting agreement through the payment date.

Severance Plan. Under the Severance Plan, each of Mr. North, Ms. Maher and Mr. Zhu is entitled to receive a severance benefit equal to 100% of his or her base salary (payable as salary continuation) in the event of a termination by the Company without cause or by the executive for good reason as well as, provided that he or she timely elects COBRA coverage, continued Company-paid health and certain other insurance benefits for 12 months following such termination. Each named executive officer’s right to payment under the Severance Plan is contingent upon the executive signing and not revoking an effective release of claims and not violating the restrictive covenants that apply to him or her. The Severance Plan will remain in effect indefinitely, although it may be terminated at any time at the discretion of the Board or an authorized committee thereof.

Restricted Unit Agreement with Mr. Zhu. In the event that Mr. Zhu’s employment is terminated by the Company without cause or due to his death or disability, as of the date of termination, his restricted Units will fully vest to the extent then unvested and outstanding.

Letter Agreements with Ms. Gustafson. As described above, we entered into two letter agreements with Ms. Gustafson during fiscal 2014 pursuant to which she transitioned from her role as Vice President, Corporate Controller to senior advisor to the Company and from senior advisor to the Company to interim Chief Financial Officer.

Effect of Change in Control on Outstanding Equity Awards. In the event of a change of control of Parent, Mr. Breitbard’s restricted Units and options will become fully vested immediately prior to the change of control. All stock options held by our named executive officers would vest in full upon the occurrence of a change of control of Parent.

Effect of Change in Control on Outstanding Phantom Units. Because the Company has determined that the phantom units granted under the Phantom Plan had no value as of the last business day of our 2014 fiscal year, no amounts are disclosed below relating to their potential vesting in connection with a change in control of the parent of the Company.

Potential Payments Table. Amounts payable in connection with a termination of employment or a change of control shown in the table below assume a qualifying termination of employment on January 31, 2015, the last business day of our 2014 fiscal year. Because the fair market value of a Unit did not exceed the exercise price of any of outstanding stock options held by named executive officers as of January 31, 2015, our named executive officers would receive no current benefit on account of such acceleration and therefore no amounts are shown in the table below in respect of the value of accelerated stock options. Amounts shown in the table also do not include (i) accrued but unpaid salary or (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers.

Name	Benefit	Termination of Employment without Cause or for Good Reason without Change of Control	Termination of Employment without Cause or for Good Reason on date of Change of Control	Change of Control without Termination of Employment	Termination of Employment due to Death or Disability
Mark Breitbard	Severance (1)	$2,550,000	$2,550,000	$—	$—
	Benefits continuation (2)	23,293	23,293	—	—
	Acceleration of restricted Units (3)	62,960	62,960	62,960	62,960
Andrew North	Severance (1)	400,000	400,000	—	—
	Benefits continuation (2)	6,479	6,479	—	—
Evan Price (4)	Severance (1)	—	—	—	—
	Benefits continuation (2)	—	—	—	—
Lynda Gustafson (5)	Severance	—	—	—	—
	Benefits continuation	—	—	—	—
Joelle Maher (6)	Severance (1)	550,000	550,000	—	—
	Benefits continuation (2)	17,769	17,769	—	—
Wilson Zhu	Severance (1)	388,000	388,000	—	—
	Benefits continuation (2)	19,058	19,058	—	—
	Acceleration of restricted Units (3)	94,444	94,444	—	94,444

(1)

Amounts of severance shown above assume, in each case, an involuntary termination of employment by the Company without cause or by the executive for good reason that would entitle the executive to benefits under his or her employment agreement or the Severance Plan, as applicable. Severance amounts consist of (i) 300% of Mr. Breitbard’s current base salary (equal to 1.5 times his current base salary and the annual bonus he would have received had he remained employed with the Company for an 18-month period following the date of termination, assuming performance at target), payable under his employment agreement, and (ii) 100% of base salary for Mr. North, Ms. Maher and Mr. Zhu payable under the Severance Plan. In the event of a qualifying termination of Mr. Breitbard’s employment, the bonus portion of his severance would be based on the Company’s actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus portion of his severance would be based on target).

(2)

Benefits continuation amounts assume 12 months (18 months, in the case of Mr. Breitbard) of continued coverage under the Company’s medical, dental and vision plans for each of Mr. Breitbard, Mr. North, Ms. Maher and Mr. Zhu. Medical, dental and vision insurance costs are calculated using the current post-termination continued benefit rate prescribed by the applicable plan.

(3)

Mr. Breitbard’s acceleration applies in the event of a termination by the Company without cause or a resignation by Mr. Breitbard for good reason or a termination due to his death or disability. Mr. Breitbard’s restricted Units also become vested in full in the event of a change in control. In the case of Mr. Zhu, acceleration applies only in the event of a termination by the Company without cause or due to his death or disability. The value of the acceleration of unvested restricted Units is determined by multiplying the number of unvested restricted Units held by the named executive officer by the fair market value of a Unit as of January 31, 2015 ($8.50).

(4)	Mr. Price did not receive any severance in connection with his resignation effective July 24, 2014.
(5)

Ms. Gustafson did not receive any severance in connection with the termination of her employment as our interim Chief Financial Officer during fiscal 2014 (however, she did receive the cash transition bonus described above) and would not have been entitled to any severance had her service as a senior advisor terminated on or before January 31, 2015.

(6)

Ms. Maher will be leaving the Company, effective June 1, 2015, to pursue other interests. As described above, in connection with her departure, Ms. Maher will receive a one-time payment of $100,000, which will be paid to her on July 31, 2015, subject to her compliance with the terms of the consulting agreement through the payment date. In connection with her cessation of employment, Ms. Maher will also receive severance and benefits in accordance with the terms of her participation in the Severance Plan.

2014 DIRECTOR COMPENSATION

The following table shows information regarding the compensation earned by the non-employee directors who served on the board of directors of Parent during fiscal 2014. The compensation received by our Chief Executive Officer as an employee during fiscal 2014 is included in the “Summary Compensation Table” above; he did not receive any additional compensation for his service on the board of directors of Parent. Only non-employee directors not affiliated with our sponsor receive compensation for their service on the board of directors of Parent. None of the members of the Board of Directors of the Company receives separate compensation for such service.

Name	Fees Earned or Paid in Cash	Option Awards
Joshua Bekenstein	$—	$—
Maxine Clark	15,000	55,214
Jordan Hitch	—	—
Marko Kivisto	—	—
Lewis Klessel	—	—
Mark Weikel	17,500	55,214

Under letter agreements with Parent on October 14, 2014, Ms. Clark and Mr. Weikel are each entitled to receive an annual retainer fee of $60,000 for their service on the board of directors of Parent and each received a one-time grant of 12,500 options to acquire Units, which vest in equal installments on each of the first five anniversaries of the grant date, subject to the director’s continued service on our board through the applicable vesting date. Under his letter agreement, Mr. Weikel is also entitled to $10,000 each year in respect of his service on the Audit Committee of Parent’s Board of Directors.

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

Jordan Hitch

Joshua Bekenstein

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

Gymboree Holding, Ltd., a Cayman Islands exempted company, controls us through its ownership of Gymboree Investment Holdings, LLC, a Delaware limited liability company which holds approximately 99% of the outstanding common stock of Parent as of March 31, 2015. Parent in turn indirectly owns 100% of our outstanding equity interests. The following table sets forth information with respect to the ownership of both Gymboree Holding, Ltd. and Parent as of March 31, 2015 for (a) each person known by us to own beneficially more than a 5% equity interest in Gymboree Holding, Ltd. and Parent, (b) each member of our Board of Directors (some of whom are also members of the Board of Directors of Gymboree Holding, Ltd. and the Board of Directors of Parent), (c) each of our named executive officers, and (d) all of our, Gymboree Holding, Ltd. and Parent executive officers and directors as a group. The beneficial ownership percentages reflected in the table below are based on 103,735,638 Class A Common Shares, 11,526,182 Class L Common Shares and 1,209,922 Class C Common Shares of Gymboree Holding, Ltd. (referred to collectively in this report as “Holding Common Shares”) and 104,950,017 Class A Common Shares, 11,661,113 Class L Common Shares of Parent (referred to collectively in this report as “Parent Common Shares”), in each case outstanding as of March 31, 2015.

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

The rights of holders of the Holding Common Shares are governed by certain organizational documents and agreements, including the Amended and Restated Memorandum and Articles of Association of Gymboree Holding, Ltd., amended by special resolution dated December 23, 2011, the Shareholders Agreement by and among Gymboree Holding, Ltd., Gymboree Investment Holdings, LLC , the Bain Stockholders (as defined in note (1) below), Giraffe Holding, Inc., and certain co-investors, entered into on December 23, 2011, and the Registration and Participation Rights Agreement by and among Gymboree Holding, Ltd., Gymboree Investment Holdings, LLC, the Bain Stockholders (as defined in note (1) below), Giraffe Holding, Inc., and certain co-investors. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.” Except as described in the organizational documents and agreements referred to above or as otherwise indicated in a footnote, each of the beneficial owners listed has, to our knowledge, sole voting and investment power with respect to the indicated shares.

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

	Gymboree Holding, Ltd.				Giraffe Holding, Inc.
Name	Class A Common Shares	Class L Common Shares	Class C Common Shares	Percentage Ownership	Class A Common Shares		Class L Common Shares		Percentage Ownership
Gymboree Investment Holdings, LLC	—	—	—	*	104,600,007		11,622,223		99.67%
Bain Stockholders (1)	99,869,238	11,096,582	1,164,823	96.27%	—		—		—
Mark Breitbard	—	—	—	—	493,344	(3)	54,816	(3)	*
Andew North	—	—	—	—	—		—		—
Evan Price	—	—	—	—	—		—		*
Lynda Gustafson	—	—	—	—	—		—		—
Joelle Maher	—	—	—	—	54,000	(4)	6,000	(4)	*
Wilson Zhu	—	—	—	—	81,504	(5)	9,056	(5)	*
Joshua Bekenstein (2)	—	—	—	—	—		—		—
Maxine Clark	—	—	—	—	—		—		—
Jordan Hitch (2)	—	—	—	—	—		—		—
Marko Kivisto	—	—	—	—	—		—		—
Lewis Klessel (2)	—	—	—	—	—		—		—
Mark Weikel	—	—	—	—	—		—		—
All executive officers and directors as a group (12 people)	—	—	—	—	628,848		69,872		0.60%

*	Less than one percent
(1)

Represents 99,162,829.28 shares of Class A of Holding Common Shares, 11,018,092.14 shares of Class L of Holding Common Shares and 1,153,495 shares of Class C of Holding Common Shares held by Bain Capital Fund X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Fund X”), 383,045.51 shares of Class A of Holding Common Shares, 42,560.61 shares of Class L of Holding Common Shares and 7,556 shares of Class C of Holding Common Shares held by BCIP Associates IV (US), L.P., a Cayman Islands limited partnership (“BCIP IV”), 190,136.39 shares of Class A of Holding Common Shares, 21,126.27 shares of Class L of Holding Common Shares and 2,218 shares of Class C of Holding Common Shares held by BCIP T Associates IV (US), L.P. a Cayman Islands limited partnership (“BCIP T IV”), 115,692.14 shares of Class A of Holding Common Stock, 12,854.68 shares of Class L of Holding Common Shares and 1,349 shares of Class C of Holding Common Shares held by BCIP Associates IV-B (US), L.P., a Cayman Islands exempted limited partnership (“BCIP IV-B”), and 17,534.68 shares of Class A of Holding Common Shares, 1,948.30 shares of Class L of Holding Common Shares and 205 shares of Class C of Holding Common Shares held by BCIP T Associates IV-B (US), L.P., a Cayman Islands limited partnership (“BCIP T IV-B” and, together with Bain Capital Fund X, BCIP IV, BCIP T IV and BCIP IV-B, the “Bain Stockholders”). Bain Capital Partners X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Partners X”), is the general partner of Bain Capital Fund X, and Bain Capital Investors, LLC, a Delaware limited liability company (“BCI” and, together with Bain Capital Partners X and the Bain Stockholders, the “Bain Capital Entities”), is the general partner of each of Bain Capital Partners X, BCIP IV, BCIP T IV, BCIP IV-B and BCIP T IV-B. As a result of the relationships described above, the Bain Capital Entities may be deemed to share beneficial ownership of the shares held by each of Bain Stockholders. The governance, investment strategy and decision-making process with respect to investments held by the Bain Stockholders is directed by BCI’s Global Private Equity Board (“GPEB”), which is comprised of the following individuals: Steven Barnes, Joshua Bekenstein, John Connaughton, Stephen Pagliuca, Michel Plantevin, Dwight Poler and Jonathan Zhu. By virtue of the relationships described in this footnote, GPEB may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Stockholders. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. The business address of each of the Bain Capital Entities is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02166.

(2)

Does not include shares held by the Bain Stockholders. Each of Messrs. Bekenstein, Hitch and Klessel is a Managing Director of BCI, and Mr. Bekenstein is a member of GPEB, and as a result, and by virtue of the relationships described in footnote 1 above, each may be deemed to share beneficial ownership of the shares held by the Bain Stockholders. The business address of each of Messrs. Bekenstein, Hitch and Klessel is c/o Bain Capital Partners, LLC, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02166.

(3)

Includes 40,000 options exercisable within 60 days of March 31, 2015 for Parent Common Shares and 14,816 Parent Common Shares. Mr. Breitbard also holds 7,407 restricted Parent Common Shares that have not yet vested and are not scheduled to vest within 60 days of March 31, 2015. Each Parent Common Share is comprised of 9 shares of Class A common stock of Parent and 1 share of Class L of common stock of Parent.

(4)	Includes 6,000 options exercisable within 60 days of March 31, 2015.
(5)

Includes 3,500 options exercisable within 60 days of March 31, 2015 for Parent Common Shares and 5,556 Parent Common Shares. Mr. Zhu also holds 11,111 restricted Parent Common Shares that have not yet vested and are not scheduled to vest within 60 days of March 31, 2015. Each Parent Common Share is comprised of 9 shares of Class A common stock of Parent and 1 share of Class L of common stock of Parent.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Arrangements with Investors

Simultaneously with and following the consummation of the Merger, and the contribution and exchange (see Note 1), we and certain of our parent entities entered into equityholder agreements with those persons and entities that became equityholders of the Company or Parent after the completion of the Transaction. These equityholder agreements contain agreements among the parties with respect to election of directors, participation rights, right of first refusal upon disposition of shares, permitted transferees, registration rights and other actions requiring the approval of equityholders.

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital Partners, LLC (“Bain Capital”), pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3 million, which fee will be reduced by $270,000 until such time as Bain Capital notifies the Company in writing, and management reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. We paid Bain Capital approximately $3.1 million, $3.6 million and $3.1 million in management fees and reimbursement of out-of-pocket expenses during fiscal 2014, 2013 and 2012, respectively.

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

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc. and Gymboree Investment Holdings, LLC amended and restated this stockholders agreement to, among other things, include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership structure (Gymboree Investment Holdings, LLC is owned directly by Gymboree Holding, Ltd.). The material terms of the agreement were left unchanged.

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

On December 23, 2011, Parent, the Company, Bain Funds, Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., and Gymboree Investment Holdings, LLC amended and restated this agreement to, among other things, include Gymboree Investment Holdings, LLC as a party thereto and to reflect the changed ownership (Gymboree Investment Holdings, LLC is owned directly by Gymboree Holding, Ltd.). The material terms of the agreement were left unchanged.

Indemnification of Directors and Officers; Directors’ and Officers’ Insurance

Under the Merger Agreement, the directors and officers of the Company and its subsidiaries who served as such prior to the consummation of the Transaction are entitled to continued indemnification and insurance coverage.

Franchise Agreements

In November 2011, Gymboree Play Programs, Inc. (“GPPI”), a wholly owned subsidiary of the Company, entered into a five-year Master Service Agreement (the “Master Service Agreement”) with Gymboree Tianjin, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to service all of the unit franchises in the People’s Republic of China (“PRC”) Territory and provide certain services to the Company in connection with such unit franchises. Under the terms of the Master Service Agreement, Gymboree Tianjin purchased product and equipment from us and collected royalties and franchise fees from unit franchises within the PRC Territory on our behalf. As consideration for Gymboree Tianjin’s obligations under the Master Service Agreement, Tianjin was entitled to retain a fee from the payment due to GPPI. In November 2012, we modified the Master Service Agreement to enable Gymboree Tianjin to enter into agreements directly with the Unit Franchises and issue tax invoices to the Unit Franchises. Effective November 2012, GPPI no longer records royalty revenue, franchise fee revenue and expenses for fees charged by Gymboree Tianjin. Royalties and franchise fees collected by Gymboree Tianjin are reported by Gymboree Tianjin as revenue, in exchange for servicing all of the unit franchises in the PRC. Fees earned for ongoing consultation services provided to Gymboree Tianjin are reported as revenue by us and expenses by Gymboree Tianjin. Intercompany revenues and expenses have been eliminated upon consolidation.

In April 2014, the Master Service Agreement was cancelled and GPPI entered into a 10-year master franchise agreement with Gymboree Tianjin. Effective April 2014, Gymboree Tianjin became the master franchisor of Play & Music centers in the PRC Territory, with the rights to operate primary Play & Music centers, award and service unit franchises in the PRC. GPPI will receive a percentage of royalties and franchise fees earned by Gymboree Tianjin. Intercompany revenues and expenses have been eliminated upon consolidation.

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

Other Transactions

During fiscal 2014, we purchased services from a company owned by funds associated with Bain Capital for $1.9 million.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The fees from Deloitte & Touche LLP for the indicated services performed during fiscal 2014 and fiscal 2013 were as follows:

	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$1,545,735	$1,436,000
Audit-Related Fees (2)	4,500	4,500
Tax Fees (3)	366,214	241,540
All Other Fees (4)	2,500	2,200

	$1,918,949	$1,684,240

(1)

Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit Fees. In fiscal 2014 and fiscal 2013, these fees were related to consents issued for the Company’s annual franchise disclosure document.

(3)

Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. In fiscal 2014, these fees included $110,056 for tax consultation and $256,158 for tax compliance. In fiscal 2013, these fees included $95,541 for tax consultation and $145,999 for tax compliance.

(4)	All Other Fees consist of license fees for an online technical research tool.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(A)(1) Financial Statements

The following documents are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended January 31, 2015, February 1, 2014 and February 2, 2013

Consolidated Statements of Comprehensive Loss for the years ended January 31, 2015, February 1, 2014 and February 2, 2013

Consolidated Balance Sheets as of January 31, 2015 and February 1, 2014

Consolidated Statements of Cash Flows for the years ended January 31, 2015, February 1, 2014 and February 2, 2013

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended January 31, 2015, February 1, 2014 and February 2, 2013

Notes to Consolidated Financial Statements

(A)(2) Financial Statement Schedules

Financial statement schedules have been omitted because they are not required or are not applicable.

(A)(3) Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (1)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (1)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (2)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (2)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (2)

10.1*	The Gymboree Corporation Executive Bonus Plan. (2)

10.2	Form of Indemnification Agreement. (3)

10.3	Sublease Agreement for 500 Howard Street, San Francisco, CA. (4)

10.4	Refinancing Amendment, Agreement and Joinder with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011 in respect of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of November 23, 2010. (2)

10.5	Amended and Restated Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011. (2)

10.6	Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (5)

10.7	Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Partners, LLC. (6)

10.8	Amended & Restated Stockholders Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (6)

10.9	Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (6)

10.10*	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan. (7)

10.11*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (8)

10.12*	Letter Agreement, effective July 24, 2014, among The Gymboree Corporation and Lynda Gustafson. (9)

10.13*	Offer Letter, dated as of October 16, 2014, by and between The Gymboree Corporation and Andrew North. (10)

10.14*	Offer Letter, dated as of October 14, 2014, by and between The Gymboree Corporation and Maxine Clark. (11)

10.15*	Offer Letter, dated as of October 14, 2014, by and between The Gymboree Corporation and Mark Weikel. (12)

21.1	Subsidiaries of The Gymboree Corporation. (13)

Exhibit Number	Description

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.
(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on March 24, 2015.
(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(7)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(8)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(9)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 filed with the SEC on September 15, 2014.
(10)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(11)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(12)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(13)	Incorporated by reference to Exhibit 21.1 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on May 2, 2013.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

April 30, 2015	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark Breitbard	Chief Executive Officer	April 30, 2015
Mark Breitbard	(Principal Executive Officer)

/s/ Andrew North	Chief Financial Officer	April 30, 2015
Andrew North	(Principal Financial Officer)

/s/ Joshua Bekenstein	Director	April 30, 2015
Joshua Bekenstein

/s/ Maxine Clark	Director	April 30, 2015
Maxine Clark

/s/ Jordan Hitch	Director	April 30, 2015
Jordan Hitch

/s/ Marko Kivisto	Director	April 30, 2015
Marko Kivisto

/s/ Lewis Klessel	Director	April 30, 2015
Lewis Klessel

/s/ Mark Weikel	Director	April 30, 2015
Mark Weikel

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (1)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (1)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (2)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (2)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (2)

10.1*	The Gymboree Corporation Executive Bonus Plan. (2)

10.2	Form of Indemnification Agreement. (3)

10.3	Sublease Agreement for 500 Howard Street, San Francisco, CA. (4)

10.4	Refinancing Amendment, Agreement and Joinder with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011 in respect of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of November 23, 2010. (2)

10.5	Amended and Restated Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011. (2)

10.6	Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders (5)

10.7	Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Partners, LLC. (6)

10.8	Amended & Restated Stockholders Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (6)

10.9	Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (6)

10.10*	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan. (7)

Exhibit Number	Description

10.11*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (8)

10.12*	Letter Agreement, effective July 24, 2014, among The Gymboree Corporation and Lynda Gustafson. (9)

10.13*	Offer Letter, dated as of October 16, 2014, by and between The Gymboree Corporation and Andrew North. (10)

10.14*	Offer Letter, dated as of October 14, 2014, by and between The Gymboree Corporation and Maxine Clark. (11)

10.15*	Offer Letter, dated as of October 14, 2014, by and between The Gymboree Corporation and Mark Weikel. (12)

21.1	Subsidiaries of The Gymboree Corporation. (13)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended January 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.
(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on March 24, 2015.
(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(7)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(8)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(9)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 2, 2014 filed with the SEC on September 15, 2014.
(10)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(11)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(12)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(13)	Incorporated by reference to Exhibit 21.1 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on May 2, 2013.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.