Form 10-Q
period 2015-05-02
GYMBOREE CORP
filed 2015-06-12
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended May 2, 2015

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

As of June 12, 2015, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*	In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

THE GYMBOREE CORPORATION

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net sales:
Retail	$261,732	$259,124
Gymboree Play & Music	8,648	6,832
Retail Franchise	5,689	6,054

Total net sales	276,069	272,010
Cost of goods sold, including buying and occupancy expenses	(170,712)	(163,652)

Gross profit	105,357	108,358
Selling, general and administrative expenses	(104,710)	(102,290)

Operating income	647	6,068
Interest income	19	47
Interest expense	(21,076)	(20,374)
Other expense, net	(110)	(368)

Loss before income taxes	(20,520)	(14,627)
Income tax expense	(1,960)	(376)

Net loss	(22,480)	(15,003)
Net (income) loss attributable to noncontrolling interest	(545)	1,572

Net loss attributable to The Gymboree Corporation	$(23,025)	$(13,431)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Net loss	$(22,480)	$(15,003)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	956	(397)
Unrealized net gain on cash flow hedges, net of tax expense of $198 and $0	261	22

Total other comprehensive income (loss)	1,217	(375)

Comprehensive loss	(21,263)	(15,378)
Comprehensive (income) loss attributable to noncontrolling interest	(612)	2,047

Comprehensive loss attributable to The Gymboree Corporation	$(21,875)	$(13,331)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	May 2,	January 31,	May 3,
	2015	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$22,363	$18,520	$24,773
Accounts receivable, net of allowance of $2,304, $1,939 and $1,228	25,515	25,248	22,394
Merchandise inventories	208,908	198,337	170,411
Prepaid income taxes	2,759	2,599	2,986
Prepaid expenses	18,561	6,821	18,623
Deferred income taxes	7,263	6,824	14,236

Total current assets	285,369	258,349	253,423

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	199,869	198,098	201,067
Furniture, fixtures and equipment	125,481	123,943	119,115

Total property and equipment	347,778	344,469	342,610
Less accumulated depreciation and amortization	(171,378)	(162,038)	(139,134)

Net property and equipment	176,400	182,431	203,476

Goodwill	374,308	373,834	758,777
Other intangible assets, net	342,816	343,552	559,003
Deferred financing costs	23,984	25,622	30,754
Other assets	3,683	4,155	10,288

Total assets	$1,206,560	$1,187,943	$1,815,721

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$105,426	$87,032	$73,345
Accrued liabilities	106,669	94,805	107,648
Line of credit borrowings	42,000	33,000	10,000
Current obligation under capital lease	565	552	515

Total current liabilities	254,660	215,389	191,508
Long-term liabilities:
Long-term debt	1,114,127	1,114,048	1,113,817
Long-term obligation under capital lease	2,704	2,850	3,269
Lease incentives and other liabilities	52,858	53,677	50,534
Unrecognized tax benefits	5,151	5,048	6,304
Deferred income taxes	129,865	129,196	215,232

Total liabilities	1,559,365	1,520,208	1,580,664

Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, including additional paid-in capital ($0.001 par value: 1,000 shares authorized, issued and outstanding)	523,124	522,403	519,207
Accumulated deficit	(876,388)	(853,363)	(292,689)
Accumulated other comprehensive loss	(10,081)	(11,231)	(4,780)

Total stockholders’ (deficit) equity	(363,345)	(342,191)	221,738
Noncontrolling interest	10,540	9,926	13,319

Total (deficit) equity	(352,805)	(332,265)	235,057

Total liabilities and stockholders’ (deficit) equity	$1,206,560	$1,187,943	$1,815,721

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	May 2, 2015	May 3, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,480)	$(15,003)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,700	11,178
Amortization of deferred financing costs and accretion of original issue discount	1,886	1,776
Interest rate cap contracts—adjustment to market	778	461
(Gain) loss on disposal/impairment of assets	(539)	359
Deferred income taxes	264	(33)
Share-based compensation expense	720	1,276
Other	(198)	18
Change in assets and liabilities:
Accounts receivable	(168)	(553)
Merchandise inventories	(10,958)	4,776
Prepaid income taxes	(154)	(1,013)
Prepaid expenses and other assets	(11,739)	1,087
Accounts payable	18,375	(28,602)
Accrued liabilities	11,350	8,897
Lease incentives and other liabilities	(476)	693

Net cash used in operating activities	(2,639)	(14,683)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,140)	(9,353)
Proceeds from sale of assets	353	—
Other	8	(56)

Net cash used in investing activities	(2,779)	(9,409)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	130,000	78,000
Payments on ABL facility	(121,000)	(68,000)
Payments on capital lease	(133)	(121)

Net cash provided by financing activities	8,867	9,879

Effect of exchange rate fluctuations on cash and cash equivalents	394	(443)

Net increase (decrease) in cash and cash equivalents	3,843	(14,656)
CASH AND CASH EQUIVALENTS:
Beginning of period	18,520	39,429

End of period	$22,363	$24,773

OTHER CASH FLOW INFORMATION:
Cash (received) paid for income taxes, net	$(3,664)	$1,380
Cash paid for interest	$10,390	$10,104

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and our 100%-owned subsidiaries, as well as Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the “VIEs”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission on May 1, 2015.

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks ended May 2, 2015 (“first quarter of fiscal 2015”) are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2016 (“fiscal 2015”) or any future period.

2. Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments do not affect the current guidance on the recognition and measurement of debt issuance costs. This ASU would be applied retrospectively to all prior periods and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. This ASU will require the Company to reclassify deferred financing costs, currently presented as assets on the condensed consolidated balance sheets, and net those costs with long-term debt. This ASU will have no effect on the Company’s condensed consolidated statements of operations or its liquidity.

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

3. Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of May 2, 2015, January 31, 2015 and May 3, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands). There were no transfers into or out of Level 1 and Level 2 during the 13 weeks ended May 2, 2015 and May 3, 2014, or for the year ended January 31, 2015.

	May 2, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Interest rate caps	$—	$9	$—	$9

Total	$—	$9	$—	$9

Liabilities
Forward foreign exchange contracts	$—	$55	$—	$55

Total	$—	$55	$—	$55

	January 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Interest rate caps	$—	$17	$—	$17
Forward foreign exchange contracts	—	96	—	96

Total	$—	$113	$—	$113

	May 3, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds	$900	$—	$—	$900
Interest rate caps	—	433	—	433
Forward foreign exchange contracts	—	100	—	100

Total	$900	$533	$—	$1,433

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

Although we have determined the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of May 2, 2015, January 31, 2015 and May 3, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

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

The carrying value of cash and cash equivalents, receivables and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	May 2, 2015		January 31, 2015		May 3, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$768,127	$611,436	$768,048	$530,680	$767,817	$619,127
Notes	346,000	166,080	346,000	128,020	346,000	221,440

Total	$1,114,127	$777,516	$1,114,048	$658,700	$1,113,817	$840,567

We had no other financial assets or liabilities measured at fair value as of May 2, 2015, January 31, 2015 and May 3, 2014.

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Our non-financial assets, which primarily consist of goodwill, other intangible assets and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets, non-financial assets are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions. We recorded no impairment charges during the first quarter of fiscal 2015 and 2014.

4. Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of May 2, 2015, January 31, 2015 and May 3, 2014 is as follows (in thousands):

	Retail Stores Segment	Gymboree Play & Music Segment	International Retail Franchise Segment	Total
Balance as of May 2, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(5,673)	—	—	(5,673)

	$334,283	$16,389	$23,636	$374,308

Balance as of January 31, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(6,147)	—	—	(6,147)

	$333,809	$16,389	$23,636	$373,834

Balance as of May 3, 2014
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(168,489)	—	—	(168,489)

	$718,752	$16,389	$23,636	$758,777

Goodwill Impairment

During the first quarter of fiscal 2015 and 2014, we did not identify impairment indicators for goodwill. During fiscal 2014, we recognized goodwill impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units, components of our retail stores reporting segment, of approximately $252.3 million, $67.2 million and $59.3 million, respectively.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	May 2, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$—	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Customer relationships	770	(688)	—	82
Below market leases	4,839	(3,319)	—	1,520
Co-branded credit card agreement	4,000	(2,727)	—	1,273
Franchise agreements and reacquired franchise rights	6,625	(4,096)	—	2,529

	16,234	(10,830)	—	5,404

Total other intangible assets	$583,246	$(10,830)	$(229,600)	$342,816

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(11,400)	$7,196	$—	$(4,204)

The decrease in the gross carrying amount of below market leases from January 31, 2015 to May 2, 2015 reflects the write off of certain fully amortized intangible assets.

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

The decrease in the gross carrying amount of customer relationships, below market leases, franchise agreements and reacquired franchise rights, and above market leases from May 3, 2014 to January 31, 2015, reflects the write off of certain fully amortized intangibles.

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

Indefinite-Lived Intangible Assets Impairment

During the first quarter of fiscal 2015 and 2014, we did not identify impairment indicators for indefinite-lived intangible assets. During fiscal 2014, we recognized a $212.6 million impairment charge related to trade names of our retail stores segment.

Net amortization income (expense) is presented below for the periods ended (in thousands):

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
Cost of goods sold—Amortization income	$133	$247

Selling, general and administrative expenses—Amortization expense	$(468)	$(535)

5. Line of Credit

We have a senior secured asset-based revolving credit facility (“ABL”) that provides financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. Line of credit borrowings outstanding under the ABL as of May 2, 2015, January 31, 2015 and May 3, 2014 were $42.0 million, $33.0 million and $10.0 million, respectively. Amounts available under the ABL are reduced by letter of credit utilization totaling $38.1 million as of May 2, 2015. Undrawn availability under the ABL, after being reduced by outstanding borrowings and letter of credit utilization, was $90.8 million as of May 2, 2015. Average borrowings under the ABL for the 13 weeks ended May 2, 2015 and May 3, 2014 amounted to $54.1 million and $9.7 million, respectively. Average borrowings under the ABL for the year ended January 31, 2015 amounted to $32.0 million. Principal amounts outstanding under the ABL are due and payable in full in March 2017.

Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of May 2, 2015, the interest rate was 5.5% on the first $12.0 million of line of credit borrowings outstanding under the ABL and 4.0% on the remaining $30.0 million of line of credit borrowings outstanding under the ABL. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL. The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 6), subject to the satisfaction of certain conditions.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL Facility contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant that is tested when availability under the facility falls below a specified threshold. As of May 2, 2015, we were not required to test compliance with this covenant. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL.

6. Long-Term Debt

Long-term debt consists of (in thousands):

	May 2, 2015	January 31, 2015	May 3, 2014
Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%, net of discount of $975, $1,054 and $1,285	$768,127	$768,048	$767,817
Senior notes due December 2018, 9.125%	346,000	346,000	346,000

Long-term debt	$1,114,127	$1,114,048	$1,113,817

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 5. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of May 2, 2015, the interest rate under our Term Loan was 5%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2014 operating results and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2015. Excess cash flow payments on the Term Loan for fiscal 2016 will be calculated with our fiscal 2015 annual operating results. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2016. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

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

The Notes are unsecured senior obligations of The Gymboree Corporation. The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 15). The guarantees of the Notes are joint and several and will terminate upon the following circumstances: (A) the sale, exchange, disposition or transfer (by merger or otherwise) of (x) the capital stock of the guarantor providing the applicable guarantee, if after such sale, exchange, disposition or transfer such guarantor is no longer a subsidiary of The Gymboree Corporation, or (y) all or substantially all of the assets of such guarantor, (B) the release or discharge of the guarantee by such guarantor of the other indebtedness which resulted in the creation of the subsidiary guarantee by such guarantor under the Indenture, (C) the designation of such guarantor as an “unrestricted subsidiary” under the Indenture or (D) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, in each such case specified in clauses (A) through (D) above in accordance with the requirements therefore set forth in the Indenture.

Future minimum principal payments on long-term debt, excluding accretion of original issue discount (“OID”) of $1.0 million as of May 2, 2015, are as follows (in thousands):

Fiscal years	Principal Payments
2015	$—
2016	—
2017	6,502
2018	1,108,600

Total	$1,115,102

Interest Expense on Long-Term Debt and ABL

Total interest expense reported in the condensed consolidated statements of operations includes interest expense on long-term debt and borrowings under the ABL of $21.0 million and $20.4 million for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. Amortization of deferred financing costs and accretion of OID are also included in interest expense.

Deferred Financing Costs and OID

Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL are amortized on a straight-line basis over 6.4 years. The weighted-average remaining amortization period is approximately 3.0 years as of May 2, 2015. Amortization of deferred financing costs is recorded in interest expense and was $1.8 million and $1.7 million during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. Accretion of OID, which was not material for both the 13 weeks ended May 2, 2015 and May 3, 2014, is also recorded in interest expense.

7. Derivative Financial Instruments

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

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with the $700 million principal of our Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 13 weeks ended May 2, 2015 and May 3, 2014, respectively, we reclassified approximately $0.8 million and $0.5 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate approximately $4.3 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	May 2, 2015		January 31, 2015		May 3, 2014
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	3	2,343	6	4,633	3	3,065

Total	7	$702,343	10	$704,633	7	$703,065

In addition to the cash flow hedges described above, the Company was party to one forward foreign exchange contract with a notional amount of $12.2 million that was not designated as a hedge as of May 3, 2014. The Company was not a party to any forward foreign exchange contracts that were not designated as hedges as of May 2, 2015 and January 31, 2015.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands) (see Note 3).

	May 2, 2015		January 31, 2015	May 3, 2014
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Assets
Other Assets
Purchased interest rate caps	$9	$—	$17	$433
Forward foreign exchange contracts	—	—	96	100

Total	$9	$—	$113	$533

Accrued Liabilities
Forward foreign exchange contracts	$—	$55	$—	$—

Total	$—	$55	$—	$—

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss (in thousands). No amounts were reclassified from accumulated other comprehensive loss (OCI) into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (see Note 11).

	13 Weeks Ended May 2, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(8)	Interest expense	$(778)
Forward foreign exchange contracts	(146)	Cost of goods sold	165

Total	$(154)		$(613)

	13 Weeks Ended May 3, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(166)	Interest expense	$(461)
Forward foreign exchange contracts	(51)	Cost of goods sold	222

Total	$(217)		$(239)

8. Share-Based Compensation

Share-based compensation expense included as a component of selling, general and administrative (SG&A) expenses was $0.7 million and $1.3 million during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

9. Income Taxes

As of May 2, 2015, January 31, 2015 and May 3, 2014, unrecognized tax benefits were $6.8 million, $5.6 million and $6.6 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $6.8 million as of May 2, 2015 will decrease by as much as $0.7 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

As of May 2, 2015, January 31, 2015 and May 3, 2014, the total valuation allowance against deferred tax assets was $67.3 million, $58.6 million and $35.5 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

10. Commitments and Contingencies

Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 31, 2015 (see Notes 6, 7, 10 and 13), other than those which occur in the normal course of business (see Note 16).

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

11. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, for the periods ended (in thousands):

	May 2, 2015	January 31, 2015	May 3, 2014
Foreign currency translation	$(6,154)	$(7,043)	$701
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,784, $3,982 and $3,982	(3,927)	(4,188)	(5,481)

Total accumulated other comprehensive loss	$(10,081)	$(11,231)	$(4,780)

Changes in accumulated OCI balance by component were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended May 2, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(4,188)	$(7,043)	$(11,231)

Other comprehensive (loss) income recognized before reclassifications	(154)	956	802
Amounts reclassified from accumulated other comprehensive loss to earnings	613	—	613
Tax expense	(198)	—	(198)

Net current-period other comprehensive income	261	956	1,217

Other comprehensive income attributable to noncontrolling interest	—	(67)	(67)

Ending balance	$(3,927)	$(6,154)	$(10,081)

	Year Ended January 31, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(292)	(8,108)	(8,400)
Amounts reclassified from accumulated other comprehensive loss to earnings	1,607	—	1,607

Net current-period other comprehensive income (loss)	1,315	(8,108)	(6,793)

Other comprehensive loss attributable to noncontrolling interest	—	442	442

Ending balance	$(4,188)	$(7,043)	$(11,231)

	13 Weeks Ended May 3, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(217)	(397)	(614)
Amounts reclassified from accumulated other comprehensive loss to earnings	239	—	239

Net current-period other comprehensive income (loss)	22	(397)	(375)

Other comprehensive loss attributable to noncontrolling interest	—	475	475

Ending balance	$(5,481)	$701	$(4,780)

12. Related Party Transactions

Related Party Transactions –Excluding VIEs

We incurred approximately $0.9 million and $0.8 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital Partners LLC (“Bain Capital”) during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. As of May 2, 2015, January 31, 2015 and May 3, 2014, we had a payable balance of $1.1 million, $0.2 million and $0.1 million, respectively, to Bain Capital.

We incurred approximately $0.6 million and $0.6 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. As of May 2, 2015, January 31, 2015 and May 3, 2014, we had a payable balance of $0.1 million, $0.3 million and $0.2 million, respectively, to LogicSource.

During the 13 weeks ended May 2, 2015 we sold inventory totaling $1.3 million to Burlington Stores, Inc. (“Burlington”), a company owned by funds associated with Bain Capital. We did not sell inventory to Burlington during the 13 weeks ended May 3, 2014. As of May 2, 2015, January 31, 2015 and May 3, 2014, we had no receivable balance from Burlington. The funds associated with Bain Capital sold their common shares of Burlington on March 31, 2015. As of April 1, 2015, Burlington was no longer a related party of the Company.

As of May 2, 2015, January 31, 2015 and May 3, 2014, we had a receivable balance of $0.2 million, $0.2 million and $0.8 million, respectively, from our indirect parent, Giraffe Holding, Inc., related to income taxes.

Related Party Transactions –VIEs

Our VIEs incurred $0.1 million and $0.1 million in management fees from Bain Capital Advisors (China) Ltd. during the 13 weeks ended May 2, 2015 and May 3, 2014, respectively. As of May 2, 2015, January 31, 2015 and May 3, 2014, our VIEs had a balance of $0.2 million, $0.1 million and $0.1 million payable to Bain Capital Advisors (China) Ltd, respectively.

As of May 2, 2015, January 31, 2015 and May 3, 2014, our VIEs had a balance of $1.1 million payable to their indirect parent, Gymboree Investment Holding GP, Ltd., related to funds used to pay operating costs of the VIEs.

As of May 2, 2015, January 31, 2015 and May 3, 2014, our VIEs had a payable balance of $0.4 million due to Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs, related to funds used to pay operating costs of the VIEs. The Company is part of a related party group that controls Gymboree Hong Kong Limited.

13. Segment Information

We have four reportable segments: retail stores (including online stores), Gymboree Play & Music, International Retail Franchise (“Retail Franchise”), and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated by our chief operating decision maker, who is the Chief Executive Officer. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future.

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

Summary financial data of each reportable segment were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended May 2, 2015
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$259,924	$4,357	$5,857	$8,611	$(2,680)	$276,069
Gross Profit	$94,575	$2,774	$3,227	$6,384	$(1,603)	$105,357

	13 Weeks Ended May 3, 2014
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$257,928	$5,049	$6,167	$5,404	$(2,538)	$272,010
Gross Profit	$99,292	$4,042	$3,372	$4,102	$(2,450)	$108,358

	Total Assets
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
May 2, 2015	$1,095,889	$59,916	$30,024	$22,865	$(2,134)	$1,206,560
January 31, 2015	$1,078,973	$60,190	$28,886	$21,449	$(1,555)	$1,187,943
May 3, 2014	$1,705,817	$60,229	$30,102	$21,804	$(2,231)	$1,815,721

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Intersegment revenues for each reportable segment were as follows for the periods ended (in thousands):

	Intersegment Revenues
	Retail	Gymboree	International Retail
	Stores	Play & Music	Franchise	VIEs	Total
13 Weeks Ended May 2, 2015	$—	$2,512	$168	$—	$2,680
13 Weeks Ended May 3, 2014	$—	$2,425	$113	$—	$2,538

We attribute retail store revenues to individual countries based on the selling location. For Gymboree International Retail Franchise, all sales were attributed to the U.S. geographic area.

China Play & Music sales are attributable to the international geographic segment and all other Gymboree Play & Music sales are attributable to the U.S. geographic area.

Net sales of our two geographical areas, United States and international, were as follows for the periods ended (in thousands):

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
United States	$258,582	$257,328
International	17,487	14,682

	$276,069	$272,010

Property and equipment, net, of our two geographical areas were as follows as of the periods ended (in thousands):

	May 2, 2015	January 31, 2015	May 3, 2014
United States	$166,121	$172,378	$193,459
International	10,279	10,053	10,017

	$176,400	$182,431	$203,476

14. Variable Interest Entities

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

The following tables reflect the impact of the VIEs on the condensed consolidated statements of operations for the 13 weeks ended May 2, 2015 and May 3, 2014 and the condensed consolidated balance sheets as of May 2, 2015, January 31, 2015 and May 3, 2014 (in thousands):

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	13 Weeks Ended May 2, 2015
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$270,138	$8,611	$(2,680)	$276,069
Cost of goods sold, including buying and occupancy expenses	(169,562)	(2,227)	1,077	(170,712)
Selling, general and administrative expenses	(100,988)	(5,173)	1,451	(104,710)

Operating (loss) income	(412)	1,211	(152)	647
Other non operating expense	(21,157)	(10)	—	(21,167)

(Loss) income before income taxes	(21,569)	1,201	(152)	(20,520)
Income tax expense	(1,304)	(656)	—	(1,960)

Net (loss) income	(22,873)	545	(152)	(22,480)
Net income attributable to noncontrolling interest	—	(545)	—	(545)

Net loss attributable to The Gymboree Corporation	$(22,873)	$—	$(152)	$(23,025)

	13 Weeks Ended May 3, 2014
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$269,144	$5,404	$(2,538)	$272,010
Cost of goods sold, including buying and occupancy expenses	(162,438)	(1,302)	88	(163,652)
Selling, general and administrative expenses	(98,960)	(5,793)	2,463	(102,290)

Operating income (loss)	7,746	(1,691)	13	6,068
Other non-operating expense	(20,591)	(104)	—	(20,695)

Loss before income taxes	(12,845)	(1,795)	13	(14,627)
Income tax (expense) benefit	(599)	223	—	(376)

Net loss	(13,444)	(1,572)	13	(15,003)
Net loss attributable to noncontrolling interest	—	1,572	—	1,572

Net loss attributable to The Gymboree Corporation	$(13,444)	$—	$13	$(13,431)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 2, 2015
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$12,513	$9,850	$—	$22,363
Other current assets	257,220	7,920	(2,134)	263,006

Total current assets	269,733	17,770	(2,134)	285,369
Non-current assets	916,096	5,095	—	921,191

Total assets	$1,185,829	$22,865	$(2,134)	$1,206,560

Current liabilities	$244,625	$11,840	$(1,805)	$254,660
Non-current liabilities	1,304,220	485	—	1,304,705

Total liabilities	1,548,845	12,325	(1,805)	1,559,365

Total stockholders’ deficit	(363,016)	—	(329)	(363,345)
Noncontrolling interest	—	10,540	—	10,540

Total liabilities and stockholders’ deficit	$1,185,829	$22,865	$(2,134)	$1,206,560

	January 31, 2015
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$8,559	$9,961	$—	$18,520
Other current assets	235,123	6,261	(1,555)	239,829

Total current assets	243,682	16,222	(1,555)	258,349
Non-current assets	924,367	5,227	—	929,594

Total assets	$1,168,049	$21,449	$(1,555)	$1,187,943

Current liabilities	$205,674	$11,088	$(1,373)	$215,389
Non-current liabilities	1,304,384	435	—	1,304,819

Total liabilities	1,510,058	11,523	(1,373)	1,520,208

Total stockholders’ deficit	(342,009)	—	(182)	(342,191)
Noncontrolling interest	—	9,926	—	9,926

Total liabilities and stockholders’ deficit	$1,168,049	$21,449	$(1,555)	$1,187,943

	May 3, 2014
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$13,073	$11,700	$—	$24,773
Other current assets	225,247	5,634	(2,231)	228,650

Total current assets	238,320	17,334	(2,231)	253,423
Non-current assets	1,557,828	4,470	—	1,562,298

Total assets	$1,796,148	$21,804	$(2,231)	$1,815,721

Current liabilities	$185,467	$8,131	$(2,090)	$191,508
Non-current liabilities	1,388,802	354	—	1,389,156

Total liabilities	1,574,269	8,485	(2,090)	1,580,664

Total stockholders’ equity	221,879	—	(141)	221,738
Noncontrolling interest	—	13,319	—	13,319

Total liabilities and stockholders’ equity	$1,796,148	$21,804	$(2,231)	$1,815,721

15. Condensed Guarantor Data

The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes, subject to the customary automatic release provisions described above (see Note 6). The following condensed consolidating financial information presents the results of operations, comprehensive income (loss), financial position and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIEs financial results are included in those of the non-guarantor subsidiaries. Intercompany transactions are eliminated.

During the first quarter of fiscal 2014, our Canadian subsidiary, which is part of the non-guarantor subsidiaries, issued common shares to The Gymboree Corporation valued at $18.5 million. No cash was exchanged since we immediately net settled $15.3 million and $3.2 million of intercompany liabilities payable to The Gymboree Corporation related to business operations and to our Advance Pricing Agreement between the United States and Canadian tax authorities, respectively. The $18.5 million is a non-cash investing and financing activity for purposes of condensed consolidating statements of cash flows.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED MAY 2, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$405	$256,083	$11,220	$(5,976)	$261,732
Gymboree Play & Music	—	1,845	6,803	—	8,648
Retail Franchise	—	5,689	—	—	5,689
Intercompany revenue	15,325	2,981	—	(18,306)	—

Total net sales	15,730	266,598	18,023	(24,282)	276,069
Cost of goods sold, including buying and occupancy expenses	(2,157)	(165,573)	(9,935)	6,953	(170,712)

Gross profit	13,573	101,025	8,088	(17,329)	105,357
Selling, general and administrative expenses	(15,535)	(97,266)	(9,003)	17,094	(104,710)

Operating (loss) income	(1,962)	3,759	(915)	(235)	647
Interest income	—	3	16	—	19
Interest expense	(21,000)	(76)	—	—	(21,076)
Other expense, net	(8)	(76)	(26)	—	(110)

(Loss) income before income taxes	(22,970)	3,610	(925)	(235)	(20,520)
Income tax benefit (expense)	4,754	(5,745)	(969)	—	(1,960)
Equity in earnings of affiliates, net of tax	(4,809)	—	—	4,809	—

Net loss	(23,025)	(2,135)	(1,894)	4,574	(22,480)
Net income attributable to noncontrolling interest	—	—	(545)	—	(545)

Net loss attributable to The Gymboree Corporation	$(23,025)	$(2,135)	$(2,439)	$4,574	$(23,025)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE 13 WEEKS ENDED MAY 2, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net loss	$(23,025)	$(2,135)	$(1,894)	$4,574	$(22,480)

Other comprehensive income, net of tax:
Foreign currency translation adjustments	889	—	950	(883)	956
Unrealized net gain (loss) on cash flow hedges, net of tax expense of $198	261	—	(311)	311	261

Total other comprehensive income, net of tax	1,150	—	639	(572)	1,217

Comprehensive loss	(21,875)	(2,135)	(1,255)	4,002	(21,263)
Comprehensive income attributable to noncontrolling interest	—	—	(612)	—	(612)

Comprehensive loss attributable to The Gymboree Corporation	$(21,875)	$(2,135)	$(1,867)	$4,002	$(21,875)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED MAY 3, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(13,431)	$4,380	$(3,255)	$(2,697)	$(15,003)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	78	—	(369)	(106)	(397)
Unrealized net gain (loss) on cash flow hedges, net of tax	22	—	(274)	274	22

Total other comprehensive income (loss), net of tax	100	—	(643)	168	(375)

Comprehensive (loss) income	(13,331)	4,380	(3,898)	(2,529)	(15,378)
Comprehensive loss attributable to noncontrolling interest	—	—	2,047	—	2,047

Comprehensive (loss) income attributable to The Gymboree Corporation	$(13,331)	$4,380	$(1,851)	$(2,529)	$(13,331)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 2, 2015
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,564	$4,557	$16,242	$—	$22,363
Accounts receivable, net of allowance	892	21,996	2,627	—	25,515
Merchandise inventories	—	201,010	8,642	(744)	208,908
Prepaid income taxes	1,860	427	472	—	2,759
Prepaid expenses	2,468	14,727	1,366	—	18,561
Deferred income taxes	—	15,992	804	(9,533)	7,263
Intercompany receivable	5,035	596,966	—	(602,001)	—

Total current assets	11,819	855,675	30,153	(612,278)	285,369
Property and equipment, net	11,965	153,567	10,868	—	176,400
Goodwill	—	362,021	12,287	—	374,308
Other intangible assets, net	—	342,662	154	—	342,816
Deferred financing costs	23,984	—	—	—	23,984
Other assets	5,393	1,254	3,856	(6,820)	3,683
Investment in subsidiaries	1,404,444	—	—	(1,404,444)	—

Total assets	$1,457,605	$1,715,179	$57,318	$(2,023,542)	$1,206,560

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,712	$84,613	$1,101	$—	$105,426
Accrued liabilities	32,954	62,429	11,163	123	106,669
Deferred income taxes	9,656	—	—	(9,656)	—
Line of credit borrowings	42,000	—	—	—	42,000
Current obligation under capital lease	—	565	—	—	565
Intercompany payable	597,708	—	5,037	(602,745)	—

Total current liabilities	702,030	147,607	17,301	(612,278)	254,660
Long-term liabilities:
Long-term debt	1,114,127	—	—	—	1,114,127
Long-term obligation under capital lease	—	2,704	—	—	2,704
Lease incentives and other liabilities	4,793	48,485	4,731	—	58,009
Deferred income taxes	—	136,668	17	(6,820)	129,865

Total liabilities	1,820,950	335,464	22,049	(619,098)	1,559,365
Total stockholders’ (deficit) equity	(363,345)	1,379,715	24,729	(1,404,444)	(363,345)
Noncontrolling interest	—	—	10,540	—	10,540

Total liabilities and stockholders’ (deficit) equity	$1,457,605	$1,715,179	$57,318	$(2,023,542)	$1,206,560

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 3, 2014
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,978	$5,507	$17,288	$—	$24,773
Accounts receivable, net of allowance	1,285	19,238	1,871	—	22,394
Merchandise inventories	—	164,920	5,960	(469)	170,411
Prepaid income taxes	1,936	395	655	—	2,986
Prepaid expenses	3,396	13,953	1,274	—	18,623
Deferred income taxes	378	13,255	724	(121)	14,236
Intercompany receivable	—	565,262	—	(565,262)	—

Total current assets	8,973	782,530	27,772	(565,852)	253,423
Property and equipment, net	12,526	180,663	10,287	—	203,476
Goodwill	—	721,844	36,933	—	758,777
Other intangible assets, net	—	558,320	683	—	559,003
Deferred financing costs	30,754	—	—	—	30,754
Other assets	12,677	1,961	9,908	(14,258)	10,288
Investment in subsidiaries	1,891,827	—	—	(1,891,827)	—

Total assets	$1,956,757	$2,245,318	$85,583	$(2,471,937)	$1,815,721

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,366	$65,976	$1,003	$—	$73,345
Accrued liabilities	38,439	62,400	6,809	—	107,648
Deferred income taxes	—	—	121	(121)	—
Line of credit borrowings	10,000	—	—	—	10,000
Current obligation under capital lease	—	515	—	—	515
Intercompany payable	562,899	—	2,832	(565,731)	—

Total current liabilities	617,704	128,891	10,765	(565,852)	191,508
Long-term liabilities:
Long-term debt	1,113,817	—	—	—	1,113,817
Long-term obligation under capital lease	—	3,269	—	—	3,269
Lease incentives and other liabilities	3,498	48,174	5,166	—	56,838
Deferred income taxes	—	229,490	—	(14,258)	215,232

Total liabilities	1,735,019	409,824	15,931	(580,110)	1,580,664
Total stockholders’ equity	221,738	1,835,494	56,333	(1,891,827)	221,738
Noncontrolling interest	—	—	13,319	—	13,319

Total liabilities and stockholders’ equity	$1,956,757	$2,245,318	$85,583	$(2,471,937)	$1,815,721

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED MAY 2, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(1,611)	$(784)	$(244)	$—	$(2,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(291)	(2,052)	(797)	—	(3,140)
Proceeds from sale of assets	—	—	353	—	353
Intercompany transfers	(1,565)	5,047	720	(4,202)	—
Other	—	(3)	11	—	8

Net cash (used in) provided by investing activities	(1,856)	2,992	287	(4,202)	(2,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(5,658)	(720)	2,176	4,202	—
Proceeds from ABL facility	130,000	—	—	—	130,000
Payments on ABL facility	(121,000)	—	—	—	(121,000)
Payments on capital lease	—	(133)	—	—	(133)

Net cash provided by (used in) financing activities	3,342	(853)	2,176	4,202	8,867

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	394	—	394

Net (decrease) increase in cash and cash equivalents	(125)	1,355	2,613	—	3,843
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,689	3,202	13,629	—	18,520

End of Period	$1,564	$4,557	$16,242	$—	$22,363

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

16. Subsequent Events

On May 5, 2015, the Company entered into an agreement to sell and lease-back its distribution center located in Dixon, California. The Company received net proceeds of $25.9 million and entered into a 15-year lease agreement. The Company is required to use $10.9 million of the proceeds to fund capital expenditures and intends to use the remaining balance for working capital purposes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

The Gymboree Corporation

We have reviewed the accompanying condensed consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of May 2, 2015 and May 3, 2014, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the thirteen week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of The Gymboree Corporation and subsidiaries as of January 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for the fiscal year then ended (not presented herein); and in our report dated April 30, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

June 12, 2015

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or similar expressions. All statements we make relating to: future sales, costs and expenses and gross profit percentages; the continuation of historical trends; planned store openings and closings, including franchise partner store openings; estimated capital expenditures for fiscal 2015; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we had expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015, filed with the Securities and Exchange Commission on May 1, 2015 (the “Fiscal 2014 Annual Report”). We encourage you to read these risk factors disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of May 2, 2015, we operated a total of 1,322 retail stores, as follows:

	United States	Canada	Australia	Puerto Rico	Total
Gymboree® stores	553	48	5	1	607
Gymboree Outlet stores	169	—	—	1	170
Janie and Jack® shops (including Janie and Jack outlets)	149	—	—	1	150
Crazy 8® stores (including Crazy 8 outlets)	395	—	—	—	395

	1,266	48	5	3	1,322

In addition, as of May 2, 2015, we operated online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com. Overseas franchisees and Gymboree China operated 85 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	56	24	80
Janie and Jack® shops	1	—	1
Crazy 8® stores	4	—	4

	61	24	85

(1)	Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

We also offer directed parent-child developmental play programs under the Gymboree Play & Music brand at 704 franchised and Company-operated centers in the United States and 41 other countries.

First Quarter 2015 Highlights

Total net sales for the first quarter of fiscal 2015 increased to $276.1 million from $272.0 million in the first quarter of fiscal 2014, an increase of $4.1 million or 1.5%. This increase was driven primarily by growth in Gymboree Tianjin and Gymboree China (collectively, the “VIEs”), as well as $1.6 million in off-price channel sales. We believe the west coast port slowdown negatively impacted net retail sales in the quarter.

Our Adjusted EBITDA decreased to $15.6 million during the 13 weeks ended May 2, 2015 from $22.0 million during the same period last year, a decrease of $6.4 million or 29.2%, primarily due to the impact of the west coast port slowdown, investments in marketing and increased incentive compensation.

The following table summarizes store openings and closures by brand and country for the 13 weeks ended May 2, 2015. Note that (i) all Janie and Jack and Crazy 8 stores are in the United States, and (ii) retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of	Store	Store	Store Count as of
	January 31, 2015	Openings	Closures	May 2, 2015
Gymboree US	554	—	(1)	553
Gymboree Canada	48	—	—	48
Gymboree Australia	5	—	—	5
Gymboree Puerto Rico	1	—	—	1

Total Gymboree	608	—	(1)	607

Gymboree Outlet	168	1	—	169
Gymboree Outlet Puerto Rico	1	—	—	1

Total Gymboree Outlet	169	1	—	170

Janie and Jack (including Janie and Jack outlets)	147	2	—	149
Janie and Jack Puerto Rico	—	1	—	1
Crazy 8 (including Crazy 8 outlets)	402	—	(7)	395

Total	1,326	4	(8)	1,322

We plan to open approximately 12 new stores in fiscal 2015, primarily in our Janie and Jack and Gymboree Outlet brands, and close approximately 30 to 40 stores, primarily in our Crazy 8 and Gymboree brands. We expect our international franchise partners to open approximately 15 to 20 franchise stores in fiscal 2015.

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

Results of Operations

Condensed consolidated statements of operations data as a percentage of total net sales for each period were as follows (amounts in thousands):

	13 Weeks Ended May 2, 2015		13 Weeks Ended May 3, 2014
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$261,732	94.8%	$259,124	95.3%
Gymboree Play & Music	8,648	3.1%	6,832	2.5%
Retail Franchise	5,689	2.1%	6,054	2.2%

Total net sales	276,069	100.0%	272,010	100.0%
Cost of goods sold, including buying and occupancy expenses	(170,712)	(61.8)%	(163,652)	(60.2)%

Gross profit	105,357	38.2%	108,358	39.8%
Selling, general and administrative expenses	(104,710)	(37.9)%	(102,290)	(37.6)%

Operating income	647	0.2%	6,068	2.2%
Interest income	19	—	47	—
Interest expense	(21,076)	(7.6)%	(20,374)	(7.5)%
Other expense, net	(110)	—	(368)	(0.1)

Loss before income taxes	(20,520)	(7.4)%	(14,627)	(5.4)%
Income tax expense	(1,960)	(0.7)%	(376)	(0.1)%

Net loss	(22,480)	(8.1)%	(15,003)	(5.5)%
Net (income) loss attributable to noncontrolling interest	(545)	(0.2)%	1,572	0.6%

Net loss attributable to The Gymboree Corporation	$(23,025)	(8.3)%	$(13,431)	(4.9)%

13 weeks ended May 2, 2015 compared to 13 weeks ended May 3, 2014

Net Sales

Total net sales for the first quarter of fiscal 2015 increased to $276.1 million from $272.0 million in the first quarter of fiscal 2014, an increase of $4.1 million or 1.5%.

Net retail sales for the first quarter of fiscal 2015 increased to $261.7 million from $259.1 million in the first quarter of fiscal 2014, an increase of $2.6 million, or 1.0%. This increase was driven primarily by $1.6 million of off-price channel sales and growth in Gymboree China. Comparable store sales (including online sales) were flat during the first quarter of fiscal 2015 compared to the same period in the prior year. Comparable store sales (excluding online sales) increased by 2.0% during the first quarter of fiscal 2015 compared to the same period in the prior year. Online sales decreased due to lower international sales during the first quarter of fiscal 2015 compared to the same period in the prior year. Total net stores decreased to 1,322 as of May 2, 2015 from 1,337 as of May 3, 2014. Total square footage decreased to approximately 2.7 million square feet as of the first quarter of fiscal 2015 from approximately 2.8 million square feet as of the first quarter of fiscal 2014.

Gymboree Play & Music net sales for the first quarter of fiscal 2015 increased to $8.6 million from $6.8 million in the same period last year, an increase of $1.8 million or 26.6%, primarily due to growth in Gymboree Tianjin.

Retail franchise net sales for the first quarter of fiscal 2015 decreased to $5.7 million from $6.1 million in the same period last year, a decrease of $0.4 million or 6.0%, primarily due to lower sales to our franchisee in the Middle East region. As of the first quarter of fiscal 2015, our overseas franchisees operated 85 stores compared to 74 stores as of the end of the same period last year.

Gross Profit

Gross profit for the first quarter of fiscal 2015 decreased to $105.4 million from $108.4 million in the first quarter of fiscal 2014. As a percentage of net sales, gross profit for the first quarter of fiscal 2015 decreased by 160 basis points to 38.2% from 39.8% in the same period last year primarily due to the impact of the west coast port slowdown, which included late product deliveries and incremental air freight, and to a lesser extent deleveraging of buying and occupancy expenses. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in cost of goods sold (“COGS”), our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $10.4 million and $10.0 million during the first quarter of fiscal 2015 and 2014, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A increased to $104.7 million for the first quarter of fiscal 2015 compared to $102.3 million in the same period last year. As a percentage of net sales, SG&A expenses increased 30 basis points to 37.9% for the first quarter of fiscal 2015 from 37.6% in the same period last year primarily due to incremental marketing expenses and an increase in incentive compensation, which is accrued ratably throughout the year based on achieving annual performance targets.

Interest Expense

Interest expense increased to $21.1 million during the first quarter of fiscal 2015 compared to $20.4 million during the first quarter of fiscal 2014. The increase of $0.7 million was primarily related to our interest rate caps and an increase in ABL borrowings.

Income Taxes

The effective tax rate for the first quarter of fiscal 2015 and 2014 was -9.6% (expense) and -2.6% (expense), respectively. The change in effective tax rates was due to differences in forecasted earnings between years and accrual of additional unrecognized tax benefits.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of May 2, 2015, January 31, 2015 and May 3, 2014, our valuation allowance against deferred tax assets was $67.3 million, $58.6 million and $35.5 million, respectively. The valuation allowance as of May 2, 2015 represents a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Financial Condition

Liquidity and Capital Resources

Overview

We finance our business with existing cash, cash from operations and the funds available under our Senior Credit Facilities. We had cash and cash equivalents of $22.4 million, $18.5 million and $24.8 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively (including amounts held by the VIEs). Cash and cash equivalents held by the VIEs, of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements, were $9.9 million, $10.0 million and $11.7 million as of May 2, 2015, January 31, 2015 and May 3, 2014, respectively (see Note 14 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs can only be used by the VIEs. Net working capital as of May 2, 2015, January 31, 2015 and May 3, 2014 totaled $30.7 million, $43.0 million and $61.9 million, respectively (including $5.9 million, $5.1 million and $9.2 million, respectively, from our VIEs).

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

Transactions Affecting Our Liquidity

On May 5, 2015, the Company entered into an agreement to sell and lease-back its distribution center located in Dixon, California. The Company received net proceeds of $25.9 million and entered into a 15-year lease agreement. The Company is required to use $10.9 million of the proceeds to fund capital expenditures and intends to use the remaining balance for working capital purposes.

Cash flows used in operating activities

Net cash used in operating activities during the first quarter of fiscal 2015 was $2.6 million compared to $14.7 million in the same period last year. The change in cash used in operating activities during the first quarter of fiscal 2015 was primarily due to an increase in accounts payable, merchandise inventories and timing of rent payments. The increase in merchandise inventories was primarily due to investments in inventory, as well as the impact of the west coast port slowdown.

Cash flows used in investing activities

Net cash used in investing activities during the first quarter of fiscal 2015 was $2.8 million compared to $9.4 million in the same period last year and was primarily due to capital expenditures, which decreased to $3.1 million during the first quarter of fiscal 2015 compared to $9.4 million during the first quarter of fiscal 2014 due to fewer store openings.

We estimate capital expenditures for fiscal 2015 will be approximately $25 million to $30 million. We expect the capital expenditures to be used primarily for our systems infrastructure, lease required remodels of existing stores and, to a lesser extent, new store growth.

Cash flows provided by financing activities

Net cash provided by financing activities during the first quarter of fiscal 2015 was $8.9 million compared to $9.9 million in the same period last year. This decrease was primarily due to a decrease in net borrowings from our ABL facility.

Credit Facilities

Our senior credit facilities are comprised of an $820 million Term Loan and a $225 million ABL Facility (collectively, the “Senior Credit Facilities). As of May 2, 2015, $769.1 million was outstanding under the Term Loan and $42.0 million was outstanding under the ABL. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. Interest payments on the Company’s Notes are made semi-annually at a rate of 9.125% of the principal amount outstanding. Amounts available under the ABL are subject to customary borrowing base limitations, and are reduced by letter of credit utilization totaling $38.1 million as of May 2, 2015. Undrawn availability under the ABL Facility, after being reduced by letter of credit utilization and outstanding borrowings, was $90.8 million as of May 2, 2015. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Note 5 to the condensed consolidated financial statements included elsewhere in this quarterly report). The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report), subject to the satisfaction of certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant that is tested when availability under the facility falls below a specified threshold. As of May 2, 2015, we were not required to test compliance with this covenant. Average borrowings for the 13 weeks ended May 2, 2015 under the ABL amounted to $54.1 million. The Company anticipates utilizing its ABL Facility throughout the course of the year to support seasonal working capital needs and expects to have borrowings outstanding at year-end.

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 1, 2015.

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

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	13 Weeks Ended May 2, 2015	13 Weeks Ended May 3, 2014
Net loss attributable to The Gymboree Corporation	$(23,025)	$(13,431)
Reconciling items (a):
Interest expense	21,076	20,374
Interest income	(7)	(52)
Income tax expense	1,305	599
Depreciation and amortization (b)	10,295	10,786
Non-cash share-based compensation expense	720	1,276
Loss on disposal/impairment on assets	133	330
Acquisition-related adjustments (c)	3,234	2,944
Other (d)	1,866	(795)

Adjusted EBITDA	$15,597	$22,031

(a)	Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.

(b)	Includes the following:

Amortization of intangible assets (impacts SG&A)	$384	$384
Amortization of below and above market leases (impacts COGS)	(133)	(247)

	$251	$137

(c)	Includes the following:

Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$1,886	$2,068
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	1,348	876

	$3,234	$2,944

(d)	Other is comprised of restructuring charges in the first quarter of fiscal 2015 and 2014 and a non-recurring change in reserves in the first quarter of fiscal 2014.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
May 2, 2015	$2,343	$(55)	$0.82
January 31, 2015	$4,633	$96	$0.79
May 3, 2014	$15,275	$100	$0.91

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of May 2, 2015, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of May 2, 2015, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Notes 5 and 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of May 2, 2015, January 31, 2015 and May 3, 2014, accumulated other comprehensive loss included approximately $7.7 million, $8.2 million and $9.5 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

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

Changes in Internal Control over Financial Reporting

During the Company’s first quarter of fiscal 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2014 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit Number	Description

10.1	Giraffe Holding, Inc. 2010 Equity Incentive Plan.

10.2	Form of Non-statutory Stock Option Agreement under the Giraffe Holding, Inc. 2010 Equity Incentive Plan.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

June 12, 2015	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

10.1	Giraffe Holding, Inc. 2010 Equity Incentive Plan.

10.2	Form of Non-statutory Stock Option Agreement under the Giraffe Holding, Inc. 2010 Equity Incentive Plan.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended May 2, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.