Form 10-Q
period 2015-08-01
GYMBOREE CORP
filed 2015-09-14
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended August 1, 2015

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

As of September 14, 2015, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*

In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

THE GYMBOREE CORPORATION

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net sales:
Retail	$256,991	$253,376	$518,723	$512,500
Gymboree Play & Music	11,667	7,319	20,315	14,151
Retail Franchise	4,807	3,608	10,496	9,662

Total net sales	273,465	264,303	549,534	536,313
Cost of goods sold, including buying and occupancy expenses	(172,805)	(167,939)	(343,517)	(331,591)

Gross profit	100,660	96,364	206,017	204,722
Selling, general and administrative expenses	(103,366)	(107,140)	(208,076)	(209,430)

Operating loss	(2,706)	(10,776)	(2,059)	(4,708)
Interest income	23	68	42	115
Interest expense	(21,631)	(20,455)	(42,707)	(40,829)
Other income (expense), net	142	(134)	32	(502)

Loss before income taxes	(24,172)	(31,297)	(44,692)	(45,924)
Income tax expense	(1,222)	(1,556)	(3,182)	(1,932)

Net loss	(25,394)	(32,853)	(47,874)	(47,856)
Net (income) loss attributable to noncontrolling interest	(1,168)	1,700	(1,713)	3,272

Net loss attributable to The Gymboree Corporation	$(26,562)	$(31,153)	$(49,587)	$(44,584)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Net loss	$(25,394)	$(32,853)	$(47,874)	$(47,856)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(1,617)	247	(661)	(150)
Unrealized net gain (loss) on cash flow hedges, net of tax expense of $351, $0, $549, and $0	702	(8)	963	14

Total other comprehensive (loss) income	(915)	239	302	(136)

Comprehensive loss	(26,309)	(32,614)	(47,572)	(47,992)
Comprehensive (income) loss attributable to noncontrolling interest	(1,155)	1,530	(1,767)	3,577

Comprehensive loss attributable to The Gymboree Corporation	$(27,464)	$(31,084)	$(49,339)	$(44,415)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	August 1, 2015	January 31, 2015	August 2, 2014
ASSETS
Current assets:
Cash and cash equivalents	$23,497	$18,520	$24,879
Accounts receivable, net of allowance of $2,314, $1,939 and $1,655	24,684	25,248	21,129
Merchandise inventories	243,037	198,337	223,694
Prepaid income taxes	2,596	2,599	3,076
Prepaid expenses	19,399	6,821	19,684
Deferred income taxes	9,124	6,824	8,172

Total current assets	322,337	258,349	300,634

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	200,002	198,098	201,985
Furniture, fixtures and equipment	125,617	123,943	120,568

Total property and equipment	348,047	344,469	344,981
Less accumulated depreciation and amortization	(177,442)	(162,038)	(148,314)

Net property and equipment	170,605	182,431	196,667

Goodwill	373,446	373,834	758,777
Other intangible assets, net	342,157	343,552	558,210
Deferred financing costs	23,145	25,622	29,091
Restricted cash	8,157	-	-
Other assets	3,867	4,155	9,835

Total assets	$1,243,714	$1,187,943	$1,853,214

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$123,995	$87,032	$112,638
Accrued liabilities	95,079	94,805	86,231
Line of credit borrowings	70,000	33,000	64,000
Current obligation under capital lease	578	552	527

Total current liabilities	289,652	215,389	263,396

Long-term liabilities:
Long-term debt	1,114,207	1,114,048	1,113,893
Long-term sale-leaseback financing liability	26,516	-	-
Long-term obligation under capital lease	2,555	2,850	3,133
Lease incentives and other liabilities	51,770	53,677	52,664
Unrecognized tax benefits	5,123	5,048	6,475
Deferred income taxes	131,887	129,196	209,220

Total liabilities	1,621,710	1,520,208	1,648,781

Commitments and contingencies
Stockholders’ (deficit) equity:
Common stock, including additional paid-in capital ($0.001 par value:
1,000 shares authorized, issued and outstanding)	524,244	522,403	520,201
Accumulated deficit	(902,950)	(853,363)	(323,842)
Accumulated other comprehensive loss	(10,983)	(11,231)	(4,711)

Total stockholders’ (deficit) equity	(389,689)	(342,191)	191,648
Noncontrolling interest	11,693	9,926	12,785

Total (deficit) equity	(377,996)	(332,265)	204,433

Total liabilities and stockholders’ (deficit) equity	$1,243,714	$1,187,943	$1,853,214

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	August 1, 2015	August 2, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(47,874)	$(47,856)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	20,896	22,534
Amortization of deferred financing costs and accretion of original issue discount	3,758	3,515
Interest rate cap contracts - adjustment to market	1,693	932
(Gain) loss on disposal/impairment of assets	(93)	3,883
Deferred income taxes	294	36
Share-based compensation expense	1,852	2,269
Other	(549)	21
Change in assets and liabilities:
Accounts receivable	637	739
Merchandise inventories	(45,037)	(48,576)
Prepaid income taxes	(24)	(1,095)
Prepaid expenses and other assets	(12,831)	(174)
Accounts payable	37,001	10,673
Accrued liabilities	(792)	(12,822)
Lease incentives and other liabilities	(897)	3,472

Net cash used in operating activities	(41,966)	(62,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,506)	(16,523)
Increase in restricted cash	(10,863)	-
Decrease in restricted cash	2,706	-
Proceeds from sale of assets	353	-
Other	40	(66)

Net cash used in investing activities	(15,270)	(16,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	283,000	218,000
Payments on ABL facility	(246,000)	(154,000)
Proceeds from sale-leaseback financing liability	26,750	-
Payments for deferred financing costs	(1,122)	-
Payments on capital lease and sale-leaseback financing liability	(312)	(246)
Dividend payment to parent	(11)	-
Capital contribution received by noncontrolling interest	-	992

Net cash provided by financing activities	62,305	64,746

Effect of exchange rate fluctuations on cash and cash equivalents	(92)	(258)

Net increase (decrease) in cash and cash equivalents	4,977	(14,550)
CASH AND CASH EQUIVALENTS:
Beginning of period	18,520	39,429

End of period	$23,497	$24,879

OTHER CASH FLOW INFORMATION:
Cash (received) paid for income taxes, net	$(1,676)	$2,770
Cash paid for interest	$37,174	$36,112

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

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks (“second quarter of fiscal 2015”) and 26 weeks ended August 1, 2015 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2016 (“fiscal 2015”) or any future period.

2. Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the last-in, first-out (LIFO) or the retail inventory method which will be measured under existing accounting standards. This ASU would be applied prospectively and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on principles and definitions to reduce diversity in the timing and content of disclosures when evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern. This ASU is effective in the annual period ending after December 15, 2016, with early adoption permitted. We do not believe that this ASU will have a material impact on our condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers-Deferral of Effective Date, which defers the effective date of ASU 2014-09 by one year, for fiscal years and interim periods within those years, beginning after December 15, 2017. The deferral allows early adoption at the original effective date. We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of August 1, 2015, January 31, 2015 and August 2, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands). There were no transfers into or out of Level 1 and Level 2 during the 26 weeks ended August 1, 2015 and August 2, 2014, or during the year ended January 31, 2015.

	August 1, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Interest rate caps	$-	$1	$-	$1
Forward foreign exchange contracts	-	59	-	59

Total	$-	$60	$-	$60

	January 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Interest rate caps	$-	$17	$-	$17
Forward foreign exchange contracts	-	96	-	96

Total	$-	$113	$-	$113

	August 2, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds	$850	$-	$-	$850
Interest rate caps	-	42	-	42
Forward foreign exchange contracts	-	3	-	3

Total	$850	$45	$-	$895

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

Although we have determined the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of August 1, 2015, January 31, 2015 and August 2, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The carrying value of cash and cash equivalents, restricted cash, receivables, line of credit borrowings and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	August 1, 2015		January 31, 2015		August 2, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$768,207	$565,828	$768,048	$530,680	$767,893	$634,509
Notes	346,000	121,100	346,000	128,020	346,000	207,600

Total	$1,114,207	$686,928	$1,114,048	$658,700	$1,113,893	$842,109

We had no other financial assets or liabilities measured at fair value as of August 1, 2015, January 31, 2015 and August 2, 2014.

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

During the 13 and 26 weeks ended August 1, 2015, we did not identify any impairment indicators for under-performing stores. During the 13 and 26 weeks ended August 2, 2014, we recorded an impairment charge of $3.2 million related to assets for under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. These impairment charges are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

4. Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of August 1, 2015, January 31, 2015 and August 2, 2014 is as follows (in thousands):

	Retail Stores	Gymboree Play	International Retail
	Segment	& Music Segment	Franchise Segment	Total
Balance as of August 1, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	-	-	(547,285)
Effect of exchange rate fluctuations	(6,535)	-	-	(6,535)

	$333,421	$16,389	$23,636	$373,446

Balance as of January 31, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	-	-	(547,285)
Effect of exchange rate fluctuations	(6,147)	-	-	(6,147)

	$333,809	$16,389	$23,636	$373,834

Balance as of August 2, 2014
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(168,489)	-	-	(168,489)

	$718,752	$16,389	$23,636	$758,777

Goodwill Impairment

During the 13 and 26 weeks ended August 1, 2015 and August 2, 2014, we did not any identify impairment indicators for goodwill. During the third quarter of fiscal 2014, we recognized goodwill impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units, components of our retail stores reporting segment, of approximately $252.3 million, $67.2 million and $59.3 million, respectively.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	August 1, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible assets not subject to amortization:
Trade names	$567,012	$-	$(229,600)	$337,412

Intangible assets subject to amortization:
Customer relationships	770	(770)	-	-
Below market leases	4,828	(3,498)	-	1,330
Co-branded credit card agreement	4,000	(2,882)	-	1,118
Franchise agreements and reacquired franchise rights	6,625	(4,328)	-	2,297

	16,223	(11,478)	-	4,745

Total other intangible assets	$583,235	$(11,478)	$(229,600)	$342,157

Intangible liabilities subject to amortization:
Above market leases (included in Lease incentives and other liabilities)	$(11,051)	$7,252	$-	$(3,799)

	January 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible assets not subject to amortization:

Trade names	$567,012	$-	$(229,600)	$337,412

Intangible assets subject to amortization:
Customer relationships	770	(605)	-	165
Below market leases	5,274	(3,486)	-	1,788
Co-branded credit card agreement	4,000	(2,573)	-	1,427
Franchise agreements and reacquired franchise rights	6,625	(3,865)	-	2,760

	16,669	(10,529)	-	6,140

Total other intangible assets	$583,681	$(10,529)	$(229,600)	$343,552

Intangible liabilities subject to amortization:
Above market leases (included in Lease incentives and other liabilities)	$(11,400)	$6,795	$-	$(4,605)

	August 2, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible assets not subject to amortization:
Trade names	$567,494	$-	$(17,000)	$550,494

Intangible assets subject to amortization:
Customer relationships	37,551	(37,119)	-	432
Below market leases	7,055	(4,728)	-	2,327
Co-branded credit card agreement	4,000	(2,266)	-	1,734
Franchise agreements and reacquired franchise rights	6,632	(3,409)	-	3,223

	55,238	(47,522)	-	7,716

Total other intangible assets	$622,732	$(47,522)	$(17,000)	$558,210

Intangible liabilities subject to amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$11,012	$-	$(5,619)

The decrease in the gross carrying amount of below market leases and above market leases from January 31, 2015 to August 1, 2015 reflects the write-off of certain fully amortized intangibles.

The decrease in the gross carrying amount of customer relationships, below market leases, franchise agreements and reacquired franchise rights, and above market leases from August 2, 2014 to January 31, 2015, reflects the write-off of certain fully amortized intangibles.

Indefinite-Lived Intangible Assets Impairment

During the 13 and 26 weeks ended August 1, 2015 and August 2, 2014, we did not identify impairment indicators for indefinite-lived intangible assets. During the third quarter of fiscal 2014, we recognized a $212.6 million impairment charge related to trade names of our retail stores segment.

Net amortization income (expense) is presented below for the periods ended (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014

Cost of goods sold - Amortization income	$215	$233	$348	$480

Selling, general and administrative expenses - Amortization expense	$(469)	$(522)	$(937)	$(1,081)

5. Line of Credit

We have a senior secured asset-based revolving credit facility (“ABL”) that provides financing of up to $225 million, subject to a borrowing base. Availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. Line of credit borrowings outstanding under the ABL as of August 1, 2015, January 31, 2015 and August 2, 2014 were $70.0 million, $33.0 million and $64.0 million, respectively. Amounts available under the ABL are reduced by letter of credit utilization totaling $30.4 million as of August 1, 2015. Undrawn availability under the ABL, after being reduced by outstanding borrowings and letter of credit utilization, was $95.7 million as of August 1, 2015. Average borrowings for the 13 and 26 weeks ended August 1, 2015 under the ABL amounted to $58.1 million and $56.1 million, respectively. Average borrowings under the ABL for the fiscal year ended January 31, 2015 amounted to $32.0 million. Average borrowings for the 13 and 26 weeks ended August 2, 2014 under the ABL amounted to $28.5 million and $19.1 million, respectively. Principal amounts outstanding under the ABL are due and payable in full in March 2017.

Borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of August 1, 2015, the interest rate was 5.5% on $5.3 million of line of credit borrowings outstanding and 4.0% on $64.7 million of line of credit borrowings outstanding under the ABL. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL. The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan described in Note 6), subject to the satisfaction of certain conditions.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralize letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL Facility contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant that is tested when availability under the facility falls below a specified threshold. As of August 1, 2015, we were not required to test compliance with this covenant. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL (see Note 16).

6. Long-Term Debt

Long-term debt consists of (in thousands):

	August 1, 2015	January 31, 2015	August 2, 2014
Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%, net of discount of $895, $1,054 and $1,210	$768,207	$768,048	$767,893
Senior notes due December 2018, 9.125%	346,000	346,000	346,000

Total	$1,114,207	$1,114,048	$1,113,893

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 5. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of August 1, 2015, the interest rate under our Term Loan was 5%.

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

The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan (see Note 16).

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

Future minimum principal payments on long-term debt, excluding accretion of original issue discount (“OID”) of $0.9 million as of August 1, 2015, are as follows (in thousands):

Fiscal years	Principal Payments
2015	$-
2016	-
2017	6,502
2018	1,108,600

Total	$1,115,102

Interest Expense on Long-Term Debt and ABL

Total interest expense reported on the condensed consolidated statements of operations includes interest expense on long-term debt and borrowings under the ABL of $21.1 million and $20.5 million for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. Interest expense was $42.1 million and $40.8 million for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. Amortization of deferred financing costs and accretion of OID are also included in interest expense.

Deferred Financing Costs and OID

Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL are amortized on a straight-line basis over 6.4 years. Deferred financing costs allocated to the sale-leaseback financing liability are amortized on a straight-line basis over 10 years (see Note 7). The weighted-average remaining amortization period is approximately 2.8 years as of August 1, 2015. Amortization of deferred financing costs is recorded in interest expense and was $1.8 million and $1.7 million for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. Amortization of deferred financing costs was $3.6 million and $3.4 million for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. Accretion of OID, which was not material for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014, is also recorded in interest expense.

7. Sale-leaseback of Dixon Distribution Center

On May 5, 2015, the Company entered into an agreement to sell its distribution center in Dixon, California for gross proceeds of $26.8 million, less closing costs of $0.9 million, or net proceeds of $25.9 million and entered into a leaseback of the property from the purchaser for a period of 15 years. Approximately $10.9 million of the net proceeds were restricted to fund capital expenditures or reduce the Company’s liability under the Term loan. Approximately $2.7 million of these restricted funds were used to fund capital expenditures during the 13 weeks ended August 1, 2015. As of August 1, 2015, the Company had a restricted cash balance remaining of $8.2 million, which is presented as long-term restricted cash on the condensed consolidated balance sheets.

Under the terms of the lease agreement, the Company is required to maintain a $3.5 million unconditional irrevocable letter of credit that reduces our line-of-credit borrowing base for a period up to 10 years. Due to the Company’s continuing involvement through the irrevocable letter of credit, the Company has accounted for the sale-leaseback as a financing liability. Payments made by the Company are allocated between interest expense and a reduction to the sale-leaseback financing liability. In the period that there is no longer continuing involvement by the Company, the distribution center and the sale-leaseback financing liability will be removed from our condensed consolidated balance sheets, resulting in a gain on the sale of the distribution center, with a portion of the gain deferred and amortized over the remaining lease term.

During the 13 and 26 weeks ended August 1, 2015, payments made by the Company related to the sale-leaseback financing liability totaled $0.4 million, which was primarily allocated to interest expense.

As of August 1, 2015, future payments on the sale-leaseback financing liability, excluding renewals, are as follows (in thousands):

Fiscal years	Payments
Remainder of 2015	$891
2016	1,800
2017	1,822
2018	1,845
2019	1,868
2020	1,891
Thereafter	31,367

Total payments	41,484
Less amount representing interest	(14,777)

Total sale-leaseback financing liability	26,707
Less current portion of sale-leaseback financing liability - included in accrued liabilities	(191)

Long-term portion of sale-leaseback financing liability	$26,516

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

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with the $700 million principal of our Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 13 weeks ended August 1, 2015 and August 2, 2014, we reclassified approximately $0.9 million and $0.5 million, respectively, from accumulated other comprehensive loss to interest expense. During the 26 weeks ended August 1, 2015 and August 2, 2014, we reclassified approximately $1.7 million and $0.9 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate approximately $4.7 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	August 1, 2015		January 31, 2015		August 2, 2014

	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	4	5,444	6	4,633	6	7,994

Total	8	$705,444	10	$704,633	10	$707,994

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands) (see Note 3).

	August 1, 2015	January 31, 2015	August 2, 2014
	Derivative Assets	Derivative Assets	Derivative Assets
Other assets
Purchased interest rate caps	$1	$17	$42
Forward foreign exchange contracts	59	96	3

Total	$60	$113	$45

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss (in thousands). No amounts were reclassified from accumulated other comprehensive loss (OCI) into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (see Note 12).

	13 Weeks Ended August 1, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(8)	Interest expense	$(915)
Forward foreign exchange contracts	134	Cost of goods sold	(12)

Total	$126		$(927)

	13 Weeks Ended August 2, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(391)	Interest expense	$(471)
Forward foreign exchange contracts	(23)	Cost of goods sold	65

Total	$(414)		$(406)

	26 Weeks Ended August 1, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(16)	Interest expense	$(1,693)
Forward foreign exchange contracts	(12)	Cost of goods sold	153

Total	$(28)		$(1,540)

	26 Weeks Ended August 2, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(557)	Interest expense	$(932)
Forward foreign exchange contracts	(74)	Cost of goods sold	287

Total	$(631)		$(645)

9. Share-Based Compensation

Share-based compensation expense included as a component of selling, general and administrative (“SG&A”) expenses was $1.2 million and $1.0 million during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. Share-based compensation expense was $1.9 million and $2.3 million during the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

The share-based compensation expense during the 13 weeks and 26 weeks ended August 1, 2015 includes $0.2 million of incremental share-based compensation expense related to a modification of employee stock options. The terms of the modification include a change in exercise price for certain employees with stock options that were outstanding as of May 27, 2015. As of August 1, 2015, there was approximately $1.0 million of unrecognized incremental compensation expense related to the modification that will be recognized over a period of 4.2 years.

10. Income Taxes

As of August 1, 2015, January 31, 2015 and August 2, 2014, unrecognized tax benefits were $6.9 million, $5.6 million and $6.8 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $6.9 million as of August 1, 2015 will decrease by as much as $0.4 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

As of August 1, 2015, January 31, 2015 and August 2, 2014, the total valuation allowance against deferred tax assets was $76.9 million, $58.6 million and $48.6 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

11. Commitments and Contingencies

Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in Notes 6, 7, 10 and 13 of our Annual Report on Form 10-K as of January 31, 2015, other than those which occur in the normal course of business (see Note 7).

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

12. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, as of the periods ended (in thousands):

	August 1, 2015	January 31, 2015	August 2, 2014
Foreign currency translation	$(7,758)	$(7,043)	$778
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,433, $3,982 and $3,982	(3,225)	(4,188)	(5,489)

Total accumulated other comprehensive loss	$(10,983)	$(11,231)	$(4,711)

Changes in the accumulated OCI balance by component were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended August 1, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(3,927)	$(6,154)	$(10,081)

Other comprehensive income (loss) recognized before reclassifications	126	(1,617)	(1,491)
Amounts reclassified from accumulated other comprehensive loss to earnings	927	-	927
Tax expense	(351)	-	(351)

Net current-period other comprehensive income (loss)	702	(1,617)	(915)

Other comprehensive income attributable to noncontrolling interest	-	13	13

Ending balance	$(3,225)	$(7,758)	$(10,983)

	13 Weeks Ended August 2, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,481)	$701	$(4,780)

Other comprehensive (loss) income recognized before reclassifications	(414)	247	(167)
Amounts reclassified from accumulated other comprehensive (loss) income to earnings	406	-	406

Net current-period other comprehensive (loss) income	(8)	247	239

Other comprehensive loss attributable to noncontrolling interest	-	(170)	(170)

Ending balance	$(5,489)	$778	$(4,711)

	26 Weeks Ended August 1, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(4,188)	$(7,043)	$(11,231)

Other comprehensive (loss) income recognized before reclassifications	(28)	(661)	(689)
Amounts reclassified from accumulated other comprehensive loss to earnings	1,540	-	1,540
Tax expense	(549)	-	(549)

Net current-period other comprehensive income (loss)	963	(661)	302

Other comprehensive income attributable to noncontrolling interest	-	(54)	(54)

Ending balance	$(3,225)	$(7,758)	$(10,983)

	26 Weeks Ended August 2, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive (loss) income recognized before reclassifications	(631)	(150)	(781)
Amounts reclassified from accumulated other comprehensive (loss) income to earnings	645	-	645

Net current-period other comprehensive income (loss)	14	(150)	(136)

Other comprehensive income attributable to noncontrolling interest	-	305	305

Ending balance	$(5,489)	$778	$(4,711)

13. Related Party Transactions

Related Party Transactions –Excluding VIEs

We incurred approximately $0.9 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital Partners LLC (“Bain Capital”) during each of the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. We incurred approximately $1.8 million and $1.6 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital during the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. As of August 1, 2015, January 31, 2015 and August 2, 2014, we had a payable balance of $1.1 million, $0.2 million and $0.3 million, respectively, to Bain Capital.

We incurred approximately $0.2 million and $0.3 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. We incurred approximately $0.8 million and $0.9 million in expenses related to services purchased from LogicSource during the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. As of August 1, 2015, January 31, 2015 and August 2, 2014, we had a payable balance of $0.1 million, $0.3 million and $0.1 million, respectively, to LogicSource.

During the 13 weeks ended May 3, 2015, we sold inventory totaling $1.3 million to Burlington Stores, Inc. (“Burlington”), a company owned by funds associated with Bain Capital through March 31, 2015. The funds associated with Bain Capital sold their common shares of Burlington on March 31, 2015. As of April 1, 2015, Burlington was no longer a related party of the Company. We did not sell inventory to Burlington during the 13 and 26 weeks ended August 2, 2014.

As of August 1, 2015, January 31, 2015 and August 2, 2014, we had a receivable balance of $0.3 million, $0.2 million and $0 million, respectively, from our indirect parent, Giraffe Holding, Inc., related to income taxes.

Related Party Transactions –VIEs

Our VIEs incurred $0.2 million and $0.1 million in management fees from Bain Capital Advisors (China) Ltd. during the 13 weeks ended August 1, 2015 and August 2, 2014, respectively. Our VIEs incurred $0.3 million and $0.2 million in management fees from Bain Capital Advisors (China) Ltd. during the 26 weeks ended August 1, 2015 and August 2, 2014, respectively. As of August 1, 2015, January 31, 2015 and August 2, 2014, our VIEs had a balance of $0.2 million, $0.1 million and $0.1 million payable to Bain Capital Advisors (China) Ltd, respectively.

As of August 1, 2015, January 31, 2015 and August 2, 2014, our VIEs had a balance of $1.1 million payable to their indirect parent, Gymboree Investment Holding GP, Ltd., related to funds used to pay operating costs of the VIEs.

As of August 1, 2015, January 31, 2015 and August 2, 2014, our VIEs had a payable balance of $0.4 million due to Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs, related to funds used to pay operating costs of the VIEs. The Company is part of a related party group that controls Gymboree Hong Kong Limited.

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

Summary financial data of each reportable segment were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended August 1, 2015
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$255,309	$4,623	$4,963	$11,081	$(2,511)	$273,465
Gross Profit	$88,078	$3,323	$2,814	$8,250	$(1,805)	$100,660

	13 Weeks Ended August 2, 2014
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$251,793	$3,842	$3,757	$6,246	$(1,335)	$264,303
Gross Profit	$88,233	$2,742	$2,158	$4,235	$(1,004)	$96,364

	26 Weeks Ended August 1, 2015
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$515,233	$8,980	$10,820	$19,692	$(5,191)	$549,534
Gross Profit	$182,653	$6,097	$6,041	$14,634	$(3,408)	$206,017

	26 Weeks Ended August 2, 2014
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$509,721	$8,891	$9,924	$11,650	$(3,873)	$536,313
Gross Profit	$187,525	$6,784	$5,530	$8,337	$(3,454)	$204,722

	Total Assets
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
August 1, 2015	$1,132,090	$59,444	$29,884	$24,536	$(2,240)	$1,243,714
January 31, 2015	$1,078,973	$60,190	$28,886	$21,449	$(1,555)	$1,187,943
August 2, 2014	$1,746,181	$59,327	$28,210	$20,836	$(1,340)	$1,853,214

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Intersegment revenues for each reportable segment were as follows for the periods ended (in thousands):

	Intersegment Revenues
	Retail	Gymboree	International Retail
	Stores	Play & Music	Franchise	VIEs	Total
13 Weeks Ended August 1, 2015	$-	$2,355	$156	$-	$2,511
13 Weeks Ended August 2, 2014	$-	$1,186	$149	$-	$1,335

26 Weeks Ended August 1, 2015	$-	$4,867	$324	$-	$5,191
26 Weeks Ended August 2, 2014	$-	$3,611	$262	$-	$3,873

We attribute retail store revenues to individual countries based on the selling location. For Gymboree International Retail Franchise, all sales were attributed to the U.S. geographic area.

China Play & Music sales are attributable to the international geographic area and all other Gymboree Play & Music sales are attributable to the U.S. geographic area.

Net sales of our two geographical areas, United States and international, were as follows for the periods ended (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
United States	$251,730	$247,242	$510,312	$504,570
International	21,735	17,061	39,222	31,743

	$273,465	$264,303	$549,534	$536,313

Property and equipment, net, of our two geographical areas were as follows as of the periods ended (in thousands):

	August 1, 2015	January 31, 2015	August 2, 2014
United States	$160,853	$172,378	$185,841
International	9,752	10,053	10,826

	$170,605	$182,431	$196,667

15. Variable Interest Entities

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

The following tables reflect the impact of the VIEs on the condensed consolidated statements of operations for the 13 and 26 weeks ended August 1, 2015 and August 2, 2014 and the condensed consolidated balance sheets as of August 1, 2015, January 31, 2015 and August 2, 2014 (in thousands):

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED AUGUST 1, 2015

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$264,895	$11,081	$(2,511)	$273,465
Cost of goods sold, including buying and occupancy expenses	(170,680)	(2,831)	706	(172,805)
Selling, general and administrative expenses	(98,709)	(6,490)	1,833	(103,366)

Operating (loss) income	(4,494)	1,760	28	(2,706)
Other non-operating (expense) income	(21,482)	16	-	(21,466)

(Loss) income before income taxes	(25,976)	1,776	28	(24,172)
Income tax expense	(614)	(608)	-	(1,222)

Net (loss) income	(26,590)	1,168	28	(25,394)
Net income attributable to noncontrolling interest	-	(1,168)	-	(1,168)

Net loss attributable to The Gymboree Corporation	$(26,590)	$-	$28	$(26,562)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED AUGUST 2, 2014

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$259,392	$6,246	$(1,335)	$264,303
Cost of goods sold, including buying and occupancy expenses	(166,259)	(2,011)	331	(167,939)
Selling, general and administrative expenses	(102,881)	(5,241)	982	(107,140)

Operating loss	(9,748)	(1,006)	(22)	(10,776)
Other non-operating (expense) income	(20,592)	71	-	(20,521)

Loss before income taxes	(30,340)	(935)	(22)	(31,297)
Income tax expense	(791)	(765)	-	(1,556)

Net loss	(31,131)	(1,700)	(22)	(32,853)
Net loss attributable to noncontrolling interest	-	1,700	-	1,700

Net loss attributable to The Gymboree Corporation	$(31,131)	$-	$(22)	$(31,153)

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE 26 WEEKS ENDED AUGUST 1, 2015 (In thousands)
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$535,033	$19,692	$(5,191)	$549,534
Cost of goods sold, including buying and occupancy expenses	(340,242)	(5,058)	1,783	(343,517)
Selling, general and administrative expenses	(199,697)	(11,663)	3,284	(208,076)

Operating (loss) income	(4,906)	2,971	(124)	(2,059)
Other non-operating (expense) income	(42,639)	6	-	(42,633)

(Loss) income before income taxes	(47,545)	2,977	(124)	(44,692)
Income tax expense	(1,918)	(1,264)	-	(3,182)

Net (loss) income	(49,463)	1,713	(124)	(47,874)
Net income attributable to noncontrolling interest	-	(1,713)	-	(1,713)

Net loss attributable to The Gymboree Corporation	$(49,463)	$-	$(124)	$(49,587)

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE 26 WEEKS ENDED AUGUST 2, 2014 (In thousands)
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$528,536	$11,650	$(3,873)	$536,313
Cost of goods sold, including buying and occupancy expenses	(328,697)	(3,313)	419	(331,591)
Selling, general and administrative expenses	(201,841)	(11,034)	3,445	(209,430)

Operating loss	(2,002)	(2,697)	(9)	(4,708)
Other non-operating expense	(41,183)	(33)	-	(41,216)

Loss before income taxes	(43,185)	(2,730)	(9)	(45,924)
Income tax expense	(1,390)	(542)	-	(1,932)

Net loss	(44,575)	(3,272)	(9)	(47,856)
Net loss attributable to noncontrolling interest	-	3,272	-	3,272

Net loss attributable to The Gymboree Corporation	$(44,575)	$-	$(9)	$(44,584)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF AUGUST 1, 2015

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$13,200	$10,297	$-	$23,497
Other current assets	291,608	9,472	(2,240)	298,840

Total current assets	304,808	19,769	(2,240)	322,337
Non-current assets	916,610	4,767	-	921,377

Total assets	$1,221,418	$24,536	$(2,240)	$1,243,714

Current liabilities	$279,221	$12,373	$(1,942)	$289,652
Non-current liabilities	1,331,588	470	-	1,332,058

Total liabilities	1,610,809	12,843	(1,942)	1,621,710

Total stockholders’ deficit	(389,391)	-	(298)	(389,689)
Noncontrolling interest	-	11,693	-	11,693

Total liabilities and stockholders’ deficit	$1,221,418	$24,536	$(2,240)	$1,243,714

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATING BALANCE SHEETS AS OF JANUARY 31, 2015 (In thousands)
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$8,559	$9,961	$-	$18,520
Other current assets	235,123	6,261	(1,555)	239,829

Total current assets	243,682	16,222	(1,555)	258,349
Non-current assets	924,367	5,227	-	929,594

Total assets	$1,168,049	$21,449	$(1,555)	$1,187,943

Current liabilities	$205,674	$11,088	$(1,373)	$215,389
Non-current liabilities	1,304,384	435	-	1,304,819

Total liabilities	1,510,058	11,523	(1,373)	1,520,208

Total stockholders’ deficit	(342,009)	-	(182)	(342,191)
Noncontrolling interest	-	9,926	-	9,926

Total liabilities and stockholders’ deficit	$1,168,049	$21,449	$(1,555)	$1,187,943

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF AUGUST 2, 2014

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$14,195	$10,684	$-	$24,879
Other current assets	272,212	4,883	(1,340)	275,755

Total current assets	286,407	15,567	(1,340)	300,634
Non-current assets	1,547,311	5,269	-	1,552,580

Total assets	$1,833,718	$20,836	$(1,340)	$1,853,214

Current liabilities	$256,936	$7,652	$(1,192)	$263,396
Non-current liabilities	1,384,986	399	-	1,385,385

Total liabilities	1,641,922	8,051	(1,192)	1,648,781

Total stockholders’ equity	191,796	-	(148)	191,648
Noncontrolling interest	-	12,785	-	12,785

Total liabilities and stockholders’ equity	$1,833,718	$20,836	$(1,340)	$1,853,214

16. Condensed Guarantor Data

The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes, subject to the customary automatic release provisions described above (see Note 6). The following condensed consolidating financial information presents the results of operations, comprehensive income (loss), financial position and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The financial results of the VIEs are included in those of the non-guarantor subsidiaries. Intercompany transactions are eliminated.

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED AUGUST 1, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,328	$248,342	$13,058	$(5,737)	$256,991
Gymboree Play & Music	-	2,266	9,401	-	11,667
Retail Franchise	-	4,807	-	-	4,807
Intercompany revenue	14,173	24,664	3,666	(42,503)	-

Total net sales	15,501	280,079	26,125	(48,240)	273,465
Cost of goods sold, including buying and occupancy expenses	(2,156)	(165,484)	(11,668)	6,503	(172,805)

Gross profit	13,345	114,595	14,457	(41,737)	100,660
Selling, general and administrative expenses	(37,926)	(97,252)	(10,031)	41,843	(103,366)

Operating (loss) income	(24,581)	17,343	4,426	106	(2,706)
Interest income	2	4	17	-	23
Interest expense	(21,156)	(475)	-	-	(21,631)
Other income, net	9	127	6	-	142

(Loss) income before income taxes	(45,726)	16,999	4,449	106	(24,172)
Income tax benefit (expense)	2,251	(2,666)	(807)	-	(1,222)
Equity in earnings of affiliates, net of tax	16,913	-	-	(16,913)	-

Net (loss) income	(26,562)	14,333	3,642	(16,807)	(25,394)
Net income attributable to noncontrolling interest	-	-	(1,168)	-	(1,168)

Net (loss) income attributable to The Gymboree Corporation	$(26,562)	$14,333	$2,474	$(16,807)	$(26,562)

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE 13 WEEKS ENDED AUGUST 2, 2014 (In thousands)
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$351	$246,064	$12,961	$(6,000)	$253,376
Gymboree Play & Music	-	2,657	4,662	-	7,319
Retail Franchise	-	3,608	-	-	3,608
Intercompany revenue	14,136	1,571	-	(15,707)	-

Total net sales	14,487	253,900	17,623	(21,707)	264,303
Cost of goods sold, including buying and occupancy expenses	(1,650)	(162,176)	(10,419)	6,306	(167,939)

Gross profit	12,837	91,724	7,204	(15,401)	96,364
Selling, general and administrative expenses	(14,650)	(98,560)	(9,306)	15,376	(107,140)

Operating loss	(1,813)	(6,836)	(2,102)	(25)	(10,776)
Interest income	-	3	65	-	68
Interest expense	(20,370)	(85)	-	-	(20,455)
Other (expense) income, net	(138)	-	4	-	(134)

Loss before income taxes	(22,321)	(6,918)	(2,033)	(25)	(31,297)
Income tax benefit (expense)	811	(1,353)	(1,014)	-	(1,556)
Equity in earnings of affiliates, net of tax	(9,643)	-	-	9,643	-

Net loss	(31,153)	(8,271)	(3,047)	9,618	(32,853)
Net loss attributable to noncontrolling interest	-	-	1,700	-	1,700

Net loss attributable to The Gymboree Corporation	$(31,153)	$(8,271)	$(1,347)	$9,618	$(31,153)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED AUGUST 1, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,733	504,425	24,278	(11,713)	$518,723
Gymboree Play & Music	-	4,111	16,204	-	20,315
Retail Franchise	-	10,496	-	-	10,496
Intercompany revenue	29,498	27,645	3,666	(60,809)	-

Total net sales	31,231	546,677	44,148	(72,522)	549,534
Cost of goods sold, including buying and occupancy expenses	(4,313)	(331,057)	(21,603)	13,456	(343,517)

Gross profit	26,918	215,620	22,545	(59,066)	206,017
Selling, general and administrative expenses	(53,461)	(194,518)	(19,034)	58,937	(208,076)

Operating (loss) income	(26,543)	21,102	3,511	(129)	(2,059)
Interest income	2	7	33	-	42
Interest expense	(42,156)	(551)	-	-	(42,707)
Other income (expense), net	1	51	(20)	-	32

(Loss) income before income taxes	(68,696)	20,609	3,524	(129)	(44,692)
Income tax benefit (expense)	7,005	(8,411)	(1,776)	-	(3,182)
Equity in earnings of affiliates, net of tax	12,104	-	-	(12,104)	-

Net (loss) income	(49,587)	12,198	1,748	(12,233)	(47,874)
Net income attributable to noncontrolling interest	-	-	(1,713)	-	(1,713)

Net (loss) income attributable to The Gymboree Corporation	$(49,587)	$12,198	$35	$(12,233)	$(49,587)

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS FOR THE 26 WEEKS ENDED AUGUST 2, 2014 (In thousands)
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$631	$498,661	$23,904	$(10,696)	$512,500
Gymboree Play & Music	-	5,281	8,870	-	14,151
Retail Franchise	-	9,662	-	-	9,662
Intercompany revenue	28,383	4,382	-	(32,765)	-

Total net sales	29,014	517,986	32,774	(43,461)	536,313
Cost of goods sold, including buying and occupancy expenses	(2,902)	(320,832)	(18,925)	11,068	(331,591)

Gross profit	26,112	197,154	13,849	(32,393)	204,722
Selling, general and administrative expenses	(30,047)	(192,653)	(19,111)	32,381	(209,430)

Operating (loss) income	(3,935)	4,501	(5,262)	(12)	(4,708)
Interest income	1	47	108	(41)	115
Interest expense	(40,656)	(173)	(41)	41	(40,829)
Other expense, net	(432)	-	(70)	-	(502)

(Loss) income before income taxes	(45,022)	4,375	(5,265)	(12)	(45,924)
Income tax benefit (expense)	7,371	(8,266)	(1,037)	-	(1,932)
Equity in earnings of affiliates, net of tax	(6,933)	-	-	6,933	-

Net loss	(44,584)	(3,891)	(6,302)	6,921	(47,856)
Net loss attributable to noncontrolling interest	-	-	3,272	-	3,272

Net loss attributable to The Gymboree Corporation	$(44,584)	$(3,891)	$(3,030)	$6,921	$(44,584)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE 13 WEEKS ENDED AUGUST 1, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net loss	$(26,562)	$14,333	$3,642	$(16,807)	$(25,394)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(1,604)	-	(1,622)	1,609	(1,617)
Unrealized net gain on cash flow hedges, net of tax expense of $351	702	-	146	(146)	702

Total other comprehensive loss, net of tax	(902)	-	(1,476)	1,463	(915)

Comprehensive (loss) income	(27,464)	14,333	2,166	(15,344)	(26,309)
Comprehensive income attributable to noncontrolling interest	-	-	(1,155)	-	(1,155)

Comprehensive (loss) income attributable to The Gymboree Corporation	$(27,464)	$14,333	$1,011	$(15,344)	$(27,464)

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS FOR THE 13 WEEKS ENDED AUGUST 2, 2014 (In thousands)
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net loss	$(31,153)	$(8,271)	$(3,047)	$9,618	$(32,853)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	77	-	249	(79)	247
Unrealized net loss on cash flow hedges, net of tax	(8)	-	(87)	87	(8)

Total other comprehensive income, net of tax	69	-	162	8	239

Comprehensive loss	(31,084)	(8,271)	(2,885)	9,626	(32,614)
Comprehensive loss attributable to noncontrolling interest	-	-	1,530	-	1,530

Comprehensive loss attributable to The Gymboree Corporation	$(31,084)	$(8,271)	$(1,355)	$9,626	$(31,084)

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS FOR THE 26 WEEKS ENDED AUGUST 1, 2015 (In thousands)
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net loss	$(49,587)	$12,198	$1,748	$(12,233)	$(47,874)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(715)	-	(672)	726	(661)
Unrealized net gain (loss) on cash flow hedges, net of tax expense of $549	963	-	(165)	165	963

Total other comprehensive income (loss), net of tax	248	-	(837)	891	302

Comprehensive (loss) income	(49,339)	12,198	911	(11,342)	(47,572)
Comprehensive income attributable to noncontrolling interest	-	-	(1,767)	-	(1,767)

Comprehensive (loss) income attributable to The Gymboree Corporation	$(49,339)	$12,198	$(856)	$(11,342)	$(49,339)

THE GYMBOREE CORPORATION CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS FOR THE 26 WEEKS ENDED AUGUST 2, 2014
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net loss	$(44,584)	$(3,891)	$(6,302)	$6,921	$(47,856)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	155	-	(120)	(185)	(150)
Unrealized net gain (loss) on cash flow hedges, net of tax	14	-	(361)	361	14

Total other comprehensive income (loss), net of tax	169	-	(481)	176	(136)

Comprehensive loss	(44,415)	(3,891)	(6,783)	7,097	(47,992)
Comprehensive loss attributable to noncontrolling interest	-	-	3,577	-	3,577

Comprehensive loss attributable to The Gymboree Corporation	$(44,415)	$(3,891)	$(3,206)	$7,097	$(44,415)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF AUGUST 1, 2015

(In thousands)

	August 1, 2015
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,180	$3,649	$17,668	$-	$23,497
Accounts receivable, net of allowance	526	21,748	2,410	-	24,684
Merchandise inventories	-	234,644	9,028	(635)	243,037
Prepaid income taxes	1,659	315	622	-	2,596
Prepaid expenses	3,858	14,294	1,247	-	19,399
Deferred income taxes	-	15,886	647	(7,409)	9,124
Intercompany receivable	2,726	592,201	73	(595,000)	-

Total current assets	10,949	882,737	31,695	(603,044)	322,337
Property and equipment, net	12,103	148,194	10,308	-	170,605
Goodwill	-	362,022	11,424	-	373,446
Other intangible assets, net	-	342,098	59	-	342,157
Deferred financing costs	22,277	868	-	-	23,145
Restricted cash	8,157	-	-	-	8,157
Other assets	1	1,349	3,942	(1,425)	3,867
Investment in subsidiaries	1,392,227	-	-	(1,392,227)	-

Total assets	$1,445,714	$1,737,268	$57,428	$(1,996,696)	$1,243,714

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,965	102,556	$1,474	$-	$123,995
Accrued liabilities	23,352	60,412	11,184	131	95,079
Current deferred income taxes	7,506	-	34	(7,540)	-
Line of credit borrowings	70,000	-	-	-	70,000
Current obligation under capital lease	-	578	-	-	578
Intercompany payable	592,835	74	2,726	(595,635)	-

Total current liabilities	713,658	163,620	15,418	(603,044)	289,652
Long-term liabilities:
Long-term debt	1,114,207	-	-	-	1,114,207
Long-term sale-leaseback financing liability	-	26,516	-	-	26,516
Long-term obligation under capital lease	-	2,555	-	-	2,555
Lease incentives and other liabilities	4,791	47,544	4,558	-	56,893
Long-term deferred income taxes	2,747	130,549	16	(1,425)	131,887

Total liabilities	1,835,403	370,784	19,992	(604,469)	1,621,710
Total stockholders’ (deficit) equity	(389,689)	1,366,484	25,743	(1,392,227)	(389,689)
Noncontrolling interest	-	-	11,693	-	11,693

Total liabilities and stockholders’ (deficit) equity	$1,445,714	$1,737,268	$57,428	$(1,996,696)	$1,243,714

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF JANUARY 31, 2015

(In thousands)

	January 31, 2015
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,689	$3,202	$13,629	$-	$18,520
Accounts receivable, net of allowance	938	18,339	5,971	-	25,248
Merchandise inventories	-	192,142	6,711	(516)	198,337
Prepaid income taxes	1,860	306	433	-	2,599
Prepaid expenses	3,388	2,833	600	-	6,821
Deferred income taxes	-	15,586	793	(9,555)	6,824
Intercompany receivable	3,470	608,994	720	(613,184)	-

Total current assets	11,345	841,402	28,857	(623,255)	258,349
Property and equipment, net	12,306	159,699	10,426	-	182,431
Goodwill	-	362,021	11,813	-	373,834
Other intangible assets, net	-	343,312	240	-	343,552
Deferred financing costs	25,622	-	-	-	25,622
Other assets	7,798	1,669	4,020	(9,332)	4,155
Investment in subsidiaries	1,408,447	-	-	(1,408,447)	-

Total assets	$1,465,518	$1,708,103	$55,356	$(2,041,034)	$1,187,943

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$9,798	$76,557	$677	$-	$87,032
Accrued liabilities	26,943	57,757	10,031	74	94,805
Deferred income taxes	9,504	-	125	(9,629)	-
Line of credit borrowings	33,000	-	-	-	33,000
Current obligation under capital lease	-	552	-	-	552
Intercompany payable	609,510	720	3,470	(613,700)	-

Total current liabilities	688,755	135,586	14,303	(623,255)	215,389
Long-term liabilities:
Long-term debt	1,114,048	-	-	-	1,114,048
Long-term obligation under capital lease	-	2,850	-	-	2,850
Lease incentives and other liabilities	4,906	49,306	4,513	-	58,725
Deferred income taxes	-	138,511	17	(9,332)	129,196

Total liabilities	1,807,709	326,253	18,833	(632,587)	1,520,208
Total stockholders’ (deficit) equity	(342,191)	1,381,850	26,597	(1,408,447)	(342,191)
Noncontrolling interest	-	-	9,926	-	9,926

Total liabilities and stockholders’ (deficit) equity	$1,465,518	$1,708,103	$55,356	$(2,041,034)	$1,187,943

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF AUGUST 2, 2014

(In thousands)

	August 2, 2014
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,961	$6,670	$16,248	$-	$24,879
Accounts receivable, net of allowance	472	18,770	1,887	-	21,129
Merchandise inventories	-	218,586	5,604	(496)	223,694
Prepaid income taxes	2,348	318	410	-	3,076
Prepaid expenses	2,924	15,410	1,350	-	19,684
Deferred income taxes	-	13,458	520	(5,806)	8,172
Intercompany receivable	-	537,455	-	(537,455)	-

Total current assets	7,705	810,667	26,019	(543,757)	300,634
Property and equipment, net	12,388	173,198	11,081	-	196,667
Goodwill	-	721,844	36,933	-	758,777
Other intangible assets, net	-	557,679	531	-	558,210
Deferred financing costs	29,091	-	-	-	29,091
Other assets	14,780	1,969	9,908	(16,822)	9,835
Investment in subsidiaries	1,878,992	-	-	(1,878,992)	-

Total assets	$1,942,956	$2,265,357	$84,472	$(2,439,571)	$1,853,214

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,880	$103,240	$518	$-	$112,638
Accrued liabilities	23,526	55,650	7,055	-	86,231
Deferred income taxes	5,690	-	116	(5,806)	-
Line of credit borrowings	64,000	-	-	-	64,000
Current obligation under capital lease	-	527	-	-	527
Intercompany payable	531,101	-	6,850	(537,951)	-

Total current liabilities	633,197	159,417	14,539	(543,757)	263,396
Long-term liabilities:
Long-term debt	1,113,893	-	-	-	1,113,893
Long-term obligation under capital lease	-	3,133	-	-	3,133
Lease incentives and other liabilities	4,218	49,541	5,380	-	59,139
Deferred income taxes	-	226,042	-	(16,822)	209,220

Total liabilities	1,751,308	438,133	19,919	(560,579)	1,648,781
Total stockholders’ equity	191,648	1,827,224	51,768	(1,878,992)	191,648
Noncontrolling interest	-	-	12,785	-	12,785

Total liabilities and stockholders’ equity	$1,942,956	$2,265,357	$84,472	$(2,439,571)	$1,853,214

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED AUGUST 1, 2015

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(50,679)	$5,471	$4,942	$(1,700)	$(41,966)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,428)	(4,504)	(1,574)	-	(7,506)
Increase in restricted cash	(10,863)	-	-	-	(10,863)
Decrease in restricted cash	2,706	-	-	-	2,706
Proceeds from sale of assets	-	-	353	-	353
Capital distribution from subsidiary	25,863	-	-	(25,863)	-
Intercompany transfers	744	2,378	647	(3,769)	-
Other	-	(4)	44	-	40

Net cash used in investing activities	17,022	(2,130)	(530)	(29,632)	(15,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(2,841)	(647)	(281)	3,769	-
Proceeds from ABL facility	283,000	-	-	-	283,000
Payments on ABL facility	(246,000)	-	-	-	(246,000)
Proceeds from sale-leaseback financing liability	-	26,750	-	-	26,750
Payments for deferred financing costs	-	(1,122)	-	-	(1,122)
Payments on capital lease and sale-leaseback financing liability	-	(312)	-	-	(312)
Dividend to The Gymboree Corporation	-	(27,563)	-	27,563	-
Dividend payment to parent	(11)	-	-	-	(11)

Net cash provided by (used in) financing activities	34,148	(2,894)	(281)	31,332	62,305

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	(92)	-	(92)

Net increase in cash and cash equivalents	491	447	4,039	-	4,977

CASH AND CASH EQUIVALENTS:
Beginning of Period	1,689	3,202	13,629	-	18,520

End of Period	$2,180	$3,649	$17,668	$-	$23,497

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED AUGUST 2, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(61,495)	$4,446	$(5,400)	$-	$(62,449)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,203)	(12,362)	(2,958)	-	(16,523)
Proceeds from sale of shares	3,207	-	-	(3,207)	-
Intercompany transfers	-	10,193	-	(10,193)	-
Other	-	(20)	(46)	-	(66)

Net cash used in investing activities	2,004	(2,189)	(3,004)	(13,400)	(16,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(18,027)	-	7,834	10,193	-
Proceeds from ABL facility	218,000	-	-	-	218,000
Payments on ABL facility	(154,000)	-	-	-	(154,000)
Payments on capital lease	-	(246)	-	-	(246)
Repurchase of shares	-	-	(3,207)	3,207	-
Capital contribution received by noncontrolling interest	-	-	992	-	992

Net cash provided by (used in) financing activities	45,973	(246)	5,619	13,400	64,746

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	(258)	-	(258)

Net (decrease) increase in cash and cash equivalents	(13,518)	2,011	(3,043)	-	(14,550)
CASH AND CASH EQUIVALENTS:
Beginning of Period	15,479	4,659	19,291	-	39,429

End of Period	$1,961	$6,670	$16,248	$-	$24,879

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

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of August 1, 2015, we operated a total of 1,317 retail stores, as follows:

	United States	Canada	Australia	Puerto Rico	Total
Gymboree® stores	550	48	5	1	604
Gymboree Outlet stores	171	-	-	1	172
Janie and Jack® shops (including Janie and Jack outlets)	149	-	-	1	150
Crazy 8® stores (including Crazy 8 outlets)	391	-	-	-	391

	1,261	48	5	3	1,317

In addition, as of August 1, 2015, we operated online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com. Overseas franchisees and Gymboree China operated 89 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	54	30	84
Janie and Jack® shops	1	-	1
Crazy 8® stores	4	-	4

	59	30	89

(1) Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

We also offer directed parent-child developmental play programs under the Gymboree Play & Music brand at 712 franchised and Company-operated centers in the United States and 42 other countries.

Second Quarter Highlights

Total net sales for the 13 weeks ended August 1, 2015 increased to $273.5 million from $264.3 million in the same period in the prior year, an increase of $9.2 million or 3.5%. This increase was driven mainly by a $4.4 million increase in Gymboree Play & Music, a $3.6 million increase in retail sales and a $1.2 million increase in retail franchise sales.

Our Adjusted EBITDA increased to $11.1 million for the 13 weeks ended August 1, 2015 from $9.6 million in the same period in the prior year, an increase of $1.5 million or 15.7%, driven primarily by an increase net sales, partially offset by the negative impact to gross profit related to the west coast port slowdown, investments in marketing and increased incentive compensation.

First Half of Fiscal 2015 Highlights

Total net sales for the 26 weeks ended August 1, 2015 increased to $549.5 million from $536.3 million in the same period in the prior year, an increase of $13.2 million or 2.5%. This increase was driven primarily by a $6.2 million increase in retail sales, a $6.2 million increase in Gymboree Play & Music, and a $0.8 million increase in retail franchise sales.

Our Adjusted EBITDA decreased to $26.7 million for the 26 weeks ended August 1, 2015 from $31.6 million in the same period in the prior year, a decrease of $4.9 million or 15.6%, primarily due to the negative impact to gross profit related to the west coast port slowdown, investments in marketing and increased incentive compensation.

The following table summarizes store openings and closures by brand and country during the 26 weeks ended August 1, 2015. Note that (i) all Crazy 8 stores are in the United States and (ii) retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of January 31, 2015	Store Openings	Store Closures	Store Count as of August 1, 2015
Gymboree US	554	-	(4)	550
Gymboree Canada	48	-	-	48
Gymboree Australia	5	-	-	5
Gymboree Puerto Rico	1	-	-	1

Total Gymboree	608	-	(4)	604

Gymboree Outlet	168	3	-	171
Gymboree Outlet Puerto Rico	1	-	-	1

Total Gymboree Outlet	169	3	-	172

Janie and Jack (including Janie and Jack outlets)	147	3	(1)	149
Janie and Jack Puerto Rico	-	1	-	1
Crazy 8 (including Crazy 8 outlets)	402	-	(11)	391

Total	1,326	7	(16)	1,317

We plan to open approximately 12 new stores in fiscal 2015 (which includes 7 new stores opened during the 26 weeks ended August 1, 2015), primarily in our Janie and Jack and Gymboree Outlet brands, and close approximately 30 to 40 stores (which includes 16 stores closed during the 26 weeks ended August 1, 2015), primarily in our Crazy 8 and Gymboree brands. We expect our international franchise partners to open approximately 15 to 20 franchise stores in fiscal 2015.

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

Results of Operations

13 weeks ended August 1, 2015 compared to 13 weeks ended August 2, 2014

Condensed consolidated statements of operations data as a percentage of total net sales during the 13 weeks ended August 1, 2015 and August 2, 2014 were as follows (amounts in thousands):

	13 Weeks Ended
	August 1, 2015		August 2, 2014
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$256,991	94.0%	$253,376	95.9%
Gymboree Play & Music	11,667	4.3%	7,319	2.8%
Retail Franchise	4,807	1.8%	3,608	1.4%

Total net sales	273,465	100.0%	264,303	100.0%
Cost of goods sold, including buying and occupancy expenses	(172,805)	(63.2) %	(167,939)	(63.5) %

Gross profit	100,660	36.8%	96,364	36.5%
Selling, general and administrative expenses	(103,366)	(37.8) %	(107,140)	(40.5) %

Operating loss	(2,706)	(1.0) %	(10,776)	(4.1) %
Interest income	23	-	68	-
Interest expense	(21,631)	(7.9) %	(20,455)	(7.7) %
Other income (expense), net	142	0.1%	(134)	-

Loss before income taxes	(24,172)	(8.8) %	(31,297)	(11.8) %
Income tax expense	(1,222)	(0.4) %	(1,556)	(0.6) %

Net loss	(25,394)	(9.3) %	(32,853)	(12.4) %
Net (income) loss attributable to noncontrolling interest	(1,168)	(0.4) %	1,700	0.6%

Net loss attributable to The Gymboree Corporation	$(26,562)	(9.7) %	$(31,153)	(11.8) %

Net Sales

Total net sales for the second quarter of fiscal 2015 increased to $273.5 million from $264.3 million in the same period in the prior year, an increase of $9.2 million or 3.5%.

Gymboree Play & Music net sales for the second quarter of fiscal 2015 increased to $11.7 million from $7.3 million in the same period in the prior year, an increase of $4.4 million or 59.4%, primarily due to growth in the number of Gymboree Tianjin franchisee sites combined with stronger performance of existing sites.

Net retail sales for the second quarter of fiscal 2015 increased to $257.0 million from $253.4 million in the same period in the prior year, an increase of $3.6 million or 1.4%, driven primarily by an increase in comparable store sales, partially offset by a decrease of $2.2 million in net new door sales. Comparable store sales (including online sales) increased by 2% during the second quarter of fiscal 2015 compared to the same period in the prior year. Comparable store sales (excluding online sales) increased by 2% during the second quarter of fiscal 2015 compared to the same period in the prior year. Total net stores decreased to 1,317 as of August 1, 2015 from 1,344 as of August 2, 2014. Total square footage decreased to approximately 2.7 million square feet as of the end of the second quarter of fiscal 2015 from approximately 2.8 million square feet as of the end of the second quarter of fiscal 2014.

Retail franchise net sales for the second quarter of fiscal 2015 increased to $4.8 million from $3.6 million in the same period in the prior year, an increase of $1.2 million or 33.2%, primarily due to higher sales to our franchisee in the Middle East region. As of the second quarter of fiscal 2015, our overseas franchisees and Gymboree China operated 89 retail stores compared to 77 retail stores as of the end of the same period in the prior year.

Gross Profit

Gross profit for the second quarter of fiscal 2015 increased to $100.7 million from $96.4 million in the same period in the prior year. As a percentage of net sales, gross profit for the second quarter of fiscal 2015 increased by 30 basis points to 36.8% from 36.5% in the same period in the prior year. The increase was primarily driven by Gymboree Tianjin and retail franchise sales, partially offset by the negative impact of the west coast port slowdown during the second quarter of fiscal 2015. As we record certain distribution costs as a component of selling, general and administrative (“SG&A”) expenses and do not include such costs in cost of goods sold (“COGS”), our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $10.9 million and $9.6 million during the second quarter of fiscal 2015 and 2014, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A decreased to $103.4 million for the second quarter of fiscal 2015 compared to $107.1 million in the same period in the prior year. As a percentage of net sales, SG&A expenses decreased 270 basis points to 37.8% for the second quarter of fiscal 2015 from 40.5% in the same period in the prior year primarily due to a $3.2 million asset impairment charge for under-performing stores recorded in the second quarter of fiscal 2014, which was not required in the second quarter of fiscal 2015. Also contributing to the decrease was leveraging of expenses on higher comparable store sales, partially offset by incremental marketing expenses and an increase in incentive compensation.

Interest Expense

Interest expense increased to $21.6 million during the second quarter of fiscal 2015 compared to $20.5 million in the same period in the prior year. The increase of $1.1 million was primarily related to our interest rate caps and an increase in ABL borrowings.

Income Taxes

The effective tax rate for the 13 weeks ended August 1, 2015 and August 2, 2014 was -5.1% (expense) and -5.0% (expense), respectively. The change in effective tax rates was due to differences in forecasted earnings between years and accrual of additional unrecognized tax benefits.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of August 1, 2015, January 31, 2015 and August 2, 2014, our valuation allowance against deferred tax assets was $76.9 million, $58.6 million and $48.6 million, respectively. The valuation allowance as of August 1, 2015 represents a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

26 weeks ended August 1, 2015 compared to 26 weeks ended August 2, 2014

Condensed consolidated statements of operations data as a percentage of total net sales during the 26 weeks ended August 1, 2015 and August 2, 2014 were as follows (amounts in thousands):

	26 Weeks Ended
	August 1, 2015		August 2, 2014
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$518,723	94.4%	$512,500	95.6%
Gymboree Play & Music	20,315	3.7%	14,151	2.6%
Retail Franchise	10,496	1.9%	9,662	1.8%

Total net sales	549,534	100.0%	536,313	100.0%
Cost of goods sold, including buying and occupancy expenses	(343,517)	(62.5) %	(331,591)	(61.8) %

Gross profit	206,017	37.5%	204,722	38.2%
Selling, general and administrative expenses	(208,076)	(37.9) %	(209,430)	(39.0) %

Operating loss	(2,059)	(0.4) %	(4,708)	(0.9) %
Interest income	42	-	115	-
Interest expense	(42,707)	(7.8) %	(40,829)	(7.6) %
Other expense, net	32	-	(502)	(0.1) %

Loss before income taxes	(44,692)	(8.1) %	(45,924)	(8.6) %
Income tax expense	(3,182)	(0.6) %	(1,932)	(0.4) %

Net loss	(47,874)	(8.7) %	(47,856)	(8.9) %
Net (income) loss attributable to noncontrolling interest	(1,713)	(0.3) %	3,272	0.6%

Net loss attributable to The Gymboree Corporation	$(49,587)	(9.0) %	$(44,584)	(8.3) %

Net Sales

Total net sales for the 26 weeks ended August 1, 2015 increased to $549.5 million from $536.3 million in the same period in the prior year, an increase of $13.2 million or 2.5%.

Gymboree Play & Music net sales for the 26 weeks ended August 1, 2015 increased to $20.3 million from $14.2 million in the same period in the prior year, an increase of $6.1 million or 43.6%, primarily due to growth in the number of Gymboree Tianjin franchisee sites combined with stronger performance of existing sites.

Net retail sales for the 26 weeks ended August 1, 2015 increased to $518.7 million from $512.5 million in the same period in the prior year, an increase of $6.2 million or 1.2%, driven primarily by an increase in comparable store sales, partially offset by a decrease of $2.0 million in net new door sales. Comparable store sales (including online sales) increased by 1% during the first half of fiscal 2015 compared to the same period in the prior year. Comparable store sales (excluding online sales) increased by 2% during the first half of fiscal 2015 compared to the same period in the prior year. Total net stores decreased to 1,317 as of August 1, 2015 from 1,344 as of August 2, 2014. Total square footage decreased to approximately 2.7 million square feet as of the end of the second quarter of fiscal 2015 from approximately 2.8 million square feet as of the end of the second quarter of fiscal 2014.

Retail Franchise net sales for the 26 weeks ended August 1, 2015 increased to $10.5 million from $9.7 million in the same period in the prior year, an increase of $0.8 million or 8.6% primarily due to higher sales to our franchisee in the Middle East region. As of the second quarter of fiscal 2015, our overseas franchisees and Gymboree China operated 89 retail stores compared to 77 retail stores as of the end of the same period in the prior year.

Gross Profit

Gross profit for the 26 weeks ended August 1, 2015 increased to $206.0 million from $204.7 million in the same period in the prior year. As a percentage of net sales, gross profit for the 26 weeks ended August 1, 2015 decreased by 70 basis points to 37.5% from 38.2% in the same period in the prior year primarily due to the negative impact from the west coast port slowdown in our retail business during the first half of fiscal 2015, partially offset by increases in Gymboree Tianjin and retail franchise sales. As we record certain distribution costs as a component of selling, SG&A and do not include such COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $21.3 million and $19.6 million during the 26 weeks ended August 1, 2015 and August 2, 2014, respectively.

Selling, General and Administrative Expenses

SG&A expenses principally consist of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A expenses decreased to $208.1 million for the 26 weeks ended August 1, 2015 compared to $209.4 million in the same period in the prior year. As a percentage of net sales, SG&A expenses decreased by 110 basis points to 37.9% for the 26 weeks ended August 1, 2015 from 39.0% in the same period in the prior year, primarily due to a $3.2 million asset impairment charge for under-performing stores recorded in the 26 weeks ended August 2, 2014, which was not required in the 26 weeks ended August 1, 2015. Partially offsetting the decrease in SG&A, were incremental marketing expenses and an increase in incentive compensation.

Interest Expense

Interest expense increased to $42.7 million for the 26 weeks ended August 1, 2015 compared to $40.8 million in the same period in the prior year. The increase of $1.9 million was primarily related to our interest rate caps and an increase in ABL borrowings.

Income Taxes

The effective tax rate for the 26 weeks ended August 1, 2015 and August 2, 2014 was -7.1% (expense) and -4.2% (expense), respectively. The change in effective tax rates was due to differences in forecasted earnings between years, increased earnings from our VIEs and accrual of additional unrecognized tax benefits.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of August 1, 2015, January 31, 2015 and August 2, 2014, our valuation allowance against deferred tax assets was $76.9 million, $58.6 million and $48.6 million, respectively. The valuation allowance as of August 1, 2015 represents a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Financial Condition

Liquidity and Capital Resources

Overview

We finance our business with existing cash, cash from operations and the funds available under our Senior Credit Facilities (defined below). We had cash and cash equivalents of $23.5 million, $18.5 million and $24.9 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively (including amounts held by the VIEs). Cash and cash equivalents held by the VIEs, of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements, were $10.3 million, $10.0 million and $10.7 million as of August 1, 2015, January 31, 2015 and August 2, 2014, respectively (see Note 15 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs can only be used by the VIEs. Net working capital as of August 1, 2015, January 31, 2015 and August 2, 2014 totaled $32.7 million, $43.0 million and $37.2 million, respectively (including $7.4 million, $5.1 million and $7.9 million, respectively, from our VIEs).

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

Cash flows used in operating activities

Net cash used in operating activities for the 26 weeks ended August 1, 2015 was $42.0 million compared to $62.4 million in the same period last year. The change in cash used in operating activities during the second quarter of fiscal 2015 was primarily due to the timing of accounts payable and timing of rent payments.

Cash flows used in investing activities

Net cash used in investing activities for the 26 weeks ended August 1, 2015 was $15.3 million compared to $16.6 million in the same period last year. The net change during the 26 weeks ended August 1, 2015 was primarily due to an increase in restricted cash of $8.2 million (see Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report), and capital expenditures of $7.5 million compared to $16.5 million in the same period last year due to fewer store openings.

We estimate capital expenditures for fiscal 2015 will be approximately $25 million to $30 million. We expect the capital expenditures to be used primarily for our systems infrastructure, lease required remodels of existing stores and, to a lesser extent, new store growth.

Cash flows provided by financing activities

Net cash provided by financing activities for the 26 weeks ended August 1, 2015 was $62.3 million compared to $64.7 million in the same period last year. The net change during the 26 weeks ended August 1, 2015 was primarily due to $37.0 million net borrowings from our ABL facility and gross proceeds of $26.8 million, partially offset by payments for deferred financing costs of $1.1 million, related to the sale of the Company’s distribution center in Dixon, California (see Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report). The net change during the 26 weeks ended August 2, 2014 was primarily due to $64.0 million in net borrowings from our ABL facility.

Credit Facilities

Our senior credit facilities are comprised of an $820 million Term Loan and a $225 million ABL Facility (collectively, the “Senior Credit Facilities”). As of August 1, 2015, $769.1 million was outstanding under the Term Loan and $70.0 million was outstanding under the ABL. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. Interest payments on the Company’s Notes are made semi-annually at a rate of 9.125% of the principal amount outstanding. Amounts available under the ABL are subject to customary borrowing base limitations, and are reduced by letter of credit utilization totaling $30.4 million as of August 1, 2015. Undrawn availability under the ABL Facility, after being reduced by letter of credit utilization and outstanding borrowings, was $95.7 million as of August 1, 2015. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Note 5 to the condensed consolidated financial statements included elsewhere in this quarterly report). The ABL provides us the right to request up to $125 million of additional commitments under this facility (or, if less, the amount permitted under the Term Loan (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report), subject to the satisfaction of certain conditions. No incremental facilities are currently in effect. The Term Loan and ABL Facility contain covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant that is tested when availability under the facility falls below a specified threshold. As of August 1, 2015, we were not required to test compliance with this covenant. Average borrowings for the 26 weeks ended August 1, 2015 under the ABL amounted to $56.1 million. The Company anticipates utilizing its ABL Facility throughout the course of the year to support seasonal working capital needs and expects to have borrowings outstanding at year-end.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)

In the table below, we present Adjusted EBITDA (which is defined as net income (loss) attributable to The Gymboree Corporation before interest expense, interest income, income taxes, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this quarterly report because we consider it an important supplemental measure of performance used by management and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and unusual or non-recurring items that we do not expect to continue in the future and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

●	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

●	does not reflect changes in, or cash requirements for, our working capital needs;

●	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

●	excludes income tax payments that represent a reduction in cash available to us; and

●	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations.

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Net loss attributable to The Gymboree Corporation	$(26,562)	$(31,153)	$(49,587)	$(44,584)
Reconciling items (a):
Interest expense	21,631	20,455	42,707	40,829
Interest income	(10)	(14)	(17)	(66)
Income tax expense	613	791	1,918	1,390
Depreciation and amortization (b)	9,813	11,018	20,108	21,804
Non-cash share-based compensation expense	1,132	993	1,852	2,269
Loss on disposal/impairment on assets	409	3,525	542	3,855
Acquisition-related adjustments (c)	2,767	2,963	6,001	5,907
Other (d)	1,271	983	3,137	188

Adjusted EBITDA	$11,064	$9,561	$26,661	$31,592

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.

(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$383	$383	$767	$767
Amortization of below and above market leases (impacts COGS)	(214)	(240)	(347)	(487)

	$169	$143	$420	$280

(c) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$1,881	$2,063	$3,767	$4,131

Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	886	900	2,234	1,776

	$2,767	$2,963	$6,001	$5,907

(d) Other is comprised of restructuring charges in the first half of fiscal 2015 and 2014, and non-recurring changes in reserves in the second quarter of fiscal 2015 and first quarter of fiscal 2014.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
August 1, 2015	$5,444	$59	$0.76
January 31, 2015	$4,633	$96	$0.79
August 2, 2014	$7,994	$3	$0.91

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of August 1, 2015, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of August 1, 2015, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Notes 5 and 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of August 1, 2015, January 31, 2015 and August 2, 2014, accumulated other comprehensive loss (before income taxes) included approximately $6.7 million, $8.2 million and $9.5 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

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

Changes in Internal Control over Financial Reporting

During the Company’s second quarter of fiscal 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on May  1, 2015.

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

101

The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

September 14, 2015	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended August 1, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.