Form 10-Q
period 2015-10-31
GYMBOREE CORP
filed 2015-12-14
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 31, 2015

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

As of December 14, 2015, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*

In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

THE GYMBOREE CORPORATION

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net sales:
Retail	$289,653	$304,265	$808,376	$816,765
Gymboree Play & Music	9,921	7,744	30,236	21,895
Retail Franchise	5,867	4,810	16,363	14,472

Total net sales	305,441	316,819	854,975	853,132
Cost of goods sold, including buying and occupancy expenses	(182,660)	(190,898)	(526,177)	(522,489)

Gross profit	122,781	125,921	328,798	330,643
Selling, general and administrative expenses	(108,566)	(113,679)	(316,642)	(323,109)
Goodwill and intangible asset impairment	-	(591,396)	-	(591,396)

Operating income (loss)	14,215	(579,154)	12,156	(583,862)
Interest income	38	42	80	157
Interest expense	(21,906)	(20,768)	(64,613)	(61,597)
Other expense, net	(170)	(19)	(138)	(521)

Loss before income taxes	(7,823)	(599,899)	(52,515)	(645,823)
Income tax (expense) benefit	(1,829)	77,505	(5,011)	75,573

Net loss	(9,652)	(522,394)	(57,526)	(570,250)
Net (income) loss attributable to noncontrolling interest	(376)	319	(2,089)	3,591

Net loss attributable to The Gymboree Corporation	$(10,028)	$(522,075)	$(59,615)	$(566,659)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss	$(9,652)	$(522,394)	$(57,526)	$(570,250)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(242)	(4,940)	(903)	(5,090)
Unrealized net gain on cash flow hedges, net of tax expense of $359, $127, $908, and $127	610	522	1,573	536

Total other comprehensive income (loss)	368	(4,418)	670	(4,554)

Comprehensive loss	(9,284)	(526,812)	(56,856)	(574,804)
Comprehensive (income) loss attributable to noncontrolling interest	(179)	193	(1,946)	3,770

Comprehensive loss attributable to The Gymboree Corporation	$(9,463)	$(526,619)	$(58,802)	$(571,034)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	October 31, 2015	January 31, 2015	November 1, 2014
ASSETS
Current assets:
Cash and cash equivalents	$24,277	$18,520	$20,828
Accounts receivable, net of allowance of $2,199, $1,939 and $2,174	22,487	25,248	23,377
Merchandise inventories	265,409	198,337	259,266
Prepaid income taxes	2,577	2,599	2,715
Prepaid expenses	7,402	6,821	21,090
Deferred income taxes	7,053	6,824	9,182

Total current assets	329,205	258,349	336,458

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	201,478	198,098	200,948
Furniture, fixtures and equipment	129,994	123,943	122,427

Total property and equipment	353,900	344,469	345,803
Less accumulated depreciation and amortization	(187,240)	(162,038)	(154,628)

Net property and equipment	166,660	182,431	191,175

Goodwill	373,408	373,834	375,345
Other intangible assets, net	341,585	343,552	344,829
Deferred financing costs	22,489	25,622	27,338
Restricted cash	4,535	-	-
Other assets	4,117	4,155	8,866

Total assets	$1,241,999	$1,187,943	$1,284,011

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$132,523	$87,032	$146,066
Accrued liabilities	115,286	94,805	108,334
Line of credit borrowings	50,000	33,000	42,000
Current obligation under capital lease	591	552	539

Total current liabilities	298,400	215,389	296,939

Long-term liabilities:
Long-term debt	1,114,288	1,114,048	1,113,970
Long-term sale-leaseback financing liability	26,462	-	-
Long-term obligation under capital lease	2,402	2,850	2,993
Lease incentives and other liabilities	50,992	53,677	54,129
Unrecognized tax benefits	6,114	5,048	6,186
Deferred income taxes	129,808	129,196	131,137

Total liabilities	1,628,466	1,520,208	1,605,354

Commitments and contingencies
Stockholders’ deficit:
Common stock, including additional paid-in capital ($0.001 par value: 1,000 shares authorized, issued and outstanding)	525,057	522,403	521,237
Accumulated deficit	(912,978)	(853,363)	(845,917)
Accumulated other comprehensive loss	(10,418)	(11,231)	(9,255)

Total stockholders’ deficit	(398,339)	(342,191)	(333,935)
Noncontrolling interest	11,872	9,926	12,592

Total deficit	(386,467)	(332,265)	(321,343)

Total liabilities and stockholders’ deficit	$1,241,999	$1,187,943	$1,284,011

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	39 Weeks Ended
	October 31, 2015	November 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(57,526)	$(570,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill and intangible asset impairment	-	591,396
Depreciation and amortization	30,868	33,469
Amortization of deferred financing costs and accretion of original issue discount	5,948	5,345
Interest rate cap contracts - adjustment to market	2,737	1,441
Loss on disposal/impairment of assets	438	6,089
Deferred income taxes	260	(79,214)
Share-based compensation expense	2,665	3,389
Other	(907)	(106)
Change in assets and liabilities:
Accounts receivable	4,476	(1,507)
Merchandise inventories	(67,669)	(84,093)
Prepaid income taxes	8	(744)
Prepaid expenses and other assets	(377)	630
Accounts payable	45,516	44,115
Accrued liabilities	17,529	8,237
Lease incentives and other liabilities	(304)	5,304

Net cash used in operating activities	(16,338)	(36,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,576)	(24,372)
Increase in restricted cash	(10,863)	-
Decrease in restricted cash	6,328	-
Increase in related party loan receivable	(1,741)	-
Proceeds from sale of assets	353	-
Other	33	(45)

Net cash used in investing activities	(18,466)	(24,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	390,000	300,000
Payments on ABL facility	(373,000)	(258,000)
Proceeds from sale-leaseback financing liability	26,750	-
Payments on capital lease and sale-leaseback financing liability	(497)	(373)
Payments for deferred financing costs	(2,574)	-
Dividend payment to parent	(11)	(84)
Capital contribution received by noncontrolling interest	-	992

Net cash provided by financing activities	40,668	42,535

Effect of exchange rate fluctuations on cash and cash equivalents	(107)	(220)

Net increase (decrease) in cash and cash equivalents	5,757	(18,601)
CASH AND CASH EQUIVALENTS:
Beginning of period	18,520	39,429

End of period	$24,277	$20,828

OTHER CASH FLOW INFORMATION:
Cash (received) paid for income taxes, net	$(1,031)	$3,677
Cash paid for interest	$48,371	$46,862

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

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks (“third quarter of fiscal 2015”) and 39 weeks ended October 31, 2015 are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 30, 2016 (“fiscal 2015”) or any future period.

2. Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which requires deferred tax assets and liabilities, as well as any related valuation allowance, be classified as non-current on the balance sheet. As a result, each jurisdiction will only have one net non-current deferred tax asset or liability. This ASU does not change the existing requirement that only permits offsetting within a jurisdiction. This ASU may be applied on either a prospective or retrospective basis and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires all inventory to be measured at the lower of cost and net realizable value, except for inventory that is accounted for using the last-in, first-out (LIFO) or the retail inventory method which will be measured under existing accounting standards. This ASU would be applied prospectively and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of October 31, 2015, January 31, 2015 and November 1, 2014, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands). There were no transfers into or out of Level 1 and Level 2 during the 39 weeks ended October 31, 2015 and November 1, 2014, or during the year ended January 31, 2015.

	October 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Liabilities
Forward foreign exchange contracts	$-	$27	$-	$27

Total	$-	$27	$-	$27

	January 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Interest rate caps	$-	$17	$-	$17
Forward foreign exchange contracts	-	96	-	96

Total	$-	$113	$-	$113

	November 1, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Interest rate caps	$-	$41	$-	$41
Forward foreign exchange contracts	-	134	-	134

Total	$-	$175	$-	$175

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

Although we have determined the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of October 31, 2015, January 31, 2015 and November 1, 2014, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

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

	October 31, 2015		January 31, 2015		November 1, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$768,288	$503,762	$768,048	$530,680	$767,970	$488,380
Notes	346,000	114,180	346,000	128,020	346,000	110,720

Total	$1,114,288	$617,942	$1,114,048	$658,700	$1,113,970	$599,100

We had no other financial assets or liabilities measured at fair value as of October 31, 2015, January 31, 2015 and November 1, 2014.

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

During the 13 weeks and 39 weeks ended October 31, 2015, we did not identify impairment indicators for goodwill or for our indefinite-lived intangible assets. During the 13 weeks and 39 weeks ended November 1, 2014, we recognized impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units, components of our retail stores reporting segment, of approximately $252.3 million, $67.2 million and $59.3 million, respectively, and $212.6 million of impairment related to our indefinite-lived intangible assets (see Note 4).

During the 13 weeks and 39 weeks ended October 31, 2015, we recorded impairment charges of $0.2 million related to assets for under-performing stores. During the 13 weeks and 39 weeks ended November 1, 2014, we recorded impairment charges of $2.0 million and $5.2 million related to assets for under-performing stores, respectively. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. These impairment charges are included in SG&A expenses in the accompanying condensed consolidated statements of operations.

4. Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of October 31, 2015, January 31, 2015 and November 1, 2014 is as follows (in thousands):

	Retail Stores	Gymboree Play	International Retail
	Segment	& Music Segment	Franchise Segment	Total
Balance as of October 31, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	-	-	(547,285)
Effect of exchange rate fluctuations	(6,573)	-	-	(6,573)

	$333,383	$16,389	$23,636	$373,408

Balance as of January 31, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	-	-	(547,285)
Effect of exchange rate fluctuations	(6,147)	-	-	(6,147)

	$333,809	$16,389	$23,636	$373,834

Balance as of November 1, 2014
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	-	-	(547,285)
Effect of exchange rate fluctuations	(4,636)	-	-	(4,636)

	$335,320	$16,389	$23,636	$375,345

Goodwill Impairment

During the 13 weeks and 39 weeks ended October 31, 2015, we did not identify impairment indicators for goodwill. Operating income increased to $12.2 million during the 39 weeks ended October 31, 2015 compared to operating loss of $583.9 million during the same period last year or compared to operating income of $7.5 million excluding the goodwill and intangible assets impairment charges of $591.4 million during the same period last year. In determining whether an indicator of impairment is present, we qualitatively assessed the valuation of our retail segment reporting units. This qualitative assessment resulted in a determination that it was more likely than not the fair value of our retail segment reporting units exceeded their carrying amount at October 31, 2015. If the results of our operations through the remainder of fiscal year 2015 or our forecast of future operating performance declines, there is a potential for goodwill and indefinite-lived intangible asset impairment related to our Gymboree Retail reporting unit.

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

During the 13 weeks and 39 weeks ended November 1, 2014, we recognized goodwill impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units, components of our retail stores reporting segment, of approximately $252.3 million, $67.2 million and $59.3 million, respectively (see Note 3).

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2014 and determined that the fair value of the Gymboree Retail, Gymboree Outlet, Janie and Jack, Crazy 8, Play & Music, and International Retail Franchise reporting units were $499.0 million, $130.0 million, $225.0 million, $110.0 million, $51.0 million, and $51.0 million, respectively, which exceeded the carrying values of $474.9 million, $113.8 million, $81.5 million, $96.1 million, $40.8 million, and $27.7 million, respectively.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	October 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$-	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Below market leases	4,828	(3,685)	-	1,143
Co-branded credit card agreement	4,000	(3,035)	-	965
Franchise agreements and reacquired franchise rights	6,625	(4,560)	-	2,065

	15,453	(11,280)	-	4,173

Total other intangible assets	$582,465	$(11,280)	$(229,600)	$341,585

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(11,033)	$7,619	$-	$(3,414)

	January 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$-	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Customer relationships	770	(605)	-	165
Below market leases	5,274	(3,486)	-	1,788
Co-branded credit card agreement	4,000	(2,573)	-	1,427
Franchise agreements and reacquired franchise rights	6,625	(3,865)	-	2,760

	16,669	(10,529)	-	6,140

Total other intangible assets	$583,681	$(10,529)	$(229,600)	$343,552

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(11,400)	$6,795	$-	$(4,605)

	November 1, 2014
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,494	$-	$(229,600)	$337,894

Intangible Assets Subject to Amortization:
Customer relationships	37,551	(37,248)	-	303
Below market leases	7,055	(4,995)	-	2,060
Co-branded credit card agreement	4,000	(2,419)	-	1,581
Franchise agreements and reacquired franchise rights	6,632	(3,641)	-	2,991

	55,238	(48,303)	-	6,935

Total other intangible assets	$622,732	$(48,303)	$(229,600)	$344,829

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(16,631)	$11,517	$-	$(5,114)

The decrease in the gross carrying amount of customer relationships, below market leases, franchise agreements and reacquired franchise rights, and above market leases for the periods January 31, 2015 to October 31, 2015 and November 1, 2014 to January 31, 2015 reflects the write-off of certain fully amortized intangibles.

Indefinite-Lived Intangible Assets Impairment

During the 13 weeks and 39 weeks ended October 31, 2015, we did not identify impairment indicators for indefinite-lived intangible assets. During the 13 weeks and 39 weeks ended November 1, 2014, we recognized a $212.6 million impairment charge related to trade names of our retail stores segment.

We performed our annual impairment test of indefinite-lived intangible assets (trade names) during the fourth quarter of fiscal 2014 and determined that the estimated fair values of Gymboree Retail, Gymboree Outlet, Janie and Jack, Crazy 8 and Play & Music were $231.3 million, $40.0 million, $57.4 million, $18.8 million and $42.3 million, respectively, which exceeded the carrying values of $202.2 million, $38.3 million, $42.2 million, $18.5 million and $36.2 million, respectively

Net amortization income (expense) is presented below for the periods ended (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014

Cost of goods sold - Amortization income	$198	$237	$546	$724

Selling, general and administrative expenses - Amortization expense	$(385)	$(514)	$(1,322)	$(1,595)

5. Line of Credit

In September 2015, we amended our senior secured asset-based revolving credit facility (“ABL”) to extend the maturity date of the ABL revolving commitments from March 2017 to the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan (which matures in February 2018) or Notes (which mature in December 2018), unless such tranches are cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such tranches. In addition, subject to the terms of the amended ABL, the Company may at a future date incur ABL Term Loans in an amount not to exceed $75 million, subject to a borrowing base.

The ABL, as amended, provides financing of up to $225 million in a revolving line of credit and up to $75 million in Term Loans, which are both subject to a borrowing base. Line of credit availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. Line of credit borrowings outstanding under the ABL as of October 31, 2015, January 31, 2015 and November 1, 2014 were $50.0 million, $33.0 million and $42.0 million, respectively. The line of credit available under the ABL is reduced by letter of credit utilization totaling $32.7 million as of October 31, 2015. Undrawn line of credit availability under the ABL, after being reduced by outstanding borrowings and letter of credit utilization, was $142.3 million as of October 31, 2015. Average line of credit borrowings for the 13 weeks and 39 weeks ended October 31, 2015 under the ABL amounted to $76.0 million and $62.7 million, respectively. Average line of credit borrowings under the ABL for the fiscal year ended January 31, 2015 amounted to $32.0 million. Average line of credit borrowings for the 13 weeks and 39 weeks ended November 1, 2014 under the ABL amounted to $48.5 million and $28.9 million, respectively. Principal amounts outstanding under the line of credit are due and payable in full on the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan or Notes, unless such tranches are cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such tranches.

Line of credit borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of October 31, 2015, the interest rate was 3.4% on $6.0 million of line of credit borrowings outstanding, 1.9% on $35.0 million of line of credit borrowings outstanding, and 4.0% on $9.0 million of line of credit borrowings outstanding under the ABL. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL. The ABL, as amended, provides us the right to request additional commitments for an amount not to exceed $125 million minus the initial aggregate principal amount of the ABL Term Loans, if any, (or, if less, the amount permitted under the Term Loan and the Notes described in Note 6) subject to the satisfaction of certain conditions.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralized letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL Facility contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant that is tested when availability under the facility falls below a specified threshold. As of October 31, 2015, we were not required to test compliance with this covenant. The obligations under the ABL are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL (see Note 16).

6. Long-Term Debt

Long-term debt consists of (in thousands):

	October 31, 2015	January 31, 2015	November 1, 2014
Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%, net of discount of $814, $1,054 and $1,133	$768,288	$768,048	$767,970
Senior notes due December 2018, 9.125%	346,000	346,000	346,000

Total	$1,114,288	$1,114,048	$1,113,970

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 5. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of October 31, 2015, the interest rate under our Term Loan was 5%.

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

Future minimum principal payments on long-term debt, excluding accretion of original issue discount (“OID”) of $0.8 million as of October 31, 2015, are as follows (in thousands):

Fiscal years	Principal Payments
2015	$-
2016	-
2017	6,502
2018	1,108,600

Total	$1,115,102

Interest Expense on Long-Term Debt and ABL

Total interest expense reported on the condensed consolidated statements of operations includes interest expense on long-term debt and borrowings under the ABL of $21.4 million and $20.6 million for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. Interest expense was $63.5 million and $61.2 million for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. Amortization of deferred financing costs and accretion of OID are also included in interest expense.

Deferred Financing Costs

Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL, as amended in September 2015, are amortized on a straight-line basis over the expected term of the amended ABL of 2.3 years. Deferred financing costs allocated to the sale-leaseback financing liability are amortized on a straight-line basis over 10 years (see Note 7). The weighted-average remaining amortization period of the Term Loan, Notes, and ABL is approximately 2.5 years as of October 31, 2015. Amortization of deferred financing costs is recorded in interest expense and was $1.9 million and $1.7 million for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. Amortization of deferred financing costs was $5.5 million and $5.1 million for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.

7. Sale-leaseback of Dixon Distribution Center

On May 5, 2015, the Company entered into an agreement to sell its distribution center in Dixon, California for gross proceeds of $26.8 million, less closing costs of $0.9 million, or net proceeds of $25.9 million, and entered into a leaseback of the property from the purchaser for a period of 15 years. Approximately $10.9 million of the net proceeds were restricted under the Term Loan to fund capital expenditures or reduce the Term Loan. Approximately $6.3 million of these restricted funds were used to fund capital expenditures during the 39 weeks ended October 31, 2015. As of October 31, 2015, the Company had a restricted cash balance remaining of $4.5 million, which is presented as long-term restricted cash on the condensed consolidated balance sheets.

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

During the 13 weeks and 39 weeks ended October 31, 2015, payments made by the Company related to the sale-leaseback financing liability totaled $0.5 million and $0.9 million, respectively, out of which, $0.4 million and $0.8 million were allocated to interest expense during the 13 weeks and 39 weeks ended October 31, 2015.

As of October 31, 2015, future payments on the sale-leaseback financing liability, excluding renewals, are as follows (in thousands):

Fiscal years	Payments
Remainder of 2015	$446
2016	1,800
2017	1,822
2018	1,845
2019	1,868
2020	1,891
Thereafter	31,367

Total payments	41,039
Less amount representing interest	(14,377)

Total sale-leaseback financing liability	26,662
Less current portion of sale-leaseback financing liability - included in accrued liabilities	(200)

Long-term portion of sale-leaseback financing liability	$26,462

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

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with the $700 million principal of our Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 13 weeks ended October 31, 2015 and November 1, 2014, we reclassified approximately $1.0 million and $0.5 million, respectively, from accumulated other comprehensive loss to interest expense. During the 39 weeks ended October 31, 2015 and November 1, 2014, we reclassified approximately $2.7 million and $1.4 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate approximately $5.0 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	October 31, 2015		January 31, 2015		November 1, 2014
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	3	4,468	6	4,633	3	4,682

Total	7	$704,468	10	$704,633	7	$704,682

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands) (see Note 3).

	October 31, 2015	January 31, 2015	November 1, 2014
	Derivative Liabilities	Derivative Assets	Derivative Assets
Other Assets
Purchased interest rate caps	$-	$17	$41
Forward foreign exchange contracts	-	96	134

Total	$-	$113	$175

Accrued Liabilities
Forward foreign exchange contracts	$27	$-	$-

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss (in thousands). No amounts were reclassified from accumulated other comprehensive loss (OCI) into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (see Note 12).

	13 Weeks Ended October 31, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(1)	Interest expense	$(1,044)
Forward foreign exchange contracts	(22)	Cost of goods sold	52

Total	$(23)		$(992)

	13 Weeks Ended November 1, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(1)	Interest expense	$(509)
Forward foreign exchange contracts	181	Cost of goods sold	40

Total	$180		$(469)

	39 Weeks Ended October 31, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(17)	Interest expense	$(2,737)
Forward foreign exchange contracts	(34)	Cost of goods sold	205

Total	$(51)		$(2,532)

	39 Weeks Ended November 1, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(558)	Interest expense	$(1,441)
Forward foreign exchange contracts	109	Cost of goods sold	329

Total	$(449)		$(1,112)

9. Share-Based Compensation

Share-based compensation expense included as a component of selling, general and administrative (“SG&A”) expenses was $0.8 million and $1.1 million during the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. Share-based compensation expense was $2.7 million and $3.4 million during the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

The share-based compensation expense during the 39 weeks ended October 31, 2015 includes $0.2 million of incremental share-based compensation expense related to a modification of employee stock options. The terms of the modification include a change in exercise price for certain employees with stock options that were outstanding as of May 27, 2015. As of October 31, 2015, there was approximately $1.0 million of unrecognized incremental compensation expense related to the modification that will be recognized over a period of 4.0 years.

10. Income Taxes

As of October 31, 2015, January 31, 2015 and November 1, 2014, unrecognized tax benefits were $7.4 million, $5.6 million and $6.9 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $7.4 million as of October 31, 2015 will decrease by as much as $0.3 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

As of October 31, 2015, January 31, 2015 and November 1, 2014, the total valuation allowance against deferred tax assets was $79.3 million, $58.6 million and $52.4 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state, Australian, and Korean jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

12. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, as of the periods ended (in thousands):

	October 31, 2015	January 31, 2015	November 1, 2014
Foreign currency translation	$(7,803)	$(7,043)	$(4,288)
Accumulated changes in fair value of derivative financial instruments, net of tax benefit of $3,074, $3,982 and $3,855	(2,615)	(4,188)	(4,967)

Total accumulated other comprehensive loss	$(10,418)	$(11,231)	$(9,255)

Changes in the accumulated OCI balance by component were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended October 31, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(3,225)	$(7,758)	$(10,983)

Other comprehensive loss recognized before reclassifications	(23)	(242)	(265)
Amounts reclassified from accumulated other comprehensive loss to earnings	992	-	992
Tax expense	(359)	-	(359)

Net current-period other comprehensive income (loss)	610	(242)	368

Other comprehensive loss attributable to noncontrolling interest	-	197	197

Ending balance	$(2,615)	$(7,803)	$(10,418)

	13 Weeks Ended November 1, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,489)	$778	$(4,711)

Other comprehensive income (loss) recognized before reclassifications	180	(4,940)	(4,760)
Amounts reclassified from accumulated other comprehensive loss to earnings	469	-	469
Tax expense	(127)	-	(127)

Net current-period other comprehensive income (loss)	522	(4,940)	(4,418)

Other comprehensive income attributable to noncontrolling interest	-	(126)	(126)

Ending balance	$(4,967)	$(4,288)	$(9,255)

	39 Weeks Ended October 31, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(4,188)	$(7,043)	$(11,231)

Other comprehensive loss recognized before reclassifications	(51)	(903)	(954)
Amounts reclassified from accumulated other comprehensive loss to earnings	2,532	-	2,532
Tax expense	(908)	-	(908)

Net current-period other comprehensive income (loss)	1,573	(903)	670

Other comprehensive loss attributable to noncontrolling interest	-	143	143

Ending balance	$(2,615)	$(7,803)	$(10,418)

	39 Weeks Ended November 1, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(449)	(5,090)	(5,539)
Amounts reclassified from accumulated other comprehensive loss to earnings	1,112	-	1,112
Tax expense	(127)	-	(127)

Net current-period other comprehensive income (loss)	536	(5,090)	(4,554)

Other comprehensive loss attributable to noncontrolling interest	-	179	179

Ending balance	$(4,967)	$(4,288)	$(9,255)

13. Related Party Transactions

Related Party Transactions –Excluding VIEs

We incurred approximately $0.5 million and $0.7 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital Partners LLC (“Bain Capital”) during each of the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. We incurred approximately $2.3 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital during the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. As of October 31, 2015, January 31, 2015 and November 1, 2014, we had payable balances outstanding of $1.4 million, $0.2 million and $0.2 million, respectively, to Bain Capital.

We incurred approximately $0.4 million and $0.5 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the 13 weeks ended October 31, 2015 and November 1, 2014, respectively. We incurred approximately $1.2 million and $1.4 million in expenses related to services purchased from LogicSource during the 39 weeks ended October 31, 2015 and November 1, 2014, respectively. As of October 31, 2015, January 31, 2015 and November 1, 2014, we had a payable balance of $0.2 million, $0.3 million and $0.2 million, respectively, to LogicSource.

During the 13 weeks ended May 3, 2015, we sold inventory totaling $1.3 million to Burlington Stores, Inc. (“Burlington”), a company owned by funds associated with Bain Capital through March 31, 2015. The funds associated with Bain Capital sold their common shares of Burlington on March 31, 2015. As of April 1, 2015, Burlington was no longer a related party of the Company. We did not sell inventory to Burlington during the 13 weeks and 39 weeks ended October 31, 2014.

As of October 31, 2015, January 31, 2015 and November 1, 2014, we had a receivable balance of $0.3 million, $0.2 million and $0 million, respectively, from our indirect parent, Giraffe Holding, Inc., related to income taxes.

Related Party Transactions –VIEs

In September 2015, Gymboree Tianjin entered into an unsecured entrusted loan agreement with Lionbridge Financing Leasing (China) Co., Ltd. (“Lionbridge”), an indirect majority-owned company of Bain Capital Lionbridge Cayman Ltd., and Shanghai Pudong Development Bank (“SPD Bank”) for $1.7 million, whereby Lionbridge was the borrower and SPD Bank was the trustee. The loan bears interest at 10% per annum and matures in March 2016. The loan receivable is included in accounts receivable in the condensed consolidated balance sheet as of October 31, 2015.

Our VIEs incurred $0.1 in management fees from Bain Capital Advisors (China) Ltd. during the 13 weeks ended October 31, 2015 and November 1, 2014. Our VIEs incurred $0.4 million in management fees from Bain Capital Advisors (China) Ltd. during the 39 weeks ended October 31, 2015 and November 1, 2014. As of October 31, 2015, January 31, 2015 and November 1, 2014, our VIEs had a balance of $0.1 million, $0.1 million and $0 million payable to Bain Capital Advisors (China) Ltd, respectively.

As of October 31, 2015, January 31, 2015 and November 1, 2014, our VIEs had a balance of $1.1 million payable to their indirect parent, Gymboree Investment Holding GP, Ltd., related to funds used to pay operating costs of the VIEs.

As of October 31, 2015, January 31, 2015 and November 1, 2014, our VIEs had a payable balance of $0.4 million due to Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs, related to funds used to pay operating costs of the VIEs. The Company is part of a related party group that controls Gymboree Hong Kong Limited.

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

Net retail sales of the retail stores segment and the VIE were as follows for the periods ended (in thousands):

	Net Retail Sales
				Total
	Gymboree (1)	Janie and Jack	Crazy 8	Before VIE	VIE	Total
13 Weeks Ended October 31, 2015	$186,423	$33,600	$67,825	$287,848	$1,805	$289,653
13 Weeks Ended November 1, 2014	$202,558	$32,242	$68,366	$303,166	$1,099	$304,265

39 Weeks Ended October 31, 2015	$508,390	$101,251	$193,440	$803,081	$5,295	$808,376
39 Weeks Ended November 1, 2014	$531,152	$93,144	$188,591	$812,887	$3,878	$816,765

(1)	This includes the net retail sales for Gymboree Retail and Gymboree Outlet operating segments.

Summary financial data of each reportable segment were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended October 31, 2015
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$287,848	$4,018	$6,029	$9,917	$(2,371)	$305,441
Gross Profit	$111,606	$2,824	$3,189	$6,830	$(1,668)	$122,781

	13 Weeks Ended November 1, 2014
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$303,166	$4,178	$4,914	$6,055	$(1,494)	$316,819
Gross Profit	$116,807	$2,878	$2,844	$4,494	$(1,102)	$125,921

	39 Weeks Ended October 31, 2015
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$803,081	$12,998	$16,849	$29,609	$(7,562)	$854,975
Gross Profit	$294,259	$8,921	$9,230	$21,464	$(5,076)	$328,798

	39 Weeks Ended November 1, 2014
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$812,887	$13,069	$14,838	$17,705	$(5,367)	$853,132
Gross Profit	$304,332	$9,662	$8,374	$12,831	$(4,556)	$330,643

	Total Assets
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
October 31, 2015	$1,130,599	$59,817	$27,710	$25,834	$(1,961)	$1,241,999
January 31, 2015	$1,078,973	$60,190	$28,886	$21,449	$(1,555)	$1,187,943
November 1, 2014	$1,175,445	$59,655	$28,252	$21,981	$(1,322)	$1,284,011

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Intersegment revenues for each reportable segment were as follows for the periods ended (in thousands):

	Intersegment Revenues
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Total
13 Weeks Ended October 31, 2015	$-	$2,209	$162	$-	$2,371
13 Weeks Ended November 1, 2014	$-	$1,390	$104	$-	$1,494

39 Weeks Ended October 31, 2015	$-	$7,076	$486	$-	$7,562
39 Weeks Ended November 1, 2014	$-	$5,001	$366	$-	$5,367

We attribute retail store revenues to individual countries based on the selling location. For Gymboree International Retail Franchise, all sales were attributed to the U.S. geographic area.

China Play & Music sales are attributable to the international geographic area and all other Gymboree Play & Music sales are attributable to the U.S. geographic area.

Net sales of our two geographical areas, United States and international, were as follows for the periods ended (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 1, 2015	November 1, 2014
United States	$283,186	$296,839	$793,498	$801,409
International	22,255	19,980	61,477	51,723

	$305,441	$316,819	$854,975	$853,132

Property and equipment, net, of our two geographical areas were as follows as of the periods ended (in thousands):

	October 31, 2015	January 31, 2015	November 1, 2014
United States	$157,288	$172,378	$179,982
International	9,372	10,053	11,193

	$166,660	$182,431	$191,175

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

The following tables reflect the impact of the VIEs on the condensed consolidated statements of operations for the 13 weeks and 39 weeks ended October 31, 2015 and November 1, 2014 and the condensed consolidated balance sheets as of October 31, 2015, January 31, 2015 and November 1, 2014 (in thousands):

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$297,895	$9,917	$(2,371)	$305,441
Cost of goods sold, including buying and occupancy expenses	(180,276)	(3,087)	703	(182,660)
Selling, general and administrative expenses	(104,633)	(5,627)	1,694	(108,566)

Operating income	12,986	1,203	26	14,215
Other non-operating (expense) income	(22,089)	51	-	(22,038)

(Loss) income before income taxes	(9,103)	1,254	26	(7,823)
Income tax expense	(951)	(878)	-	(1,829)

Net (loss) income	(10,054)	376	26	(9,652)
Net income attributable to noncontrolling interest	-	(376)	-	(376)

Net loss attributable to The Gymboree Corporation	$(10,054)	$-	$26	$(10,028)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$312,258	$6,055	$(1,494)	$316,819
Cost of goods sold, including buying and occupancy expenses	(189,729)	(1,561)	392	(190,898)
Selling, general and administrative expenses	(701,854)	(4,322)	1,101	(705,075)

Operating (loss) income	(579,325)	172	(1)	(579,154)
Other non-operating (expense) income	(20,772)	27	-	(20,745)

(Loss) income before income taxes	(600,097)	199	(1)	(599,899)
Income tax benefit (expense)	78,023	(518)	-	77,505

Net loss	(522,074)	(319)	(1)	(522,394)
Net loss attributable to noncontrolling interest	-	319	-	319

Net loss attributable to The Gymboree Corporation	$(522,074)	$-	$(1)	$(522,075)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$832,928	$29,609	$(7,562)	$854,975
Cost of goods sold, including buying and occupancy expenses	(520,518)	(8,145)	2,486	(526,177)
Selling, general and administrative expenses	(304,330)	(17,290)	4,978	(316,642)

Operating income	8,080	4,174	(98)	12,156
Other non-operating (expense) income	(64,728)	57		(64,671)

(Loss) income before income taxes	(56,648)	4,231	(98)	(52,515)
Income tax expense	(2,869)	(2,142)		(5,011)

Net (loss) income	(59,517)	2,089	(98)	(57,526)
Net income attributable to noncontrolling interest	-	(2,089)		(2,089)

Net loss attributable to The Gymboree Corporation	$(59,517)	$-	$(98)	$(59,615)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$840,794	$17,705	$(5,367)	$853,132
Cost of goods sold, including buying and occupancy expenses	(518,426)	(4,874)	811	(522,489)
Selling, general and administrative expenses	(903,695)	(15,356)	4,546	(914,505)

Operating loss	(581,327)	(2,525)	(10)	(583,862)
Other non-operating expense	(61,955)	(6)	-	(61,961)

Loss before income taxes	(643,282)	(2,531)	(10)	(645,823)
Income tax benefit (expense)	76,633	(1,060)	-	75,573

Net loss	(566,649)	(3,591)	(10)	(570,250)
Net loss attributable to noncontrolling interest	-	3,591	-	3,591

Net loss attributable to The Gymboree Corporation	$(566,649)	$-	$(10)	$(566,659)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF OCTOBER 31, 2015

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$16,187	$8,090	$-	$24,277
Other current assets	293,776	13,113	(1,961)	304,928

Total current assets	309,963	21,203	(1,961)	329,205
Non-current assets	908,163	4,631	-	912,794

Total assets	$1,218,126	$25,834	$(1,961)	$1,241,999

Current liabilities	$286,632	$13,451	$(1,683)	$298,400
Non-current liabilities	1,329,555	511	-	1,330,066

Total liabilities	1,616,187	13,962	(1,683)	1,628,466

Total stockholders’ deficit	(398,061)	-	(278)	(398,339)
Noncontrolling interest	-	11,872	-	11,872

Total liabilities and stockholders’ deficit	$1,218,126	$25,834	$(1,961)	$1,241,999

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF NOVEMBER 1, 2014

(In thousands)

	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$10,653	$10,175	$-	$20,828
Other current assets	310,491	6,461	(1,322)	315,630

Total current assets	321,144	16,636	(1,322)	336,458
Non-current assets	942,208	5,345	-	947,553

Total assets	$1,263,352	$21,981	$(1,322)	$1,284,011

Current liabilities	$289,155	$8,959	$(1,175)	$296,939
Non-current liabilities	1,307,985	430	-	1,308,415

Total liabilities	1,597,140	9,389	(1,175)	1,605,354

Total stockholders’ deficit	(333,788)	-	(147)	(333,935)
Noncontrolling interest	-	12,592	-	12,592

Total liabilities and stockholders’ deficit	$1,263,352	$21,981	$(1,322)	$1,284,011

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$375	$283,017	$14,723	$(8,462)	$289,653
Gymboree Play & Music	-	1,809	8,112	-	9,921
Retail Franchise	-	5,867	-	-	5,867
Intercompany revenue	16,238	9,738	559	(26,535)	-

Total net sales	16,613	300,431	23,394	(34,997)	305,441
Cost of goods sold, including buying and occupancy expenses	(2,156)	(177,148)	(12,425)	9,069	(182,660)

Gross profit	14,457	123,283	10,969	(25,928)	122,781
Selling, general and administrative expenses	(22,809)	(102,199)	(9,433)	25,875	(108,566)

Operating (loss) income	(8,352)	21,084	1,536	(53)	14,215
Interest income	2	-	36	-	38
Interest expense	(21,417)	(489)	-	-	(21,906)
Other (expense) income, net	(187)	(1)	18	-	(170)

(Loss) income before income taxes	(29,954)	20,594	1,590	(53)	(7,823)
Income tax benefit (expense)	7,922	(8,847)	(904)	-	(1,829)
Equity in earnings of affiliates, net of tax	12,004	-	-	(12,004)	-

Net (loss) income	(10,028)	11,747	686	(12,057)	(9,652)
Net income attributable to noncontrolling interest	-	-	(376)	-	(376)

Net (loss) income attributable to The Gymboree Corporation	$(10,028)	$11,747	$310	$(12,057)	$(10,028)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$647	$296,195	$15,461	$(8,038)	$304,265
Gymboree Play & Music	-	2,786	4,958	-	7,744
Retail Franchise	-	4,810	-	-	4,810
Intercompany revenue	18,249	1,800	-	(20,049)	-

Total net sales	18,896	305,591	20,419	(28,087)	316,819
Cost of goods sold, including buying and occupancy expenses	(2,258)	(185,288)	(11,736)	8,384	(190,898)

Gross profit	16,638	120,303	8,683	(19,703)	125,921
Selling, general and administrative expenses	(17,956)	(106,741)	(8,657)	19,675	(113,679)
Goodwill and intangible asset impairment	-	(572,422)	(18,974)	-	(591,396)

Operating loss	(1,318)	(558,860)	(18,948)	(28)	(579,154)
Interest income	-	7	39	(4)	42
Interest expense	(20,568)	(200)	(4)	4	(20,768)
Other (expense) income, net	(48)	31	(2)	-	(19)

Loss before income taxes	(21,934)	(559,022)	(18,915)	(28)	(599,899)
Income tax benefit (expense)	8,306	70,407	(1,208)	-	77,505
Equity in earnings of affiliates, net of tax	(508,447)	-	-	508,447	-

Net loss	(522,075)	(488,615)	(20,123)	508,419	(522,394)
Net loss attributable to noncontrolling interest	-	-	319	-	319

Net loss attributable to The Gymboree Corporation	$(522,075)	$(488,615)	$(19,804)	$508,419	$(522,075)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$2,108	$787,442	$39,001	$(20,175)	$808,376
Gymboree Play & Music	-	5,920	24,316	-	30,236
Retail Franchise	-	16,363	-	-	16,363
Intercompany revenue	45,736	37,383	4,225	(87,344)	-

Total net sales	47,844	847,108	67,542	(107,519)	854,975
Cost of goods sold, including buying and occupancy expenses	(6,469)	(508,205)	(34,028)	22,525	(526,177)

Gross profit	41,375	338,903	33,514	(84,994)	328,798
Selling, general and administrative expenses	(76,270)	(296,717)	(28,467)	84,812	(316,642)

Operating (loss) income	(34,895)	42,186	5,047	(182)	12,156
Interest income	4	7	69	-	80
Interest expense	(63,573)	(1,040)	-	-	(64,613)
Other (expense) income, net	(186)	50	(2)	-	(138)

(Loss) income before income taxes	(98,650)	41,203	5,114	(182)	(52,515)
Income tax benefit (expense)	14,927	(17,258)	(2,680)	-	(5,011)
Equity in earnings of affiliates, net of tax	24,108	-	-	(24,108)	-

Net (loss) income	(59,615)	23,945	2,434	(24,290)	(57,526)
Net income attributable to noncontrolling interest	-	-	(2,089)	-	(2,089)

Net (loss) income attributable to The Gymboree Corporation	$(59,615)	$23,945	$345	$(24,290)	$(59,615)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 39 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,278	$794,856	$39,365	$(18,734)	$816,765
Gymboree Play & Music	-	8,067	13,828	-	21,895
Retail Franchise	-	14,472	-	-	14,472
Intercompany revenue	46,632	6,182	-	(52,814)	-

Total net sales	47,910	823,577	53,193	(71,548)	853,132
Cost of goods sold, including buying and occupancy expenses	(5,160)	(506,120)	(30,661)	19,452	(522,489)

Gross profit	42,750	317,457	22,532	(52,096)	330,643
Selling, general and administrative expenses	(48,003)	(299,394)	(27,768)	52,056	(323,109)
Goodwill and intangible asset impairment	-	(572,422)	(18,974)	-	(591,396)

Operating loss	(5,253)	(554,359)	(24,210)	(40)	(583,862)
Interest income	1	54	147	(45)	157
Interest expense	(61,224)	(373)	(45)	45	(61,597)
Other (expense) income, net	(480)	31	(72)	-	(521)

Loss before income taxes	(66,956)	(554,647)	(24,180)	(40)	(645,823)
Income tax benefit (expense)	15,677	62,141	(2,245)	-	75,573
Equity in earnings of affiliates, net of tax	(515,380)	-	-	515,380	-

Net loss	(566,659)	(492,506)	(26,425)	515,340	(570,250)
Net loss attributable to noncontrolling interest	-	-	3,591	-	3,591

Net loss attributable to The Gymboree Corporation	$(566,659)	$(492,506)	$(22,834)	$515,340	$(566,659)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE 13 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(10,028)	$11,747	$686	$(12,057)	$(9,652)

Other comprehensive income (loss), net of tax:	-	-	-	-
Foreign currency translation adjustments	(44)	-	(232)	34	(242)
Unrealized net gain (loss) on cash flow hedges, net of tax expense of $359	609	-	(72)	73	610

Total other comprehensive income (loss), net of tax	565	-	(304)	107	368

Comprehensive (loss) income	(9,463)	11,747	382	(11,950)	(9,284)
Comprehensive income attributable to noncontrolling interest	-	-	(179)	-	(179)

Comprehensive (loss) income attributable to The Gymboree Corporation	$(9,463)	$11,747	$203	$(11,950)	$(9,463)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE 13 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(522,075)	$(488,615)	$(20,123)	$508,419	$(522,394)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(5,066)	-	(4,945)	5,071	(4,940)
Unrealized net gain on cash flow hedges, net of tax expense of $127	522	-	142	(142)	522

Total other comprehensive loss, net of tax	(4,544)	-	(4,803)	4,929	(4,418)

Comprehensive loss	(526,619)	(488,615)	(24,926)	513,348	(526,812)
Comprehensive loss attributable to noncontrolling interest	-	-	193	-	193

Comprehensive loss attributable to The Gymboree Corporation	$(526,619)	$(488,615)	$(24,733)	$513,348	$(526,619)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE 39 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net loss (income)	$(59,615)	$23,945	$2,434	$(24,290)	$(57,526)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(759)	-	(904)	760	(903)
Unrealized net gain (loss) on cash flow hedges, net of tax expense of $908	1,572	-	(237)	238	1,573

Total other comprehensive income (loss), net of tax	813	-	(1,141)	998	670

Comprehensive (loss) income	(58,802)	23,945	1,293	(23,292)	(56,856)
Comprehensive income attributable to noncontrolling interest	-	-	(1,946)	-	(1,946)

Comprehensive (loss) income attributable to The Gymboree Corporation	$(58,802)	$23,945	$(653)	$(23,292)	$(58,802)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE LOSS

FOR THE 39 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net loss	$(566,659)	$(492,506)	$(26,425)	$515,340	$(570,250)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4,911)	-	(5,065)	4,886	(5,090)
Unrealized net gain (loss) on cash flow hedges, net of tax expense of $127	536	-	(219)	219	536

Total other comprehensive loss, net of tax	(4,375)	-	(5,284)	5,105	(4,554)

Comprehensive loss	(571,034)	(492,506)	(31,709)	520,445	(574,804)
Comprehensive loss attributable to noncontrolling interest	-	-	3,770	-	3,770

Comprehensive loss attributable to The Gymboree Corporation	$(571,034)	$(492,506)	$(27,939)	$520,445	$(571,034)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF OCTOBER 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,091	$4,080	$19,106	$-	$24,277
Accounts receivable, net of allowance	493	17,540	4,454	-	22,487
Merchandise inventories	-	255,001	11,105	(697)	265,409
Prepaid income taxes	1,514	821	242	-	2,577
Prepaid expenses	3,838	2,557	1,007	-	7,402
Deferred income taxes	-	14,842	680	(8,469)	7,053
Intercompany receivable	-	633,946	1,051	(634,997)	-

Total current assets	6,936	928,787	37,645	(644,163)	329,205
Property and equipment, net	13,408	143,358	9,894	-	166,660
Goodwill	-	363,207	10,201	-	373,408
Other intangible assets, net	-	341,533	52	-	341,585
Deferred financing costs	21,789	700	-	-	22,489
Restricted cash	4,535	-	-	-	4,535
Other assets	-	1,605	3,758	(1,246)	4,117
Investment in subsidiaries	1,404,175	-	-	(1,404,175)	-

Total assets	$1,450,843	$1,779,190	$61,550	$(2,049,584)	$1,241,999

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$7,097	$123,238	$2,188	$-	$132,523
Accrued liabilities	33,102	70,639	11,335	210	115,286
Current deferred income taxes	8,679	-	-	(8,679)	-
Line of credit borrowings	50,000	-	-	-	50,000
Current obligation under capital lease	-	591	-	-	591
Intercompany payable	628,692	-	7,002	(635,694)	-

Total current liabilities	727,570	194,468	20,525	(644,163)	298,400
Long-term liabilities:
Long-term debt	1,114,288	-	-	-	1,114,288
Long-term sale-leaseback financing liability	-	26,462	-	-	26,462
Long-term obligation under capital lease	-	2,402	-	-	2,402
Lease incentives and other liabilities	5,549	47,182	4,375	-	57,106
Long-term deferred income taxes	1,775	129,258	21	(1,246)	129,808

Total liabilities	1,849,182	399,772	24,921	(645,409)	1,628,466
Total stockholders’ (deficit) equity	(398,339)	1,379,418	24,757	(1,404,175)	(398,339)
Noncontrolling interest	-	-	11,872	-	11,872

Total liabilities and stockholders’ (deficit) equity	$1,450,843	$1,779,190	$61,550	$(2,049,584)	$1,241,999

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

AS OF NOVEMBER 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$2,195	$3,236	$15,397	$-	$20,828
Accounts receivable, net of allowance	687	20,693	1,997	-	23,377
Merchandise inventories	-	252,102	7,684	(520)	259,266
Prepaid income taxes	2,029	486	200	-	2,715
Prepaid expenses	4,461	15,164	1,465	-	21,090
Deferred income taxes	-	13,745	645	(5,208)	9,182
Intercompany receivable	-	542,194	-	(542,194)	-

Total current assets	9,372	847,620	27,388	(547,922)	336,458
Property and equipment, net	12,063	167,676	11,436	-	191,175
Goodwill	-	362,022	13,323	-	375,345
Other intangible assets, net	-	344,436	393	-	344,829
Deferred financing costs	27,338	-	-	-	27,338
Other assets	6,992	1,673	9,140	(8,939)	8,866
Investment in subsidiaries	1,362,644	-	-	(1,362,644)	-

Total assets	$1,418,409	$1,723,427	$61,680	$(1,919,505)	$1,284,011

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$17,823	$126,192	$2,051	$-	$146,066
Accrued liabilities	32,221	67,963	8,086	64	108,334
Deferred income taxes	5,150	-	123	(5,273)	-
Line of credit borrowings	42,000	-	-	-	42,000
Current obligation under capital lease	-	539	-	-	539
Intercompany payable	536,282	-	6,431	(542,713)	-

Total current liabilities	633,476	194,694	16,691	(547,922)	296,939
Long-term liabilities:
Long-term debt	1,113,970	-	-	-	1,113,970
Long-term obligation under capital lease	-	2,993	-	-	2,993
Lease incentives and other liabilities	4,898	50,056	5,361	-	60,315
Deferred income taxes	-	140,076	-	(8,939)	131,137

Total liabilities	1,752,344	387,819	22,052	(556,861)	1,605,354
Total stockholders’ (deficit) equity	(333,935)	1,335,608	27,036	(1,362,644)	(333,935)
Noncontrolling interest	-	-	12,592	-	12,592

Total liabilities and stockholders’ (deficit) equity	$1,418,409	$1,723,427	$61,680	$(1,919,505)	$1,284,011

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(79,390)	$59,499	$5,253	$(1,700)	$(16,338)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,930)	(7,461)	(2,185)	-	(12,576)
Increase in restricted cash	(10,863)	-	-	-	(10,863)
Decrease in restricted cash	6,328	-	-	-	6,328
Capital distribution from subsidiary	25,863	-	-	(25,863)	-
Increase in related party loan receivable	-	-	(1,741)	-	(1,741)
Proceeds from sale of assets	-	-	353	-	353
Intercompany transfers	3,470	(48,236)	(331)	45,097	-
Other	-	1	32	-	33

Net cash provided by (used in) investing activities	21,868	(55,696)	(3,872)	19,234	(18,466)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	41,614	(720)	4,203	(45,097)	-
Proceeds from ABL facility	390,000	-	-	-	390,000
Payments on ABL facility	(373,000)	-	-	-	(373,000)
Proceeds from sale-leaseback financing liability	-	26,750	-	-	26,750
Payments on capital lease and sale-leaseback financing liability	-	(497)	-	-	(497)
Payments for deferred financing costs	(1,679)	(895)	-	-	(2,574)
Dividend to The Gymboree Corporation	-	(27,563)	-	27,563	-
Dividend payment to parent	(11)	-	-	-	(11)

Net cash provided by (used in) financing activities	56,924	(2,925)	4,203	(17,534)	40,668

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	(107)	-	(107)

Net (decrease) increase in cash and cash equivalents	(598)	878	5,477	-	5,757
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,689	3,202	13,629	-	18,520

End of Period	$1,091	$4,080	$19,106	$-	$24,277

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 39 WEEKS ENDED NOVEMBER 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(58,088)	$29,216	$(4,627)	$(3,000)	$(36,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,403)	(17,798)	(4,171)	-	(24,372)
Proceeds from sale of shares	3,207	-	-	(3,207)	-
Intercompany transfers	-	(9,490)	-	9,490	-
Other	-	22	(67)	-	(45)

Net cash provided by (used in) investing activities	804	(27,266)	(4,238)	6,283	(24,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	2,084	-	7,406	(9,490)	-
Proceeds from ABL facility	300,000	-	-	-	300,000
Payments on ABL facility	(258,000)	-	-	-	(258,000)
Payments on capital lease	-	(373)	-	-	(373)
Dividend to The Gymboree Corporation	-	(3,000)	-	3,000	-
Dividend payment to Parent	(84)	-	-	-	(84)
Repurchase of shares	-	-	(3,207)	3,207	-
Capital contribution received by noncontrolling interest	-	-	992	-	992

Net cash provided by (used in) financing activities	44,000	(3,373)	5,191	(3,283)	42,535

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	(220)	-	(220)

Net decrease in cash and cash equivalents	(13,284)	(1,423)	(3,894)	-	(18,601)
CASH AND CASH EQUIVALENTS:
Beginning of Period	15,479	4,659	19,291	-	39,429

End of Period	$2,195	$3,236	$15,397	$-	$20,828

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

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of October 31, 2015, we operated a total of 1,315 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	549	48	1	598
Gymboree Outlet stores	174	-	1	175
Janie and Jack® shops (including Janie and Jack outlets)	151	-	1	152
Crazy 8® stores (including Crazy 8 outlets)	390	-	-	390

	1,264	48	3	1,315

In addition, as of October 31, 2015, we operated online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com. Overseas franchisees and Gymboree China operated 90 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	53	32	85
Janie and Jack® shops	1	-	1
Crazy 8® stores	4	-	4

	58	32	90

  (1) Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

We also offer directed parent-child developmental play programs under the Gymboree Play & Music brand at 720 franchised and Company-operated centers in the United States and 42 other countries.

Third Quarter Highlights

Total net sales for the 13 weeks ended October 31, 2015 decreased to $305.4 million from $316.8 million in the same prior year period, a decrease of $11.4 million or 3.6%. This decrease was driven primarily by a $14.6 million decrease in retail sales, offset by a $2.2 million increase in Gymboree Play & Music and a $1.1 million increase in retail franchise sales.

Our Adjusted EBITDA decreased to $28.2 million for the 13 weeks ended October 31, 2015 from $29.8 million in the same prior year period, a decrease of $1.6 million or 5.2%. This decrease was driven primarily by a decline in net sales largely attributable to reduced traffic combined with increased investments in marketing, partially offset by a decrease in expenses due to store closures.

Highlights for the 39 Weeks Ended October 31, 2015

Total net sales for the 39 weeks ended October 31, 2015 increased to $855.0 million from $853.1 million in the same prior year period, an increase of $1.9 million or 0.2%, driven primarily by an $8.3 million increase in Gymboree Play & Music and a $1.9 million increase in retail franchise sales, offset by an $8.4 million decrease in retail sales.

Our Adjusted EBITDA decreased to $54.9 million for the 39 weeks ended October 31, 2015 from $61.4 million in the same prior year period, a decrease of $6.5 million or 10.6%, primarily due to the negative impact to gross profit related to the west coast port slowdown and increased investments in marketing.

The following table summarizes store openings and closures by brand and country during the 39 weeks ended October 31, 2015. Note that (i) all Crazy 8 stores are in the United States and (ii) retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of	Store	Store	Store Count as of
	January 31, 2015	Openings	Closures	October 31, 2015
Gymboree US	554	-	(5)	549
Gymboree Canada	48	-	-	48
Gymboree Australia	5	-	(5)	-
Gymboree Puerto Rico	1	-	-	1

Total Gymboree	608	-	(10)	598

Gymboree Outlet	168	6	-	174
Gymboree Outlet Puerto Rico	1	-	-	1

Total Gymboree Outlet	169	6	-	175

Janie and Jack (including Janie and Jack outlets)	147	5	(1)	151
Janie and Jack Puerto Rico	-	1	-	1
Crazy 8 (including Crazy 8 outlets)	402	-	(12)	390

Total	1,326	12	(23)	1,315

We plan to open approximately 13 new stores in fiscal 2015 (which includes 12 new stores opened during the 39 weeks ended October 31, 2015), primarily in our Janie and Jack and Gymboree Outlet brands, and close approximately 30 to 40 stores (which includes 23 stores closed during the 39 weeks ended October 31, 2015), primarily in our Crazy 8 and Gymboree brands. We expect our international franchise partners to open approximately 20 franchise stores in fiscal 2015 (which includes 17 new franchise stores opened during the 39 weeks ended October 31, 2015).

Seasonality

Our business is impacted by the timing of certain holidays and key retail shopping periods in the apparel and retail industries, which generally result in higher sales during the second half of the fiscal year and lower sales during the first half of the fiscal year. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year.

Results of Operations

13 weeks ended October 31, 2015 compared to 13 weeks ended November 1, 2014

Condensed consolidated statements of operations data as a percentage of total net sales during the 13 weeks ended October 31, 2015 and November 1, 2014 were as follows (amounts in thousands):

	13 Weeks Ended
	October 31, 2015		November 1, 2014
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$289,653	94.8%	$304,265	96.0%
Gymboree Play & Music	9,921	3.2%	7,744	2.4%
Retail Franchise	5,867	1.9%	4,810	1.5%

Total net sales	305,441	100.0%	316,819	100.0%
Cost of goods sold, including buying and occupancy expenses	(182,660)	(59.8) %	(190,898)	(60.3) %

Gross profit	122,781	40.2%	125,921	39.7%
Selling, general and administrative expenses	(108,566)	(35.5) %	(113,679)	(35.9) %
Goodwill and intangible asset impairment	-	- %	(591,396)	(186.7) %

Operating income (loss)	14,215	4.7%	(579,154)	(182.8) %
Interest income	38	-	42	-
Interest expense	(21,906)	(7.2) %	(20,768)	(6.6) %
Other expense, net	(170)	(0.1) %	(19)	-

Loss before income taxes	(7,823)	(2.6) %	(599,899)	(189.4) %
Income tax (expense) benefit	(1,829)	(0.6) %	77,505	24.5%

Net loss	(9,652)	(3.2) %	(522,394)	(164.9) %
Net (income) loss attributable to noncontrolling interest	(376)	(0.1) %	319	0.1%

Net loss attributable to The Gymboree Corporation	$(10,028)	(3.3) %	$(522,075)	(164.8) %

Net Sales

Total net sales for the third quarter of fiscal 2015 decreased to $305.4 million from $316.8 million in the same prior year period, a decrease of $11.4 million or 3.6%.

Net retail sales for the third quarter of fiscal 2015 decreased to $289.7 million from $304.3 million in the same prior year period, a decrease of $14.6 million or 4.8%, driven primarily by reduced traffic. Comparable store sales (including online sales) decreased by 3% during the third quarter of fiscal 2015 compared to the same prior year period. Comparable store sales (excluding online sales) decreased by 1% during the third quarter of fiscal 2015 compared to the same prior year period. Total net stores decreased to 1,315 as of October 31, 2015 from 1,355 as of November 1, 2014. Total square footage decreased to approximately 2.7 million square feet as of the end of the third quarter of fiscal 2015 from approximately 2.8 million square feet as of the end of the third quarter of fiscal 2014.

Gymboree Play & Music net sales for the third quarter of fiscal 2015 increased to $9.9 million from $7.7 million in the same prior year period, an increase of $2.2 million or 28.1%, primarily due to growth in the number of Gymboree Tianjin franchisee sites to 253 as of the third quarter of fiscal 2015 from 226 at the same prior year period, combined with stronger performance of existing Gymboree Tianjin sites.

Retail franchise net sales for the third quarter of fiscal 2015 increased to $5.9 million from $4.8 million in the same prior year period, an increase of $1.1 million or 22.0%, primarily due to higher sales to our franchisee in the Middle East region. As of the third quarter of fiscal 2015, our overseas franchisees and Gymboree China operated 90 retail stores compared to 83 retail stores as of the end of the same prior year period.

Gross Profit

Gross profit for the third quarter of fiscal 2015 decreased to $122.8 million from $125.9 million in the same prior year period primarily due to reduced traffic impacting net retail sales. As a percentage of net sales, gross profit for the third quarter of fiscal 2015 increased by 50 basis points to 40.2% from 39.7% in the same prior year period. The 50 basis points increase was driven primarily by lower buying and occupancy costs, lower cost of goods sold (“COGS”) due to the mix of merchandise inventories sold, and an increased mix of Gymboree Tianjin and retail franchise sales. As we record certain distribution costs as a component of selling, general and administrative (“SG&A”) expenses and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $11.3 million and $11.8 million during the third quarter of fiscal 2015 and 2014, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A decreased to $108.6 million for the third quarter of fiscal 2015 compared to $113.7 million in the same prior year period. As a percentage of net sales, SG&A expenses decreased 40 basis points to 35.5% for the third quarter of fiscal 2015 from 35.9% in the same prior year period. The $5.1 million and 40 basis points decrease for the third quarter of fiscal 2015 compared to the same prior year period are primarily due to a decrease in expenses due to store closures and a $1.8 million reduction in asset impairment charges for under-performing stores, partially offset by an increase in marketing expenses. Asset impairment charges totaled $0.2 million during the 13 weeks ended October 31, 2015 compared to $2.0 million during the third quarter of fiscal 2014.

Goodwill and Intangible Asset Impairment

During the 13 weeks ended October 31, 2015, we did not identify impairment indicators for goodwill and intangible assets. In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflected slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we recorded goodwill impairment charges in the third quarter of fiscal 2014 of $252.3 million, $67.2 million and $59.3 million related to the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, respectively. In the third quarter of fiscal 2014, we also recorded an impairment charge of $212.6 million related to trade names in our retail stores segment. These impairment charges did not have an effect on our business operations, liquidity or financial covenants.

Interest Expense

Interest expense increased to $21.9 million during the third quarter of fiscal 2015 compared to $20.8 million in the same prior year period. The increase of $1.1 million was primarily related to our interest rate caps, interest paid on the sale-leaseback financing liability for our Dixon distribution center and an increase in ABL borrowings.

Income Taxes

The effective tax rate for the 13 weeks ended October 31, 2015 and November 1, 2014 was -23.4% (expense) and 12.9% (benefit), respectively. The change in effective tax rates was due to differences in forecasted earnings between years, and impairment of intellectual property.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of October 31, 2015, January 31, 2015 and November 1, 2014, our valuation allowance against deferred tax assets was $79.3 million, $58.6 million and $52.4 million, respectively. The valuation allowance as of October 31, 2015 represents a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state, Australian and Korean jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

39 weeks ended October 31, 2015 compared to 39 weeks ended November 1, 2014

Condensed consolidated statements of operations data as a percentage of total net sales during the 39 weeks ended October 31, 2015 and November 1, 2014 were as follows (amounts in thousands):

	39 Weeks Ended
	October 31, 2015		November 1, 2014
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$808,376	94.5%	$816,765	95.7%
Gymboree Play & Music	30,236	3.5%	21,895	2.6%
Retail Franchise	16,363	1.9%	14,472	1.7%

Total net sales	854,975	100.0%	853,132	100.0%
Cost of goods sold, including buying and occupancy expenses	(526,177)	(61.5) %	(522,489)	(61.2) %

Gross profit	328,798	38.5%	330,643	38.8%
Selling, general and administrative expenses	(316,642)	(37.0) %	(323,109)	(37.9) %
Goodwill and intangible asset impairment	-	-	(591,396)	(69.3) %

Operating income (loss)	12,156	1.4%	(583,862)	(68.4) %
Interest income	80	-	157	-
Interest expense	(64,613)	(7.6) %	(61,597)	(7.2) %
Other expense, net	(138)	-	(521)	(0.1) %

Loss before income taxes	(52,515)	(6.1) %	(645,823)	(75.7) %
Income tax (expense) benefit	(5,011)	(0.6) %	75,573	8.9%

Net loss	(57,526)	(6.7) %	(570,250)	(66.8) %
Net (income) loss attributable to noncontrolling interest	(2,089)	(0.2) %	3,591	0.4%

Net loss attributable to The Gymboree Corporation	$(59,615)	(7.0) %	$(566,659)	(66.4) %

Net Sales

Total net sales for the 39 weeks ended October 31, 2015 increased to $855.0 million from $853.1 million in the same prior year period, an increase of $1.9 million or 0.2%.

Net retail sales for the 39 weeks ended October 31, 2015 decreased to $808.4 million from $816.8 million in the same prior year period, a decrease of $8.4 million or 1.0%, driven primarily by reduced online traffic. Comparable store sales (including online sales) were flat during the first three quarters of fiscal 2015 compared to the same prior year period. Comparable store sales (excluding online sales) increased by 1% during the first three quarters of fiscal 2015 compared to the same prior year period. Total net stores decreased to 1,315 as of October 31, 2015 from 1,355 as of November 1, 2014. Total square footage decreased to approximately 2.7 million square feet as of the end of the third quarter of fiscal 2015 from approximately 2.8 million square feet as of the end of the third quarter of fiscal 2014.

Gymboree Play & Music net sales for the 39 weeks ended October 31, 2015 increased to $30.2 million from $21.9 million in the same prior year period, an increase of $8.3 million or 38.1%, primarily due to growth in the number of Gymboree Tianjin franchisee sites to 253 as of the third quarter of fiscal 2015 from 226 at the same prior year period, combined with stronger performance of existing Gymboree Tianjin sites.

Retail Franchise net sales for the 39 weeks ended October 31, 2015 increased to $16.4 million from $14.5 million in the same prior year period, an increase of $1.9 million or 13.1% primarily due to higher sales to our franchisee in the Middle East region. As of the third quarter of fiscal 2015, our overseas franchisees and Gymboree China operated 90 retail stores compared to 83 retail stores as of the end of the same prior year period.

Gross Profit

Gross profit for the 39 weeks ended October 31, 2015 decreased to $328.8 million from $330.6 million in the same prior year period primarily due to reduced traffic. As a percentage of net sales, gross profit for the 39 weeks ended October 31, 2015 decreased by 30 basis points to 38.5% from 38.8% in the same prior year period year primarily due to the negative impact from the west coast port slowdown in our retail business during the first two quarters of fiscal 2015, partially offset by increases in Gymboree Tianjin and retail franchise sales. As we record certain distribution costs as a component of selling, SG&A and do not include such COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $32.6 million and $31.4 million during the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.

Selling, General and Administrative Expenses

SG&A expenses principally consist of non-occupancy store expenses, corporate overhead and distribution expenses. SG&A expenses decreased to $316.6 million for the 39 weeks ended October 31, 2015 compared to $323.1 million in the same prior year period. As a percentage of net sales, SG&A expenses decreased by 90 basis points to 37.0% for the 39 weeks ended October 31, 2015 from 37.9% in the same prior year period. The $6.5 million and 90 basis points decrease for the third quarter of fiscal 2015 compared to the same prior year period are primarily due to a $5.0 million reduction in asset impairment charges for under-performing stores and a decrease in professional fees, partially offset by an increase in marketing expenses. Asset impairment charges totaled $0.2 million during the thirty-nine weeks ended October 31, 2015 compared to $5.2 million during the 39 weeks ended November 1, 2014.

Goodwill and Intangible Asset Impairment

During the 39 weeks ended October 31, 2015, we did not identify impairment indicators for goodwill and intangible assets. In connection with our long-range planning process in the third quarter of fiscal 2014, we revised our growth assumptions based on estimates of future operations. The updated assumptions resulted in a plan that reflected slower growth in revenues and margins in the reporting units of our retail stores segment. As a result, we recorded goodwill impairment charges in the third quarter of fiscal 2014 of $252.3 million, $67.2 million and $59.3 million related to the Gymboree Retail, Gymboree Outlet and Crazy 8 reporting units, respectively. In the 39 weeks ended November 1, 2014, we also recorded an impairment charge of $212.6 million related to trade names in our retail stores segment. These impairment charges did not have an effect on our business operations, liquidity or financial covenants.

Interest Expense

Interest expense increased to $64.6 million for the 39 weeks ended October 31, 2015 compared to $61.6 million in the same prior year period. The increase of $3.0 million was primarily related to our interest rate caps, interest paid on the sale-leaseback financing liability for our Dixon distribution center, and an increase in ABL borrowings.

Income Taxes

The effective tax rate for the 39 weeks ended October 31, 2015 and November 1, 2014 was -9.5% (expense) and 11.7% (benefit), respectively. The change in effective tax rates was due to differences in forecasted earnings between years, increased earnings from our VIEs, accrual of additional unrecognized tax benefits, and impairment of intellectual property.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of October 31, 2015, January 31, 2015 and November 1, 2014, our valuation allowance against deferred tax assets was $79.3 million, $58.6 million and $52.4 million, respectively. The valuation allowance as of October 31, 2015 represents a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state, Australian and Korean jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Financial Condition

Liquidity and Capital Resources

Overview

We finance our business with existing cash, cash from operations and the funds available under our Senior Credit Facilities (defined below). We had cash and cash equivalents of $24.3 million, $18.5 million and $20.8 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively (including amounts held by the VIEs). Cash and cash equivalents held by the VIEs, of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements, were $8.1 million, $10.0 million and $10.2 million as of October 31, 2015, January 31, 2015 and November 1, 2014, respectively (see Note 15 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs can only be used by the VIEs. Net working capital as of October 31, 2015, January 31, 2015 and November 1, 2014 totaled $30.8 million, $43.0 million and $39.5 million, respectively (including $7.8 million, $5.1 million and $7.7 million, respectively, from our VIEs).

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

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt, and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a capital investment, or if our suppliers request one or more letters of credit, our existing cash and cash equivalents and available borrowings may be insufficient. In addition, we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives, including changes to our corporate structure and other intercompany arrangements, for opportunities to enhance our capital structure. If opportunities are favorable, we may refinance our existing debt or issue additional securities. Although we are actively pursuing opportunities to improve our capital structure, some or all of the potential transactions may not be available to us or announced in the foreseeable future, or at all.

Cash flows used in operating activities

Net cash used in operating activities for the 39 weeks ended October 31, 2015 was $16.3 million compared to $36.5 million in the same period last year. The change in cash used in operating activities during the 39 weeks ended October 31, 2015 was primarily due to the timing of purchases of merchandise inventories and payment of accrued liabilities.

Cash flows used in investing activities

Net cash used in investing activities for the 39 weeks ended October 31, 2015 was $18.5 million compared to $24.4 million in the same period last year. The net change during the 39 weeks ended October 31, 2015 was primarily due to capital expenditures of $12.6 million compared to $24.4 million in the same period last year due to fewer store openings, a net increase in restricted cash of $4.5 million (see Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report), and an increase in related party loan receivable of $1.7 million (see Notes 7 and 13 to the condensed consolidated financial statements included elsewhere in this quarterly report).

We estimate capital expenditures for fiscal 2015 will be approximately $20 million to $25 million. We expect the capital expenditures to be used primarily for our systems infrastructure, lease required remodels of existing stores and, to a lesser extent, new store growth.

Cash flows provided by financing activities

Net cash provided by financing activities for the 39 weeks ended October 31, 2015 was $40.7 million compared to $42.5 million in the same period last year. The net change during the 39 weeks ended October 31, 2015 was primarily due to $17.0 million net borrowings from our ABL facility and gross proceeds of $26.8 million, partially offset by payments for deferred financing costs of $1.7 million related to the amendment of ABL facility, and payments for deferred financing costs of $0.9 million related to the sale of the Company’s distribution center in Dixon, California (see Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report). The net change during the 39 weeks ended November 1, 2014 was primarily due to $42.0 million in net borrowings from our ABL facility.

Credit Facilities

Line of Credit

In September 2015, we amended our ABL facility to extend the maturity date of the ABL revolving commitments from March 2017 to the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan (which matures in February 2018) or Notes (which mature in December 2018), unless such tranches are cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such tranches. In addition, subject to the terms of the amended ABL, the Company may at a future date incur ABL Term Loans in an amount not to exceed $75 million, subject to a borrowing base.

The ABL, as amended, provides financing of up to $225 million in a revolving line of credit and up to $75 million in Term Loans, which are both subject to a borrowing base. Line of credit availability under the ABL is subject to the assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. Line of credit borrowings outstanding under the ABL as of October 31, 2015 were $50.0 million. The line of credit available under the ABL is reduced by letter of credit utilization totaling $32.7 million as of October 31, 2015. Undrawn line of credit availability under the ABL, after being reduced by outstanding borrowings and letter of credit utilization, was $142.3 million as of October 31, 2015. Average line of credit borrowings for the 39 weeks ended October 31, 2015 under the ABL amounted to $62.7 million. Principal amounts outstanding under the line of credit are due and payable in full on the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan or Notes, unless such tranches are cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such tranches. The Company anticipates utilizing its ABL Facility throughout the course of the year to support seasonal working capital needs and expects to have borrowings outstanding at year-end.

Line of credit borrowings under the ABL bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of October 31, 2015, the interest rate was 3.4% on $6.0 million of line of credit borrowings outstanding, 1.9% on $35.0 million of line of credit borrowings outstanding, and 4.0% on $9.0 million of line of credit borrowings outstanding under the ABL. In addition to paying interest on outstanding principal under the ABL, we are required to pay a commitment fee on unutilized commitments thereunder, which is 0.375% per annum under the amended ABL. The ABL, as amended, provides us the right to request additional commitments for an amount not to exceed $125 million minus the initial aggregate principal amount of the ABL Term Loans, if any, (or, if less, the amount permitted under the Term Loan and the Notes described in Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report) subject to the satisfaction of certain conditions. No incremental facilities are currently in effect.

The ABL Facility contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant that is tested when availability under the facility falls below a specified threshold. As of October 31, 2015, we were not required to test compliance with this covenant.

Term Loan

We also have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. As of October 31, 2015, $769.1 million was outstanding under the Term Loan. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL described in Note 5 the condensed consolidated financial statements included elsewhere in this quarterly report. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of October 31, 2015, the interest rate under our Term Loan was 5%.

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

The Term Loan contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends.

Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% Notes due in December 2018. Interest on the Notes is payable semi-annually.

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

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Net loss attributable to The Gymboree Corporation	$(10,028)	$(522,075)	$(59,615)	$(566,659)

Reconciling items (a):
Interest expense	21,906	20,768	64,613	61,597
Interest income	(6)	(14)	(23)	(80)
Income tax expense (benefit)	951	(78,023)	2,869	(76,633)
Depreciation and amortization (b)	9,705	10,477	29,813	32,281
Non-cash share-based compensation expense	813	1,120	2,665	3,389
Loss on disposal/impairment on assets	332	2,186	874	6,041
Loss on modification of ABL facility	201	-	201	-
Goodwill and intangible asset impairment	-	591,396	-	591,396
Acquisition-related adjustments (c)	2,563	2,771	8,564	8,678
Other (d)	1,801	1,181	4,938	1,369

Adjusted EBITDA	$28,238	$29,787	$54,899	$61,379

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.

(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$384	$384	$1,151	$1,151
Amortization of below and above market leases (impacts COGS)	(198)	(237)	(546)	(724)

	$186	$147	$605	$427

(c) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$1,879	$2,058	$5,646	$6,189
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	684	713	2,918	2,489

	$2,563	$2,771	$8,564	$8,678

(d) Other is comprised of restructuring charges and non-recurring changes in reserves.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
October 31, 2015	$4,468	$(27)	$0.76
January 31, 2015	$4,633	$96	$0.79
November 1, 2014	$4,682	$134	$0.89

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of October 31, 2015, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of October 31, 2015, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL (see Notes 5 and 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of October 31, 2015, January 31, 2015 and November 1, 2014, accumulated other comprehensive loss (before income taxes) included approximately $5.7 million, $8.2 million and $8.8 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

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

Changes in Internal Control over Financial Reporting

During the Company’s third quarter of fiscal 2015, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1

First Amendment to Amended and Restated Credit Agreement, dated September 24, 2015, among The Gymboree Corporation, Giraffe Intermediate B, Inc., the other Borrowers party thereto, Bank of America N.A., as administrative and collateral agent, and the Lenders party thereto (1).

10.2	Form of Award Agreement under the The Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibit to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on September 28, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

December 14, 2015	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard Chief Executive Officer (Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

10.1

First Amendment to Amended and Restated Credit Agreement, dated September 24, 2015, among The Gymboree Corporation, Giraffe Intermediate B, Inc., the other Borrowers party thereto, Bank of America N.A., as administrative and collateral agent, and the Lenders party thereto (1).

10.2	Form of Award Agreement under the The Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibit to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on September 28, 2015.