Form 10-K
period 2016-01-30
GYMBOREE CORP
filed 2016-04-28
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED January 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 27, 2016, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE GYMBOREE CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. You can generally identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or other similar expressions. All statements we make relating to: future sales, the number of stores we expect to open or close, including through franchisees, costs and expenses, including our estimates and plans for capital expenditures in 2016, and gross profit percentages; the continuation of historical trends; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. Each forward-looking statement contained in this annual report is subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Applicable risks and uncertainties include, among others, those identified under “Item 1A, Risk Factors” and elsewhere in this annual report. We encourage you to carefully read these risk factor disclosures. We caution investors not to place considerable reliance on the forward-looking statements contained in this annual report. These statements, like all statements in this annual report, speak only as of the date of this annual report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments, except as otherwise required by law.

PART I

Item 1. Business

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992. We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories under the Gymboree®, Janie and Jack® and Crazy 8® brands. Our brands operate in retail store locations, including outlets, online and franchise channels and are in multiple geographies in the global retail marketplace. We also offer directed parent-child developmental play programs at franchised and Company-operated Gymboree Play & Music® centers in multiple geographies. Gymboree retail stores are operated in China by Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”), while Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) is Gymboree Play & Music’s master franchisee in China. Gymboree China and Gymboree Tianjin are indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital Private Equity, LP (formerly Bain Capital Partners, LLC) (“Bain Capital”). Gymboree China and Gymboree Tianjin have been determined to be variable interest entities (collectively the “VIEs”), and we are a member of a related party group that controls the VIEs and absorbs the economics of the VIEs. However, we have no ownership interest in the VIEs. For further information refer to Note 19 in the consolidated financial statements included in Part II, Item 8, of this Annual Report on Form 10-K.

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

Janie and Jack: Janie and Jack shops offer distinctive, finely crafted clothing and accessories for boys and girls in sizes newborn through 12. Fine fabrics, handmade quality and details such as hand-embroidery and classic prints are utilized to create timeless looks. Shops have a European style reminiscent of a small Parisian boutique.

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

As of January 30, 2016, we operated a total of 1,306 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	546	48	1	595
Gymboree Outlet stores	174	—	1	175
Janie and Jack® shops (including Janie and Jack outlets)	148	—	1	149
Crazy 8® stores (including Crazy 8 outlets)	387	—	—	387

Total	1,255	48	3	1,306

We also operate 3 online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. Our online stores offer the entire Gymboree, Janie and Jack and Crazy 8 product offerings, respectively. Each of our brands serves customers through its store and online channels, allowing us to execute on our omnichannel strategy where customers can shop in retail stores and online through desktop or mobile devices. Our omnichannel experience offers our customers the capability to shop for substantially the same products regardless of where they shop. We also have a policy whereby retail stores order merchandise for customers from the online stores and ship the merchandise directly to the customers. In addition, customers can return merchandise purchased online at traditional retail stores.

In addition, as of January 30, 2016, overseas franchisees and Gymboree China operated 84 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	53	27	80
Janie and Jack® shops	1	—	1
Crazy 8® stores	3	—	3

Total	57	27	84

(1)	Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

We also operated 727 franchised and Company-operated Gymboree Play & Music® centers in the United States and 43 other countries.

Suppliers

The majority of our apparel is manufactured to our specifications by 130 independent manufacturers located primarily in Asia (principally China (27%), Vietnam (18%), Bangladesh (14%), Indonesia (12%), and India (8%) for the fiscal year ended January 30, 2016). All product purchases are denominated in U.S. dollars. One buying agent manages a substantial portion of our inventory purchases (approximately 89% for the fiscal year ended January 30, 2016). We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. Factories typically undergo annual audits for social accountability by independent third parties. In addition, all of our products undergo a quality audit performed by our main buying agent or other third parties.

Seasonality and Competition

Our operations are seasonal in nature, with sales from retail operations peaking during the fourth quarter, primarily during the holiday season in November and December. During fiscal 2015, 2014, and 2013, the fourth quarter accounted for approximately 32%, 31%, and 28%, respectively, of net sales from retail operations respectively.

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

These marks and certain other of our marks are registered with the United States Patent and Trademark Office. The mark “Gymboree” is also registered, or is the subject of pending applications, in approximately 101 foreign countries. All other trademarks or service marks appearing in this annual report that are not identified as marks owned by us are the property of their respective owners. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. The Company’s rights in the “Gymboree,” “Janie and Jack” and “Crazy 8” marks and other marks are a significant part of its business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other material challenges to our right to use the “Gymboree,” “Janie and Jack” and “Crazy 8” marks in the United States.

We use a number of other trademarks, certain of which have been registered with the U.S. Patent and Trademark Office and in certain foreign countries. We believe that our registered and common-law trademarks have significant value to our business and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

Employees

As of January 30, 2016, we had approximately 5,492 full-time equivalents made up of 12,863 full and part-time employees. A significant number of seasonal employees are hired during each holiday selling season. None of our employees are represented by a labor union.

Segment and International Financial Information

Certain financial information about our reportable segments is included in Note 18 “Segment Information” to the consolidated financial statements included elsewhere in this annual report. In addition, information about our VIEs is included in Note 19 to the consolidated financial statements included elsewhere in this annual report.

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

Item 1A. Risk Factors

Our financial performance is subject to various risks and uncertainties. The risks described below are those that we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition and results of operations. Furthermore, these risk factors represent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this annual report. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial leverage could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

On November 23, 2010 (the “Transaction Date”), The Gymboree Corporation completed a merger (the “Merger”) with Giraffe Acquisition Corporation (“Acquisition Sub”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc. (“Parent”), and Acquisition Sub, a wholly owned subsidiary of Parent, with the Merger funded through a combination of debt and equity financing (collectively, the “Transactions”). The Company is continuing as the surviving corporation and a 100%-owned indirect subsidiary of the Parent. At the Transaction Date, investment funds sponsored by Bain Capital indirectly owned a controlling interest in Parent.

As a result of the Transactions discussed above, we are highly leveraged. The following chart shows our indebtedness as of January 30, 2016:

January 30, 2016
($ in millions)
Term Loan due February 2018 (1)	$769.1
ABL Facility(1)	19.0
9.125% senior notes due December 2018 (“Notes”)	287.6

Total indebtedness	$1,075.7

(1)

As of January 30, 2016, the Company’s senior credit facilities (collectively, the “Senior Credit Facilities”) were comprised of an $820 million secured term loan agreement (“Term Loan”) and a $225 million asset backed revolving credit facility (“ABL Revolving Facility”). Amounts available under the ABL Revolving Facility are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Term Loan matures on February 23, 2018 and the ABL revolving commitments mature the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan or the Notes (which mature in December 2018), unless such indebtedness is cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such indebtedness.

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

The terms of the indenture governing the Notes and the Senior Credit Facilities permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under the Senior Credit Facilities, and any other secured debt, would be effectively senior to the Notes and any guarantees thereof to the extent of the value of the assets securing such secured debt. If new debt is added to our current debt levels, the risks that we now face as a result of our leverage would intensify.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

Our Senior Credit Facilities and the indenture governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants provide certain limits on, but do not prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, enter into sale-leaseback transactions, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. Further, our ability to comply with such covenants under the indenture governing the Notes may be affected by actions taken by the VIEs which we do not control, but the results of which we have consolidated into our financial statements and which are treated as restricted subsidiaries under the indenture governing the Notes (see Note 19 to the consolidated financial statements included elsewhere in this annual report). In addition to the foregoing covenants, under certain circumstances, the ABL Revolving Facility requires us to satisfy a financial test. Our ability to satisfy this test may be affected by events outside of our control.

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

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in our Senior Credit Facilities and the indenture governing the Notes), we could be in default under the terms of the agreements governing such indebtedness. In the event of such a default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under our Senior Credit Facilities and seek such a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

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

We are affected by inflation and changing prices primarily through purchasing products from our global suppliers, increased operating costs and expenses, fluctuations in interest rates, and fluctuating commodity prices. For example, when prices of raw materials such as cotton increase, the costs to produce many of our products also increase. In addition, increases in energy costs, which can be volatile, may also result in an increase in our transportation costs for distribution, utility costs for our stores, and costs to purchase our products from suppliers. If our customers are resistant to paying higher prices for our products, and if we are unable to absorb increased costs of goods by reducing our manufacturing or supply chain costs or lowering our overall cost structure, our profitability may be materially adversely affected.

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

In addition, even if we are able to expand existing or find new manufacturing sources, we may encounter delays in production and added costs as a result of the time it takes to train our vendors in our methods, products, quality control standards, and environmental, labor, health, and safety standards. Moreover, in the event of a significant disruption in the supply of the fabrics or raw materials used by our vendors in the manufacture of our products, our vendors might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price, or at all. Any delays, interruption, or increased costs in the manufacture of our products could have an adverse effect on our ability to meet consumer demand for our products and result in lower sales and net income or higher net loss. In addition, we are currently pursuing strategies to reduce product costs. These strategies may result in sourcing products from factories from which we have not previously purchased products and which may be in countries in which we have not done business before and may subject us to additional risk.

Furthermore, our business is subject to risks associated with foreign governmental regulations, including without limitation exposure to potential liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, compliance with laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, restrictions on pricing or discounts and similar laws and regulations in other jurisdictions. Although we have implemented policies and procedures to facilitate our compliance with U.S. and foreign laws and regulations relating to doing business in foreign markets and importing merchandise from various countries, there can be no assurance that our policies and procedures will be effective or that foreign vendors and other third parties with whom we do business will not violate such laws and regulations or our policies. If our policies and procedures are not effective or if there is significant or continuing noncompliance with such standards and laws by one or more vendors, U.S. and foreign governmental regulations could have a negative impact on our reputation, could subject us to liability and could have an adverse effect on our results of operations.

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

We cannot control all of the various factors that might affect our fulfillment rates for online sales and timely and effective merchandise delivery to our stores. We rely upon third-party carriers for our merchandise shipments to and from stores and reliable data regarding the timing of those shipments. In addition, we are heavily dependent upon three carriers for the delivery of our merchandise to online customers. Labor disputes, union organizing activity, inclement weather, natural disasters and acts of terrorism could affect those carriers’ ability to provide delivery services to meet our shipping needs. Failure to deliver merchandise in a timely and effective manner could damage our reputation and reduce sales.

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

Unauthorized access to proprietary, confidential or personal information, including but not limited to through a compromise of our computer network security, could harm our reputation and business, which could have a material adverse effect on our results of operations.

We collect, store and transmit proprietary and confidential information regarding our business and personal information regarding our customers, employees, job applicants, and others, including credit card information and personal identification information. Despite the steps that we and our vendors may have taken to mitigate risks associated with the collection, storage and transmission of such information, there can be no assurance that such information will be protected against unauthorized access, use or disclosure. As with many other companies, we may be subject to attempts to compromise our data security, and we, or a third party with which we share such information, could suffer a cyber attack. Advances in computer capabilities, new technological discoveries, and the increasing sophistication of cyber thieves may increase the risk of such an attack being successful, in which case proprietary and confidential information regarding our business and/or personal information could be misappropriated, or system disruptions could occur. In addition, unauthorized disclosure of proprietary and confidential information regarding our business or of personal information could result from non-technical issues, including intentional or inadvertent disclosure by our employees or by persons with whom we have commercial relationships. A compromise of our computer network security, or of the network security of third parties with which we do business, or other unauthorized disclosure of the proprietary, confidential or personal information that we collect, store, or transmit, could disrupt our operations, result in significant response costs, damage our reputation, impact our ability to retain and attract customers, and expose us to claims from customers, financial institutions, regulators, payment card brands, business partners, employees, and other persons, all of which could adversely impact our results of operations.

We are dependent on a single facility for distribution of our merchandise.

We handle merchandise distribution for all of our stores, including our online stores, from a single facility in Dixon, California. If we are not able to distribute merchandise to our stores or customers due to exceeding our capacity at the distribution facility (such as due to a high level of demand during peak periods), natural disasters, accidents, system failures, disruptions or other events, our sales could decline which may have a materially adverse effect on our earnings, financial position and our reputation. In addition, we use an automated unit sortation system to manage the order processing for our Crazy 8 and Janie and Jack direct-to-consumer businesses. In the event that this unit sortation system becomes inoperable for any reason, we would not be able to ship all direct-to-consumer orders in the timely manner that our customers expect. As a result, we could experience a reduction in our direct-to-consumer business, which could negatively impact sales and profitability.

For the last several years, we have fulfilled online customer orders for www.gymboree.com through a third-party fulfillment center in Ohio, which we operated through an outsourced arrangement. The arrangement provided us with warehousing, fulfillment and logistics services for these online orders. The arrangement requires us to rely on a third party for critical business functions. If this third party is unable to successfully operate the fulfillment center under this arrangement, we may experience a material adverse effect on our business and operating results. On February 25, 2016, the Company entered into an agreement to terminate the arrangement described above effective upon exiting from the fulfillment center in Ohio, which is expected to be in May 2016. The fulfillment of our www.gymboree.com online customer orders will continue to be processed at the third-party fulfillment center in Ohio through April 30, 2016. The Company expects to transfer the warehousing, logistics and fulfillment of our www.gymboree.com online customer orders to our distribution center in Dixon, California, in May 2016 and will pay an early termination fee of $8.3 million to the third-party fulfillment center. Disruption or delays in the successful transition of the fulfillment of our www.gymboree.com online customer orders to our distribution center in Dixon, California, may have an adverse impact on sales and our reputation. Furthermore, this transfer increases the risk that capacity constraints, natural disasters, accidents, system failures, disruptions or other events experienced at the Dixon, California distribution facility could have a material adverse effect on our earnings, financial position and reputation.

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

We are dependent on third parties for operational and critical business functions, and their failure to provide services to us, or our inability to timely replace them when necessary, could have a material adverse effect on our business and operating results.

We outsource certain operational functions such as customer service to third-party service providers. If we fail to deploy, manage, or oversee our operations successfully, our business could be adversely affected. We also rely on third parties for critical functions involving credit card processing and store communications. These third parties may experience financial difficulties or business disruptions that could adversely affect their ability to perform their contractual obligations to us, including their obligations to comply with Payment Card Industry (“PCI”) data security standards. Any such failure to provide services to us or to comply with PCI security requirements could negatively affect our reputation and impact our internal communications systems, including our ability to accept payment cards, which could have an adverse impact on business operations and lead to lower sales. Although we believe that other vendors could be identified and retained to provide these services, we may not find an adequate replacement timely, which could result in a material adverse effect on our business and operating results and adverse publicity.

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

Many of our team members are in entry-level or part-time positions with historically high rates of turnover. Our ability to meet our labor needs while controlling our costs is subject to external factors such as unemployment levels, minimum wage legislation, health care legislation and changing demographics. In addition, our labor costs are influenced by health care and workers’ compensation costs, both of which have been rising in recent years. Legislative and private sector initiatives regarding healthcare reform could also result in significant changes to the U.S. healthcare system. Any increase in labor costs may adversely impact our profitability, or, if we fail to pay such higher wages, we could suffer increased employee turnover. Excessive store employee turnover could result in higher employee costs associated with finding, hiring and training new store employees. If we cannot hire enough qualified employees, or if there is a disruption in the supply of personnel we hire from third-party providers, especially during our peak season or certain high-volume events, our customer service levels and our operations could be negatively impacted.

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

We are also subject to sales and use taxes, as well as other local taxes, in applicable jurisdictions in the United States, Canada, China, Puerto Rico and South Korea. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may adversely impact the ultimate settlement of these tax positions and our financial results.

Currency exchange rate fluctuations may adversely affect our business and operating results.

There has been significant volatility in the value of the U.S. dollar against other foreign currencies in the recent past. While our business is primarily conducted in U.S. dollars, we purchase substantially all of our products overseas (primarily from China, Vietnam, Bangladesh, Indonesia, and India). Cost increases caused by currency exchange rate fluctuations could make our products less competitive or have an adverse effect on our profitability. Currency exchange rate fluctuations could also disrupt the business of the third-party manufacturers that produce our apparel by making their purchases of raw materials more expensive and more difficult to finance. Such fluctuations could have a material adverse effect on our business and earnings.

The loss of our key buying agent or one or more of our suppliers could disrupt our ability to deliver our inventory supply in a timely fashion, impacting its value.

One buying agent manages a substantial portion of our inventory purchases (approximately 89% in fiscal year 2015). The loss of this buying agent could result in delays in procuring inventory, which could result in a material adverse effect on our business and operating results. In addition, we have no long-term contracts with suppliers and typically transact business on an order-by-order basis, which provides us little pricing protection and could make it easier for a supplier to stop supplying us.

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

Our growth could be hampered if we are unable to identify new store locations and relocate existing stores in appropriate retail venues and shopping areas.

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

The lease for our corporate offices is scheduled to expire in April 2018, and we may not be able to secure a new lease on commercially favorable terms.

We lease approximately 162,400 square feet of office space in San Francisco, California, for our corporate office space. Approximately 34,300 square feet of this office space is subleased to a third party. Our office lease and sublease agreements expire in April 2018. Due to the competitive commercial real estate market in the San Francisco Bay Area, we may not be able to negotiate a new lease for our existing corporate headquarters on commercially favorable terms. If we are unable to enter into a new lease at our existing location, our ability to lease a suitable alternative location on favorable terms will depend on many factors which are not within our control, such as conditions in the local real estate market and competition for desirable properties, and any relocation of our current corporate officers could be disruptive to our business operations and result in increased expenses.

Our efforts to expand internationally through franchising and similar arrangements may not be successful and could impair the value of our brands.

We have entered into franchise agreements with unaffiliated third parties to operate stores in certain countries in the Middle East, South Korea and Latin America and with our affiliate (which we do not control or have an ownership interest in) to operate stores in China. Under these agreements, third parties operate stores that sell apparel, purchased from us, primarily under the Gymboree name. We have limited experience managing apparel retail franchise relationships and these arrangements may ultimately not be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our international expansion efforts. The effect of these arrangements on our business and operating results is uncertain and will depend upon various factors, including the demand for our products in new markets and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these parties do not operate their stores in a manner consistent with our requirements regarding our Gymboree brand identity and customer experience standards, or with laws and regulations regarding consumer and data protection and privacy, the value of our brands could be impaired. A failure to protect the value of our brands or any other harmful acts or omissions by a franchisee could have an adverse effect on our operating results and our reputation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 162,400 square feet of office space in a building in San Francisco, California, for our corporate offices. Approximately 34,300 square feet of this office space is subleased to a third party. Our office lease and sublease agreements expire in April 2018.

We lease approximately 444,000 square-foot of distribution center on approximately 31 acres in Dixon, California, which we use to distribute our products, except for www.gymboree.com customer orders. Our lease agreement of the distribution center expires in May 2030.

For the last several years, we outsourced the fulfillment of www.gymboree.com online customer orders to a third-party fulfillment center in Ohio, under an operating services agreement which provides us with approximately 314,000 square feet of leased space used for warehousing, fulfillment and logistics services. On February 25, 2016, the Company entered into an agreement to terminate the arrangement. The fulfillment of our www.gymboree.com online customer orders will continue to be processed at the third-party fulfillment center in Ohio through April 30, 2016. The Company expects to transfer the warehousing, logistics and fulfillment of our www.gymboree.com online customer orders to our distribution center in Dixon, California, in May 2016 and will pay an early termination fee of $8.3 million to the third-party fulfillment center.

As of January 30, 2016, our 1,306 stores included an aggregate of approximately 2,709,000 square feet of space. Store leases typically have 10-year terms and typically include a termination clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 201, 185, and 163 store leases will come up for renewal during fiscal 2016, 2017 and 2018, respectively. We are also in the process of negotiating lease terms for approximately 77 stores currently operating under month-to-month terms. See Note 11 to the consolidated financial statements included elsewhere in this annual report.

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

During fiscal 2014, we paid cash dividends on our common stock in aggregate amounts of $0.2 million to Parent. We do not have an established annual dividend policy. We may issue dividends to our shareholders from time to time, but are under no obligation to do so, and would do so only to the extent permitted under financing documents and approved by our Board of Directors.

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

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Statement of operations data (in thousands):
Net sales:
Retail	$1,184,606	$1,178,476	$1,197,176	$1,234,993	$1,164,171
Gymboree Play & Music	41,212	30,908	25,685	23,941	13,885
Retail Franchise	21,533	19,356	21,708	16,730	10,232

Total net sales	1,247,351	1,228,740	1,244,569	1,275,664	1,188,288
Cost of goods sold, including buying and occupancy expenses	(761,108)	(760,192)	(768,555)	(794,272)	(728,346)

Gross profit	486,243	468,548	476,014	481,392	459,942
Selling, general and administrative expenses	(444,249)	(448,356)	(443,923)	(411,742)	(380,141)
Goodwill and intangible asset impairment	—	(591,396)	(157,189)	—	(28,300)

Operating income (loss)	41,994	(571,204)	(125,098)	69,650	51,501
Interest income	114	245	186	177	168
Interest expense	(85,990)	(82,378)	(81,558)	(85,640)	(89,807)
Gain (loss) on extinguishment of debt	41,522	—	(834)	(214)	(19,563)
Other expense, net	(692)	(594)	(503)	(12)	(109)

Loss before income taxes	(3,052)	(653,931)	(207,807)	(16,039)	(57,810)
Income tax (expense) benefit	(5,712)	73,820	1,456	5,636	6,626

Net loss	(8,764)	(580,111)	(206,351)	(10,403)	(51,184)
Net (income) loss attributable to noncontrolling interest	(1,412)	6,006	3,324	2,561	5,839

Net loss attributable to The Gymboree Corporation	$(10,176)	$(574,105)	$(203,027)	$(7,842)	$(45,345)

Cash flows (in thousands):
Net cash provided by (used in) operating activities	$29,140	$(21,758)	$74,871	$73,794	$91,545
Net cash used in investing activities	(22,600)	(31,942)	(53,126)	(48,693)	(38,212)
Net cash (used in) provided by financing activities	(5,846)	33,336	(16,634)	(69,926)	(7,723)
Capital expenditures	(21,413)	(31,992)	(52,632)	(47,851)	(36,565)

Balance sheet data (in thousands):
Cash and cash equivalents	$18,164	$18,520	$39,429	$33,328	$77,910
Accounts receivable, net	26,696	25,248	21,882	27,542	27,277
Working capital	29,403	42,960	68,275	129,856	169,879
Property and equipment, net	158,478	182,431	206,308	205,325	202,152
Total assets	1,156,744	1,187,943	1,840,104	2,043,213	2,113,787
Total debt and line of credit borrowings	1,074,945	1,147,048	1,113,742	1,138,455	1,211,800
Total (deficit) equity	(337,888)	(332,265)	249,142	441,637	448,639

Operating data (a):
Number of stores at end of period	1,306	1,326	1,323	1,262	1,149
Net sales per gross square foot at period-end (b)	$433	$425	$434	$476	$499
Net sales per store (c)	$897,768	$882,915	$899,489	$975,734	$1,011,940

Comparable store net sales (a) (d):
Including comparable online sales	1%	-3%	-6%	-2%	4%
Excluding comparable online sales	1%	-4%	-8%	-4%	3%

Other financial data (in thousands):
Adjusted EBITDA (e)	$102,477	$93,650	$119,672	$161,845	$192,585

(a)	Operating data and comparable store net sales excludes retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China.
(b)	Equals net sales from the Company’s retail stores and online stores, divided by total square feet of store space as of each date presented.
(c)	Equals net sales from the Company’s retail stores and online stores, divided by stores open as of each date presented.
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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The following discussion contains forward-looking statements. Our actual results could differ materially from results that may be expressed or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” and those discussed elsewhere in this report. We undertake no obligation to update or revise forward-looking statements in order to reflect events or circumstances that may subsequently arise or otherwise, except as may be required by law.

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of January 30, 2016, we operated a total of 1,306 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	546	48	1	595
Gymboree Outlet stores	174	—	1	175
Janie and Jack® shops (including Janie and Jack outlets)	148	—	1	149
Crazy 8® stores (including Crazy 8 outlets)	387	—	—	387

Total	1,255	48	3	1,306

In addition, as of January 30, 2016, we operated online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com. Overseas franchisees and Gymboree China operated 84 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	53	27	80
Janie and Jack® shops	1	—	1
Crazy 8® stores	3	—	3

Total	57	27	84

(1)	Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

Subsequent to fiscal 2015, Gymboree China’s management made the decision to close 25 of its retail locations. Closures are targeted to be completed by the end of May 2016.

We also offer directed parent-child developmental play programs under the Gymboree Play & Music brand at 727 franchised and Company-operated centers in the United States and 43 other countries.

Our year-end is the Saturday closest to January 31. Fiscal 2015 and 2014, which included 52 weeks each, ended on January 30, 2016 and January 31, 2015, respectively.

Fiscal 2015 Highlights

Total net sales increased to $1.25 billion for the fiscal year ended January 30, 2016 (“fiscal 2015”) from $1.23 billion in fiscal 2014, or 1.5%, driven primarily by increases in our Gymboree Play & Music sales of $10.3 million, retail sales of $6.1 million, and retail franchise sales of $2.1 million.

Comparable store sales (including online sales) increased 1% compared to fiscal 2014. Below is the comparable store sales (including online sales) by brand for each fiscal year:

	January 30, 2016	January 31, 2015
Gymboree	— %	(4)%
Janie and Jack	8%	5%
Crazy 8	2%	(3)%
Combined comparable store sales	1%	(3)%

Our Adjusted EBITDA increased to $102.5 million in fiscal 2015 from $93.7 million in fiscal 2014, an increase of $8.8 million or 9.4%, primarily due to a comparable store sales increase, gross profit expansion, and leveraging our selling, general and administrative expenses (“SG&A”), partially offset by the negative impact from the west coast port slowdown in our retail business during the first two quarters of fiscal 2015.

The following table summarizes store openings and closures by brand and country for fiscal 2015. Note that (i) all Crazy 8 stores are in the United States and (ii) retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of	Store	Store	Store Count as of
	January 31, 2015	Openings	Closures	January 30, 2016
Gymboree US	554	1	(9)	546
Gymboree Canada	48	—	—	48
Gymboree Australia	5	—	(5)	—
Gymboree Puerto Rico	1	—	—	1

Total Gymboree	608	1	(14)	595

Gymboree Outlet	168	6	—	174
Gymboree Outlet Puerto Rico	1	—	—	1

Total Gymboree Outlet	169	6	—	175

Janie and Jack (including Janie and Jack outlets)	147	5	(4)	148
Janie and Jack Puerto Rico	—	1	—	1

Total Janie and Jack	147	6	(4)	149

Crazy 8 (including Crazy 8 outlets)	402	—	(15)	387

Total	1,326	13	(33)	1,306

We plan to open approximately 6 new stores in fiscal 2016, primarily in our Janie and Jack and Gymboree Outlet brands, and close approximately 20 to 30 stores, primarily in our Crazy 8 and Gymboree brands. We expect our international franchise partners to open approximately 1 to 5 franchise stores in fiscal 2016.

Results of Operations

Consolidated statements of operations data as a percentage of total net sales for each fiscal year were as follows (amounts in thousands):

	January 30, 2016		January 31, 2015		February 1, 2014
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$1,184,606	95.0%	$1,178,476	95.9%	$1,197,176	96.2%
Gymboree Play & Music	41,212	3.3%	30,908	2.5%	25,685	2.1%
Retail Franchise	21,533	1.7%	19,356	1.6%	21,708	1.7%

Total net sales	1,247,351	100.0%	1,228,740	100.0%	1,244,569	100.0%
Cost of goods sold, including buying and occupancy expenses	(761,108)	(61.0)%	(760,192)	(61.9)%	(768,555)	(61.8)%

Gross profit	486,243	39.0%	468,548	38.1%	476,014	38.2%
Selling, general and administrative expenses	(444,249)	(35.6)%	(448,356)	(36.5)%	(443,923)	(35.7)%
Goodwill and intangible asset impairment	—	—	(591,396)	(48.1)%	(157,189)	(12.6)%

Operating income (loss)	41,994	3.4%	(571,204)	(46.5)%	(125,098)	(10.1)%
Interest income	114	—	245	—	186	—
Interest expense	(85,990)	(6.9)%	(82,378)	(6.7)%	(81,558)	(6.6)%
Gain (loss) on extinguishment of debt	41,522	3.3%	—	—	(834)	(0.1)%
Other expense, net	(692)	(0.1)%	(594)	—	(503)	—

Loss before income taxes	(3,052)	(0.2)%	(653,931)	(53.2)%	(207,807)	(16.7)%
Income tax (expense) benefit	(5,712)	(0.5)%	73,820	6.0%	1,456	0.1%

Net loss	(8,764)	(0.7)%	(580,111)	(47.2)%	(206,351)	(16.6)%
Net (income) loss attributable to noncontrolling interest	(1,412)	(0.1)%	6,006	0.5%	3,324	0.3%

Net loss attributable to The Gymboree Corporation	$(10,176)	(0.8)%	$(574,105)	(46.7)%	$(203,027)	(16.3)%

Fiscal 2015 compared to Fiscal 2014

Net Sales

Total net sales increased to $1.25 billion for fiscal 2015 from $1.23 billion in fiscal 2014, or 1.5%, driven primarily by increases in our Gymboree Play & Music sales of $10.3 million, retail sales of $6.1 million, and retail franchise sales of $2.1 million.

Net retail sales for fiscal 2015 increased to $1.185 billion from $1.178 billion compared to fiscal 2014, an increase of $6.1 million, or 0.5%, primarily due to an increase in comparable store sales (including online sales) of 1%. Comparable store sales (excluding online sales) increased by 1% in fiscal 2015 compared to the same period in the prior year. Total net stores decreased to 1,306 as of fiscal year-end 2015 from 1,326 as of fiscal year-end 2014. Total square footage decreased to approximately 2.7 million square feet as of fiscal year-end 2015 from approximately 2.8 million square feet as of fiscal year-end 2014.

Gymboree Play & Music net sales for fiscal 2015 increased to $41.2 million from $30.9 million in the same period last year, an increase of $10.3 million or 33.3%, primarily due to growth in the number of Gymboree Tianjin franchisee sites to 260 as of fiscal year-end 2015 from 227 at the same prior year period, combined with stronger performance of existing Gymboree Tianjin sites.

Retail franchise net sales for fiscal 2015 increased to $21.5 million from $19.4 million in the same period last year, an increase of $2.1 million or 11.2%, primarily due to higher sales to our franchisee in the Middle East region. As of fiscal year-end 2015, our overseas franchisees and Gymboree China operated 84 stores compared to 89 stores as of the end of the same period last year.

Gross Profit

Gross profit for fiscal 2015 increased to $486.2 million from $468.5 million in fiscal 2014, primarily as a result of gross profit expansion. As a percentage of net sales, gross profit for fiscal 2015 increased by 90 basis points to 39.0% from 38.1% in the same period last year. The 90 basis points increase was driven primarily by lower cost of goods sold (“COGS”) as a percentage of sales due to the mix of merchandise inventories sold, lower buying and occupancy costs as a percentage of sales, and an increased mix of Gymboree Tianjin and retail franchise sales, partially offset by the negative impact from the west coast port slowdown in our retail business during the first two quarters of fiscal 2015. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $45.5 million and $43.1 million during fiscal 2015 and 2014, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A decreased to $444.2 million for fiscal 2015 compared to $448.4 million in the same period last year. As a percentage of net sales, SG&A expenses decreased 90 basis points to 35.6% for fiscal 2015 from 36.5% in the same period last year.

The $4.1 million and 90 basis points decrease for fiscal 2015 compared to the same prior year period are primarily due to a decrease in expenses resulting from combined store closures and fewer store openings in the current year, and a $4.7 million reduction in store asset impairment charges for under-performing stores, partially offset by an increase in marketing expenses.

Goodwill and Intangible Asset Impairment

During fiscal 2015, we did not record any impairment for goodwill and intangible assets.

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

Interest Expense

Interest expense increased to $86.0 million during fiscal 2015 compared to $82.4 million during fiscal 2014. The increase of $3.6 million was primarily related to amortization of our interest rate caps (which mature in December 2016), interest paid on the sale-leaseback financing liability for our Dixon distribution center, and an increase in ABL line of credit borrowings in fiscal 2015. Our average ABL line of credit borrowings increased to $51.9 million during fiscal 2015 compared to $32.0 million during fiscal 2014.

Gain on Extinguishment of Debt

During fiscal 2015, we repurchased Notes (see Note 7 to the consolidated financial statements included elsewhere in this annual report) with an aggregate principal amount of $58.4 million for $15.3 million in cash through open market transactions. We recorded a $41.5 million gain on extinguishment of debt, net of a $1.6 million charge related to the write-off of deferred financing costs associated with the extinguished debt. We did not repurchase any Notes during fiscal 2014. The Notes payable balance as of January 30, 2016 was $287.6 million.

Income Taxes

The effective tax rate for fiscal 2015 and 2014 was -187.1% (expense) and 11.3% (benefit), respectively. The change in effective tax rate in fiscal 2015 as compared to fiscal 2014 was due to a non-recurring tax benefit in fiscal 2014 related to the impairment of indefinite lived intangible assets offset by the impact of tax liabilities and reserves in fiscal 2015 within certain foreign and state jurisdictions. These liabilities and reserves as a percentage of our fiscal 2015 pre-tax book loss of $3.1 million resulted in a large negative effective tax rate in fiscal 2015.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of January 30, 2016 and January 31, 2015, our valuation allowance against deferred tax assets was $63.2 million and $58.6 million, respectively. The valuation allowance as of January 30, 2016 represents a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state, and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

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

Gymboree Play & Music net sales for fiscal 2014 increased to $30.9 million from $25.7 million during fiscal 2013, an increase of $5.2 million or 20.3%, primarily due to growth in Gymboree Tianjin.

Retail franchise net sales for fiscal 2014 decreased to $19.4 million from $21.7 million during fiscal 2013, a decrease of $2.4 million or 10.8%, primarily due to lower sales to our franchisee in the Middle East region. As of fiscal year-end 2014, our overseas franchisees and Gymboree China operated 89 stores compared to 71 stores as of fiscal year-end 2013.

Gross Profit

Gross profit for fiscal 2014 decreased to $468.5 million from $476.0 million during fiscal 2013, primarily as a result of the net sales decrease described above. As a percentage of net sales, gross profit for fiscal 2014 decreased by 10 basis points to 38.1% from 38.2% during fiscal 2013 primarily due to deleveraging of buying and occupancy expenses and increased promotional activity. As we record certain distribution costs as a component of SG&A and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $43.1 million and $37.9 million during fiscal 2014 and 2013, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A increased to $448.4 million for fiscal 2014 compared to $443.9 million during fiscal 2013. As a percentage of net sales, SG&A expenses increased 80 basis points to 36.5% for fiscal 2014 from 35.7% during fiscal 2013 primarily due to a deleveraging of expenses on lower comparable store sales, increased expenses related to our third-party fulfillment center which commenced operations during the third quarter of fiscal 2013, and incremental marketing expenses.

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

Income Taxes

The effective tax rate for fiscal 2014 and 2013 was 11.3% (benefit) and 0.7% (benefit), respectively. The change in effective tax rate as of fiscal year-end 2014 was related to goodwill and trade name impairment charges. The change in effective tax rate as of fiscal year-end 2013 was due to recording a valuation allowance against net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized (see Note 13 to the consolidated financial statements included elsewhere in this annual report).

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

Liquidity and Capital Resources

Overview

We finance our business with existing cash, cash from operations and the funds available under our Senior Credit Facilities. We had cash and cash equivalents of $18.2 million and $18.5 million as of January 30, 2016 and January 31, 2015, respectively (including amounts held by the VIEs). Cash and cash equivalents held by the VIEs, of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements, were $9.6 million and $10.0 million as of January 30, 2016 and January 31, 2015, respectively (see Note 19 to the consolidated financial statements included elsewhere in this annual report). The assets of the VIEs can only be used by the VIEs. Net working capital as of January 30, 2016 and January 31, 2015 totaled $29.4 million and $43.0 million, respectively (including $6.2 million and $5.1 million, respectively, from our VIEs).

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

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt, and finance capital expenditures over the next twelve months. However, if we face unanticipated cash needs such as the funding of a capital investment, or if our suppliers request one or more letters of credit, our existing cash and cash equivalents and available borrowings may be insufficient. In addition, we cannot assure that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due, including the Notes, or to fund other liquidity needs. See “Item 1A. Risk Factors—Risks Related to Our Indebtedness and Certain Other Obligations.” We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives, for opportunities to enhance our capital structure. We are continuing to actively pursue various financing alternatives, including refinancing and/or repurchasing our outstanding Notes, divestitures of certain of our assets and operations, as well as other opportunities to improve our capital structure. If opportunities are favorable, we may consummate one or more of these initiatives and the amounts involved may be material.

Cash and Cash Equivalents

Changes in our cash and cash equivalents for each fiscal year were as follows (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Cash provided by (used in) operating activities	$29,140	$(21,758)	$74,871
Cash used in investing activities	(22,600)	(31,942)	(53,126)
Cash (used in) provided by financing activities	(5,846)	33,336	(16,634)
Effect of exchange rate fluctuations on cash and cash equivalents	(1,050)	(545)	990

Net (decrease) increase in cash and cash equivalents	$(356)	$(20,909)	$6,101

Cash flows provided by (used in) operating activities

Net cash provided by operating activities during fiscal 2015 was $29.1 million compared to net cash used in operating activities of $21.8 million in the same period last year. The change in cash flows from operating activities during fiscal 2015 was primarily due to gross profit expansion, the timing of purchases of merchandise inventories, and the timing of payment of accounts payable and accrued liabilities.

Net cash used in operating activities for fiscal 2014 was $21.8 million compared to net cash provided by operating activities of $74.9 million in fiscal 2013. The decrease in cash attributable to changes in assets and liabilities was primarily due to an increase in merchandise inventory and a reduction in accounts payable. These increases were partially offset by reduced prepaid rent. The increase in merchandise inventory was primarily due to earlier receipt of Spring goods compared to fiscal 2013 and investments in Winter products in our Gymboree brand.

Cash flows used in investing activities

Net cash used in investing activities during fiscal 2015 was $22.6 million compared to $31.9 million in the same period last year. The net change during fiscal 2015 was primarily due to lower capital expenditures, which decreased by $10.6 million to $21.4 million compared to $32.0 million in the same period last year. The decrease was due to fewer store openings and an increase in related party loan receivable of $1.7 million (see Note 17 to the consolidated financial statements included elsewhere in this annual report).

Net cash used in investing activities during fiscal 2014 was $31.9 million compared to $53.1 million during fiscal 2013 and was primarily due to capital expenditures, which decreased to $32.0 million during fiscal 2014 compared to $52.6 million during fiscal 2013 due to fewer store openings.

We estimate capital expenditures for fiscal 2016 will be approximately $30 to $35 million. We expect capital expenditures to be used primarily for our systems infrastructure, lease required remodels of existing stores and, to a lesser extent, new store growth.

Cash flows (used in) provided by financing activities

                Net cash used in financing activities during fiscal 2015 was $5.8 million compared to net cash provided by financing activities of $33.3 million during fiscal 2014. In fiscal 2015, we repurchased Notes with an aggregate principal amount of $58.4 million for $15.3 million in cash through open market transactions (see Note 7 to the consolidated financial statements included elsewhere in this annual report). In addition, we made a $14.0 million of net payments on our ABL Revolving Facility and a $1.7 million payment for deferred financing costs related to the amendment of ABL Revolving Facility, partially offset by gross proceeds of $26.8 million related to the sale of the Company’s distribution center in Dixon, California (reduced by $0.9 million payment for deferred financing costs (see Notes 7 and 8 to the consolidated financial statements included elsewhere in this annual report).

Net cash provided by financing activities during fiscal 2014 was $33.3 million compared to net cash used in financing activities of $16.6 million during fiscal 2013. Net cash provided by financing activities for fiscal 2014 was primarily due to net proceeds of $33.0 million from our ABL Revolving Facility.

Credit Facilities

ABL Facility

In September 2015, we amended the ABL Revolving Facility (the “First Amendment”) to extend the maturity date of the ABL revolving commitments from March 2017 to the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan (which matures in February 2018) or the Notes (which mature in December 2018), unless such indebtedness is cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such indebtedness.

The ABL Revolving Facility, as amended by the First Amendment, provided financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Revolving Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. As of January 30, 2016, line of credit borrowings outstanding under the ABL Revolving Facility were $19.0 million and letter of credit utilization was $27.6 million. Undrawn line of credit availability under the ABL Revolving Facility, after being reduced by outstanding borrowings and letter of credit utilization, was $125.5 million as of January 30, 2016. Average line of credit borrowings during fiscal 2015 under the ABL Revolving Facility amounted to $51.9 million. We anticipate utilizing our line of credit under the ABL Revolving Facility throughout the course of fiscal 2016 to support seasonal working capital needs and expect to have borrowings outstanding at year-end.

Line of credit borrowings under the ABL Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of January 30, 2016, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Revolving Facility was 3.5%. In addition to paying interest on outstanding line of credit borrowings under the ABL Revolving Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum under the amended ABL Revolving Facility.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Revolving Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralized letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL Revolving Facility contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of January 30, 2016, the ABL Revolving Facility also contained a financial covenant that required the Company to test its consolidated fixed charge coverage ratio when availability under the facility fell below a specified threshold. As of January 30, 2016, we were not required to test compliance with this financial covenant.

On April 22, 2016, we entered into a second amendment to the ABL Revolving Facility (the ABL Revolving Facility, as so amended, the “ABL Facility” or the “Second Amendment”). The Second Amendment provides for a senior secured term loan (the “ABL Term Loan”) of $50.0 million, subject to a borrowing base, the proceeds of which may be used to finance the acquisition of working capital assets, including the purchase of inventory and equipment, in each case in the ordinary course of business, to finance capital expenditures, to finance permitted acquisitions and for general corporate purposes, including repurchases of the Notes.

The Second Amendment provides that the ABL Term Loan will bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. The Second Amendment also provides for a new availability covenant, whereby so long as any amount of the ABL Term Loan remains outstanding, the Company and its restricted subsidiaries must maintain, at all times, (i) Combined Availability (or, an amount equal to (a) the ABL Term Loan borrowing base minus the sum of (b) the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization)) in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base; and (ii) Availability (or, an amount equal to the lesser of (A) (I) the revolving credit ceiling minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization) in excess of the greater of (x) $17.5 million and (y) 10% of the lesser of (A) the applicable revolving line of credit borrowing base and (B) the revolving credit ceiling (which as of the date hereof is $225.0 million). The Second Amendment further provides that the Company’s consolidated fixed charge coverage ratio will not be tested as long as the ABL Term Loan remains outstanding. The maturity date for the ABL Term Loan is the same as the maturity date of the ABL revolving commitments discussed above, and all other material affirmative and negative covenants and events of default under the ABL Facility remain substantially unchanged. In addition, the restrictions on amendments to the ABL Facility were amended to provide the agent for the ABL Term Loan and the ABL Term Loan lenders certain consent rights relating to, among other terms and provisions, the borrowing bases, the availability covenant and certain negative covenants.

Term Loan

We also have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. As of January 30, 2016, $769.1 million was outstanding under the Term Loan. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Revolving Facility. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of January 30, 2016, the interest rate under our Term Loan was 5%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2015 operating results and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2016. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2016. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

The Term Loan contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends.

Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% Notes due in December 2018. Interest on the Notes is payable semi-annually. As of January 30, 2016, the Notes payable balance outstanding was $287.6 million.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and commitments as of January 30, 2016:

	Payments due by period
($ in thousands)	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Operating leases (1)	$102,638	$155,978	$92,524	$86,185	$437,325
Inventory purchase obligations (2)	182,439	—	—	—	182,439
Other purchase obligations (3)	25,961	35,239	14,006	706	75,912
Long-term debt (4)	19,000	1,056,677	—	—	1,075,677
Interest payments on long-term debt (5)	65,994	98,054	—	—	164,048
Sale-leaseback financing liability and interest payments (6)	1,800	3,667	3,759	31,366	40,592

Total contractual cash obligations	$397,832	$1,349,615	$110,289	$118,257	$1,975,993

(1)

Other lease-required expenses such as utilities, real estate taxes and common area repairs and maintenance are excluded. Additionally, sublease rental receipts totaling approximately $4.9 million through April 2018 are excluded. See Note 11 to the consolidated financial statements included elsewhere in this annual report for discussion of the Company’s operating leases.

(2)

Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(3)

Other purchase obligations include annual commitments of approximately $8.8 million through the second quarter of 2019 under the operating services agreement related to a third party fulfillment center (see Notes 11 and 14 to the consolidated financial statements included elsewhere in this annual report). The table above does not reflect the impact of the subsequent termination of the operating service agreement. On February 25, 2016 (see Note 11 to the consolidated financial statements included elsewhere in this annual report), the Company entered into an agreement to terminate the operating services agreement effective upon exiting from the fulfillment center in Ohio, which is expected to be in May 2016. The Company will continue to pay a monthly minimum fee of approximately $0.7 million until fulfillment of orders ceases on April 30, 2016 and will pay an early termination fee of $8.3 million to the third-party fulfillment center. The Company could continue to pay the monthly minimum fee or a pro-rata amount if fulfillment of orders continues to be processed in the third-party fulfillment center after April 30, 2016 through no fault of the third party fulfillment center.

Also included in other purchase obligations are commitments for professional services, information technology and fixtures and equipment.

(4)

Long-term debt as of January 30, 3016 is consists of a $769.1 million Term Loan, an ABL Revolving Facility that provides a revolving line of credit of up to $225 million, and an aggregate principal amount of $287.6 million of our Notes. The table above includes $19.0 million of outstanding revolver borrowings from our ABL Facility. The amounts presented in the table above exclude an original issue discount of $0.7 million (see Note 7 to the consolidated financial statements included elsewhere in this annual report) and $27.6 million of commercial and standby letters of credit related to normal business transactions, which expires in fiscal 2016 (see Note 6 to the consolidated financial statements included elsewhere in this annual report).

The table above does not reflect the repurchase of any Notes subsequent to fiscal 2015. See Note 22 to the consolidated financial statements included elsewhere in this annual report.

(5)

Interest payments on long-term debt are estimated based on: (a) the outstanding principal balance of the Term Loan, which was $769.1 million as of January 30, 2016, and also take into consideration scheduled principal payments in fiscal 2017 through 2018, and (b) the outstanding principal balance of $287.6 million on the Notes as of January 30, 2016. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. Interest payments for borrowings under the Term Loan, in the table above, are estimated using the Company’s January 30, 2016 rate of 5%. Interest payments on the Company’s Notes are made semi-annually at a rate of 9.125% of the principal amount outstanding.

The table above does not reflect the repurchase of any Notes subsequent to fiscal 2015. See Note 22 to the consolidated financial statements included elsewhere in this annual report.

(6)

Sale-leaseback financing liability and interest payments pertain to the sale of the distribution center in Dixon, California, which we leaseback from the purchaser for a period of 15 years (see Note 8 to the consolidated financial statements included elsewhere in this annual report). Under the terms of the lease agreement, the Company is required to maintain an unconditional irrevocable letter of credit for a period up to 10 years. Due to the Company’s continuing involvement through the irrevocable letter of credit, the Company has accounted for the sale-leaseback as a financing liability.

As of January 30, 2016, we had unrecognized tax benefits of $3.7 million, accrued interest of $0.9 million, and accrued penalties of $0.5 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)

In the table below, we present Adjusted EBITDA (which is defined as net loss attributable to The Gymboree Corporation before interest expense, interest income, income taxes, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this annual report because we consider it an important supplemental measure of performance used by management and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the fiscal years indicated (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Net loss attributable to The Gymboree Corporation	$(10,176)	$(574,105)	$(203,027)
Reconciling items (a):
Interest expense	85,990	82,378	81,558
Interest income	(34)	(90)	(132)
Income tax expense (benefit)	3,073	(75,654)	(1,138)
Depreciation and amortization (b)	40,264	42,757	45,177
Non-cash share-based compensation expense	3,367	4,624	5,809
Loss on disposal/impairment on assets	3,708	8,457	12,269
(Gain) loss on extinguishment of debt	(41,522)	—	834
Goodwill and intangible asset impairment	—	591,396	157,189
Acquisition-related adjustments (c)	11,981	12,005	15,590
Other (d)	5,826	1,882	5,543

Adjusted EBITDA	$102,477	$93,650	$119,672

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss attributable to The Gymboree Corporation.

(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$1,534	$1,534	$3,409
Amortization of below and above market leases (impacts COGS)	(745)	(958)	(1,446)

	$789	$576	$1,963

(c) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$7,517	$8,241	$8,877
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	4,464	3,764	4,377
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	—	—	2,336

	$11,981	$12,005	$15,590

Acquisition-related adjustments remove the impact of purchase accounting, as a result of the November 23, 2010 Merger (refer to Item 1A. Risk Factors).

(d) Other is comprised of restructuring charges and non-recurring changes in reserves.

Critical Accounting Policies

Critical accounting policies are those accounting policies and estimates that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies and estimates applicable to the Company as of the date of the completion of the audit for the fiscal year ended January 30, 2016 with the Company’s Audit Committee.

Goodwill

On November 23, 2010, we completed a merger (the “Merger”) with Giraffe Acquisition Corporation in accordance with an Agreement and Plan of Merger with Giraffe Holding, Inc. (“Parent”) and Acquisition Sub, a wholly owned subsidiary of Parent. In connection with the Merger, we allocated goodwill to our reporting units, which we concluded were the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill as of the Merger. As of January 30, 2016, we had goodwill of $372.7 million related to the Merger.

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

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2015 (fiscal November) and determined that there was no goodwill impairment for any of our reporting units. Based on the results of the first step of the Company’s impairment test performed, we determined that the fair value of our reporting units each exceeded their carrying values by more than 30%.

The annual goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and future market conditions, as well as the impact of planned business and operational strategies. We based our projections on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed typical methodologies to measure fair value and considered market factors and reporting unit specific fact patterns. We primarily used an income approach and market approach to value these reporting units. Assumptions used in the market approach include valuation multiples based on an analysis of multiples for comparable public companies and similar transactions. Finally, specific weights were applied to the components of each approach to estimate the total fair value. These weights are based on estimates and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

The fair value of the Gymboree Retail, Gymboree Outlet, Janie and Jack, Crazy 8, Play & Music, and International Retail Franchise reporting units were $581.0 million, $140.0 million, $274.0 million, $143.0 million, $64.0 million, and $75.0 million, respectively, which exceeded the carrying values of $436.6 million, $106.6 million, $77.2 million, $69.9 million, $40.3 million, and $26.7 million, respectively.

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

We performed our annual impairment test of indefinite-lived intangible assets (trade names) during the fourth quarter of fiscal 2015 and concluded that these assets were not impaired. In connection with our annual impairment test, we determined that the estimated fair values of Gymboree Retail, Gymboree Outlet, Janie and Jack, Crazy 8 and Play & Music trade names were $229.5 million, $40.5 million, $61.6 million, $19.8 million and $46.8 million, respectively, which exceeded the carrying values of $202.2 million, $38.3 million, $42.2 million, $18.5 million and $36.2 million, respectively.

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

During fiscal 2015, 2014, and 2013, we recorded impairment charges of $1.3 million, $6.0 million, and $7.6 million, respectively, related to assets of under-performing stores.

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

As of January 30, 2016 and January 31, 2015, the total valuation allowance against certain deferred tax assets was $63.2 million and $58.6 million, respectively. A valuation allowance has not been established for certain foreign and state jurisdictions. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. As of January 30, 2016 and January 31, 2015, we had unrecognized tax benefits of $6.4 million and $5.6 million, respectively. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), with cost determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and record an adjustment when the future estimated selling price is less than cost. We take a physical count of inventories in all stores once a year and perform cycle counts throughout the year in our Dixon distribution center. We also perform an annual physical count of inventories at our third-party fulfillment center in Ohio. We record an inventory shrink adjustment based upon physical counts and also provide for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Our LCM estimate can be affected by changes in consumer demand and the promotional environment.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and U.S. dollars. The term of the forward exchange contracts is generally less than one year. Our U.S. entity also enters into forward foreign exchange contracts with respect to short-term intercompany balances between our Canadian and U.S. entities. The purpose of these contracts is to protect us from fluctuations in the exchange rate for Canadian and U.S. dollars upon the settlement of such balances.

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate

January 30, 2016	$5,492	$(145)	$0.71
January 31, 2015	$4,633	$96	$0.79

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of January 30, 2016, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of January 30, 2016, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Revolving Facility. No such incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of January 30, 2016 and January 31, 2015, accumulated other comprehensive loss included approximately $4.6 million and $8.2 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

Impact of Inflation

The impact of inflation on results of operations has not been significant in any of the last three fiscal years.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ (deficit) equity, and cash flows for each of the three fiscal years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

April 27, 2016

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net sales:
Retail	$1,184,606	$1,178,476	$1,197,176
Gymboree Play & Music	41,212	30,908	25,685
Retail Franchise	21,533	19,356	21,708

Total net sales	1,247,351	1,228,740	1,244,569
Cost of goods sold, including buying and occupancy expenses	(761,108)	(760,192)	(768,555)

Gross profit	486,243	468,548	476,014
Selling, general and administrative expenses	(444,249)	(448,356)	(443,923)
Goodwill and intangible asset impairment	—	(591,396)	(157,189)

Operating income (loss)	41,994	(571,204)	(125,098)
Interest income	114	245	186
Interest expense	(85,990)	(82,378)	(81,558)
Gain (loss) on extinguishment of debt	41,522	—	(834)
Other expense, net	(692)	(594)	(503)

Loss before income taxes	(3,052)	(653,931)	(207,807)
Income tax (expense) benefit	(5,712)	73,820	1,456

Net loss	(8,764)	(580,111)	(206,351)
Net (income) loss attributable to noncontrolling interest	(1,412)	6,006	3,324

Net loss attributable to The Gymboree Corporation	$(10,176)	$(574,105)	$(203,027)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Net loss	$(8,764)	$(580,111)	$(206,351)

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(2,817)	(8,108)	26
Unrealized net gain on cash flow hedges, net of tax	2,602	1,315	1,219

Total other comprehensive (loss) income	(215)	(6,793)	1,245

Comprehensive loss	(8,979)	(586,904)	(205,106)
Comprehensive (income) loss attributable to noncontrolling interest	(788)	6,448	3,113

Comprehensive loss attributable to The Gymboree Corporation	$(9,767)	$(580,456)	$(201,993)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	January 30,	January 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$18,164	$18,520
Accounts receivable, net of allowance of $2,043 and $1,939	26,696	25,248
Merchandise inventories	206,642	198,337
Prepaid income taxes	2,196	2,599
Prepaid expenses	6,757	6,821
Deferred income taxes	—	6,824

Total current assets	260,455	258,349

Property and equipment:
Land and buildings	22,428	22,428
Leasehold improvements	199,520	198,098
Furniture, fixtures and equipment	130,571	123,943

Total property and equipment	352,519	344,469
Less accumulated depreciation and amortization	(194,041)	(162,038)

Net property and equipment	158,478	182,431

Goodwill	372,737	373,834
Other intangible assets, net	341,011	343,552
Deferred financing costs	19,019	25,622
Other assets	5,044	4,155

Total assets	$1,156,744	$1,187,943

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$109,193	$87,032
Accrued and other current liabilities	102,254	94,805
Line of credit borrowings	19,000	33,000
Current obligation under capital lease	605	552

Total current liabilities	231,052	215,389

Long-term liabilities:
Long-term debt	1,055,945	1,114,048
Long-term sale-leaseback financing liability	26,407	—
Long-term obligation under capital lease	2,245	2,850
Lease incentives and other liabilities	49,664	53,677
Unrecognized tax benefits	5,075	5,048
Deferred income taxes	124,244	129,196

Total liabilities	1,494,632	1,520,208

Commitments and contingencies (see Notes 6, 7, 11 and 14)
Stockholders’ deficit:
Common stock, including additional paid-in capital ($0.001 par value:
1,000 shares authorized, issued and outstanding)	525,759	522,403
Accumulated deficit	(863,539)	(853,363)
Accumulated other comprehensive loss	(10,822)	(11,231)

Total stockholders’ deficit	(348,602)	(342,191)
Noncontrolling interest	10,714	9,926

Total deficit	(337,888)	(332,265)

Total liabilities and stockholders’ deficit	$1,156,744	$1,187,943

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,764)	$(580,111)	$(206,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Gain) loss on extinguishment of debt	(41,522)	—	834
Goodwill and intangible asset impairment	—	591,396	157,189
Depreciation and amortization	41,355	44,422	46,416
Amortization of deferred financing costs and accretion of original issue discount	7,922	7,138	6,798
Interest rate cap contracts - adjustment to market	3,861	2,062	1,135
Loss on disposal/impairment of assets	3,627	9,010	12,381
Deferred income taxes	(910)	(78,466)	(2,853)
Share-based compensation expense	3,367	4,624	5,809
Other	—	34	53
Change in assets and liabilities:
Accounts receivable	33	(3,928)	5,567
Merchandise inventories	(9,275)	(23,472)	22,675
Prepaid income taxes	401	(682)	1,056
Prepaid expenses and other assets	104	18,466	(4,378)
Accounts payable	22,237	(14,902)	11,887
Accrued and other current liabilities	8,717	(2,065)	6,868
Lease incentives and other liabilities	(2,013)	4,716	9,785

Net cash provided by (used in) operating activities	29,140	(21,758)	74,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(21,413)	(31,992)	(52,632)
Increase in restricted cash	(10,863)	—	—
Decrease in restricted cash	10,863	—	—
Increase in related party loan receivable	(1,741)	—	—
Proceeds from sale of assets	353	—	—
Other	201	50	(494)

Net cash used in investing activities	(22,600)	(31,942)	(53,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	470,000	447,000	123,000
Payments on ABL facility	(484,000)	(414,000)	(123,000)
Repurchase of notes	(15,325)	—	(24,760)
Proceeds from sale-leaseback financing liability	26,750	—	—
Payments on capital lease and sale-leaseback financing liability	(686)	(503)	(196)
Payments for deferred financing costs	(2,574)	—	—
Dividend payment to parent	(11)	(153)	(7,564)
Capital contribution received by noncontrolling interest	—	992	15,886

Net cash (used in) provided by financing activities	(5,846)	33,336	(16,634)

Effect of exchange rate fluctuations on cash and cash equivalents	(1,050)	(545)	990

Net (decrease) increase in cash and cash equivalents	(356)	(20,909)	6,101
CASH AND CASH EQUIVALENTS:
Beginning of period	18,520	39,429	33,328

End of period	$18,164	$18,520	$39,429

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$1,999	$1,927	$4,979
Assets acquired under capital lease	$—	$—	$4,102
Non-cash capital contribution to noncontrolling interest	$—	$—	$53
OTHER CASH FLOW INFORMATION:
Cash (received) paid for income taxes, net	$(198)	$5,015	$2,326
Cash paid for interest	$74,875	$73,070	$73,872

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share data)

	The Gymboree Corporation
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity
	Shares	Amount
BALANCE AT FEBRUARY 2, 2013	1,000	$—	$519,687	$(76,231)	$(5,914)	$437,542	$4,095	$441,637
Share-based compensation	—	—	5,809	—	—	5,809	—	5,809
Dividend payment to Parent	—	—	(7,564)	—	—	(7,564)	—	(7,564)
Capital contribution to noncontrolling interest	—	—	—	—	—	—	14,366	14,366
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	1,034	1,034	211	1,245
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(3,324)	(3,324)
Net loss attributable to The Gymboree Corporation	—	—	—	(203,027)	—	(203,027)	—	(203,027)

BALANCE AT FEBRUARY 1, 2014	1,000	—	517,932	(279,258)	(4,880)	233,794	15,348	249,142
Share-based compensation	—	—	4,624	—	—	4,624	—	4,624
Dividend payment to Parent	—	—	(153)	—	—	(153)	—	(153)
Capital contribution to noncontrolling interest	—	—	—	—	—	—	1,026	1,026
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	(6,351)	(6,351)	(442)	(6,793)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(6,006)	(6,006)
Net loss attributable to The Gymboree Corporation	—	—	—	(574,105)	—	(574,105)	—	(574,105)

BALANCE AT JANUARY 31, 2015	1,000	—	522,403	(853,363)	(11,231)	(342,191)	9,926	(332,265)
Share-based compensation	—	—	3,367	—	—	3,367	—	3,367
Dividend payment to Parent	—	—	(11)	—	—	(11)	—	(11)
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	409	409	(624)	(215)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,412	1,412
Net loss attributable to The Gymboree Corporation	—	—	—	(10,176)	—	(10,176)	—	(10,176)

BALANCE AT JANUARY 30, 2016	1,000	$—	$525,759	$(863,539)	$(10,822)	$(348,602)	$10,714	$(337,888)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation (the “Company,” “we” or “us”) is a specialty retailer, offering collections of high-quality apparel and accessories for children. As of January 30, 2016, we operated a total of 1,306 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	546	48	1	595
Gymboree Outlet stores	174	—	1	175
Janie and Jack® shops (including Janie and Jack outlets)	148	—	1	149
Crazy 8® stores (including Crazy 8 outlets)	387	—	—	387

Total	1,255	48	3	1,306

In addition, as of January 30, 2016, we operated online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. Overseas franchisees and Gymboree China operated 84 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	53	27	80
Janie and Jack® shops	1	—	1
Crazy 8® stores	3	—	3

Total	57	27	84

(1)	Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

We also offer directed parent-child developmental play programs at 727 franchised and Company-operated Gymboree Play & Music® centers in the United States and 43 other countries. Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) is Gymboree Play & Music’s master franchisee in China. Gymboree China and Gymboree Tianjin are collectively referred to as the “VIEs.”

Subsequent to fiscal 2015, Gymboree China’s management made the decision to close 25 of its retail locations. Closures are targeted to be completed by the end of May 2016.

Basis of Presentation

On November 23, 2010 (the “Transaction Date”), The Gymboree Corporation completed a merger (the “Merger”) with Giraffe Acquisition Corporation (“Acquisition Sub”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc. (“Parent”), and Acquisition Sub, a wholly owned subsidiary of Parent, with the Merger funded through a combination of debt and equity financing (collectively, the “Transactions”). The Company is continuing as the surviving corporation and a 100%-owned indirect subsidiary of the Parent. At the Transaction Date, investment funds sponsored by Bain Capital Private Equity, LP (formerly Bain Capital Partners, LLC) (“Bain Capital”) indirectly owned a controlling interest in Parent.

Principles of Consolidation

The accompanying consolidated financial statements include entities in which we retain a controlling financial interest or entities that meet the definition of a VIE for which we are deemed to be the primary beneficiary. In performing our analysis of whether we are the primary beneficiary, at initial investment and at each quarterly reporting period, we consider whether we individually have the power to direct the activities of the VIE that most significantly affects the entity’s performance and also have the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. We also consider whether we are a member of a related party group that collectively meets the power and benefits criteria and, if so, whether we are most closely associated with the VIE. Intercompany accounts and transactions have been eliminated.

Fiscal Year

Our fiscal year ends on the Saturday closest to January 31. Fiscal years 2015, 2014, and 2013 ended on January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Fiscal years 2015, 2014, and 2013 include 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

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

In fiscal 2015, 2014, and 2013, we purchased approximately 89%, 82%, and 66%, respectively, of our inventory through one agent, which may potentially subject us to risks of concentration related to sourcing of our inventory.

Accounts Receivable

We record accounts receivable net of an allowance for doubtful accounts. Accounts receivable primarily include amounts due from franchisees for royalties and consumer product sales, amounts due from major credit card companies, duty drawback receivables (refund of certain custom duties paid to the U.S. Customs and Border Protection upon importation of merchandise inventories), rebate receivables from our vendors, a related party receivable from Lionbridge Financing Leasing (China) Co., Ltd. (an indirect majority-owned company of Bain Capital Lionbridge Cayman Ltd.), and receivables from our co-branded credit card agreements. We estimate our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and our previous loss history. The provision for doubtful accounts receivable is included in selling, general and administrative expenses (“SG&A”). Write-offs were insignificant for all periods presented.

Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), with cost determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes) and record an adjustment when the future estimated selling price is less than cost. We take a physical count of inventories in all stores once a year and perform cycle counts throughout the year in our Dixon distribution center. We also perform an annual physical count of inventories at our third-party fulfillment center in Ohio. We record an inventory shrink adjustment based upon physical counts and also provide for estimated shrink adjustments for the period between the last physical inventory count and each balance sheet date. Our inventory shrink estimate can be affected by changes in merchandise mix and changes in actual shrink trends. Our LCM estimate can be affected by changes in consumer demand and the promotional environment.

Property and Equipment

Property and equipment acquired after the Transaction Date are recorded at cost. Property and equipment acquired in the Merger are stated at estimated fair value as of the Transaction Date, less accumulated depreciation and amortization recorded subsequent to the Merger. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from approximately 3 to 25 years, except for our buildings and building improvements in Dixon, California, which have useful lives of 39 years. Leasehold improvements, which include an allocation of directly-related internal payroll costs for employees dedicated to real estate construction projects, are amortized over the lesser of the applicable lease term, which ranges from 5 to 13 years, or the estimated useful life of the improvements. Assets recorded under capital leases are amortized over the lease term. Software costs are amortized using the straight-line method based on an estimated useful life of 3 to 7 years. Repair and maintenance costs are expensed as incurred.

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

Goodwill and Other Intangible Assets

Goodwill

We allocated goodwill to our reporting units, which we concluded were the same as our operating segments (see Note 18): Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill as of the Merger.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. We do not amortize intangible assets with indefinite useful lives. We test indefinite-lived intangible assets for impairment on an annual basis at the end of our tenth fiscal period (fiscal November), and more frequently if indicators of potential impairment exist and indicate that it is more likely than not that the asset is impaired. Impairment of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the discounted future cash flows that the asset is expected to generate using the relief from royalty method. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Calculating the fair value of indefinite-lived intangible assets requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows, royalty rates or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our indefinite-lived intangible assets.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Based on the weight of the positive and negative evidence, we recorded a valuation allowance in fiscal 2015 and 2014 as described in Note 13. We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. As of January 30, 2016 and January 31, 2015, we had unrecognized tax benefits of $6.4 million and $5.6 million, respectively. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

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

Self-Insurance

We are partially self-insured for workers’ compensation insurance. We record a liability, determined actuarially, for claims filed and claims incurred, but not yet reported. This liability totaled $7.5 million and $6.6 million as of January 30, 2016 and January 31, 2015, respectively. Any actuarial projection of losses is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. We also record a liability for employee-related health care benefits that are partially self-insured or fully self-insured, by considering claims filed and estimates of claims incurred, but not yet reported. This liability totaled $1.4 million as of January 30, 2016 and January 31, 2015. If the actual amount of claims filed exceeds our estimates, reserves in the accompanying consolidated balance sheets may not be sufficient and additional accruals may be required in future periods. These liabilities are included in accrued and other current liabilities in the accompanying consolidated balance sheets.

Foreign Currency

Assets and liabilities of foreign subsidiaries are translated into United States dollars at the exchange rates effective on the balance sheet date. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as other comprehensive income (loss) within stockholders’ (deficit) equity. Foreign currency transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other expense, net within the consolidated statements of operations.

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when merchandise is received by the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded as “other income” within SG&A expenses and totaled $2.9 million, $2.6 million, and $1.9 million, during fiscal 2015, 2014, and 2013, respectively. Sales are presented net of sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from our co-branded credit card agreements. We present taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

Below is a summary of activity in the sales return reserve for the fiscal years ended (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Balance, beginning of period	$1,480	$1,434	$2,508
Provision for sales return	31,890	29,765	28,154
Actual sales returns	(31,702)	(29,719)	(29,228)

Balance, end of period	$1,668	$1,480	$1,434

Sales return reserve is included in accrued and other current liabilities in the accompanying consolidated balance sheets.

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

Loyalty Program

Customers who enroll in the Gymboree Rewards program earn points with every purchase at Gymboree and Gymboree Outlet stores, as well as online at www.gymboree.com. Those customers who reach a cumulative purchase threshold receive a rewards certificate that can be used towards the future purchase of goods at Gymboree and Gymboree Outlet stores as well as online within 45 days from the date it is issued. We estimate the cost of rewards that will ultimately be redeemed and record this cost as a reduction of net retail sales as reward points are earned. This liability was approximately $2.0 million and $1.8 million as of January 30, 2016 and January 31, 2015, respectively, and is included in accrued and other current liabilities in the accompanying consolidated balance sheets.

Co-Branded Credit Card

We have co-branded credit card agreements (the “Agreements”) with a third-party bank and Visa U.S.A. Inc. for the issuance of a Visa credit card bearing the Gymboree logo and administration of an associated incentive program for cardholders. We recognize revenues related to the Agreements as follows:

•	New account fees are reported in retail sales and are when collection is reasonably assured and all conditions under the Agreements are met.

•	Credit card usage fees are recognized as retail revenues as actual credit card usage occurs.

•	Rewards earned are recorded as gift card liabilities and recognized as retail revenues when the gift cards are redeemed.

During fiscal 2015, 2014, and 2013, we recognized approximately $3.5 million, $1.9 million, and $1.5 million, respectively, in revenue from these Agreements. These amounts are included in net retail sales in the accompanying consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes cost of goods, buying department expenses (including related depreciation), occupancy expenses (including amortization of below and above market leases), and shipping costs. Cost of goods consists of cost of merchandise, inbound freight and other inventory-related costs, such as shrinkage costs and lower of cost or market adjustments. Buying expenses include costs incurred to design, produce and allocate merchandise. Occupancy expenses consist of rent and other lease-required costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services to customers. As we record certain distribution expenses as a component of SG&A expenses and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Distribution expenses recorded as a component of SG&A expenses amounted to $45.5 million, $43.1 million, and $37.9 million during fiscal 2015, 2014, and 2013, respectively.

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

Advertising

We capitalize direct costs for the development, production, and circulation of direct response advertising and amortize such costs over the expected sales realization cycle, typically four to six weeks. Deferred direct response costs, included in prepaid expenses, were $1.0 million and $0.9 million as of January 30, 2016 and January 31, 2015, respectively.

All other advertising costs are expensed as incurred. Advertising costs totaled approximately $31.1 million, $24.4 million, and $20.5 million, during fiscal 2015, 2014, and 2013, respectively.

Share-Based Compensation

We recognize compensation expense on a straight-line basis for options and awards with time-based service conditions.

Recently Issued Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). Under this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Although we have not yet determined the impact of the new standard, we believe this ASU will have a significant impact on our consolidated financial statements due to the substantial number of leases that we have.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires deferred tax assets and liabilities, as well as any related valuation allowance, to be classified as non-current on our consolidated balance sheet. This ASU does not change the existing requirement that only permits offsetting within a jurisdiction. Accordingly, this ASU requires each tax jurisdiction to have one net non-current deferred tax asset or liability. To ease administrative burdens, we early adopted and applied this ASU on a prospective basis effective as of our fiscal year ended January 30, 2016. Accordingly, the prior period amounts in the Company’s Consolidated Balance Sheets within this Annual Report on Form 10-K were not adjusted to conform to the new accounting standard. The adoption of this accounting standard was not material to the Company’s consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The amendments do not affect the current guidance on the recognition and measurement of debt issuance costs. This ASU would be applied retrospectively to all prior periods and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. This ASU will require the Company to reclassify deferred financing costs, currently presented as assets on the condensed consolidated balance sheets, and net those costs with long-term debt. This ASU will have no effect on the Company’s consolidated statements of operations or its liquidity.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. We do not believe that this ASU will have an impact on our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on principles and definitions to reduce diversity in the timing and content of disclosures when evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern. This ASU is effective in the annual period ending after December 15, 2016, with early adoption permitted. We have not yet determined the impact of the new standard on our consolidated financial statements.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of January 30, 2016 and January 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands). There were no transfers into or out of Level 1 and Level 2 during fiscal 2015 or 2014.

	January 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Liabilities
Forward foreign exchange contracts	$—	$145	$—	$145

Total	$—	$145	$—	$145

	January 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Assets
Interest rate caps	$—	$17	$—	$17
Forward foreign exchange contracts	—	96	—	96

Total	$—	$113	$—	$113

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

Although we have determined the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of January 30, 2016 and January 31, 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The carrying value of cash and cash equivalents, receivables, line of credit borrowings and payables balances approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	January 30, 2016		January 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$768,370	$399,933	$768,048	$530,680
Notes	287,575	71,894	346,000	128,020

Total	$1,055,945	$471,827	$1,114,048	$658,700

We had no other financial assets or liabilities measured at fair value as of January 30, 2016 and January 31, 2015.

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

During fiscal 2015, we determined that there was no goodwill impairment for all of our reporting units and there was no impairment on our indefinite-lived intangible assets (trade names) (see Note 3).

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

During fiscal 2015, 2014, and 2013, we recorded impairment charges of $1.3 million, $6.0 million, and $7.6 million, respectively, related to assets of under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. During fiscal 2013, we also recorded $3.1 million of impairment related to an abandonment of assets. These impairment charges are included in SG&A expenses in the accompanying consolidated statement of operations.

3.	Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of January 30, 2016, January 31, 2015, and February 1, 2014, is as follows (in thousands):

	Retail Stores	Gymboree Play	International Retail
	Segment	& Music Segment	Franchise Segment	Total
Balance as of January 30, 2016
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(7,244)	—	—	(7,244)

	$332,712	$16,389	$23,636	$372,737

Balance as of January 31, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(6,147)	—	—	(6,147)

	$333,809	$16,389	$23,636	$373,834

Balance as of February 1, 2014
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(168,489)	—	—	(168,489)

	$718,752	$16,389	$23,636	$758,777

During fiscal 2015, we determined that there was no goodwill impairment for any of our reporting units. Goodwill impairment during fiscal 2014 and 2013 are as follows (in thousands):

	Retail Stores	Gymboree Play	International Retail
Fiscal Year	Segment	& Music Segment	Franchise Segment	Total
2014	$(378,796)	$—	$—	$(378,796)
2013	$(140,189)	$—	$—	$(140,189)

Goodwill Impairment

We performed our annual goodwill impairment test during the fourth quarter of fiscal 2015 (fiscal November) and determined that there was no goodwill impairment for any of our reporting units. Based on the results of the first step of the Company’s impairment test performed, we determined that the fair value of our reporting units each exceeded their carrying values by more than 30%.

The annual goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and future market conditions, as well as the impact of planned business and operational strategies. We based our projections on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed typical methodologies to measure fair value and considered market factors and reporting unit specific fact patterns. We primarily used an income approach and market approach to value these reporting units. Assumptions used in the market approach include valuation multiples based on an analysis of multiples for comparable public companies and similar transactions. Finally, specific weights were applied to the components of each approach to estimate the total fair value. These weights are based on estimates and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

The fair value of the Gymboree Retail, Gymboree Outlet, Janie and Jack, Crazy 8, Play & Music, and International Retail Franchise reporting units were $581.0 million, $140.0 million, $274.0 million, $143.0 million, $64.0 million, and $75.0 million, respectively, which exceeded the carrying values of $436.6 million, $106.6 million, $77.2 million, $69.9 million, $40.3 million, and $26.7 million, respectively.

During fiscal 2014, we recognized goodwill impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units, components of our retail stores reporting segment, of approximately $252.3 million, $67.2 million and $59.3 million, respectively (see Note 2).

During fiscal 2013, due to the impact of weak results in fiscal 2013, particularly in the fourth quarter, we recognized goodwill impairment in the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units, components of our retail stores reporting segment, of $85.3 million, $38.8 million and $16.1 million, respectively (see Note 2).

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	January 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$—	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Below market leases	3,435	(2,480)	—	955
Co-branded credit card agreement	4,000	(3,189)	—	811
Franchise agreements and reacquired franchise rights	6,625	(4,792)	—	1,833

	14,060	(10,461)	—	3,599

Total other intangible assets	$581,072	$(10,461)	$(229,600)	$341,011

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(10,461)	$7,435	$—	$(3,026)

	January 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount

Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$—	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Customer relationships	770	(605)	—	165
Below market leases	5,274	(3,486)	—	1,788
Co-branded credit card agreement	4,000	(2,573)	—	1,427
Franchise agreements and reacquired franchise rights	6,625	(3,865)	—	2,760

	16,669	(10,529)	—	6,140

Total other intangible assets	$583,681	$(10,529)	$(229,600)	$343,552

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(11,400)	$6,795	$—	$(4,605)

The decrease in the gross carrying amount of customer relationships, below market leases, franchise agreements and reacquired franchise rights, and above market leases from January 31, 2015 to January 30, 2016 reflects the write-off of certain fully amortized intangibles.

Indefinite-Lived Intangible Assets Impairment

We performed our annual impairment test of indefinite-lived intangible assets (trade names) during the fourth quarter of fiscal 2015 and concluded that these assets were not impaired. In connection with our annual impairment test, we determined that the estimated fair values of Gymboree Retail, Gymboree Outlet, Janie and Jack, Crazy 8 and Play & Music trade names were $229.5 million, $40.5 million, $61.6 million, $19.8 million and $46.8 million, respectively, which exceeded the carrying values of $202.2 million, $38.3 million, $42.2 million, $18.5 million and $36.2 million, respectively.

During fiscal 2014, we recognized a $212.6 million impairment charge related to trade names of our retail stores segment.

Due to the impact of weak results in fiscal 2013, particularly in the fourth quarter, we recognized a $17.0 million impairment charge related to trade names of our retail stores segment, which is included as a component of goodwill and intangible asset impairment.

The Company assigned the following useful lives to its intangible assets:

	Useful Life	Location of Amortization Expense
Trade names	Indefinite	—
Below market leases	Remaining lease term	COGS
Co-branded credit card agreement	6.5 years	SG&A
Retail franchise agreement	6 years	SG&A
Gymboree Play & Music reacquired franchise rights	Remaining contractual term	SG&A
Gymboree Play & Music franchise agreements	14 years	SG&A
Above market leases	Remaining lease term	COGS

Net amortization income (expense) is presented below for the fiscal years ended (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Cost of goods sold -
Amortization income	$745	$958	$1,446

Selling, general and administrative expenses -
Amortization expense	$(1,708)	$(2,118)	$(3,842)

We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows in each of the next five fiscal years and thereafter (in thousands):

	Below Market	Above Market	Other
Fiscal	Leases	Leases	Intangibles	Total
2016	$476	$(1,393)	$1,386	$469
2017	335	(1,010)	332	(343)
2018	110	(464)	136	(218)
2019	15	(38)	136	113
2020	15	(38)	136	113
Thereafter	4	(83)	518	439

Total	$955	$(3,026)	$2,644	$573

4.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	January 30, 2016	January 31, 2015
Employee compensation related expenses	$30,881	$23,705
Unredeemed gift cards, gift certificates, merchandise credits and customer deposits	24,809	24,924
Corporate expenses	22,479	21,054
Store operating expenses	9,956	7,822
Accrued interest	8,760	9,845
Sales taxes	2,105	1,554
Other	3,264	5,901

Total	$102,254	$94,805

5.	401(k) Plan

We maintain a voluntary defined contribution 401(k) plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 75% of their compensation to the Plan, not to exceed the dollar limit set by law. Beginning in January 2013, we contribute $1.00 to the plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. Matching contributions to the Plan totaled approximately $2.5 million, $2.3 million, and $2.1 million during fiscal 2015, 2014, and 2013, respectively.

6.	Line of Credit

In September 2015, we entered into the first amendment (the “First Amendment”) to our senior secured asset-based revolving credit facility (“ABL Revolving Facility”) to extend the maturity date of the ABL revolving commitments from March 2017 to the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan (which matures in February 2018) or the Notes (which mature in December 2018), unless such indebtedness is cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such indebtedness.

The ABL Revolving Facility, as amended by the First Amendment, provided financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Revolving Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit. Line of credit borrowings outstanding under the ABL Revolving Facility as of January 30, 2016 and January 31, 2015 were $19.0 million and $33.0 million, respectively. The line of credit available under the ABL Revolving Facility is reduced by letter of credit utilization totaling $27.6 million as of January 30, 2016. Undrawn line of credit availability under the ABL Revolving Facility, after being reduced by outstanding borrowings and letter of credit utilization, was $125.5 million as of January 30, 2016. Average line of credit borrowings during fiscal 2015 and 2014 under the ABL Facility amounted to $51.9 million and $32.0 million, respectively.

Line of credit borrowings under the ABL Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of January 30, 2016, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Revolving Facility was 3.5%. In addition to paying interest on outstanding line of credit borrowings under the ABL Revolving Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum under the amended ABL revolving Facility.

If at any time the aggregate amount of outstanding loans, unreimbursed letter of credit drawings and undrawn letters of credit under the ABL Revolving Facility exceeds the lesser of (a) the commitment amount and (b) the borrowing base, we will be required to repay outstanding loans and/or cash collateralized letters of credit in an aggregate amount equal to such excess, with no reduction of the commitment amount. The ABL Revolving Facility contains financial and other covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. As of January 30, 2016, the ABL Revolving Facility also contains a financial covenant that required the Company to test its consolidated fixed charge coverage ratio when availability under the facility fell below a specified threshold. As of January 30, 2016, we were not required to test compliance with this covenant. The obligations under the ABL Revolving Facility are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL Revolving Facility (see Note 20).

On April 22, 2016, we entered into a second amendment to the ABL Revolving Facility (the ABL Revolving Facility, as so amended, the “ABL Facility” or the “Second Amendment”). The Second Amendment provides for a senior secured term loan (the “ABL Term Loan”) of $50.0 million, subject to a borrowing base, the proceeds of which may be used to finance the acquisition of working capital assets, including the purchase of inventory and equipment, in each case in the ordinary course of business, to finance capital expenditures, to finance permitted acquisitions and for general corporate purposes, including repurchases of the Notes.

The Second Amendment provides that the ABL Term Loan will bear interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. The Second Amendment also provides for a new availability covenant, whereby so long as any amount of the ABL Term Loan remains outstanding, the Company and its restricted subsidiaries must maintain, at all times, (i) Combined Availability (or, an amount equal to (a) the ABL Term Loan borrowing base minus the sum of (b) the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization)) in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base; and (ii) Availability (or an amount equal to the lesser of (A) (I) the revolving credit ceiling minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization) in excess of the greater of (x) $17.5 million and (y) 10% of the lesser of (A) the applicable revolving line of credit borrowing base and (B) the revolving credit ceiling (which as of the date hereof is $225.0 million). The Second Amendment further provides that the Company’s consolidated fixed charge coverage ratio will not be tested as long as the ABL Term Loan remains outstanding. The maturity date for the ABL Term Loan is the same as the maturity date of the ABL revolving commitments discussed above, and all other material affirmative and negative covenants and events of default under the ABL Facility remain substantially unchanged. In addition, the restrictions on amendments to the ABL Facility were amended to provide the agent for the ABL Term Loan and the ABL Term Loan lenders certain consent rights relating to, among other terms and provisions, the borrowing bases, the availability covenant and certain negative covenants.

7.	Long-Term Debt

Long-term debt consists of (in thousands):

	January 30, 2016	January 31, 2015
Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%, net of discount of $732 and $1,054	$768,370	$768,048
Senior notes due December 2018, 9.125%	287,575	346,000

Long-term debt	$1,055,945	$1,114,048

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Facility. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of January 30, 2016, the interest rate under our Term Loan was 5%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2015 operating results and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2016. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2016. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

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

The Notes are unsecured senior obligations of The Gymboree Corporation. The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 20). The guarantees of the Notes are joint and several and will terminate upon the following circumstances: (A) the sale, exchange, disposition or transfer (by merger or otherwise) of (x) the capital stock of the guarantor providing the applicable guarantee, if after such sale, exchange, disposition or transfer such guarantor is no longer a subsidiary of The Gymboree Corporation, or (y) all or substantially all of the assets of such guarantor, (B) the release or discharge of the guarantee by such guarantor of the other indebtedness which resulted in the creation of the subsidiary guarantee by such guarantor under the Indenture, (C) the designation of such guarantor as an “unrestricted subsidiary” under the Indenture or (D) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, in each such case specified in clauses (A) through (D) above in accordance with the requirements therefore set forth in the Indenture.

During fiscal 2015, we repurchased Notes with an aggregate principal amount of $58.4 million for $15.3 million in cash through open market transactions (the “2015 Repurchase”). We recorded a $41.5 million gain on extinguishment of debt, net of $1.6 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

During fiscal 2013, we repurchased Notes with an aggregate principal amount of $25 million for $24.8 million in cash through privately negotiated transactions (the “2013 Repurchase”). We recorded a $0.8 million loss on extinguishment of debt, net of a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

Future minimum principal payments on long-term debt, excluding accretion of original issue discount (“OID”) of $0.7 million, as of January 30, 2016, are as follows (in thousands):

Fiscal years	Principal Payments
2016	$—
2017	6,502
2018	1,050,175

Total	$1,056,677

The table above does not reflect the reduction in principal amount of the Notes as a result of the repurchase of Notes subsequent to the end of fiscal 2015 (see Note 22).

Interest Expense on Long-Term Debt and ABL

Total interest expense reported in the consolidated statements of operations includes interest expense on long-term debt and borrowings under the ABL Revolving Facility of $84.4 million, $81.9 million, and $81.6 million during fiscal 2015, 2014, and 2013, respectively. Amortization of deferred financing costs and accretion of OID are also included in interest expense.

Deferred Financing Costs and OID

Deferred financing costs allocated to the Term Loan and Notes are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs incurred a result of The First Amendment of ABL in September 2015 amounted to $1.7 million. The remaining amortization period allocated to the ABL Revolving Facility (as amended by the First Amendment), which is amortized on a straight-line basis, is 1.9 years. Deferred financing costs allocated to the sale-leaseback financing liability are amortized on a straight-line basis over 10 years (see Note 8). The weighted-average remaining amortization period of the Term Loan, Notes, and ABL is approximately 2.3 years as of January 30, 2016. Amortization of deferred financing costs is recorded in interest expense and was approximately $7.4 million, $6.8 million, and $6.5 million during fiscal 2015, 2014, and 2013, respectively.

Amortization of deferred financing costs for each of the next five fiscal years is estimated to be as follows (in thousands):

Fiscal years	Amount
2016	$7,604
2017	7,934
2018	2,920
2019	90
2020	90
Thereafter	381

Total	$19,019

8.	Sale-leaseback of Dixon Distribution Center

On May 5, 2015, the Company entered into an agreement to sell its distribution center in Dixon, California for gross proceeds of $26.8 million, less closing costs of $0.9 million, or net proceeds of $25.9 million, and entered into a leaseback of the property from the purchaser for a period of 15 years. Approximately $10.9 million of the net proceeds were restricted under the Term Loan to fund capital expenditures or reduce the Term Loan. The total amount of restricted funds was used to fund capital expenditures during fiscal 2015.

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

Payments made by the Company related to the sale-leaseback financing liability during fiscal 2015 totaled $1.3 million, $1.2 million out of which was included in interest expense.

As of January 30, 2016, future payments on the sale-leaseback financing liability, excluding renewals, are as follows (in thousands):

Fiscal years	Payments
2016	$1,800
2017	1,822
2018	1,845
2019	1,868
2020	1,891
Thereafter	31,366

Total payments	40,592
Less amount representing interest	(13,977)

Total sale-leaseback financing liability	26,615
Less current portion of sale-leaseback financing liability - included in accrued liabilities	(208)

Long-term portion of sale-leaseback financing liability	$26,407

As of January 30, 2016, the net carrying value of the Dixon distribution center assets that are included in property and equipment on our consolidated balance sheets amounted to $18.9 million.

9.	Derivative Financial Instruments

We enter into forward foreign exchange contracts with respect to certain purchases in United States dollars (“U.S. dollars”) of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and U.S. dollars. The term of these forward foreign exchange contracts is generally less than one year. These contracts are treated as cash-flow hedges. Amounts reported in accumulated other comprehensive loss related to these forward foreign exchange contracts will be reclassified to COGS over a three-month period. We also enter into forward foreign exchange contracts with respect to short-term intercompany balances between U.S. and Canada. The purpose of these contracts is to protect us from fluctuations in the exchange rates upon the settlement of such balances. These contracts are not designated as hedges. Consequently, changes in the fair value of these contracts are included in other income.

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with the $700 million principal of our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During fiscal 2015, 2014, and 2013, we reclassified approximately $3.9 million, $2.1 million, and $1.1 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate that approximately $4.7 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	January 30, 2016		January 31, 2015
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	6	5,492	6	4,633

Total	10	$705,492	10	$704,633

There were no forward foreign exchange contracts that were not designated as hedges as of January 30, 2016 and January 31, 2015.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands) (see Note 2).

	January 30, 2016	January 31, 2015
	Derivative Liabilities	Derivative Assets
Other Assets
Purchased interest rate caps	$—	$17
Forward foreign exchange contracts	—	96

Total	$—	$113

Accrued Liabilities
Forward foreign exchange contracts	$145	$—

The tables below present the effect of all of our derivative financial instruments on the consolidated statements of operations and comprehensive loss (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (see Note 15).

	Year Ended January 30, 2016
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(17)	Interest expense	$(3,861)
Forward foreign exchange contracts	—	Cost of goods sold	291

Total	$(17)		$(3,570)

	Year Ended January 31, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(582)	Interest expense	$(2,062)
Forward foreign exchange contracts	290	Cost of goods sold	455

Total	$(292)		$(1,607)

	Year Ended February 1, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(365)	Interest expense	$(1,135)
Forward foreign exchange contracts	715	Cost of goods sold	266

Total	$350		$(869)

10.	Lease Incentives and Other Liabilities

Lease incentives and other liabilities consist of the following (in thousands):

	January 30, 2016	January 31, 2015
Above market leases	$3,026	$4,605
Deferred rent	21,078	20,822
Lease allowances	22,795	25,579
Other	2,765	2,671

Total	$49,664	$53,677

11.	Leases

Operating Leases

We lease our retail store locations, corporate headquarters, certain warehouse space and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2026. Store leases typically have 10-year terms and some include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. In January 2016, we subleased part of our corporate headquarters under an operating lease to a third party which will expire in April 2018.

Future minimum rental payments, net of rental receipts totaling approximately $4.9 million through fiscal 2018, under non-cancelable operating leases as of January 30, 2016 are as follows (in thousands):

Fiscal years	Net Payments
2016	$100,500
2017	87,543
2018	65,656
2019	50,535
2020	41,989
Thereafter	86,185

Total future minimum lease payments and receipts, net	$432,408

Rent expense, including other lease required expenses such as common area maintenance expenses, real estate taxes, and utilities, were as follows for the fiscal years ended (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Minimum rent	$106,123	$107,927	$102,482
Other lease required expenses	56,143	55,268	53,678
Percentage rent expense	991	845	788
Amortization income of above and below market leases, net	(745)	(958)	(1,446)

Total rent expense	$162,512	$163,082	$155,502

Capital Lease

During fiscal 2013, we outsourced the fulfillment of www.gymboree.com online customer orders to a third-party fulfillment center in Ohio, under an operating services agreement. The agreement provides us with warehousing, fulfillment and logistics services. Certain assets under the operating services agreement, including leasehold improvements, equipment and software, are treated as a capital lease which commenced in the third quarter of fiscal 2013 and ends in fiscal 2019. Assets recorded under this capital lease were recorded at the present value of minimum lease payments and are amortized over the lease term. Amortization of the capital lease assets, which is included in SG&A in our consolidated statements of operations, amounted to $0.7 million, and $0.7 million during fiscal 2015 and 2014, respectively. As of January 30, 2016 and January 31, 2015, the following assets under capital lease are included under the line property and equipment in our consolidated balance sheets (in thousands):

	January 30, 2016	January 31, 2015
Leasehold improvements	$1,776	$1,776
Furniture, fixtures and equipment	2,326	2,326

Total assets under capital lease	4,102	4,102
Less: Accumulated amortization	(1,724)	(1,011)

Net assets under capital lease	$2,378	$3,091

Annual future minimum obligations under capital lease for each of the next five years, as of January 30, 2016, are as follows (in thousands):

Fiscal Years	Capital Leases
2016	$838
2017	838
2018	838
2019	876

Total minimum lease payments	3,390
Less amount representing interest	(540)

Total future minimum lease payments	2,850
Less current portion of obligation under capital lease	(605)

Obligations under capital lease, less current portion	$2,245

The Company capitalized asset retirement costs and recorded a related asset retirement obligation of $2.0 million at inception of the capital lease for restoration of the leased property to its original condition upon completion of the agreement. These items are included in leasehold improvements and lease incentives and other liabilities, respectively in our consolidated balance sheets. As of January 30, 2016, the asset retirement obligation increased to $2.1 million as a result of accretion expense during fiscal 2015.

On February 25, 2016, the Company entered into an agreement to terminate the operating services agreement described above effective upon exiting from the fulfillment center in Ohio, which is expected to be in May 2016. The fulfillment of our www.gymboree.com online customer orders will continue to be processed at the third-party fulfillment center in Ohio through April 30, 2016. The Company expects to transfer the warehousing, logistics and fulfillment of our www.gymboree.com online customer orders to our distribution center in Dixon, California in May 2016. The Company will continue to pay a monthly minimum fee of approximately $0.7 million until April 30, 2016 and will pay an early termination fee of $8.3 million to the third-party fulfillment center. Payment of the termination fee will relieve the Company of all future obligations to the third-party fulfillment center.

12.	Share-Based Compensation

2010 Equity Incentive Plan

Parent maintains the Giraffe Holding, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) under which non-qualified stock options and other equity-based awards may be granted to eligible employees and directors of, and consultants and advisors to, Parent and its subsidiaries. A maximum of 11,622,231 shares of Parent’s Class A common stock (“Class A common stock”) and 1,291,359 shares of Parent’s Class L common stock (“Class L common stock”) may be delivered in satisfaction of awards granted under the 2010 Plan. As of January 30, 2016, there were 3,449,853 shares of Class A common stock and 383,317 shares of Class L common stock available for the grant of future awards under the 2010 Plan. Shares of stock delivered under the 2010 Plan may be authorized but unissued shares of stock or previously issued shares of stock acquired by Parent.

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

Stock Options

The following table summarizes the stock option activity during fiscal 2015:

	Number of options (in thousands)	Weighted-average exercise price per option	Weighted-average remaining contractual life (in years)
Outstanding at January 31, 2015	809	$28.61	9.6
Granted	1,002	$8.50
Forfeited	(944)	$24.85

Outstanding at January 30, 2016	867	9.47	8.7

Vested and expected to vest at January 30, 2016 (1)	759	$9.61	8.7
Exercisable at January 30, 2016	242	$11.98	8.2

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The outstanding options granted by Parent to employees of the Company allow each grantee to purchase units of shares of Parent’s Class A and Class L common stock. Each unit consists of 9 shares of Parent’s Class A and 1 share of Class L common stock. The fair value of a unit was determined to be $8.50, $8.50, and $45.00 for fiscal 2015, 2014, and 2013, respectively, by the Company using the Option Pricing Method, which considers the various equity securities as call options on the total equity value, giving consideration to the rights and preferences of each class of equity. The various classes of equity are modeled as call options that give their owners the right, but not the obligation, to buy the underlying equity value at a predetermined (or exercise) price. The options each have a term of ten years and vest over a five-year period based only on time-based service conditions.

The weighted-average fair value of options granted under the 2010 Plan was estimated to be $6.11, $4.43, and $30.49 per unit on the date of grant using the Black-Scholes option valuation model for fiscal 2015, 2014, and 2013, respectively. For purposes of this model, no dividends have been assumed. Expected stock price volatility was determined based on the historical and implied volatilities of comparable companies and based on each of the guideline company’s longest term traded options, where available. The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards.

The fair value of each stock option granted was estimated using the assumptions below for the fiscal years ended:

	January 30, 2016	January 31, 2015	February 1, 2014
Expected dividend rate	—	—	—
Expected volatility	81.4%	80.9%	75.2%
Risk-free interest rate	1.9%	2.1%	1.4%
Expected lives (years)	6.5	6.5	6.5

As of January 30, 2016, there was approximately $7.1 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options, which is expected to be recognized over a weighted-average period of 4.0 years.

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

As of January 30, 2016 and January 31, 2015, there were approximately 6,000 and 19,000 RUs, respectively, with a grant date fair value of $45.00 per unit that were outstanding. During fiscal 2015, there were approximately 13,000 RUs with a grant date fair value of $45.00 per unit that vested.

As of January 30, 2016, there was approximately $0.2 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested RUs that is expected to be recognized over a weighted average period of 0.8 years. The total fair value of RUs that vested during fiscal 2015 and fiscal 2014 was $0.1 million and $0.1 million, respectively.

Share-Based Compensation Expense

Share-based compensation expense included as a component of SG&A expenses was $3.4 million, $4.6 million, and $5.8 million during fiscal 2015, 2014, and 2013, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

The share-based compensation expense during fiscal 2015 includes $0.2 million of upfront incremental share-based compensation expense related to a modification of certain employee stock options on May 27, 2015. The terms of the modification include a change in exercise price for certain employees with stock options that were outstanding as of May 27, 2015. As of January 30, 2016, there were approximately $0.7 million of unrecognized incremental compensation expense that will be recognized over an average period of 3.7 years.

The share-based compensation expense during fiscal 2014 includes $0.3 million of upfront incremental share-based compensation expense related to a modification of certain employee stock options on December 12, 2014. The terms of the modification include changes in exercise price and vesting period for certain employees with stock options that were outstanding as of December 12, 2014. As of January 30, 2016, there were approximately $0.5 million of unrecognized incremental compensation expense that will be recognized over an average period of 3.9 years.

We recognized $0.1 million of income tax benefit and $0.4 million of income tax expense, before valuation allowance, related to share-based compensation expense during fiscal 2015 and 2014, respectively. We recognized $1.4 million of income tax benefits, before valuation allowance, related to share-based compensation expense during fiscal 2013. In the third quarter of fiscal 2013, we established a valuation allowance against certain deferred tax assets, which eliminates existing tax benefits related to share-based compensation expense in the current and prior years. For fiscal 2015, 2014, and 2013 we reported no excess tax benefits as financing cash inflows.

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

Each award will only vest and become payable if a “Payment Event” (e.g., an occurrence of sale or a qualified IPO as defined in the Phantom Plan) occurs at a time when the award is outstanding. Upon the occurrence of a Payment Event, the Company is obligated to make a payment in cash to the holder of the award equal to the product of (i) the value of the Pool and (ii) (A) the number of conditionally vested Units that were outstanding under the participant’s award immediately prior to the Payment Event divided by (B) 1,000,000. All Units subject to the award will conditionally vest in full upon the occurrence of a “Sale” (as defined in the Phantom Plan). If the Payment Event is not a Sale, any portion of an award that is not then conditionally vested will remain eligible to conditionally vest in accordance with its original conditional vesting schedule. With respect to Units that conditionally vest after the occurrence of a Payment Event, if any, on the date such Units conditionally vest, the Company will make a payment in cash to the holder of the award equal to the product of (i) the value of the Pool and (ii) (A) the number of Units that conditionally vested on such date divided by (B) 1,000,000.

A summary of activity under the Phantom Plan was as follows:

Number of units (in thousands)
Outstanding at January 31, 2015	677
Granted	179
Forfeited	(99)

Outstanding at January 30, 2016	757

Since payment is contingent upon a Payment Event, share-based compensation expense will be recorded on these awards in the period that a Payment Event occurs.

13.	Income Taxes

The pre-tax (loss) income attributable to foreign and domestic operations was as follows for the fiscal years ended (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Foreign	$5,482	$(21,813)	$(4,372)
United States	(8,534)	(632,118)	(203,435)

Total	$(3,052)	$(653,931)	$(207,807)

The provision for (benefit from) income taxes consists of the following for the fiscal years ended (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Current:
Federal	$(76)	$(510)	$2,065
State	2,502	2,360	2,214
Foreign	4,196	2,796	(2,882)

Total current	6,622	4,646	1,397

Deferred:
Federal	(937)	(71,131)	(3,291)
State	(24)	(8,072)	1,821
Foreign	51	737	(1,383)

Total deferred	(910)	(78,466)	(2,853)

Total expense (benefit)	$5,712	$(73,820)	$(1,456)

A reconciliation of the statutory federal income tax rate with our effective income tax rate was as follows for the fiscal years ended:

	January 30, 2016	January 31, 2015	February 1, 2014
Statutory federal rate	35.0%	35.0%	35.0%
State income taxes, net of income tax (expense) benefit	(20.9)	0.8	1.1
Benefit from intraperiod allocation	31.2	—	—
Increase in valuation allowances	(128.7)	(3.8)	(12.7)
Impact of foreign operations
(net of foreign tax deductions/credit)	19.6	(0.1)	(0.6)
Non-deductible goodwill impairment	—	(20.3)	(23.6)
Cancellation of non-qualified stock options	(31.1)	(0.3)	(0.3)
Reserves	—	—	0.4
Federal credits	13.6	0.1	0.9
Enhanced charitable contributions	18.5	0.1	0.3
Tax reserves	(39.2)	—	—
Other	(1.6)	0.2	—

Effective tax rate	(103.6)	11.7	0.5
Noncontrolling interest	(83.5)	(0.4)	0.2

Total effective tax rate	(187.1)%	11.3%	0.7%

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, were as follows (in thousands):

	January 30, 2016	January 31, 2015
Deferred tax assets:
Inventory	$7,667	$8,031
Deferred revenue	2,820	2,858
State taxes	4,550	4,160
Reserves	11,154	7,152
Stock compensation	4,210	4,159
Deferred rent	9,454	9,594
Net operating loss carryforwards	31,606	37,463
Charitable contribution carryovers	5,875	5,299
Tax credits	8,174	7,400
Sales-leaseback financing liability	10,471	—
Other	3,391	7,387

Gross deferred tax assets	99,372	93,503
Valuation allowance	(63,183)	(58,582)

Total deferred tax assets	$36,189	$34,921

Deferred tax liabilities:
Prepaid expenses	$(2,221)	$(2,317)
Fixed asset basis differences	(20,877)	(17,096)
Intangibles	(131,205)	(131,325)
Other	(3,275)	(5,449)

Total deferred tax liabilities	$(157,578)	$(156,187)

Net deferred tax liabilities	$(121,389)	$(121,266)

As of January 30, 2016 and January 31, 2015, the total valuation allowance against deferred tax assets was $63.2 million and $58.6 million, respectively. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal, unitary state, and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of January 30, 2016, our net operating loss carryforwards and tax credit carryforwards, with expiration dates, were as follows (in millions):

	January 30, 2016	Expiration Dates
Federal net operating loss	$65.5	2030 to 2034
State net operating loss	$40.5	2023 to 2034
China net operating loss	$20.7	2016 to 2020
Australia net operating loss	$1.5	Indefinite
Tax credits	$7.0	2017 to 2035
Other tax credits	$2.3	Indefinite

We had unrecognized tax benefits of $6.4 million, $5.6 million, and $6.6 million as of fiscal year-end 2015, 2014, and 2013, respectively. Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Balance at beginning of period	$5,638	$6,565	$8,562
Gross increases - tax positions in current period	265	473	814
Gross increases - tax positions in prior period	1,467	322	335
Gross decreases - tax positions in prior period	(16)	(1,217)	(2,187)
Settlements	(350)	(31)	(178)
Lapsed statutes of limitations	(410)	(241)	(353)
Decreases based on currency translation adjustments	(148)	(233)	(428)

Balance at end of period	$6,446	$5,638	$6,565

As of fiscal year-end 2015, 2014, and 2013, $4.1 million, $3.5 million, and $3.6 million, respectively, of unrecognized tax benefits would affect the effective tax rate if recognized. Additionally, as of fiscal year-end 2015, 2014, and 2013, $2.3 million, $2.1 million, and $3.0 million, respectively, of unrecognized tax benefits would result in adjustments to other tax accounts if recognized.

We recognize interest and penalties on income tax contingencies in income tax expense. We recognized income tax expense of $229,000, an income tax expense of $33,000, and an income tax benefit of $102,000 during fiscal 2015, 2014, and 2013, respectively, related to interest expense on income taxes. We also recognized income tax benefits of $81,000, $58,000, and $70,000 during fiscal 2015, 2014, and 2013, respectively, related to penalties on income taxes. As of January 30, 2016, we had a liability for interest on income taxes of $859,000 and a liability for penalties on income taxes of $487,000. As of January 31, 2015, we had a liability for interest on income taxes of $919,000 and a liability for penalties on income taxes of $568,000. As of February 1, 2014, we had a liability for interest on income taxes of $889,000 and a liability for penalties on income taxes of $626,000.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $6.4 million as of January 30, 2016 will decrease by as much as $0.8 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

The Company and its domestic subsidiaries file income tax returns with federal, state and local tax authorities within the United States. Our foreign affiliates file income tax returns in various foreign jurisdictions, the most significant of which is Canada. With few exceptions, we are no longer subject to United States federal, state, local or foreign examinations by tax authorities for tax years before 2008.

14.	Commitments and Contingencies

Commitments

Amounts representing estimated inventory and other purchase obligations used in the normal course of business as of January 30, 2016 are as follows:

	Payments due by period
	Less than
($ in thousands)	1 year	1-3 years	3-5 years	After 5 years	Total
Inventory purchase obligations (1)	$182,439	$—	$—	$—	$182,439
Other purchase obligations (2)	25,961	35,239	14,006	706	75,912

Total contractual cash obligations	$208,400	$35,239	$14,006	$706	$258,351

(1)

Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)

Other purchase obligations include annual commitments of approximately $8.8 million through the second quarter of fiscal 2019 under the operating services agreement related to a third party fulfillment center (see Note 11). Also included in other purchase obligations are commitments for professional services, information technology and fixtures and equipment.

As described in Note 11, the Company terminated the operating services agreement on February 25, 2016. The table above does not reflect the impact of the termination of the operating service agreement.

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

15.	Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, as of the fiscal years ended (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
Foreign currency translation	$(9,236)	$(7,043)	$623
Accumulated changes in fair value of derivative financial instruments, net of tax benefit	(1,586)	(4,188)	(5,503)

Total accumulated other comprehensive loss	$(10,822)	$(11,231)	$(4,880)

Changes in accumulated OCI balance by component were as follows for the fiscal years ended (in thousands):

	January 30, 2016
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(4,188)	$(7,043)	$(11,231)

Other comprehensive loss recognized before reclassifications	(17)	(2,817)	(2,834)
Amounts reclassified from accumulated other comprehensive loss to earnings	3,570	—	3,570
Tax expense	(951)	—	(951)

Net current-period other comprehensive income (loss)	2,602	(2,817)	(215)

Other comprehensive loss attributable to noncontrolling interest	—	624	624

Ending balance	$(1,586)	$(9,236)	$(10,822)

	January 31, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(292)	(8,108)	(8,400)
Amounts reclassified from accumulated other comprehensive loss to earnings	1,607	—	1,607

Net current-period other comprehensive income (loss)	1,315	(8,108)	(6,793)

Other comprehensive loss attributable to noncontrolling interest	—	442	442

Ending balance	$(4,188)	$(7,043)	$(11,231)

	February 1, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income recognized before reclassifications	350	26	376
Amounts reclassified from accumulated other comprehensive loss to earnings	869	—	869

Net current-period other comprehensive income	1,219	26	1,245

Other comprehensive income attributable to noncontrolling interest	—	(211)	(211)

Ending balance	$(5,503)	$623	$(4,880)

16.	Dividends

During fiscal 2014 and 2013, we distributed $0.2 million and $0.9 million, respectively, in the form of a dividend to our indirect parent, Giraffe Holding, Inc. (“Parent”). The dividend was used by Parent’s shareholders, which are investment funds sponsored by Bain Capital Private Equity, LP (“Bain Capital”), to repurchase shares.

During fiscal 2013, we distributed $6.7 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund part of their equity investment in the VIE (see Note 19).

Equity investments received by the VIEs as capital contributions from affiliate of Parent during fiscal 2014 and 2013 were $1.0 million and $15.9 million, respectively. The VIEs did not receive any capital contributions during fiscal 2015.

17.	Related Party Transactions

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3.0 million, which fee will be reduced by $270,000 until such time as Bain Capital notifies the Company in writing, and reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. These amounts are recorded as a component of SG&A expenses in our consolidated statement of operations.

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

Franchise Agreements

In April 2014, Gymboree Play Programs, Inc. (“GPPI”), a wholly owned subsidiary of the Company, entered into a 10-year Master Franchise agreement with Gymboree Tianjin, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd. Under the Master Franchise Agreement, Gymboree Tianjin is given the rights as the master franchisor of Play & Music centers in the People’s Republic of China (“PRC”) Territory, specifically the rights to award and service unit franchises in the PRC, as well as the rights to operate primary Play & Music centers in the PRC. GPPI receives a percentage of royalties and franchise fees earned by Gymboree Tianjin. Prior to the April 2014 Master Franchise Agreement, GPPI and Gymboree Tianjin had a Master Service Agreement (as amended in November 2012), whereby Gymboree Tianjin was allowed to enter into agreements directly with the unit franchises and issue tax invoices to the unit franchises. Gymboree Tianjin paid GPPI fees for consulting services provided under the Master Service Agreement. All intercompany revenues and expenses have been eliminated in consolidation.

In December 2011, we entered into a ten-year Retail Store Franchise Agreement with Gymboree China, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd., to develop, own and operate Gymboree branded retail stores and website(s) to market and sell Gymboree branded products in the PRC Territory under the Gymboree license and trademarks. Under the terms of the agreement, Gymboree China will purchase inventory from us and pay us royalties on retail sales within the PRC Territory. All intercompany revenues and expenses have been eliminated in consolidation.

Related Party Transactions – Excluding VIEs

We incurred approximately $3.1 million, $3.1 million, and $3.6 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital during the fiscal 2015, 2014, and 2013, respectively. As of January 30, 2016 and January 31, 2015, we had a payable balance of $0.2 million, to Bain Capital.

We incurred approximately $1.8 million, $1.9 million, and $2.6 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the fiscal 2015, 2014, and 2013, respectively. As of January 30, 2016 and January 31, 2015, we had a payable balance of $0.1 million and $0.3 million, respectively, to LogicSource.

As of January 31, 2015, we had a receivable balance of $0.2 million from our indirect parent, Giraffe Holding, Inc., which relates primarily to income taxes and withholding taxes.

Related Party Transactions –VIEs

In September 2015, Gymboree Tianjin entered into an unsecured entrusted loan agreement with Lionbridge Financing Leasing (China) Co., Ltd. (“Lionbridge”), an indirect majority-owned company of Bain Capital Lionbridge Cayman Ltd., and Shanghai Pudong Development Bank (“SPD Bank”) for $1.7 million, whereby Lionbridge was the borrower and SPD Bank was the trustee. The loan bears interest at 10% per annum and matures in March 2016. The loan receivable is included in accounts receivable in the consolidated balance sheet as of January 30, 2016.

During 2015, Gymboree Tianjin sold $0.2 million of equipment to Lionbridge who subsequently leased the equipment to Gymboree Tianjin’s Play & Music franchisees. As a result of these transactions, Gymboree Tianjin had a $0.2 million receivable due from Lionbridge as of year-end which is included in the consolidated balance sheet as of January 30, 2016.

Our VIEs incurred $0.5 million in management fees from Bain Capital Advisors (China) Ltd. during each of the fiscal years ended 2015, 2014, and 2013, respectively.

As of January 30, 2016 and January 31, 2015, our VIEs had a balance of $1.1 million payable to their indirect parent, Gymboree Investment Holding GP, Ltd., related to funds used to pay operating costs of the VIEs.

As of January 30, 2016 and January 31, 2015, our VIEs had a payable balance of $0.4 million due to Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs, related to funds used to pay operating costs of the VIEs. The Company is part of a related party group that controls Gymboree Hong Kong Limited.

18.	Segment Information

We have four reportable segments: retail stores (including online stores), Gymboree Play & Music, International Retail Franchise (“Retail Franchise”), and one reportable segment related to the activities of our consolidated VIEs. These reportable segments were identified based on how our business is managed and evaluated by our chief operating decision maker, who is the Chief Executive Officer. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross profit is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each retail store segment has similar products, production processes and type and class of customer. Corporate overhead (costs related to our distribution centers and shared corporate services) is included in the retail stores segment.

Below is a summary of net sales and gross profit of each reportable segment for the fiscal years ended (in thousands):

	January 30, 2016
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,177,193	$17,119	$22,198	$40,693	$(9,852)	$1,247,351
Gross profit	$439,325	$12,028	$12,248	$29,510	$(6,868)	$486,243

	January 31, 2015
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,172,626	$17,143	$19,907	$26,354	$(7,290)	$1,228,740
Gross profit	$432,286	$12,476	$11,158	$18,711	$(6,083)	$468,548

	February 1, 2014
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
Net sales	$1,191,498	$15,066	$22,252	$20,685	$(4,932)	$1,244,569
Gross profit	$443,960	$10,684	$11,577	$14,168	$(4,375)	$476,014

Net retail sales of the retail stores segment by brand and the VIE were as follows for the fiscal years ended (in thousands):

				Total
	Gymboree (1)	Janie and Jack	Crazy 8	Before VIE	VIE	Total
January 30, 2016	$752,627	$145,695	$278,871	$1,177,193	$7,413	$1,184,606
January 31, 2015	$764,145	$133,246	$275,235	$1,172,626	$5,850	$1,178,476
February 1, 2014	$803,920	$118,978	$268,600	$1,191,498	$5,678	$1,197,176

(1)	This includes the net retail sales for Gymboree Retail and Gymboree Outlet operating segments.

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Intersegment revenues for each reportable segment were as follows for the fiscal years ended (in thousands):

	Intersegment Revenues
	Retail	Gymboree	International Retail
	Stores	Play & Music	Franchise	VIEs	Total
January 30, 2016	$—	$9,187	$665	$—	$9,852
January 31, 2015	$—	$6,739	$551	$—	$7,290
February 1, 2014	$—	$4,388	$544	$—	$4,932

Below is a summary of total assets of each reportable segment as of the fiscal years ended (in thousands):

	Total Assets
	Retail	Gymboree	International Retail		Intersegment
	Stores	Play & Music	Franchise	VIEs	Elimination	Total
January 30, 2016	$1,043,890	$59,701	$28,791	$25,795	$(1,433)	$1,156,744
January 31, 2015	$1,078,973	$60,190	$28,886	$21,449	$(1,555)	$1,187,943

We attribute retail store revenues to individual countries based on the selling location. Gymboree Play & Music sales are attributable to the U.S. geographic segment. For Gymboree International Retail Franchise, all sales were attributed to the U.S. geographic segment. VIE sales are attributable to the international geographic segment.

Net sales of our two geographical areas, United States and international, were as follows during the fiscal years ended (in thousands):

	January 30, 2016	January 31, 2015	February 1, 2014
United States	$1,159,331	$1,153,428	$1,172,490
International	88,020	75,312	72,079

Total	$1,247,351	$1,228,740	$1,244,569

Property and equipment, net, of our two geographical areas were as follows as of the fiscal years ended (in thousands):

	January 30, 2016	January 31, 2015
United States	$150,037	$172,378
International	8,441	10,053

Total	$158,478	$182,431

19.	Variable Interest Entities

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

The following tables reflect the impact of the VIEs on the condensed consolidated statements of operations for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014 and the condensed consolidated balance sheets as of January 30, 2016 and January 31, 2015 (in thousands):

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	Year Ended January 30, 2016
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Net sales	$1,216,510	$40,693	$(9,852)	$1,247,351
Cost of goods sold	(752,909)	(11,183)	2,984	(761,108)
Selling, general and administrative expenses	(425,933)	(25,119)	6,803	(444,249)

Operating income	37,668	4,391	(65)	41,994
Other non-operating expense	(44,706)	(340)	—	(45,046)

(Loss) income before income taxes	(7,038)	4,051	(65)	(3,052)
Income tax expense	(3,073)	(2,639)	—	(5,712)

Net (loss) income	(10,111)	1,412	(65)	(8,764)
Net income attributable to noncontrolling interest	—	(1,412)	—	(1,412)

Net loss attributable to The Gymboree Corporation	$(10,111)	$—	$(65)	$(10,176)

	Year Ended January 31, 2015
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Net sales	$1,209,676	$26,354	$(7,290)	$1,228,740
Cost of goods sold	(753,756)	(7,643)	1,207	(760,192)
Selling, general and administrative expenses	(1,022,894)	(22,902)	6,044	(1,039,752)

Operating loss	(566,974)	(4,191)	(39)	(571,204)
Other non-operating (expense) income	(82,746)	19	—	(82,727)

Loss before income taxes	(649,720)	(4,172)	(39)	(653,931)
Income tax benefit (expense)	75,654	(1,834)	—	73,820

Net loss	(574,066)	(6,006)	(39)	(580,111)
Net loss attributable to noncontrolling interest	—	6,006	—	6,006

Net loss attributable to The Gymboree Corporation	$(574,066)	$—	$(39)	$(574,105)

	Year Ended February 1, 2014
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Net sales	$1,228,816	$20,685	$(4,932)	$1,244,569
Cost of goods sold	(762,595)	(6,517)	557	(768,555)
Selling, general and administrative expenses	(587,524)	(18,056)	4,468	(601,112)

Operating loss	(121,303)	(3,888)	93	(125,098)
Other non-operating (expense) income	(82,954)	247	(2)	(82,709)

Loss before income taxes	(204,257)	(3,641)	91	(207,807)
Income tax benefit	1,138	317	1	1,456

Net loss	(203,119)	(3,324)	92	(206,351)
Net loss attributable to noncontrolling interest	—	3,324	—	3,324

Net loss attributable to The Gymboree Corporation	$(203,119)	$—	$92	$(203,027)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	January 30, 2016
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$8,541	$9,623	$—	$18,164
Other current assets	232,502	11,222	(1,433)	242,291

Total current assets	241,043	20,845	(1,433)	260,455
Non-current assets	891,339	4,950	—	896,289

Total assets	$1,132,382	$25,795	$(1,433)	$1,156,744

Current liabilities	$217,596	$14,618	$(1,162)	$231,052
Non-current liabilities	1,263,117	463	—	1,263,580

Total liabilities	1,480,713	15,081	(1,162)	1,494,632

Total stockholders’ deficit	(348,331)	—	(271)	(348,602)
Noncontrolling interest	—	10,714	—	10,714

Total liabilities and stockholders’ deficit	$1,132,382	$25,795	$(1,433)	$1,156,744

	January 31, 2015
	Balance Before
	Consolidation			As
	of VIEs	VIEs	Eliminations	Reported
Cash and cash equivalents	$8,559	$9,961	$—	$18,520
Other current assets	235,123	6,261	(1,555)	239,829

Total current assets	243,682	16,222	(1,555)	258,349
Non-current assets	924,367	5,227	—	929,594

Total assets	$1,168,049	$21,449	$(1,555)	$1,187,943

Current liabilities	$205,674	$11,088	$(1,373)	$215,389
Non-current liabilities	1,304,384	435	—	1,304,819

Total liabilities	1,510,058	11,523	(1,373)	1,520,208

Total stockholders’ deficit	(342,009)	—	(182)	(342,191)
Noncontrolling interest	—	9,926	—	9,926

Total liabilities and stockholders’ deficit	$1,168,049	$21,449	$(1,555)	$1,187,943

20.	Condensed Guarantor Data

The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Notes, subject to the customary automatic release provisions described above (see Note 7). The following condensed consolidating financial information presents the financial position, results of operations, comprehensive income (loss) and cash flows of The Gymboree Corporation and the guarantor and non-guarantor subsidiaries. The VIE financial results are included in those of the non-guarantor subsidiaries. Intercompany transactions are eliminated.

During fiscal 2015, our guarantor subsidiaries distributed $3.2 million dividend and $25.9 million capital distribution to The Gymboree Corporation. During fiscal 2014, our guarantor subsidiaries distributed $3.0 million dividend to The Gymboree Corporation.

During fiscal 2015 and 2014, non-guarantor subsidiaries distributed $7.4 million and $1.8 million in the form of capital distributions to The Gymboree Corporation.

Also during fiscal 2014, our Canadian subsidiary, which is part of the non-guarantor subsidiaries, issued common shares to The Gymboree Corporation valued at $18.5 million. No cash was exchanged since we immediately net settled $15.3 million and $3.2 million of intercompany liabilities payable to The Gymboree Corporation related to business operations and to our Advanced

Pricing Agreement, respectively. The $18.5 million is a non-cash investing and financing activity for purposes of the condensed consolidating statements of cash flows. During fiscal 2014, our Canadian subsidiary repurchased common shares from The Gymboree Corporation valued at $3.2 million.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$3,479	$1,152,123	$57,423	$(28,419)	$1,184,606
Gymboree Play & Music	—	7,928	33,284	—	41,212
Retail Franchise	—	21,533	—	—	21,533
Intercompany revenue	65,069	36,675	3,163	(104,907)	—

Total net sales	68,548	1,218,259	93,870	(133,326)	1,247,351
Cost of goods sold, including buying and occupancy expenses	(8,867)	(735,890)	(47,646)	31,295	(761,108)

Gross profit	59,681	482,369	46,224	(102,031)	486,243
Selling, general and administrative expenses	(92,311)	(413,514)	(40,353)	101,929	(444,249)

Operating (loss) income	(32,630)	68,855	5,871	(102)	41,994
Interest income	6	9	99	—	114
Interest expense	(84,464)	(1,526)	—	—	(85,990)
Gain on extinguishment of debt	41,522	—	—	—	41,522
Other (expense) income, net	(428)	159	(423)	—	(692)

(Loss) income before income taxes	(75,994)	67,497	5,547	(102)	(3,052)
Income tax benefit (expense)	24,815	(27,104)	(3,423)	—	(5,712)
Equity in earnings of affiliates, net of tax	41,003	—	—	(41,003)	—

Net (loss) income	(10,176)	40,393	2,124	(41,105)	(8,764)
Net income attributable to noncontrolling interest	—	—	(1,412)	—	(1,412)

Net (loss) income attributable to The Gymboree Corporation	$(10,176)	$40,393	$712	$(41,105)	$(10,176)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(10,176)	$40,393	$2,124	$(41,105)	$(8,764)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,193)	—	(2,834)	2,210	(2,817)
Unrealized net gain (loss) on cash flow hedges, net of tax	2,602	—	(289)	289	2,602

Total other comprehensive income (loss), net of tax	409	—	(3,123)	2,499	(215)

Comprehensive (loss) income	(9,767)	40,393	(999)	(38,606)	(8,979)
Comprehensive income attributable to noncontrolling interest	—	—	(788)	—	(788)

Comprehensive (loss) income attributable to The Gymboree Corporation	$(9,767)	$40,393	$(1,787)	$(38,606)	$(9,767)

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of January 30, 2016
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$982	$3,001	$14,181	$—	$18,164
Accounts receivable, net of allowance	1,073	21,149	4,474	—	26,696
Merchandise inventories	—	197,655	9,587	(600)	206,642
Prepaid income taxes	1,511	516	169	—	2,196
Prepaid expenses	3,359	2,800	598	—	6,757
Intercompany receivable	—	673,936	1,376	(675,312)	—

Total current assets	6,925	899,057	30,385	(675,912)	260,455
Property and equipment, net	13,518	136,020	8,940	—	158,478
Goodwill	—	363,207	9,530	—	372,737
Other intangible assets, net	—	340,968	43	—	341,011
Deferred financing costs	18,338	681	—	—	19,019
Other assets	—	1,348	4,107	(411)	5,044
Investment in subsidiaries	1,410,631	—	—	(1,410,631)	—

Total assets	$1,449,412	$1,741,281	$53,005	$(2,086,954)	$1,156,744

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$10,065	$97,665	$1,463	$—	$109,193
Accrued liabilities	27,941	60,863	13,450	—	102,254
Line of credit borrowings	19,000	—	—	—	19,000
Current obligation under capital lease	—	605	—	—	605
Intercompany payable	668,968	—	6,944	(675,912)	—

Total current liabilities	725,974	159,133	21,857	(675,912)	231,052
Long-term liabilities:
Long-term debt	1,055,945	—	—	—	1,055,945
Long-term sale-leaseback financing liability	—	26,407	—	—	26,407
Long-term obligation under capital lease	—	2,245	—	—	2,245
Lease incentives and other liabilities	4,455	46,117	4,167	—	54,739
Deferred income taxes	11,640	113,015	—	(411)	124,244

Total liabilities	1,798,014	346,917	26,024	(676,323)	1,494,632
Total stockholders’ (deficit) equity	(348,602)	1,394,364	16,267	(1,410,631)	(348,602)
Noncontrolling interest	—	—	10,714	—	10,714

Total liabilities and stockholders’ (deficit) equity	$1,449,412	$1,741,281	$53,005	$(2,086,954)	$1,156,744

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(92,312)	$115,473	$9,179	$(3,200)	$29,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,861)	(12,903)	(2,649)	—	(21,413)
Increase in restricted cash	(10,863)	—	—	—	(10,863)
Decrease in restricted cash	10,863	—	—	—	10,863
Capital distribution from subsidiaries	33,221	—	—	(33,221)	—
Increase in related party loan receivable	—	—	(1,741)	—	(1,741)
Proceeds from sale of assets	—	—	353	—	353
Intercompany transfers	3,470	(98,159)	(657)	95,346	—
Other	—	2	199	—	201

Net cash provided by (used in) investing activities	30,830	(111,060)	(4,495)	62,125	(22,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	91,790	(720)	4,276	(95,346)	—
Proceeds from ABL facility	470,000	—	—	—	470,000
Payments on ABL facility	(484,000)	—	—	—	(484,000)
Repurchase of notes	(15,325)	—	—	—	(15,325)
Proceeds from sale-leaseback financing liability	—	26,750	—	—	26,750
Payments on capital lease and sale-leaseback financing liability	—	(686)	—	—	(686)
Payments for deferred financing costs	(1,679)	(895)	—	—	(2,574)
Dividend to The Gymboree Corporation	—	(3,200)	—	3,200	—
Capital distribution to The Gymboree Corporation	—	(25,863)	(7,358)	33,221	—
Dividend payment to parent	(11)	—	—	—	(11)

Net cash provided by (used in) financing activities	60,775	(4,614)	(3,082)	(58,925)	(5,846)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,050)	—	(1,050)

Net (decrease) increase in cash and cash equivalents	(707)	(201)	552	—	(356)
CASH AND CASH EQUIVALENTS:
Beginning of Period	1,689	3,202	13,629	—	18,520

End of Period	$982	$3,001	$14,181	$—	$18,164

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

21.	Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Operations (in thousands).

During the fourth quarter of fiscal 2015, we repurchased Notes with an aggregate principal amount of $58.4 million for $15.3 million in cash through open market transactions and recorded a $41.5 million gain on extinguishment of debt, net of a $1.6 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

During the third quarter of fiscal 2014, we recorded non-cash charges related to goodwill impairment of $378.8 million and trade name impairment of $212.6 million (see Note 3). In addition, during the third quarter of fiscal 2014, we recorded an income tax benefit of $78.2 million related to trade name impairment.

	Fiscal 2015 Quarter Ended				Fiscal
	May 2, 2015	August 1, 2015	October 31, 2015	January 30, 2016	2015 Total
Net sales
Retail	$261,732	$256,991	$289,653	$376,230	$1,184,606
Gymboree Play & Music	8,648	11,667	9,921	10,976	41,212
Retail Franchise	5,689	4,807	5,867	5,170	21,533

Total net sales	$276,069	$273,465	$305,441	$392,376	$1,247,351

Gross profit	$105,357	$100,660	$122,781	$157,445	$486,243
Goodwill and intangible asset impairment	$—	$—	$—	$—	$—
Operating income (loss)	$647	$(2,706)	$14,215	$29,838	$41,994
Net (loss) income	$(22,480)	$(25,394)	$(9,652)	$48,762	$(8,764)
Net (loss) income attributable to The Gymboree Corporation	$(23,025)	$(26,562)	$(10,028)	$49,439	$(10,176)

	Fiscal 2014 Quarter Ended				Fiscal
	May 3, 2014	August 2, 2014	November 1, 2014	January 31, 2015	2014 Total
Net sales
Retail	$259,124	$253,376	$304,265	$361,711	$1,178,476
Gymboree Play & Music	6,832	7,319	7,744	9,013	30,908
Retail Franchise	6,054	3,608	4,810	4,884	19,356

Total net sales	$272,010	$264,303	$316,819	$375,608	$1,228,740

Gross profit	$108,358	$96,364	$125,921	$137,905	$468,548
Goodwill and intangible asset impairment	$—	$—	$(591,396)	$—	$(591,396)
Operating income (loss)	$6,068	$(10,776)	$(579,154)	$12,658	$(571,204)
Net loss	$(15,003)	$(32,853)	$(522,394)	$(9,861)	$(580,111)
Net loss attributable to The Gymboree Corporation	$(13,431)	$(31,153)	$(522,075)	$(7,446)	$(574,105)

22. Subsequent Events

Subsequent to year-end, we made additional purchases of Notes, such that together with repurchases of Notes made in the fourth quarter of fiscal 2015, we have repurchased $135.4 million aggregate principal amount of Notes for $41.5 million since the beginning of the fourth quarter of fiscal 2015, capturing approximately $93.9 million of discount.

On April 26, 2016, the Company announced a cash tender offer (the “Tender Offer”) to purchase the maximum aggregate principal amount of its outstanding Notes that it can purchase for $40,000,000, excluding accrued interest. The Tender Offer is scheduled to expire at 11:59 p.m., New York City time, on May 23, 2016, unless extended by the Company in its sole discretion. The Tender Offer is subject to a number of conditions and, if consummated, is expected to be financed with the proceeds from the ABL Term Loan.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of January 30, 2016. In making this assessment, management used the criteria established in Internal Control – Integrated Framework released in 2013 (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management believes that, as of January 30, 2016, the Company maintained effective internal control over financial reporting based on the criteria established in the 2013 Framework.

Changes in Internal Control over Financial Reporting

During the Company’s fourth quarter of fiscal 2015, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal. Directors are elected at an annual meeting of stockholders.

Below is a list of the names, ages as of March 31, 2016 and positions, and a brief account of the business experience, of the individuals who serve as our executive officers and directors:

Name	Age	Position	Committee Membership

Mark Breitbard	48	Chief Executive Officer, Director

Andrew North	43	Chief Financial Officer

Weizhong (“Wilson”) Zhu (1)	63	Chief Sourcing and Production Officer

Kimberly Sentovich	48	Executive Vice President of Stores and Logistics

Elizabeth Schumacher	52	Executive Vice President, General Manager of Gymboree and Gymboree Outlet

Peter Sassi	54	Chief Planning Officer

Joshua Bekenstein	57	Director	Compensation Committee

Maxine Clark	67	Director

Jordan Hitch	49	Director	Compensation Committee

Marko Kivisto	40	Director	Audit Committee

Lewis Klessel	48	Director	Audit Committee

Mark Weikel	60	Director	Audit Committee

(1)	Effective February 1, 2016, Mr. Zhu has transitioned to the role of a Senior Advisor to the Company.

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

Kimberly Sentovich joined The Gymboree Corporation in May 2015 as Executive Vice President of Stores and Logistics. Prior to joining The Gymboree Corporation, Ms. Sentovich served as Senior Vice President of Pacific Division from January 2010 to April 2015 and as Vice President, Region General Manager from November 2008 to December 2009 of Wal-Mart Stores, Inc. Ms. Sentovich also served in a variety of roles with The Home Depot, Inc. from January 1993 to September 2008, including as Vice President of Merchandising and Regional Vice President of Operations.

Elizabeth Schumacher joined The Gymboree Corporation in April 2015 as Executive Vice President, General Manager of Gymboree and Gymboree Outlet. Prior to joining The Gymboree Corporation, Ms. Schumacher served as Senior Vice President and General Manager of Merchandising at J. C. Penney Company, Inc. from July 2012 to January 2014. Ms. Schumacher also served various roles at American Eagle Outfitters, Inc. from January 2005 to June 2012, including as Senior Vice President of Merchandising from 2006 to 2012. Ms. Schumacher also served as Vice President and General Manager of Merchandising of the BabyGap Division of Gap, Inc. from 2002 to 2005.

Peter Sassi joined The Gymboree Corporation in November 2015 as Chief Planning Officer. Prior to joining The Gymboree Corporation, Mr. Sassi served as Senior Vice President of Stores for Williams-Sonoma brand at Williams-Sonoma, Inc. until July 2015. Prior to that position, Mr. Sassi also served as Senior Vice President of Inventory Management for Williams-Sonoma brand at Williams-Sonoma, Inc. for more than 10 years. Mr. Sassi also served lead planning and distribution roles at Gap, Inc. and Macy’s, Inc. prior to joining Williams-Sonoma, Inc.

Joshua Bekenstein has been a director on our Board and a director of Parent since November 2010. Mr. Bekenstein is currently a Managing Director at Bain Capital, having joined the firm at its inception in 1984. Mr. Bekenstein serves as a board member of Bob’s Discount Furniture, Bombardier Recreational Products, Inc., Bright Horizons Family Solutions, Inc., Burlington Stores, Inc., Dollarama, Inc., The Michaels Companies, Inc., and Waters Corporation. Prior to joining Bain Capital, Mr. Bekenstein spent two years as a consultant at Bain & Company. Mr. Bekenstein received an M.B.A. from Harvard Business School and a B.A. from Yale University. Mr. Bekenstein possesses valuable financial expertise, including extensive experience with capital markets transactions and investments in both public and private companies. Mr. Bekenstein’s service as a member of the boards of directors of several other companies provides him with substantial knowledge of a full range of corporate and board functions.

Maxine Clark has been a director on our Board and a director of Parent since November 2014. Ms. Clark is a founder of and served as a Chief Executive Officer at Build-A-Bear Workshop Inc. from 1997 to June 2013. Ms. Clark served as the President at Build-A-Bear Workshop Inc. from its inception in 1997 until April 2004 and served as its Chairman from April 2000 to 2012. Prior to founding Build-A-Bear Workshop Inc. in 1997, Ms. Clark served as the President and Chief Merchandising Officer at Payless Shoesource Inc. from November 1992 to January 1996. Ms. Clark served as an Executive Vice President at Softlines for Venture Stores, Inc. from 1988 to 1992. Ms. Clark has been a member of the board of directors of Foot Locker, Inc. since 2013. Ms. Clark has been a member of the Board of Directors of Teach for America since 2005. Ms. Clark also serves as a member of the board of several non-profit organizations, including the board of trustees of Washington University in St. Louis, the board of directors of PBS.org and Nine Network of Public Media, the board of directors of Parents as Teachers and the board of directors of Beyond Housing. Ms. Clark earned a Bachelor’s degree in journalism from the University of Georgia, an Honorary Doctor of Laws from Saint Louis University-St Louis and an Honorary Doctor of Humane Letters, Education from University of Missouri-Saint Louis.

Jordan Hitch has been a director on our Board and a director of Parent since November 2010. Mr. Hitch previously served as a Managing Director of Bain Capital, having joined the firm in 1997. Prior to joining Bain Capital, Mr. Hitch was a consultant at the consulting firm Bain & Company where he worked in the financial services, healthcare and utility industries. Previously, Mr. Hitch worked for Nalco Chemical Co., a water treatment and process improvement company, as an Area Manager. Mr. Hitch received an MBA, with distinction, from the University of Chicago Graduate School of Business. He received a Bachelor’s degree in Mechanical Engineering from Lehigh University. Mr. Hitch also serves as a director of the Burlington Stores, Bright Horizons Family Solutions, Inc. and Gymboree China.

Marko Kivisto has been a director on our Board since February 2011 and a director of Parent since December 2010. Mr. Marko Kivisto has been a Principal of AVALT Holdings since September 2015. Mr. Kivisto has been the Senior Vice President of Corporate Development at C&S Wholesale Grocers since July 2014 where he is responsible for the company’s merger and acquisition and capital market related activities. Prior to joining C&S Wholesale Grocers, Mr. Kivisto worked at Bain Capital for over seven years where he was an investment principal. Prior to joining Bain Capital, Mr. Kivisto was a manager at Bain & Company for six years where he advised clients on corporate strategy, mergers and acquisition, turnaround management, and operations improvement. Mr. Kivisto received an MBA from The Wharton School at the University of Pennsylvania. He received a B.S. degree in Chemical Engineering from Queen’s University.

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

Mark Weikel has been a director on our Board and a director of Parent since November 2014. Mr. Weikel has been a Senior Business Advisor at Luxottica Group SpA from April 2014 to December 2014. Mr. Weikel was President and Chief Executive Officer of Retail Optical North America at Luxottica Group SpA from January 2013 to March 2014. Mr. Weikel served as President and General Manager of Lenscrafters at Luxottica Group SpA from January 2011 until January 2013. He served as Senior Vice President and General Manager of Sunglass Hut North America at Luxottica Group SpA from February 2010 until January 2011. Mr. Weikel provided oversight and leadership to the finance, planning and allocation, business planning and operations, sourcing and production, human resources, brand marketing, visual merchandising, product/merchandising and stores functions in his roles at Luxottica Group SpA. Mr. Weikel has been a member of the Board of Directors of 2020 On-Site Optometry since December 2015. Mr. Weikel has been a member of the board of directors of Tractor Supply Company since February 2014, and serves on its compensation committee and audit committee. Mr. Weikel graduated with a B.S. degree in accounting from Indiana State University in Evansville, completed the executive program from the University of Michigan at Ann Arbor and is a Certified Public Accountant in the state of Indiana.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In general, this section focuses on, and provides a description of, our executive compensation philosophy and objectives and a discussion of each of the key elements of our compensation programs for fiscal 2015 as they applied to the individuals identified in the Summary Compensation Table, referred to in this report as the “named executive officers.” Our named executive officers for fiscal 2015 were:

•	Mark Breitbard, Chief Executive Officer;

•	Andrew North, Chief Financial Officer;

•	Wilson Zhu, Chief Sourcing and Production Officer; (1)

•	Kimberly Sentovich, Executive Vice President of Stores and Logistics; (2)

•	Elizabeth Schumacher, Executive Vice President, General Manager of Gymboree and Gymboree Outlet; (3)

•	Peter Sassi, Chief Planning Officer; (4) and

•	Joelle Maher, former Chief Operating Officer. (5)

(1)	Effective February 1, 2016, Mr. Zhu transitioned to the role of a Senior Advisor to the Company.
(2)	Ms. Sentovich joined the Company on May 4, 2015.
(3)	Ms. Schumacher joined the Company on April 29, 2015.
(4)	Mr. Sassi joined the Company on November 2, 2015.
(5)	Ms. Maher’s employment with the Company terminated effective June 1, 2015.

Compensation Discussion and Analysis

General Philosophy and Objectives

During fiscal 2015, the Compensation Committees of the board of directors of each of Gymboree and Parent (together, the “Compensation Committee”) in consultation with the boards of directors and our Chief Executive Officer (other than with respect to his own compensation) were responsible for determining the compensation of our named executive officers, including base salary, cash bonus opportunities and long-term incentive awards. The philosophy of the Compensation Committee was that executive compensation should be used to attract, reward and retain highly-qualified executives in a performance-oriented environment that recognizes individual performance as well as achievement of specific Company goals. Consistent with this philosophy, we tied a significant portion of senior executive compensation during fiscal 2015 to our financial and business performance.

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

In fiscal 2015, we did not benchmark our executive compensation against peer companies. Compensation amounts historically have been highly individualized and discretionary, based largely on the collective experience and judgment of our Compensation Committee members, along with input from our Chief Executive Officer and other executive officers, as appropriate. Approvals by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee and alignment with our overall strategic direction and goals.

In addition, our review of compensation generally relies on both quantitative and qualitative indicators of individual and Company performance in determining total compensation, including the achievement of pre-established earnings targets and other performance metrics, succession planning and retention.

Components of Executive Compensation

During fiscal 2015, we compensated our named executive officers principally through a combination of base salary, cash bonus opportunities and long-term incentive awards. We believe that offering executive officers a total compensation package that includes a significant portion of at-risk, performance-based awards aligns the interests of the officers with those of our stockholders.

Base Salaries

The first key component of executive compensation is base salary. The amount of base salary paid to each of our named executive officers for fiscal 2015 is set forth in the “Summary Compensation Table” below.

The amount of the base salary we paid to each of our named executive officers in fiscal 2015 was subject to the terms of an employment agreement, offer letter or letter agreement between us and the named executive officer. These employment contracts were negotiated with each named executive officer at the time he or she joined the Company or assumed a role as an executive officer. The Compensation Committee determined the level of each named executive officer’s base salary by relying on the experience of its members in setting compensation with other executives with similar roles at other portfolio companies of our sponsor with which they are involved and based on the outcome of negotiations with the named executive officers. Ms. Schumacher’s annual base salary was increased from $400,000 to $420,000 in November 2015 due to her successful performance during fiscal 2015 and internal pay equity considerations among our senior executives.

Cash Bonuses

The second key component of executive compensation for fiscal 2015 was our cash bonus program. The Gymboree Compensation Committee granted award opportunities to our named executive officers with respect to fiscal 2015 under The Gymboree Corporation Executive Bonus Plan (the “Executive Bonus Plan”). The Executive Bonus Plan provides financial incentives to executive officers and other members of management who are in a position to drive our financial performance and meet strategic goals.

For fiscal 2015, the Compensation Committee selected Adjusted EBITDA targets because it believed that this measure strongly correlates with stockholder value creation and improvement in this measure aligns with our overall growth strategy. We see Adjusted EBITDA as among the most critical of our financial metrics because we believe it captures our success at balancing growth and profitability. Please see “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” above for a reconciliation of Adjusted EBITDA to our net loss.

For fiscal 2015, the Compensation Committee approved a cash bonus program under the Executive Bonus Plan that would result in cash bonuses being payable at 100% if our target Adjusted EBITDA goal was met and 200% if our maximum Adjusted EBITDA goal was met, with cash bonuses becoming payable if a threshold Adjusted EBITDA goal was met. If our actual Adjusted EBITDA had been achieved at a level between the target Adjusted EBITDA goal and the threshold Adjusted EBITDA goal or the maximum Adjusted EBITDA goal, respectively, the amount of cash bonuses payable to our named executive officers would have been adjusted to reflect that level of achievement in accordance with a payout curve approved by the Compensation Committee.

The following table illustrates the cash bonus opportunities and payouts to our named executive officers for fiscal 2015:

Name	Target payout (% of base salary)	Actual payout (% of base salary)	Actual payout (% of target payout)
Mark Breitbard	100%	60%	60%
Andrew North	50%	30%	60%
Wilson Zhu	50%	30%	60%
Kimberly Sentovich (1)	50%	30%	60%
Elizabeth Schumacher (1)	50%	31%	60%
Peter Sassi	50%	30%	60%
Joelle Maher	75%	—	—

(1)

The target bonuses for Mss. Sentovich and Schumacher were increased from 40% to 50% effective November 8, 2015, and their annual bonuses for the Company’s 2015 fiscal year were based on the increased targets, retroactive to the beginning of the fiscal year. We determined that the increases in the target bonuses for Mss. Sentovich and Schumacher were appropriate in light of their successful performance during fiscal 2015 and internal pay equity considerations among our senior executives.

In addition, in connection with her hiring, we agreed to pay Ms. Schumacher a signing bonus in the amount of $150,000. We determined that this one-time payment was an important component of securing her services, given our requirement that she relocate from Texas to the San Francisco Bay Area.

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

All of our equity incentive awards are made under the 2010 Equity Incentive Plan (the “2010 EIP”). Under the 2010 EIP, each award is made with respect to units of Parent common stock (each, a “Unit”), each consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock of Parent. In fiscal 2015, we granted 20,000 stock options to Mr. Breitbard. We also granted 40,000 stock options, 30,000 stock options, and 30,000 stock options to Ms. Sentovich, Ms. Schumacher, and Mr. Sassi, respectively, under the 2010 EIP pursuant to the terms of their respective offer letter. The Compensation Committee determined the size of the equity awards granted to Mr. Breitbard, Ms. Sentovich, Ms. Schumacher, and Mr. Sassi in fiscal 2015 after considering the Company’s retention and hiring needs, and by relying on the experiences of the Compensation Committee’s members in issuing such awards to other executives with similar roles at other portfolio companies of our sponsor with which the members are involved.

In May 2015, Parent reduced the exercise price of all stock options held by substantially all of our active employees, including all named executive officers (other than Mss. Sentovich and Schumacher, whose stock options were granted in June 2015, and Mr. Sassi who was not employed by us at the time). The exercise price of all options so modified is now $8.50 per Unit, which was the fair market value of a Unit on the date of the modification. The Compensation Committee determined that the stock option modifications were an appropriate means of re-aligning the incentives of employees with Parent’s current circumstances and giving our leadership team a meaningful stake in our future growth in light of unforeseen challenges to our business affecting the incentive value of previously granted stock options. The Compensation Committee viewed the modification of exercise prices as an appropriate adjustment to the stock option exchange program that was completed in December 2014, under which all active employees were given the opportunity to exchange their stock options for stock options with a lower exercise price and a longer vesting schedule.

Other than the grants described above, there were no other grants made to our named executive officers in fiscal 2015.

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

Mr. North was granted an award under the Phantom Plan in fiscal 2015 in connection with his commencement of employment in late 2014. Each of Mss. Sentovich and Schumacher was granted an award under the Phantom Plan in fiscal 2015 in connection with her commencement of employment in May 2015 and April 2015, respectively. Mr. Breitbard was also granted an award under the Phantom Plan in fiscal 2015. Mr. Breitbard’s award was granted after evaluating market conditions and to further the Company’s objective of retaining Mr. Breitbard. Each of our named executive officers, with the exception of Mr. Sassi and Mss. Sentovich and Schumacher, continued to conditionally vest in awards granted to them in fiscal 2013, subject to the terms of the applicable award agreements.

Other Benefits

Severance Benefits

We believe that reasonable severance benefits support employee retention. We continue to believe that the severance benefits we provide are competitive with those offered by comparable companies.

Each of our named executive officers (other than Ms. Maher) is entitled to severance benefits under the terms of an employment agreement or The Gymboree Corporation Management Severance Plan (the “Severance Plan”), which is described below in “Potential Payments upon Termination of Employment or a Change in Control”). In connection with the termination of her employment, Ms. Maher received certain severance benefits pursuant to the terms of the Severance Plan and a separation agreement with the Company, as described below in “Potential Payments upon Termination of Employment or a Change in Control.”

The only contractual benefits for a named executive officer in the event of a termination of employment and/or a change of control are under the agreements and plans noted above and described in more detail in “Potential Payments upon Termination of Employment or a Change in Control.”

Retirement Plans

In fiscal 2015, we maintained a 401(k) plan in which named executive officers were eligible to participate on the same basis as our other U.S.-based employees. Under the matching formula under the 401(k) plan, we match 100% of the first 4% of a participant’s compensation that he or she contributes to the 401(k) plan. We believe that our 401(k) plan serves as an important tool to attract and retain our named executive officers, and that we would be at a competitive disadvantage if we did not offer a retirement plan.

Perquisites and Other Benefits

During fiscal 2015, our named executive officers received certain other benefits and perquisites. The primary perquisite for executives at and above the level of Vice President consisted of reimbursement of up to 1% of base salary for tax-related and other financial planning services. We also reimbursed employees at and above the level of Vice President for all medical, dental and vision insurance premiums and we paid life and disability insurance premiums for all eligible employees. Certain other benefit programs had been made available to eligible employees, including our named executive officers, including discounts on our products. We believe that the cost of providing these perquisites and other benefits is reasonable relative to their value to our named executive officers.

Tax Treatment

Because our common stock is not currently publicly traded, our executive compensation arrangements are not subject to the provisions of Section 162(m) of the Internal Revenue Code, which limit the deductibility of compensation paid to certain individuals to $1 million, excluding qualifying performance-based compensation and certain other compensation.

Advisory Vote on Executive Compensation

The Company is not subject to the “say on pay” rules under Section 14A of the Securities Exchange Act of 1934 and therefore the Company’s stockholders were not required to vote on the Company’s executive compensation in fiscal 2015.

Executive Compensation Tables

The following table sets forth information regarding compensation for each of our named executive officers for fiscal years 2015, 2014, and 2013 (to the extent applicable). All numbers are rounded to the nearest dollar.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2015, 2014, AND 2013

Non-Equity
					Stock		Option	Incentive Plan	All Other
		Salary	Bonus		Awards		Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($) (1)	($) (2)		($) (3)		($) (4)	($) (5)	($) (6)	($ )
Mark Breitbard Chief Executive Officer	2015 2014 2013	$850,000 850,000 850,000	$	— — —	$	— — 1,000,035	$470,932 367,683 6,225,380	$510,000 — —	$15,436 27,974 42,481	$1,846,368 1,245,657 8,117,896

Andrew North Chief Financial Officer	2015 2014	$400,000 84,615	$	— —	$	— —	$87,263 220,855	$120,000 —	$2,647 100,718	$609,910 406,188

Wilson Zhu Chief Sourcing and Production Officer	2015 2014 2013	$388,000 388,000 82,077	$	— — 60,000	$	— — 750,015	$61,030 46,823 1,037,428	$116,400 — —	$10,808 22,542 150,922	$576,238 457,365 2,080,442

Kimberly Sentovich Executive Vice President of Stores and Logistics	2015	$323,250		$—		$—	$244,372	$96,975	$1,658	$666,255

Elizabeth Schumacher Executive Vice President, General Manager, Gymboree and Gymboree Outlet	2015	$309,230		$150,000		$—	$183,279	$94,500	$2,884	$739,893

Peter Sassi Chief Planning Officer	2015	$105,000		$—		$—	$183,303	$31,500	$—	$319,803

Joelle Maher Former Chief Operating Officer	2015 2014 2013	$181,923 550,000 306,731	$	— — 350,000	$	— — —	$104,624 93,098 1,772,946	$ — — —	$727,131 13,945 2,924	$1,013,678 657,043 2,432,601

(1)

Reflects the dollar amount of base salary paid in the fiscal year, including any salary increases and decreases effective during the year. Amounts paid to Mss. Sentovich, Schumacher and Maher and Mr. Sassi in fiscal 2015 reflect their employment for only a portion of our fiscal year.

(2)

The amount shown for fiscal 2015 reflect Ms. Schumacher’s signing bonus ($150,000) paid to her in connection with her hiring in fiscal 2015. The amounts shown for fiscal 2013 reflect the following: for Ms. Maher, the amount of the signing bonus ($100,000) paid to her in connection with her hiring in fiscal 2013 plus the amount of her guaranteed annual bonus ($250,000) under her offer letter; for Mr. Zhu, the amount of the signing bonus paid to him under his offer letter.

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

(4)

Except as noted below, reflects the aggregate grant date fair value of stock options granted under our 2010 EIP computed in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. The fair value of stock options is calculated based on the Black-Scholes option valuation model: (i) with respect to fiscal 2015, using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in this annual report; (ii) with respect to fiscal 2014, using the assumptions disclosed in Note 11 to the Company’s audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on April 30, 2015; and (iii) with respect to fiscal 2013, using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on May 2, 2014. The fair values in this column exclude the effect of estimated forfeitures. Amounts shown for fiscal 2015 with respect to Messrs. Breitbard, North and Zhu, as well as Ms. Maher, reflect the incremental fair value of the modification of the stock options granted to the named executive officer computed in accordance with FASB ASC Topic 718, as described above under “Compensation Discussion and Analysis – Components of Executive Compensation – Equity Compensation – 2010 Equity Incentive Plan.” Amounts shown for fiscal 2014 with respect to Messrs. Breitbard and Zhu and Ms. Maher reflect the incremental fair value of the replacement stock options granted to the named executive officer over the options tendered in the option exchange program noted above under “Compensation Discussion and Analysis – Components of Executive Compensation – Equity Compensation – 2010 Equity Incentive Plan.”

(5)

The amounts shown for fiscal 2015 for Messrs. Breitbard, North, Zhu, and Sassi and Mss. Sentovich and Schumacher reflect the amount of non-equity incentive earned under the Executive Bonus Plan for fiscal 2015. Under the terms of the Executive Bonus Plan, Mss. Sentovich’s and Schumacher’s and Mr. Sassi’s bonus opportunities were pro-rated to reflect the portion of fiscal 2015 that he or she was employed.

(6)	The “All Other Compensation” column for fiscal 2015 with respect to each of our named executive officers reflects payment of the following amounts:

Name	Medical, Dental and Vision Insurance Premiums ($) (1)	401(k) Company Match Contributions ($)	Severance and Other Fees ($) (2)
Mark Breitbard	$6,344	$9,092	$—
Andrew North	2,647	—	—
Wilson Zhu	4,839	5,969	—
Kimberly Sentovich	—	1,658	—
Elizabeth Schumacher	1,269	1,615	—
Peter Sassi	—	—	—
Joelle Maher	3,871	—	723,260

(1)	Reflects medical, dental, and vision insurance premiums, the full cost of which is reimbursed to the executive by the Company.
(2)

In connection with Ms. Maher’s departure, she received a one-time payment of $91,667, which was paid to her on July 31, 2015. In connection with her cessation of employment, Ms. Maher also received severance in accordance with the terms of her participation in the Severance Plan, as well as an additional payment equal to $81,593.

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2015

The following table provides information regarding grants of plan-based awards for each of our named executive officers for fiscal 2015:

		Potential Payouts Under Non-Equity Incentive Plan Awards
	Grant	Threshold	Target	Maximum	All Other Stock Awards: Number of Units	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	($) (1)	($) (1)	($) (1)	(#)	(#)	($/Unit)	($)
Mark Breitbard
Executive Bonus Plan		$—	$850,000	$1,700,000
2010 EIP	05/27/2015				—	200,000	$8.50	$348,746	(2)
2010 EIP	06/17/2015				—	20,000	8.50	122,186	(3)

Andrew North
Executive Bonus Plan		$—	$200,000	$400,000
2010 EIP	05/27/2015				—	50,000	$8.50	$87,263	(2)

Wilson Zhu
Executive Bonus Plan		$—	$194,000	$388,000
2010 EIP	05/27/2015				—	35,000	$8.50	$61,030	(2)

Kimberly Sentovich
Executive Bonus Plan		$—	$161,033	$322,066
2010 EIP	06/17/2015				—	40,000	$8.50	$244,372	(2)

Elizabeth Schumacher
Executive Bonus Plan		$—	$159,808	$319,615
2010 EIP	06/17/2015				—	30,000	$8.50	$183,279	(2)

Peter Sassi
Executive Bonus Plan		$—	$52,500	$105,000
2010 EIP	11/13/2015				—	30,000	$8.50	$183,303	(3)

Joelle Maher
Executive Bonus Plan		$—	$135,989	$271,978
2010 EIP	05/27/2015				—	60,000	$8.50	$104,624	(2)

(1)

Reflects award opportunities for each named executive officer under the Executive Bonus Plan for fiscal 2015. Under the terms of the Executive Bonus Plan, Mss. Sentovich’s, Schumacher’s, and Maher’s and Mr. Sassi’s bonus opportunities were pro-rated to reflect the portion of fiscal 2015 that each executive was employed.

(2)

Reflects the incremental fair value of the stock options held by the named executive officer that were modified in fiscal 2015, as described above under “Compensation Discussion and Analysis – Components of Executive Compensation – Equity Compensation – 2010 Equity Incentive Plan.”

(3)

Reflects the aggregate grant date fair value of stock options granted under our 2010 EIP computed in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreement with Mr. Breitbard. The Company and Parent entered into an employment agreement with Mr. Breitbard that became effective on January 14, 2013. The agreement has no specified term and provides Mr. Breitbard with an annual salary of $850,000 and an annual cash bonus with a target of 100% and a maximum of 200% of his annual base salary.

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

Offer Letter with Ms. Sentovich. The Company entered into an offer letter with Ms. Sentovich dated March 25, 2015. The offer letter does not provide for employment for a specified term. The offer letter provides Ms. Sentovich with an annual salary of $431,000 and an annual cash bonus with a target of 40% of her annual base salary, with a maximum annual cash bonus equal to 80% of her annual base salary, pro-rated based on her time in her position. Effective November 8, 2015, Ms. Sentovich’s cash bonus target rate was increased from 40% to 50% of her annual base salary and a maximum annual cash bonus opportunity equal to 100% of her annual base salary, with such changes being applied retroactively to the beginning of fiscal year 2015 for purposes of determining her fiscal 2015 bonus.

Under her offer letter, Ms. Sentovich was also entitled to receive a one-time grant of options to purchase 40,000 Units, subject to time-based vesting over five years. On June 17, 2015, in satisfaction of this obligation, Ms. Sentovich was granted 40,000 Parent stock options with a per Unit exercise price of $8.50.

Under Ms. Sentovich’s offer letter, she is also entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Ms. Schumacher. The Company entered into an offer letter with Ms. Schumacher dated March 27, 2015. The offer letter does not provide for employment for a specified term. The offer letter provides Ms. Schumacher with an annual salary of $400,000 and an annual cash bonus with a target of 40% of her annual base salary, with a maximum annual cash bonus equal to 80% of her annual base salary, pro-rated based on her time in her position. In addition, the offer letter obligated us to pay Ms. Schumacher a one-time signing bonus in the amount of $150,000, which she will be required to repay to the Company if her employment is terminated by the Company for cause or if she voluntarily terminates her employment within twelve months of the commencement of her employment with the Company. Effective November 8, 2015, Ms. Schumacher’s annual salary was increased from $400,000 to $420,000. In addition, her cash bonus target rate was increased from 40% to 50% of her annual base salary with a maximum annual cash bonus opportunity equal to 100% of her annual base salary, with such changes being applied retroactively to the beginning of fiscal year 2015 for purposes of determining her fiscal 2015 bonus.

Under her offer letter, Ms. Schumacher was also entitled to receive a one-time grant of options to purchase 30,000 Units, subject to time-based vesting over five years. On June 17, 2015, in satisfaction of this obligation, Ms. Schumacher was granted 30,000 Parent stock options with a per Unit exercise price of $8.50.

Under Ms. Schumacher’s offer letter, she is also entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Mr. Sassi. The Company entered into an offer letter with Mr. Sassi dated October 18, 2015. The offer letter does not provide for employment for a specified term. The offer letter provides Mr. Sassi with an annual salary of $420,000 and an annual cash bonus with a target of 50% of his annual base salary, with a maximum annual cash bonus equal to 100% of his annual base salary, pro-rated based on his time in his position.

Under his offer letter, Mr. Sassi was also entitled to receive a one-time grant of options to purchase 30,000 Units, subject to time-based vesting over five years. On November 13, 2015, in satisfaction of this obligation, Mr. Sassi was granted 30,000 Parent stock options with a per Unit exercise price of $8.50.

Under Mr. Sassi’s offer letter, he is also entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Ms. Maher. On June 18, 2013, the Company entered into an offer letter with Ms. Maher. The offer letter does not provide for employment for a specified term. The offer letter provided Ms. Maher with an annual salary of $550,000 and an annual cash bonus with a target of 75% of her annual base salary, with a maximum annual cash bonus equal to 150% of her annual base salary.

Ms. Maher received severance payments in connection with her resignation, which was effective June 1, 2015. See “Potential Payments upon Termination or Change of Control” below.

Units Granted Under Phantom Plan. As described above, in fiscal 2013, the Compensation Committee granted awards of phantom units under the Phantom Plan to each of our named executive officers other than Messrs. North and Sassi and Mss. Sentovich and Schumacher who were not employed by us at the time. Mr. North and Mss. Sentovich and Schumacher were granted phantom units under the Phantom Plan in fiscal 2015. In fiscal 2015, Mr. Breitbard was granted an award of an additional 15,488 phantom units under the Phantom Plan. The number of phantom units subject to each named executive officer’s award (other than Ms. Maher’s) is as follows: Mr. Breitbard (187,573 phantom units), Mr. North (38,719 phantom units), Mr. Zhu (40,010 phantom units), Ms. Sentovich (15,488 phantom units), and Ms. Schumacher (11,616 phantom units). Following the termination of her employment, Ms. Maher continues to hold 10,153 phantom units. Mr. Sassi has not been granted any phantom units.

OUTSTANDING EQUITY AWARDS AT 2015 FISCAL YEAR-END

The following table provides information regarding the number of Units underlying outstanding equity awards for each named executive officer as of January 30, 2016:

	Option Awards (1)				Stock Awards (1)
Name	Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($ ) (2)	Option Expiration Date (3)	Number of Units of Stock That Have Not Vested (#) (4)	Market Value of Units of Stock That Have Not Vested ($ )(5)
Mark Breitbard	72,000	128,000	$8.50	12/12/2024	—	$—
Mark Breitbard	—	20,000	$8.50	06/17/2025	—	$—
Andrew North	10,000	40,000	$8.50	12/09/2024	—	$—
Wilson Zhu	9,800	25,200	$8.50	12/12/2024	5,555	$47,218
Kimberly Sentovich	—	40,000	$8.50	06/17/2025	—	$—
Elizabeth Schumacher	—	30,000	$8.50	06/17/2025	—	$—
Peter Sassi	—	30,000	$8.50	11/13/2025	—	$—
Joelle Maher	—	—	—	—	—	$—

(1)	All stock options and restricted Units referenced in this table were granted under the 2010 EIP.
(2)	The exercise price per Unit of each stock option is equal to or greater than the fair market value of a Unit on the grant date.
(3)	All options have a maximum 10-year term.
(4)

All restricted Units are subject to a three-year vesting schedule, with one-third vesting annually on the anniversary of the date Mr. Zhu commenced employment with us (November 18, 2013), subject to the named executive officer’s continued employment or other service with the Company through the applicable vesting date.

(5)	Reflects the number of restricted Units outstanding on January 30, 2016, multiplied by the fair market value of a Unit as of that date ($8.50).

OPTION EXERCISES AND STOCK VESTED IN FISCAL 2015

The following table provides information regarding the number of restricted Units in which our named executive officer vested during the fiscal year that ended on January 30, 2016. None of our named executive officers exercised any stock options during fiscal 2015.

Stock Awards
Name	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($) (2)
Mark Breitbard	7,407	$62,960
Andrew North	—	—
Wilson Zhu	5,556	47,226
Kimberly Sentovich	—	—
Elizabeth Schumacher	—	—
Peter Sassi	—	—
Joelle Maher	—	—

(1)

Pursuant to the terms of his respective employment agreement or offer letter, Mr. Breitbard and Mr. Zhu were granted 22,223 and 16,667 restricted Units, respectively, which vest as to one-third of the restricted Units on each of the first three anniversaries of the date the named executive officer commenced employment with us (January 14, 2013, in the case of Mr. Breitbard, and November 18, 2013, in the case of Mr. Zhu), subject to the named executive officer’s continued employment with the Company through the applicable vesting date.

(2)	Amounts represent the number of restricted Units vesting during fiscal 2015 multiplied by the fair market value of a Unit on the vesting date ($8.50 in each case).

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

Severance and Restrictive Covenants.

Employment Agreement with Mr. Breitbard. Pursuant to Mr. Breitbard’s employment agreement, in the event that Mr. Breitbard’s employment is terminated by the Company without cause or if he resigns for good reason, he will be entitled to receive severance in an aggregate amount equal to the sum of 1.5 times his annual base salary payable in equal installments over 18 months, a pro-rated annual bonus for the year of termination based on actual performance (not to exceed 100% of his target annual bonus) and the annual bonuses Mr. Breitbard would have been entitled to receive based on actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus will be based on target). If Mr. Breitbard’s employment is terminated by the Company without cause, or due to his death or disability, or if he resigns for good reason, all of his unvested restricted Units will become fully vested and a pro-rated portion of his options will become vested. Under the terms of his agreement, Mr. Breitbard is obligated not to solicit Company employees during and for 18 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment. Mr. Breitbard’s right to the severance and accelerated vesting of his equity incentive awards in the event of his termination of employment without cause by the Company or his resignation for good reason are contingent upon him executing and not revoking an effective release of claims, not violating the non-solicitation provision that applies to him, and not materially violating the confidentiality provisions that apply to him.

If Mr. Breitbard’s employment is terminated due to death or disability, he will be entitled to receive a pro-rated annual bonus for the year of termination based on actual performance.

All bonus-related amounts are payable at the same time such amounts are paid under the annual bonus plan.

Offer Letters with Mr. North, Mr. Zhu, Ms. Sentovich, Ms. Schumacher and Mr. Sassi. Under the offer letters with Mr. North, Mr. Zhu, Ms. Sentovich, Ms. Schumacher, and Mr. Sassi, the named executive officer is entitled to participate in the Severance Plan, which is described below. In addition, Mr. North and Mr. Zhu are each obligated not to solicit Company employees during and for 12 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment.

Consulting Arrangement with Ms. Maher. In connection with her departure, the Company engaged Ms. Maher to provide certain transition consulting services to the Company and its affiliates. In consideration of such services, Ms. Maher entered into a consulting agreement pursuant to which she was entitled to a one-time payment of $91,667, which was paid to her on July 31, 2015.

Severance Plan. Under the Severance Plan, each of Mr. North, Mr. Zhu, Ms. Sentovich, Ms. Schumacher and Mr. Sassi is entitled to receive a severance benefit equal to 100% of his or her base salary (payable as salary continuation) in the event of a termination by the Company without cause or by the executive for good reason as well as, provided that he or she timely elects COBRA coverage, continued Company-paid health and certain other insurance benefits for 12 months following such termination. Each named executive officer’s right to payment under the Severance Plan is contingent upon the executive signing and not revoking an effective release of claims and not violating the restrictive covenants that apply to him or her. The Severance Plan will remain in effect indefinitely, although it may be terminated at any time at the discretion of the Board or an authorized committee thereof.

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

Effect of Change in Control on Outstanding Phantom Units. Because the value of the phantom units granted under the Phantom Plan was not readily determinable as of the last business day of our 2015 fiscal year, no amounts are disclosed below relating to their potential vesting in connection with a change in control of the parent of the Company.

Potential Payments Table. Amounts payable in connection with a termination of employment or a change of control shown in the table below assume a qualifying termination of employment on January 30, 2016, the last business day of our 2015 fiscal year. Because the fair market value of a Unit did not exceed the exercise price of any of outstanding stock options held by named executive officers as of January 30, 2016, our named executive officers would receive no current benefit on account of such acceleration and therefore no amounts are shown in the table below in respect of the value of accelerated stock options. Amounts shown in the table also do not include (i) accrued but unpaid salary or (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers.

Name	Benefit	Termination of Employment without Cause or for Good Reason without Change of Control	Termination of Employment without Cause or for Good Reason on date of Change of Control	Change of Control without Termination of Employment	Termination of Employment due to Death or Disability
Mark Breitbard	Severance (1)	$2,550,000	$2,550,000	$—	$—
	Benefits continuation (2)	22,837	22,837	—	—

Andrew North	Severance (1)	400,000	400,000	—	—
	Benefits continuation (2)	6,352	6,352	—	—

Wilson Zhu	Severance (1)	388,000	388,000	—	—
	Benefits continuation (2)	11,614	11,614	—	—
	Acceleration of restricted Units (3)	47,218	47,218	47,218	47,218

Kimberly Sentovich	Severance (1)	431,000	431,000	—	—
	Benefits continuation (2)	7,814	7,814	—	—

Elizabeth Schumacher	Severance (1)	420,000	420,000	—	—
	Benefits continuation (2)	15,224	15,224	—	—

Peter Sassi	Severance (1)	420,000	420,000	—	—
	Benefits continuation (2)	15,094	16,352	—	—

Joelle Maher	Severance and consulting fees (4)	723,260	—	—	—

(1)

Amounts of severance shown above assume, in each case, an involuntary termination of employment by the Company without cause or by the executive for good reason that would entitle the executive to benefits under his or her employment agreement or the Severance Plan, as applicable. Severance amounts consist of (i) 300% of Mr. Breitbard’s current base salary (equal to 1.5 times his current base salary and the annual bonus he would have received had he remained employed with the Company for an 18-month period following the date of termination, assuming performance at target), payable under his employment agreement, and (ii) 100% of base salary for Mr. North, Mr. Zhu, Ms. Sentovich, Ms. Schumacher and Mr. Sassi payable under the Severance Plan. In the event of a qualifying termination of Mr. Breitbard’s employment, the bonus portion of his severance would be based on the Company’s actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus portion of his severance would be based on target).

(2)

Benefits continuation amounts assume 12 months (18 months, in the case of Mr. Breitbard) of continued coverage under the Company’s medical, dental and vision plans for each of Mr. Breitbard, Mr. North, Mr. Zhu, Ms. Sentovich, Ms. Schumacher and Mr. Sassi. Medical, dental and vision insurance costs are calculated using the current post-termination continued benefit rate prescribed by the applicable plan.

(3)

Acceleration of Mr. Zhu’s restricted Units applies only in the event of a termination by the Company without cause or due to his death or disability. The value of the acceleration of unvested restricted Units is determined by multiplying the number of unvested restricted Units held by the named executive officer by the fair market value of a Unit as of January 30, 2016 ($8.50).

(4)

In connection with Ms. Maher’s departure, she received a one-time payment of $91,667, which was paid to her on July 31, 2015. In connection with her cessation of employment, Ms. Maher also received severance in accordance with the terms of her participation in the Severance Plan, as well as an additional payment equal to $81,593.

2015 DIRECTOR COMPENSATION

The following table shows information regarding the compensation earned by the non-employee directors who served on the board of directors of Parent during fiscal 2015. The compensation received by our Chief Executive Officer as an employee during fiscal 2015 is included in the “Summary Compensation Table” above; he did not receive any additional compensation for his service on the board of directors of Parent. Only non-employee directors not affiliated with our sponsor receive compensation for their service on the board of directors of Parent. None of the members of the Board of Directors of the Company receives separate compensation for such service.

Name	Fees Earned or Paid in Cash	Option Awards
Joshua Bekenstein	$—	$—
Maxine Clark	60,000	21,816	(1)
Jordan Hitch	—	—
Marko Kivisto	—	—
Lewis Klessel	—	—
Mark Weikel	70,000	21,816	(1)

(1)

The exercise price of all options held by Directors was modified in 2015 to $8.50 per Unit, which was the fair market value of a Unit on the date of the modification. Amounts shown for fiscal 2015 reflect the incremental fair value of the modification of the stock options granted to the non-employee director computed in accordance with FASC ASC Topic 718.

Under letter agreements with Parent, Ms. Clark and Mr. Weikel are each entitled to receive an annual retainer fee of $60,000, and as of the end of fiscal 2015 each held 12,500 options to acquire Units. These options vest in equal installments on each of the first five anniversaries of the grant date, subject to the director’s continued service on our board through the applicable vesting date and were 20% vested as of the end of the fiscal year. Under his letter agreement with Parent, Mr. Weikel is also entitled to $10,000 each year in respect of his service on the Audit Committee of Parent’s Board of Directors.

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

Jordan Hitch

Joshua Bekenstein

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

Gymboree Holding, Ltd., a Cayman Islands exempted company, controls us through its ownership of Gymboree Investment Holdings, LLC, a Delaware limited liability company which holds approximately 99% of the outstanding common stock of Parent as of March 31, 2016. Parent in turn indirectly owns 100% of our outstanding equity interests. The following table sets forth information with respect to the ownership of both Gymboree Holding, Ltd. and Parent as of March 31, 2016 for (a) each person known by us to own beneficially more than a 5% equity interest in Gymboree Holding, Ltd. and Parent, (b) each member of our Board of Directors (some of whom are also members of the Board of Directors of Gymboree Holding, Ltd. and the Board of Directors of Parent), (c) each of our named executive officers, and (d) all of our, Gymboree Holding, Ltd. and Parent executive officers and directors as a group. The beneficial ownership percentages reflected in the table below are based on 103,724,838 Class A Common Shares, 11,524,982 Class L Common Shares and 1,209,796 Class C Common Shares of Gymboree Holding, Ltd. (referred to collectively in this report as “Holding Common Shares”) and 104,950,017 Class A Common Shares, 11,661,113 Class L Common Shares of Parent (referred to collectively in this report as “Parent Common Shares”), in each case outstanding as of March 31, 2016.

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

	Gymboree Holding, Ltd.					Giraffe Holding, Inc.
Name	Class A Common Shares	Class L Common Shares	Class C Common Shares	Percentage Ownership		Class A Common Shares		Class L Common Shares		Percentage Ownership

Gymboree Investment Holdings, LLC	—	—	—		*	104,600,007		11,622,223		99.67%
Bain Stockholders (1)	99,869,238	11,096,582	1,164,823	96.28%		—		—		—
Mark Breitbard	—	—	—	—		848,007	(3)	94,223	(3)		*
Andew North	—	—	—	—		90,000	(4)	10,000	(4)		*
Wilson Zhu	—	—	—	—		188,208	(5)	20,912	(5)		*
Kimberly Sentovich	—	—	—	—		72,000	(6)	8,000	(6)		*
Elizabeth Schumacher	—	—	—	—		54,000	(7)	6,000	(7)		*
Peter Sassi	—	—	—	—		—		—		—
Joshua Bekenstein (2)	—	—	—	—		—		—		—
Maxine Clark	—	—	—	—		22,500	(8)	2,500	(8)		*
Jordan Hitch (2)	—	—	—	—		—		—		—
Marko Kivisto	—	—	—	—		—		—		—
Lewis Klessel (2)	—	—	—	—		—		—		—
Mark Weikel	—	—	—	—		22,500	(9)	2,500	(9)		*
All executive officers and directors as a group (12 people)	—	—	—	—		1,297,215		144,135		1.22%

*	Less than one percent
(1)

Represents 99,162,829.28 shares of Class A of Holding Common Shares, 11,018,092.14 shares of Class L of Holding Common Shares and 1,153,495 shares of Class C of Holding Common Shares held by Bain Capital Fund X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Fund X”), 383,045.51 shares of Class A of Holding Common Shares, 42,560.61 shares of Class L of Holding Common Shares and 7,556 shares of Class C of Holding Common Shares held by BCIP Associates IV (US), L.P., a Cayman Islands limited partnership (“BCIP IV”), 190,136.39 shares of Class A of Holding Common Shares, 21,126.27 shares of Class L of Holding Common Shares and 2,218 shares of Class C of Holding Common Shares held by BCIP T Associates IV (US), L.P. a Cayman Islands limited partnership (“BCIP T IV”), 115,692.14 shares of Class A of Holding Common Stock, 12,854.68 shares of Class L of Holding Common Shares and 1,349 shares of Class C of Holding Common Shares held by BCIP Associates IV-B (US), L.P., a Cayman Islands exempted limited partnership (“BCIP IV-B”), and 17,534.68 shares of Class A of Holding Common Shares, 1,948.30 shares of Class L of Holding Common Shares and 205 shares of Class C of Holding Common Shares held by BCIP T Associates IV-B (US), L.P., a Cayman Islands limited partnership (“BCIP T IV-B” and, together with Bain Capital Fund X, BCIP IV, BCIP T IV and BCIP IV-B, the “Bain Stockholders”). The governance, investment strategy and decision-making process with respect to investments held by all of the Bain Stockholders is directed by the Global Private Equity Board (“GPEB”) of Bain Capital Investors, LLC (“BCI”), which is comprised of the following individuals: Steven Barnes, Joshua Bekenstein, John Connaughton, David Gross-Loh, Stephen Pagliuca, Michel Plantevin, Dwight Poler and Jonathan Zhu. By virtue of the relationships described in this footnote, BCI may be deemed to exercise voting and dispositive power with respect to the shares held by the Bain Stockholders. Each of the members of GPEB disclaims beneficial ownership of such shares to the extent attributed to such member solely by virtue of serving on GPEB. The business address of each of the Bain Stockholders is c/o Bain Capital Private Equity, LP, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(2)

Does not include shares held by the Bain Stockholders. Mr. Hitch is a Senior Advisor of BCI, each of Messrs. Bekenstein and Klessel is a Managing Director of BCI, and Mr. Bekenstein is a member of GPEB, and as a result, and by virtue of the relationships described in footnote 1 above, each may be deemed to share beneficial ownership of the shares held by the Bain Stockholders. The business address of each of Messrs. Bekenstein, Hitch and Klessel is c/o Bain Capital Private Equity, LP, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

(3)

Includes 72,000 options exercisable within 60 days of March 31, 2016 for Parent Common Shares and 22,223 Parent Common Shares. Each Parent Common Share is comprised of 9 shares of Class A common stock of Parent and 1 share of Class L of common stock of Parent.

(4)	Includes 10,000 options exercisable within 60 days of March 31, 2016.
(5)

Includes 9,800 options exercisable within 60 days of March 31, 2016 for Parent Common Shares and 11,112 Parent Common Shares. Mr. Zhu also holds 5,555 restricted Parent Common Shares that have not yet vested and are not scheduled to vest within 60 days of March 31, 2016. Each Parent Common Share is comprised of 9 shares of Class A common stock of Parent and 1 share of Class L of common stock of Parent.

(6)	Includes 8,000 options exercisable within 60 days of March 31, 2016.
(7)	Includes 6,000 options exercisable within 60 days of March 31, 2016.
(8)	Includes 2,500 options exercisable within 60 days of March 31, 2016.
(9)	Includes 2,500 options exercisable within 60 days of March 31, 2016.

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

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital Private Equity, LP (formerly Bain Capital Partners, LLC) (“Bain Capital”), pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3 million, which fee will be reduced by $270,000 until such time as Bain Capital notifies the Company in writing, and management reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment. We incurred approximately $3.1 million, $3.1 million, and $3.6 million in management fees and reimbursement of out-of-pocket expenses during fiscal 2015, 2014, and 2013, respectively.

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

Franchise Agreements

In April 2014, Gymboree Play Programs, Inc. (“GPPI”), a wholly owned subsidiary of the Company, entered into a 10-year Master Franchise agreement with Gymboree Tianjin, an affiliate of the Company and indirect subsidiary of Gymboree Holding, Ltd. Under the Master Franchise Agreement, Gymboree Tianjin is given the rights as the master franchisor of Play & Music centers in the People’s Republic of China (“PRC”) Territory, specifically the rights to award and service unit franchises in the PRC, as well as the rights to operate primary Play & Music centers in the PRC. GPPI receives a percentage of royalties and franchise fees earned by Gymboree Tianjin. Prior to the April 2014 Master Franchise Agreement, GPPI and Gymboree Tianjin had a Master Service Agreement (as amended in November 2012), whereby Gymboree Tianjin was allowed to enter into agreements directly with the unit franchises and issue tax invoices to the unit franchises. Gymboree Tianjin paid GPPI fees for consulting services provided under the Master Service Agreement. All intercompany revenues and expenses have been eliminated in consolidation.

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

Other Transactions

During fiscal 2015, we purchased services from a company owned by funds associated with Bain Capital for $1.8 million.

The Audit Committee approved written procedures authorizing the Company’s General Counsel to review and approve or ratify related-person transactions involving the payment by the Company of amounts of $120,000 or less (unless involving the General Counsel). These procedures require the General Counsel to promptly report to the Audit Committee each such related-person transaction reviewed by her and her determination. Related-person transactions involving payments by the Company of amounts greater than $120,000 require the approval or ratification of the Audit Committee.

As discussed in Item 10 above, our Board has not determined whether any of our directors are independent. See “Item 10. Directors and Executive Officers of the Registrant.”

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The fees from Deloitte & Touche LLP for the indicated services performed during fiscal 2015 and fiscal 2014 were as follows:

	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$1,619,824	$1,750,985
Audit-Related Fees (2)	5,500	4,500
Tax Fees (3)	244,662	366,214
All Other Fees (4)	2,500	2,500

	$1,872,486	$2,124,199

(1)

Audit Fees consist of fees for professional services rendered for the audit of the Company’s consolidated annual financial statements, review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements. Audit fees for fiscal 2014 were adjusted to include $205,250 of additional billings related to professional services rendered in connection with the fiscal 2014 audit of the Company’s consolidated annual financial statements.

(2)

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under Audit Fees. In fiscal 2015 and fiscal 2014, these fees were related to consents issued for the Company’s annual franchise disclosure document.

(3)

Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. In fiscal 2015, these fees included $88,323 for tax consultation and $156,339 for tax compliance. In fiscal 2014, these fees included $110,056 for tax consultation and $256,158 for tax compliance.

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

Item 15. Exhibits, Financial Statement Schedules

(A)(1) Financial Statements

The following documents are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the years ended January 30, 2016, January 31, 2015, and February 1, 2014

Consolidated Statements of Comprehensive Loss for the years ended January 30, 2016, January 31, 2015, and February 1, 2014

Consolidated Balance Sheets as of January 30, 2016 and January 31, 2015

Consolidated Statements of Cash Flows for the years ended January 30, 2016, January 31, 2015, and February 1, 2014

Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended January 30, 2016, January 31, 2015, and February 1, 2014

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

10.6

Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (5)

10.7

First Amendment, dated September 24, 2015, to the Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (6)

10.8

Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Private Equity LP (formerly Bain Capital Partners, LLC). (7)

10.9

Amended & Restated Stockholders Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (7)

10.10

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (7)

10.11*	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan. (8)

10.12*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (9)

10.13*	Form of Award Agreement under The Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (10)

10.14	Offer Letter, dated as of March 25, 2015, by and between The Gymboree Corporation and Kimberly Sentovich.

10.15	Offer Letter, dated as of March 27, 2015, by and between The Gymboree Corporation and Elizabeth Schumacher.

10.16	Offer Letter, dated as of October 18, 2015, by and between The Gymboree Corporation and Peter Sassi.

21.1	Subsidiaries of The Gymboree Corporation. (11)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended January 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.
(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on March 24, 2015.
(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on September 28, 2015.
(7)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(8)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(9)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015 filed with the SEC on December 14, 2015.
(11)	Incorporated by reference to Exhibit 21.1 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on May 2, 2013.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

April 27, 2016	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

THE GYMBOREE CORPORATION

April 27, 2016	By:	/s/ Andrew North
(Date)		Andrew North
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark Breitbard	Chief Executive Officer	April 27, 2016
Mark Breitbard	(Principal Executive Officer)

/s/ Andrew North	Chief Financial Officer	April 27, 2016
Andrew North	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua Bekenstein	Director	April 27, 2016
Joshua Bekenstein

/s/ Maxine Clark	Director	April 27, 2016
Maxine Clark

/s/ Jordan Hitch	Director	April 27, 2016
Jordan Hitch

/s/ Marko Kivisto	Director	April 27, 2016
Marko Kivisto

/s/ Lewis Klessel	Director	April 27, 2016
Lewis Klessel

/s/ Mark Weikel	Director	April 27, 2016
Mark Weikel

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (1)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (1)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (2)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (2)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (2)

10.1*	The Gymboree Corporation Executive Bonus Plan. (2)

10.2	Form of Indemnification Agreement. (3)

10.3	Sublease Agreement for 500 Howard Street, San Francisco, CA. (4)

10.4

Refinancing Amendment, Agreement and Joinder with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011 in respect of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of November 23, 2010. (2)

10.5	Amended and Restated Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011. (2)

10.6

Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (5)

10.7

First Amendment, dated September 24, 2015, to the Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (6)

10.8

Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Private Equity LP (formerly Bain Capital Partners, LLC). (7)

10.9

Amended & Restated Stockholders Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (7)

10.10

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (7)

10.11*	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan. (8)

10.12*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (9)

10.13*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (10)

10.14	Offer Letter, dated as of March 25, 2015, by and between The Gymboree Corporation and Kimberly Sentovich.

10.15	Offer Letter, dated as of March 27, 2015, by and between The Gymboree Corporation and Elizabeth Schumacher.

10.16	Offer Letter, dated as of October 18, 2015, by and between The Gymboree Corporation and Peter Sassi.

21.1	Subsidiaries of The Gymboree Corporation. (11)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Annual Report on Form 10-K for the year ended January 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Loss, (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.
(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on March 24, 2015.
(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on September 28, 2015.
(7)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(8)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(9)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015 filed with the SEC on December 14, 2015.
(11)	Incorporated by reference to Exhibit 21.1 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on May 2, 2013.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.