Form 10-Q
period 2016-04-30
GYMBOREE CORP
filed 2016-06-14
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended April 30, 2016

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

As of June 13, 2016, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Net sales:
Retail	$271,276	$261,732
Gymboree Play & Music	10,094	8,648
Retail Franchise	3,671	5,689

Total net sales	285,041	276,069
Cost of goods sold, including buying and occupancy expenses	(168,585)	(170,712)

Gross profit	116,456	105,357
Selling, general and administrative expenses	(114,032)	(104,710)

Operating income	2,424	647
Interest income	105	19
Interest expense	(19,807)	(21,076)
Gain on extinguishment of debt	48,804	—
Other income (expense), net	112	(110)

Income (loss) before income taxes	31,638	(20,520)
Income tax expense	(697)	(1,960)

Net income (loss)	30,941	(22,480)
Net loss (income) attributable to noncontrolling interest	1,905	(545)

Net income (loss) attributable to The Gymboree Corporation	$32,846	$(23,025)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 30, 2016	May 2, 2015

Net income (loss)	$30,941	$(22,480)

Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,635	956
Unrealized net gain on cash flow hedges, net of tax	630	261

Total other comprehensive income	2,265	1,217

Comprehensive income (loss)	33,206	(21,263)
Comprehensive loss (income) attributable to noncontrolling interest	1,741	(612)

Comprehensive income (loss) attributable to The Gymboree Corporation	$34,947	$(21,875)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	April 30, 2016	January 30, 2016	May 2, 2015
ASSETS
Current assets:
Cash and cash equivalents	$62,168	$18,164	$22,363
Accounts receivable, net of allowance of $2,368, $2,043 and $2,304	20,833	26,696	25,515
Merchandise inventories	198,618	206,642	208,908
Prepaid income taxes	2,493	2,196	2,759
Prepaid expenses	5,862	6,757	18,561
Deferred income taxes	—	—	7,263

Total current assets	289,974	260,455	285,369

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	197,077	199,520	199,869
Furniture, fixtures and equipment	131,567	130,571	125,481

Total property and equipment	351,072	352,519	347,778
Less accumulated depreciation and amortization	(200,132)	(194,041)	(171,378)

Net property and equipment	150,940	158,478	176,400

Goodwill	373,845	372,737	374,308
Other intangible assets, net	340,510	341,011	342,816
Other assets	7,331	7,795	6,089

Total assets	$1,162,600	$1,140,476	$1,184,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$94,162	$109,193	$105,426
Accrued and other current liabilities	121,598	102,254	106,669
Line of credit borrowings	43,000	19,000	42,000
Current portion of ABL term loan	2,500	—	—
Current obligation under capital lease	—	605	565

Total current liabilities	261,260	231,052	254,660

Long-term liabilities:
Long-term debt, net	1,010,709	1,040,506	1,092,549
Long-term sale-leaseback financing liability, net	25,545	25,578	—
Long-term obligation under capital lease	—	2,245	2,704
Lease incentives and other liabilities	45,593	49,664	52,858
Unrecognized tax benefits	5,111	5,075	5,151
Deferred income taxes	123,567	124,244	129,865

Total liabilities	1,471,785	1,478,364	1,537,787

Commitments and contingencies
Stockholders’ deficit:
Common stock, including additional paid-in capital ($0.001 par value:
1,000 shares authorized, issued and outstanding)	526,381	525,759	523,124
Accumulated deficit	(830,693)	(863,539)	(876,388)
Accumulated other comprehensive loss	(8,721)	(10,822)	(10,081)

Total stockholders’ deficit	(313,033)	(348,602)	(363,345)
Noncontrolling interest	3,848	10,714	10,540

Total deficit	(309,185)	(337,888)	(352,805)

Total liabilities and stockholders’ deficit	$1,162,600	$1,140,476	$1,184,982

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	April 30, 2016	May 2, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$30,941	$(22,480)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on extinguishment of debt	(48,804)	—
Depreciation and amortization	10,151	10,700
Amortization of deferred financing costs and accretion of original issue discount	1,890	1,886
Interest rate cap contracts - adjustment to market	1,183	778
Loss (gain) on disposal/impairment of assets	648	(539)
Gain on write-off of assets and liabilities due to contract termination	(2,561)	—
Deferred income taxes	(613)	264
Share-based compensation expense	622	720
Other	345	(198)
Change in assets and liabilities:
Accounts receivable	4,242	(168)
Merchandise inventories	7,805	(10,958)
Prepaid income taxes	(296)	(154)
Prepaid expenses and other assets	628	(11,739)
Accounts payable	(15,067)	18,375
Accrued and other current liabilities	12,096	11,350
Lease incentives and other liabilities	(958)	(476)

Net cash provided by (used in) operating activities	2,252	(2,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,591)	(3,140)
Proceeds from sale of assets	—	353
Receipt of related party loan receivable	1,741	—
Other	1	8

Net cash used in investing activities	(1,849)	(2,779)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	152,000	130,000
Payments on ABL facility	(128,000)	(121,000)
Proceeds from ABL term loan	50,000	—
Payments for deferred financing costs	(3,804)	—
Repurchase of notes	(26,198)	—
Payments on capital lease and sale-leaseback financing liability	(47)	(133)
Dividend payment by VIE to its parent	(512)	—

Net cash provided by financing activities	43,439	8,867

Effect of exchange rate fluctuations on cash and cash equivalents	162	394

Net increase in cash and cash equivalents	44,004	3,843
CASH AND CASH EQUIVALENTS:
Beginning of period	18,164	18,520

End of period	$62,168	$22,363

OTHER CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$1,480	$(3,664)
Cash paid for interest	$12,873	$10,390

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and our 100%-owned subsidiaries, as well as Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the “VIEs”), have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 30, 2016 filed with the Securities and Exchange Commission on April 28, 2016.

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks ended April 30, 2016 (“first quarter of fiscal 2016”) are not necessarily indicative of the operating results that may be expected for the 52-week period ending January 28, 2017 (“fiscal 2016”) or any future period.

Certain reclassifications have been made to the condensed consolidated balance sheets as of January 30, 2016 and May 2, 2015 as a result of our adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs effective during the first quarter of fiscal 2016 (see Note 2).

2.	Recently Issued Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation-stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, among others. This ASU will be applied prospectively and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged and lessees will no longer be provided with a source of off-balance sheet financing. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. Although we have not yet determined the impact of the new standard, we believe this ASU will have a significant impact on our condensed consolidated financial statements due to the substantial number of leases that we have.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in Update 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which adds SEC paragraphs about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Accordingly, the SEC staff would not object to the deferral and presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments do not affect the current guidance on the recognition and measurement of debt issuance costs. Effective during the first quarter of fiscal 2016, we adopted ASU 2015-03 and applied the provisions retrospectively to all prior periods. As a result of this adoption, the unamortized debt issuance costs associated with our long-term debt and long-term sale-leaseback financing liability are presented as an offset against the long-term debt and long-term sale-leaseback financing liability in the accompanying condensed consolidated balance sheets. The unamortized debt issuance costs associated with our line of credit under our ABL Revolving Credit Facility are included in other assets in the accompanying condensed consolidated balance sheets. The unamortized debt issuance costs associated with our long-term debt and long-term sale-leaseback financing liability, which amounted to $16.3 million and $21.6 million as of January 30, 2016 and May 2, 2015, respectively, were reclassified from being a component of our total assets to a reduction of our long-term debt and long-term sale-leaseback financing liability in the accompanying condensed consolidated balance sheets and in Notes 16, 17, and 18. Below is a summary of the changes made in the accompanying condensed consolidated balance sheets as of January 30, 2016 and May 2, 2015 due to the reclassification of the unamortized debt issuance costs (in thousands):

	January 30, 2016			May 2, 2015
	As Reported	Reclassification	As Restated	As Reported	Reclassification	As Restated
ASSETS:
Deferred financing costs	$19,019	$(19,019)	$—	$23,984	$(23,984)	$—
Other assets	$5,044	$2,751	$7,795	$3,683	$2,406	$6,089
Total assets	$1,156,744	$(16,268)	$1,140,476	$1,206,560	$(21,578)	$1,184,982

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Long-term debt, net	$1,055,945	$(15,439)	$1,040,506	$1,114,127	$(21,578)	$1,092,549
Long-term sale-leaseback financing liability, net	$26,407	$(829)	$25,578	$—	$—	$—
Total liabilities	$1,494,632	$(16,268)	$1,478,364	$1,559,365	$(21,578)	$1,537,787
Total liabilities and stockholders’ deficit	$1,156,744	$(16,268)	$1,140,476	$1,206,560	$(21,578)	$1,184,982

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which provides guidance on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). Effective during the first quarter of fiscal 2016, we adopted this ASU and determined that it had no impact on our condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on principles and definitions to reduce diversity in the timing and content of disclosures when evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern. This ASU is effective in the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early adoption permitted.

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of April 30, 2016, January 30, 2016 and May 2, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands). There were no transfers into or out of Level 1 and Level 2 during the 13 weeks ended April 30, 2016 and May 2, 2015, or for the year ended January 30, 2016.

	April 30, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Money market funds	$38,560	$—	$—	$38,560

Total	$38,560	$—	$—	$38,560

Liabilities
Forward foreign exchange contracts	$—	$391	$—	$391

Total	$—	$391	$—	$391

	January 30, 2016
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Liabilities
Forward foreign exchange contracts	$—	$145	$—	$145

Total	$—	$145	$—	$145

	May 2, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)	Total Fair Value
Assets
Interest rate caps	$—	$9	$—	$9

Total	$—	$9	$—	$9

Liabilities
Forward foreign exchange contracts	$—	$55	$—	$55

Total	$—	$55	$—	$55

Our cash equivalents, which are primarily placed in money market funds, are valued at their original purchase price plus interest that has accrued at the stated rate.

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

Although we have determined the majority of the inputs used to value our interest rate caps fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with these derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by us and our counterparties. However, as of April 30, 2016, January 30, 2016 and May 2, 2015, we assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our interest rate cap positions and determined that the credit valuation adjustment was not significant to the overall valuation. As a result, we classified our interest rate caps derivative valuations in Level 2 of the fair value hierarchy.

The fair value of our forward foreign exchange contracts was determined using the market approach and Level 2 inputs. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.

The carrying value of cash and cash equivalents, receivables, line of credit borrowings, and payables approximate their estimated fair values due to the short maturities of these instruments. We estimate the fair value of our long-term debt using current market yields. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	April 30, 2016		January 30, 2016		May 2, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$769,102	$592,209	$769,102	$399,933	$769,102	$611,436
Notes	210,620	104,257	287,575	71,894	346,000	166,080
ABL term loan	50,000	50,000	—	—	—	—
Less unamortized discount and deferred financing costs	(16,513)	—	(16,171)	—	(22,553)	—

Total	$1,013,209	$746,466	$1,040,506	$471,827	$1,092,549	$777,516

We had no other financial assets or liabilities measured at fair value as of April 30, 2016, January 30, 2016 and May 2, 2015.

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

During the 13 weeks ended April 30, 2016 and May 2, 2015, we did not identify impairment indicators for goodwill and indefinite-lived intangible assets (trade names). During fiscal 2015, we determined that there was no goodwill impairment for all of our reporting units and there was no impairment on our indefinite-lived intangible assets (trade names) (see Note 4).

During the 13 weeks ended April 30, 2016, we recorded property and equipment impairment charges of $0.3 million related to the closure of Gymboree China retail locations. These impairment charges are included in selling, general and administrative (SG&A) expenses in the accompanying condensed consolidated statements of operations.

4.	Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of April 30, 2016, January 30, 2016 and May 2, 2015 is as follows (in thousands):

	Retail Stores Segment	Gymboree Play & Music Segment	International Retail Franchise Segment	Total
Balance as of April 30, 2016
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(6,136)	—	—	(6,136)

	$333,820	$16,389	$23,636	$373,845

Balance as of January 30, 2016
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(7,244)	—	—	(7,244)

	$332,712	$16,389	$23,636	$372,737

Balance as of May 2, 2015
Goodwill	$887,241	$16,389	$23,636	$927,266
Accumulated impairment losses	(547,285)	—	—	(547,285)
Effect of exchange rate fluctuations	(5,673)	—	—	(5,673)

	$334,283	$16,389	$23,636	$374,308

Goodwill Impairment

During the first quarter of fiscal 2016 and 2015, we did not identify impairment indicators for goodwill. During fiscal 2015, we determined that there was no goodwill impairment for all of our reporting units and there was no impairment on our indefinite-lived intangible assets (trade names).

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	April 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$—	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Below market leases	3,435	(2,596)	—	839
Co-branded credit card agreement	4,000	(3,342)	—	658
Franchise agreements and reacquired franchise rights	6,625	(5,024)	—	1,601

	14,060	(10,962)	—	3,098

Total other intangible assets	$581,072	$(10,962)	$(229,600)	$340,510

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(10,461)	$7,789	$—	$(2,672)

	April 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$—	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Below market leases	3,435	(2,480)	—	955
Co-branded credit card agreement	4,000	(3,189)	—	811
Franchise agreements and reacquired franchise rights	6,625	(4,792)	—	1,833

	14,060	(10,461)	—	3,599

Total other intangible assets	$581,072	$(10,461)	$(229,600)	$341,011

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(10,461)	$7,435	$—	$(3,026)

	May 2, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible Assets Not Subject to Amortization:
Trade names	$567,012	$—	$(229,600)	$337,412

Intangible Assets Subject to Amortization:
Customer relationships	770	(688)	—	82
Below market leases	4,839	(3,319)	—	1,520
Co-branded credit card agreement	4,000	(2,727)	—	1,273
Franchise agreements and reacquired franchise rights	6,625	(4,096)	—	2,529

	16,234	(10,830)	—	5,404

Total other intangible assets	$583,246	$(10,830)	$(229,600)	$342,816

Intangible Liabilities Subject to Amortization:
Above market leases (included in Lease incentives and other liabilities)	$(11,400)	$7,196	$—	$(4,204)

The decrease in the gross carrying amount of customer relationships, below market leases, franchise agreements and reacquired franchise rights, and above market leases for the period May 2, 2015 to January 30, 2016 reflects the write off of certain fully amortized intangibles.

Indefinite-Lived Intangible Assets Impairment

During the first quarter of fiscal 2016 and 2015, we did not identify impairment indicators for indefinite-lived intangible assets. During fiscal 2015, we determined that there was no impairment charge related to trade names of our retail stores segment.

Net amortization income (expense) is presented below for the periods ended (in thousands):

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Cost of goods sold - Amortization income	$238	$133

Selling, general and administrative expenses - Amortization expense	$(385)	$(468)

5.	Line of Credit

In September 2015, we entered into the first amendment (the “First Amendment”) to our senior secured asset-based revolving credit facility (“ABL Revolving Facility”) to extend the maturity date of the ABL revolving commitments from March 2017 to the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan (which is currently due to mature in February 2018) or the Notes (which are currently due to mature in December 2018), unless such indebtedness is cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such indebtedness. The ABL revolving commitment will therefore mature in December 2017 unless the Term Loan and the Notes (other than an aggregate amount of Term Loans and Notes that is equal to or less than $25.0 million) are refinanced with indebtedness having a final maturity date later than February 2018.

In April 2016, we entered into a second amendment to the ABL Revolving Facility (the ABL Revolving Facility, as so amended, the “ABL Facility” or the “Second Amendment”). The Second Amendment provides for a senior secured term loan (the “ABL Term Loan”) of $50.0 million, subject to a borrowing base (see Note 6).

The ABL Facility provides for financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit and the outstanding amount of the ABL Term Loan. Line of credit borrowings outstanding under the ABL Facility as of April 30, 2016, January 30, 2016 and May 2, 2015 were $43.0 million, $19.0 million and $42.0 million, respectively. The line of credit available under the ABL Facility is reduced by letter of credit utilization totaling $30.8 million as of April 30, 2016. Undrawn line of credit availability under the ABL Facility, after being reduced by outstanding line of credit borrowings, letter of credit utilization and $50 million of ABL Term Loan (see Note 6), was $90.7 million as of April 30, 2016. Average line of credit borrowings during the 13 weeks ended April 30, 2016 and May 2, 2015 under the ABL Facility amounted to $49.7 million and $54.1 million, respectively. Average line of credit borrowings during fiscal 2015 amounted to $51.9 million.

Line of credit borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of April 30, 2016, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Facility was 3.9%. In addition to paying interest on outstanding line of credit borrowings under the ABL Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum under the ABL Facility.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding (see Note 6). As of April 30, 2016, we were not required to test compliance with this covenant. The obligations under the ABL Facility are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL Facility (see Note 18).

6.	Long-Term Debt

Long-term debt consists of (in thousands):

	April 30, 2016	January 30, 2016	May 2, 2015
Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%
Principal amount	$769,102	$769,102	$769,102
Less unamortized discount	(6,973)	(7,873)	(10,497)
Less unamortized deferred financing costs	(649)	(732)	(975)

Term loan, net of unamortized discount and deferred financing costs	761,480	760,497	757,630

Senior notes due December 2018, 9.125%
Principal amount	210,620	287,575	346,000
Less unamortized deferred financing costs	(5,143)	(7,566)	(11,081)

Senior notes, net of unamortized deferred financing costs	205,477	280,009	334,919

ABL term loan due December 2017, LIBOR plus 10.25%
Principal amount	50,000	—	—
Less unamortized deferred financing costs	(3,748)	—	—

ABL term loan, net of unamortized deferred financing costs	46,252	—	—

Total long-term debt, net of unamortized discount and deferred financing costs	1,013,209	1,040,506	1,092,549
Less current portion of ABL Term Loan	(2,500)	—	—

Long-term portion of long-term debt, net of unamortized discount and deferred financing costs	$1,010,709	$1,040,506	$1,092,549

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Facility. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of April 30, 2016, the interest rate under our Term Loan was 5%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using fiscal 2015 operating results and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2016. Excess cash flow payments on the Term Loan for fiscal 2017 will be calculated with our fiscal 2016 annual operating results. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2016. Our next quarterly payment payable under the Term Loan is due in the first quarter of fiscal 2017.

The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan (see Note 18).

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

During the 13 weeks ended April 30, 2016, we repurchased Notes with an aggregate principal amount of $77.0 million for $26.2 million in cash through privately negotiated transactions. We recorded a $48.8 million gain on extinguishment of debt, net of a $2.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

On April 26, 2016, the Company announced a cash tender offer (the “Tender Offer”) to purchase the maximum aggregate principal amount of its outstanding Notes that it can purchase for $40.0 million, excluding accrued interest. The Tender Offer expired on May 23, 2016. During the second quarter of fiscal 2016, the Company repurchased $39.6 million aggregate principal amount of Notes for $20.6 million through the Tender Offer and will recognize $18.0 million of gain on extinguishment of debt, net of a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

ABL Term Loan

The ABL Term Loan of $50.0 million may be used to repurchase Notes, to finance the acquisition of working capital assets, for capital expenditures and permitted acquisitions and for other general corporate purposes.

The Second Amendment provides that the ABL Term Loan bears interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. Interest is payable monthly. As of April 30, 2016, the interest rate under our ABL Term Loan was 10.9%.

The ABL Term Loan requires us to make quarterly payments equal to $0.6 million, with the balance due on the maturity of the ABL Term Loan, which is the same as the maturity date of the ABL revolving commitment (see Note 5).

The Second Amendment also provides for a new availability covenant, which requires the Company and its restricted subsidiaries to maintain a minimum amount of “Combined Availability” and “Availability” for as long as the ABL Term Loan remains outstanding. “Combined Availability” is equal to (a) the ABL Term Loan borrowing base minus (b) the sum of the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization). “Availability” is equal to the lesser of (A) (I) the revolving credit ceiling (which as of April 30, 2016 was $225.0 million) minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization. Under the new availability covenant, the Company and its restricted subsidiaries must maintain (i) Combined Availability in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base; and (ii) Availability in excess of the greater of (X) $17.5 million and (Y) 10% of the lesser of (1) the applicable revolving line of credit borrowing base and (2) the revolving credit ceiling. The Second Amendment also provided the agent for the ABL Term Loan and the ABL Term Loan lenders with certain consent rights to amendments relating to, among other terms and provisions, the borrowing bases, the availability covenant and certain negative covenants. All other material affirmative and negative covenants and events of default under the ABL Facility remained substantially unchanged following the Second Amendment.

The obligations under the ABL Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the ABL Term Loan (see Note 18).

Future minimum principal payments on long-term debt, excluding amortization of deferred financing costs of $15.9 million and accretion of original issue discount (“OID”) of $0.6 million and as of April 30, 2016, are as follows (in thousands):

Fiscal years	Principal Payments
Remainder of 2016	$1,875
2017	54,627
2018	973,220

Total	$1,029,722

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

Under the terms of the lease agreement, the Company is required to maintain a $3.5 million unconditional irrevocable letter of credit that reduces our line-of-credit borrowing base for a period of up to 10 years. Due to the Company’s continuing involvement through the irrevocable letter of credit, the Company has accounted for the sale-leaseback as a financing liability. Payments made by the Company are allocated between interest expense and a reduction to the sale-leaseback financing liability. In the period that there is no longer continuing involvement by the Company, the distribution center and the sale-leaseback financing liability will be removed from our condensed consolidated balance sheets, resulting in a gain on the sale of the distribution center, with a portion of the gain deferred and amortized over the remaining lease term.

Payments made by the Company related to the sale-leaseback financing liability during the 13 weeks ended April 30, 2016 totaled $0.4 million, which was primarily allocated to interest expense.

As of April 30, 2016, future payments on the sale-leaseback financing liability, excluding renewals, are as follows (in thousands):

Fiscal years	Payments
Remainder of 2016	$1,354
2017	1,822
2018	1,845
2019	1,868
2020	1,891
2021	1,915
Thereafter	29,452

Total payments	40,147
Less amount representing interest	(13,578)
Less unamortized deferred financing costs	(807)

Total sale-leaseback financing liability, net of unamortized deferred financing costs	25,762
Less current portion of sale-leaseback financing liability included in accrued liabilities	(217)

Long-term portion of sale-leaseback financing liability, net of unamortized deferred financing costs	$25,545

As of April 30, 2016 and January 30, 2016, the net carrying value of the Dixon distribution center assets that are included in property and equipment on our condensed consolidated balance sheets amounted to $18.7 million and $18.9 million, respectively.

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

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with the $700 million principal of our Term Loan (see Note 6) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 13 weeks ended April 30, 2016 and May 2, 2015, respectively, we reclassified approximately $1.2 million and $0.8 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate approximately $3.5 million will be reclassified from accumulated other comprehensive loss to interest expense through the maturity date of the caps in the fourth quarter of fiscal 2016.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	April 30, 2016		January 30, 2016		May 2, 2015
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	3	2,694	6	5,492	3	2,343

Total	7	$702,694	10	$705,492	7	$702,343

There were no forward foreign exchange contracts that were not designated as hedges as of April 30, 2016, January 30, 2016, and May 2, 2015.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the condensed consolidated balance sheets (in thousands) (see Note 3).

	April 30, 2016	January 30, 2016	May 2, 2015
	Derivative Liabilities	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Other Assets
Purchased interest rate caps	$—	$—	$9	$—

Total	$—	$—	$9	$—

Accrued Liabilities
Forward foreign exchange contracts	$391	$145	$—	$55

Total	$391	$145	$—	$55

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands). No amounts were reclassified from accumulated other comprehensive loss (OCI) into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (see Note 13).

	13 Weeks Ended April 30, 2016
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$—	Interest expense	$(1,183)
Forward foreign exchange contracts	(491)	Cost of goods sold	62

Total	$(491)		$(1,121)

	13 Weeks Ended May 2, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(8)	Interest expense	$(778)
Forward foreign exchange contracts	(146)	Cost of goods sold	165

Total	$(154)		$(613)

9.	Leases

We outsourced the fulfillment of www.gymboree.com online customer orders to a third-party fulfillment center. On February 25, 2016, the Company entered into an agreement to terminate its operating services agreement with the third party fulfillment center. The Company recognized a loss on contract termination of approximately $5.7 million during the 13 weeks ended April 30, 2016, which is included as a component of SG&A expenses in the accompanying condensed consolidated statements of operations. The loss on contract termination consists of the $8.3 million in an early termination fee, offset by a $2.6 million gain on the write-off of assets and liabilities associated with the operating services agreement during the 13 weeks ended April 30, 2016. The early termination fee liability, which amounted to $8.3 million as of April 30, 2016, is payable in two equal installments in May 2016 and August 2016 and is included in Accrued and other current liabilities in the accompanying condensed consolidated balance sheets.

During the first quarter of 2016, Gymboree China’s management made a decision to close 25 of its retail locations. Gymboree China recognized $1.3 million of expense related to the store closures, which is comprised of lease contract termination costs totaling $0.9 million and $0.4 million of other exit costs during the 13 weeks ended April 30, 2016. These costs are included as a component of SG&A expenses in the accompanying condensed consolidated statements of operations.

10.	Share-Based Compensation

Share-based compensation expense included as a component of SG&A expenses was $0.6 million and $0.7 million during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

11.	Income Taxes

As of April 30, 2016, January 30, 2016 and May 2, 2015, unrecognized tax benefits were $6.3 million, $6.4 million and $6.8 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $6.3 million as of April 30, 2016 will decrease by as much as $0.8 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitation.

As of April 30, 2016, January 30, 2016 and May 2, 2015, the total valuation allowance against deferred tax assets was $49.9 million, $63.2 million and $67.3 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal, unitary state, and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

12.	Commitments and Contingencies

Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Annual Report on Form 10-K as of January 30, 2016 (see Notes 6, 7, 11 and 14), other than those which occur in the normal course of business (see Note 5 and 6).

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

13.	Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, for the periods ended (in thousands):

	April 30, 2016	January 30, 2016	May 2, 2015
Foreign currency translation	$(7,765)	$(9,236)	$(6,154)
Accumulated changes in fair value of derivative financial instruments, net of tax	(956)	(1,586)	(3,927)

Total accumulated other comprehensive loss	$(8,721)	$(10,822)	$(10,081)

Changes in the accumulated OCI balance by component were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended April 30, 2016
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(1,586)	$(9,236)	$(10,822)

Other comprehensive (loss) income recognized before reclassifications	(491)	1,635	1,144
Amounts reclassified from accumulated other comprehensive loss to earnings	1,121	—	1,121
Tax expense	—	—	—

Net current-period other comprehensive income	630	1,635	2,265

Other comprehensive income attributable to noncontrolling interest	—	(164)	(164)

Ending balance	$(956)	$(7,765)	$(8,721)

	Year Ended January 30, 2016
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(4,188)	$(7,043)	$(11,231)

Other comprehensive loss recognized before reclassifications	(17)	(2,817)	(2,834)
Amounts reclassified from accumulated other comprehensive loss to earnings	3,570	—	3,570
Tax expense	(951)	—	(951)

Net current-period other comprehensive income (loss)	2,602	(2,817)	(215)

Other comprehensive loss attributable to noncontrolling interest	—	624	624

Ending balance	$(1,586)	$(9,236)	$(10,822)

	13 Weeks Ended May 2, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(4,188)	$(7,043)	$(11,231)

Other comprehensive (loss) income recognized before reclassifications	(154)	956	802
Amounts reclassified from accumulated other comprehensive loss to earnings	613	—	613
Tax expense	(198)	—	(198)

Net current-period other comprehensive income	261	956	1,217

Other comprehensive income attributable to noncontrolling interest	—	(67)	(67)

Ending balance	$(3,927)	$(6,154)	$(10,081)

14.	Dividends

During the 13 weeks ended April 30, 2016, Gymboree Tianjin declared cash dividends to its unconsolidated direct parent, Gymboree Hong Kong Limited, totaling $5.1 million. Gymboree Tianjin paid $0.5 million of the total amount declared in April 2016 and recognized $4.6 million dividends payable as of April 30, 2016, which is included in accrued and other current liabilities in the accompanying condensed consolidated balance sheets. The dividend was subsequently paid in May 2016.

15.	Related Party Transactions

Related Party Transactions –Excluding VIEs

We incurred approximately $0.8 million and $0.9 million in management fees and reimbursement of out-of-pocket expenses from Bain Capital Private Equity, LP (formerly Bain Capital Partners LLC) (“Bain Capital”) during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. As of April 30, 2016, January 30, 2016 and May 2, 2015, we had a payable balance of $1.0 million, $0.2 million and $1.1 million, respectively, to Bain Capital.

We incurred approximately $0.5 million and $0.6 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. As of April 30, 2016, January 30, 2016 and May 2, 2015, we had a payable balance of $0.1 million to LogicSource.

As of April 30, 2016 and May 2, 2015, we had a receivable balance of $0.4 million and $0.2 million, respectively, from our indirect parent, Giraffe Holding, Inc., related mainly to taxes.

Related Party Transactions –VIEs

In September 2015, Gymboree Tianjin entered into an unsecured entrusted loan agreement with Lionbridge Financing Leasing (China) Co., Ltd. (“Lionbridge”), an indirect majority-owned company of Bain Capital Lionbridge Cayman Ltd., and Shanghai Pudong Development Bank (“SPD Bank”) for $1.7 million, whereby Lionbridge was the borrower and SPD Bank was the trustee. The loan had an interest of 10% per annum. The principal amount and interest were received when the agreement matured in the first quarter of fiscal 2016. The loan receivable balance was included in accounts receivable on the condensed consolidated balance sheet as of January 30, 2016.

During 2015, Gymboree Tianjin sold $0.2 million of equipment to Lionbridge who subsequently leased the equipment to Gymboree Tianjin’s Play & Music franchisees. As a result of these transactions, Gymboree Tianjin had a $0.2 million receivable due from Lionbridge as of year-end which is included in the consolidated balance sheet as of January 30, 2016. The receivable was collected during the first quarter of fiscal 2016 and there are no amounts due as of April 30, 2016.

Our VIEs incurred $0.1 million in management fees from Bain Capital Advisors (China) Ltd. for each of the 13 weeks ended April 30, 2016 and May 2, 2015 and had a payable of $0.2 million payable as of May 2, 2015.

As of April 30, 2016, January 30, 2016 and May 2, 2015, our VIEs had a balance of $1.1 million payable to their indirect parent, Gymboree Investment Holding GP, Ltd., related to funds used to pay operating costs of the VIEs.

As of April 30, 2016, January 30, 2016 and May 2, 2015, our VIEs had a payable balance of $0.4 million due to Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs, related to funds used to pay operating costs of the VIEs. The Company is part of a related party group that controls Gymboree Hong Kong Limited.

16.	Segment Information

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

Below is a summary of net sales and gross profit of each reportable segment for the periods ended (in thousands):

	13 Weeks Ended April 30, 2016
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$269,069	$4,518	$3,844	$10,347	$(2,737)	$285,041
Gross Profit	$107,561	$3,064	$2,232	$5,324	$(1,725)	$116,456

	13 Weeks Ended May 2, 2015
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
Net sales	$259,924	$4,357	$5,857	$8,611	$(2,680)	$276,069
Gross Profit	$94,575	$2,774	$3,227	$6,384	$(1,603)	$105,357

Net retail sales of the retail stores segment by brand and the VIE were as follows for the periods ended (in thousands):

	Gymboree (1)	Janie and Jack	Crazy 8	Total Before VIE	VIE	Total
13 weeks ended April 30, 2016	$170,070	$34,985	$64,014	$269,069	$2,207	$271,276
13 weeks ended May 2, 2015	$160,121	$33,573	$66,230	$259,924	$1,808	$261,732

(1)	This includes the net retail sales for Gymboree Retail and Gymboree Outlet operating segments.

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Intersegment revenues for each reportable segment were as follows for the periods ended (in thousands):

	Intersegment Revenues
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Total
13 weeks ended April 30, 2016	$—	$2,564	$173	$—	$2,737
13 weeks ended May 2, 2015	$—	$2,512	$168	$—	$2,680

Below is a summary of total assets of each reportable segment as of the periods ended (in thousands):

	Total Assets
	Retail Stores	Gymboree Play & Music	International Retail Franchise	VIEs	Intersegment Elimination	Total
April 30, 2016	$1,051,758	$60,236	$26,867	$26,294	$(2,555)	$1,162,600
January 30, 2016	$1,027,622	$59,701	$28,791	$25,795	$(1,433)	$1,140,476
May 2, 2015	$1,074,311	$59,916	$30,024	$22,865	$(2,134)	$1,184,982

We attribute retail store revenues to individual countries based on the selling location. Gymboree Play & Music sales and Gymboree International Retail Franchise sales are attributable to the U.S. geographic segment. VIE sales are attributable to the international geographic segment.

Net sales of our two geographical areas, United States and International, were as follows for the periods ended (in thousands):

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
United States	$265,711	$258,582
International	19,330	17,487

Total	$285,041	$276,069

Property and equipment, net, of our two geographical areas were as follows as of the periods ended (in thousands):

	April 30, 2016	January 30, 2016	May 2, 2015
United States	$142,740	$150,037	$166,121
International	8,200	8,441	10,279

Total	$150,940	$158,478	$176,400

17.	Variable Interest Entities

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

The following tables reflect the impact of the VIEs on the condensed consolidated statements of operations for the 13 weeks ended April 30, 2016 and May 2, 2015 and the condensed consolidated balance sheets as of April 30, 2016, January 30, 2016 and May 2, 2015 (in thousands):

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

(In thousands)

	13 Weeks Ended April 30, 2016
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$277,431	$10,347	$(2,737)	$285,041
Cost of goods sold, including buying and occupancy expenses	(164,574)	(5,023)	1,012	(168,585)
Selling, general and administrative expenses	(109,145)	(6,546)	1,659	(114,032)

Operating income (loss)	3,712	(1,222)	(66)	2,424
Other non operating income (expense)	28,880	334	—	29,214

Income (loss) before income taxes	32,592	(888)	(66)	31,638
Income tax benefit (expense)	320	(1,017)	—	(697)

Net income (loss)	32,912	(1,905)	(66)	30,941
Net loss attributable to noncontrolling interest	—	1,905	—	1,905

Net income attributable to The Gymboree Corporation	$32,912	$—	$(66)	$32,846

	13 Weeks Ended May 2, 2015
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Net sales	$270,138	$8,611	$(2,680)	$276,069
Cost of goods sold, including buying and occupancy expenses	(169,562)	(2,227)	1,077	(170,712)
Selling, general and administrative expenses	(100,988)	(5,173)	1,451	(104,710)

Operating (loss) income	(412)	1,211	(152)	647
Other non-operating expense	(21,157)	(10)	—	(21,167)

(Loss) income before income taxes	(21,569)	1,201	(152)	(20,520)
Income tax expense	(1,304)	(656)	—	(1,960)

Net (loss) income	(22,873)	545	(152)	(22,480)
Net income attributable to noncontrolling interest	—	(545)	—	(545)

Net loss attributable to The Gymboree Corporation	$(22,873)	$—	$(152)	$(23,025)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	April 30, 2016
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$49,637	$12,531	$—	$62,168
Other current assets	220,553	9,808	(2,555)	227,806

Total current assets	270,190	22,339	(2,555)	289,974
Non-current assets	868,671	3,955	—	872,626

Total assets	$1,138,861	$26,294	$(2,555)	$1,162,600

Current liabilities	$241,347	$22,135	$(2,222)	$261,260
Non-current liabilities	1,210,214	311	—	1,210,525

Total liabilities	1,451,561	22,446	(2,222)	1,471,785

Total stockholders’ deficit	(312,700)	—	(333)	(313,033)
Noncontrolling interest	—	3,848	—	3,848

Total liabilities and stockholders’ deficit	$1,138,861	$26,294	$(2,555)	$1,162,600

	January 30, 2016
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$8,541	$9,623	$—	$18,164
Other current assets	232,502	11,222	(1,433)	242,291

Total current assets	241,043	20,845	(1,433)	260,455
Non-current assets	875,071	4,950	—	880,021

Total assets	$1,116,114	$25,795	$(1,433)	$1,140,476

Current liabilities	$217,596	$14,618	$(1,162)	$231,052
Non-current liabilities	1,246,849	463	—	1,247,312

Total liabilities	1,464,445	15,081	(1,162)	1,478,364

Total stockholders’ deficit	(348,331)	—	(271)	(348,602)
Noncontrolling interest	—	10,714	—	10,714

Total liabilities and stockholders’ deficit	$1,116,114	$25,795	$(1,433)	$1,140,476

	May 2, 2015
	Balance Before Consolidation of VIEs	VIEs	Eliminations	As Reported
Cash and cash equivalents	$12,513	$9,850	$—	$22,363
Other current assets	257,220	7,920	(2,134)	263,006

Total current assets	269,733	17,770	(2,134)	285,369
Non-current assets	894,518	5,095	—	899,613

Total assets	$1,164,251	$22,865	$(2,134)	$1,184,982

Current liabilities	$244,625	$11,840	$(1,805)	$254,660
Non-current liabilities	1,282,642	485	—	1,283,127

Total liabilities	1,527,267	12,325	(1,805)	1,537,787

Total stockholders’ deficit	(363,016)	—	(329)	(363,345)
Noncontrolling interest	—	10,540	—	10,540

Total liabilities and stockholders’ deficit	$1,164,251	$22,865	$(2,134)	$1,184,982

18.	Condensed Guarantor Data

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED APRIL 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$696	$264,815	$11,813	$(6,048)	$271,276
Gymboree Play & Music	—	1,954	8,140	—	10,094
Retail Franchise	—	3,671	—	—	3,671
Intercompany revenue	13,919	8,365	1,011	(23,295)	—

Total net sales	14,615	278,805	20,964	(29,343)	285,041
Cost of goods sold, including buying and occupancy expenses	(1,765)	(161,700)	(12,086)	6,966	(168,585)

Gross profit	12,850	117,105	8,878	(22,377)	116,456
Selling, general and administrative expenses	(21,331)	(105,089)	(9,845)	22,233	(114,032)

Operating (loss) income	(8,481)	12,016	(967)	(144)	2,424
Interest income	—	1	104	—	105
Interest expense	(19,389)	(418)	—	—	(19,807)
Gain on extinguishment of debt	48,804	—	—	—	48,804
Other income (expense), net	73	(193)	232	—	112

Income (loss) before income taxes	21,007	11,406	(631)	(144)	31,638
Income tax benefit (expense)	8,369	(7,971)	(1,095)	—	(697)
Equity in earnings of affiliates, net of tax	3,470	—	—	(3,470)	—

Net income (loss)	32,846	3,435	(1,726)	(3,614)	30,941
Net loss attributable to noncontrolling interest	—	—	1,905	—	1,905

Net income attributable to The Gymboree Corporation	$32,846	$3,435	$179	$(3,614)	$32,846

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED MAY 2, 2015

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$405	$256,083	$11,220	$(5,976)	$261,732
Gymboree Play & Music	—	1,845	6,803	—	8,648
Retail Franchise	—	5,689	—	—	5,689
Intercompany revenue	15,325	2,981	—	(18,306)	—

Total net sales	15,730	266,598	18,023	(24,282)	276,069
Cost of goods sold, including buying and occupancy expenses	(2,157)	(165,573)	(9,935)	6,953	(170,712)

Gross profit	13,573	101,025	8,088	(17,329)	105,357
Selling, general and administrative expenses	(15,535)	(97,266)	(9,003)	17,094	(104,710)

Operating (loss) income	(1,962)	3,759	(915)	(235)	647
Interest income	—	3	16	—	19
Interest expense	(21,000)	(76)	—	—	(21,076)
Other expense, net	(8)	(76)	(26)	—	(110)

(Loss) income before income taxes	(22,970)	3,610	(925)	(235)	(20,520)
Income tax benefit (expense)	4,754	(5,745)	(969)	—	(1,960)
Equity in earnings of affiliates, net of tax	(4,809)	—	—	4,809	—

Net loss	(23,025)	(2,135)	(1,894)	4,574	(22,480)
Net loss attributable to noncontrolling interest	—	—	(545)	—	(545)

Net loss attributable to The Gymboree Corporation	$(23,025)	$(2,135)	$(2,439)	$4,574	$(23,025)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED APRIL 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$32,846	$3,435	$(1,726)	$(3,614)	$30,941

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,471	—	1,636	(1,472)	1,635
Unrealized net gain (loss) on cash flow hedges, net of tax	630	—	(552)	552	630

Total other comprehensive income, net of tax	2,101	—	1,084	(920)	2,265

Comprehensive income (loss)	34,947	3,435	(642)	(4,534)	33,206
Comprehensive loss attributable to noncontrolling interest	—		1,741	—	1,741

Comprehensive income attributable to The Gymboree Corporation	$34,947	$3,435	$1,099	$(4,534)	$34,947

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED MAY 2, 2015

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net loss	$(23,025)	$(2,135)	$(1,894)	$4,574	$(22,480)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	889	—	950	(883)	956
Unrealized net gain (loss) on cash flow hedges, net of tax	261	—	(311)	311	261

Total other comprehensive income, net of tax	1,150	—	639	(572)	1,217

Comprehensive loss	(21,875)	(2,135)	(1,255)	4,002	(21,263)
Comprehensive income attributable to noncontrolling interest	—	—	(612)	—	(612)

Comprehensive loss attributable to The Gymboree Corporation	$(21,875)	$(2,135)	$(1,867)	$4,002	$(21,875)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	April 30, 2016
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$39,730	$5,328	$17,110	$—	$62,168
Accounts receivable, net of allowance	1,784	15,590	3,459	—	20,833
Merchandise inventories	—	190,386	8,978	(746)	198,618
Prepaid income taxes	1,511	804	178	—	2,493
Prepaid expenses	2,885	1,180	1,797	—	5,862
Intercompany receivable	2,017	695,837	—	(697,854)	—

Total current assets	47,927	909,125	31,522	(698,600)	289,974
Property and equipment, net	15,723	126,538	8,679	—	150,940
Goodwill	—	363,207	10,638	—	373,845
Other intangible assets, net	—	340,470	40	—	340,510
Other assets	2,392	1,663	3,896	(620)	7,331
Investment in subsidiaries	1,415,164	—	—	(1,415,164)	—

Total assets	$1,481,206	$1,741,003	$54,775	$(2,114,384)	$1,162,600

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,435	$87,906	$821	$—	$94,162
Accrued and other current liabilities	29,196	71,466	20,936	—	121,598
Line of credit borrowings	43,000	—	—	—	43,000
Current portion of long-term debt	2,500	—	—	—	2,500
Current obligation under capital lease	—	—	—	—	—
Intercompany payable	691,292	—	7,308	(698,600)	—

Total current liabilities	771,423	159,372	29,065	(698,600)	261,260
Long-term liabilities:
Long-term debt, net of current portion	1,010,565	144	—	—	1,010,709
Long-term sale-leaseback financing liability, net	—	25,545	—	—	25,545
Long-term obligation under capital lease	—	—	—	—	—
Lease incentives and other liabilities	2,908	43,298	4,498	—	50,704
Deferred income taxes	9,343	114,844	—	(620)	123,567

Total liabilities	1,794,239	343,203	33,563	(699,220)	1,471,785
Total stockholders’ (deficit) equity	(313,033)	1,397,800	17,364	(1,415,164)	(313,033)
Noncontrolling interest	—	—	3,848	—	3,848

Total liabilities and stockholders’ (deficit) equity	$1,481,206	$1,741,003	$54,775	$(2,114,384)	$1,162,600

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	January 30, 2016
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$982	$3,001	$14,181	$—	$18,164
Accounts receivable, net of allowance	1,073	21,149	4,474	—	26,696
Merchandise inventories	—	197,655	9,587	(600)	206,642
Prepaid income taxes	1,511	516	169	—	2,196
Prepaid expenses	3,359	2,800	598	—	6,757
Intercompany receivable	—	673,936	1,376	(675,312)	—

Total current assets	6,925	899,057	30,385	(675,912)	260,455
Property and equipment, net	13,518	136,020	8,940	—	158,478
Goodwill	—	363,207	9,530	—	372,737
Other intangible assets, net	—	340,968	43	—	341,011
Other assets	2,899	1,200	4,107	(411)	7,795
Investment in subsidiaries	1,410,631	—	—	(1,410,631)	—

Total assets	$1,433,973	$1,740,452	$53,005	$(2,086,954)	$1,140,476

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10,065	$97,665	$1,463	$—	$109,193
Accrued and other current liabilities	27,941	60,863	13,450	—	102,254
Line of credit borrowings	19,000	—	—	—	19,000
Current obligation under capital lease	—	605	—	—	605
Intercompany payable	668,968	—	6,944	(675,912)	—

Total current liabilities	725,974	159,133	21,857	(675,912)	231,052
Long-term liabilities:
Long-term debt, net	1,040,506	—	—	—	1,040,506
Long-term sale-leaseback financing liability, net	—	25,578	—	—	25,578
Long-term obligation under capital lease	—	2,245	—	—	2,245
Lease incentives and other liabilities	4,455	46,117	4,167	—	54,739
Deferred income taxes	11,640	113,015	—	(411)	124,244

Total liabilities	1,782,575	346,088	26,024	(676,323)	1,478,364
Total stockholders’ (deficit) equity	(348,602)	1,394,364	16,267	(1,410,631)	(348,602)
Noncontrolling interest	—	—	10,714	—	10,714

Total liabilities and stockholders’ (deficit) equity	$1,433,973	$1,740,452	$53,005	$(2,086,954)	$1,140,476

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	May 2, 2015
	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$1,564	$4,557	$16,242	$—	$22,363
Accounts receivable, net of allowance	892	21,996	2,627	—	25,515
Merchandise inventories	—	201,010	8,642	(744)	208,908
Prepaid income taxes	1,860	427	472	—	2,759
Prepaid expenses	2,468	14,727	1,366	—	18,561
Deferred income taxes	—	15,992	804	(9,533)	7,263
Intercompany receivable	5,035	596,966	—	(602,001)	—

Total current assets	11,819	855,675	30,153	(612,278)	285,369
Property and equipment, net	11,965	153,567	10,868	—	176,400
Goodwill	—	362,021	12,287	—	374,308
Other intangible assets, net	—	342,662	154	—	342,816
Other assets	7,799	1,254	3,856	(6,820)	6,089
Investment in subsidiaries	1,404,444	—	—	(1,404,444)	—

Total assets	$1,436,027	$1,715,179	$57,318	$(2,023,542)	$1,184,982

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$19,712	$84,613	$1,101	$—	$105,426
Accrued and other current liabilities	32,954	62,429	11,163	123	106,669
Deferred income taxes	9,656	—	—	(9,656)	—
Line of credit borrowings	42,000	—	—	—	42,000
Current obligation under capital lease	—	565	—	—	565
Intercompany payable	597,708	—	5,037	(602,745)	—

Total current liabilities	702,030	147,607	17,301	(612,278)	254,660
Long-term liabilities:
Long-term debt, net	1,092,549	—	—	—	1,092,549
Long-term obligation under capital lease, net	—	2,704	—	—	2,704
Lease incentives and other liabilities	4,793	48,485	4,731	—	58,009
Deferred income taxes	—	136,668	17	(6,820)	129,865

Total liabilities	1,799,372	335,464	22,049	(619,098)	1,537,787
Total stockholders’ (deficit) equity	(363,345)	1,379,715	24,729	(1,404,444)	(363,345)
Noncontrolling interest	—	—	10,540	—	10,540

Total liabilities and stockholders’ (deficit) equity	$1,436,027	$1,715,179	$57,318	$(2,023,542)	$1,184,982

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED APRIL 30, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(29,661)	$32,193	$(280)	$—	$2,252

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,633)	(2,087)	129	—	(3,591)
Receipt of related party loan receivable	—	—	1,741	—	1,741
Intercompany transfers	(2,017)	(27,733)	1,376	28,374	—
Other	—	1	—	—	1

Net cash (used in) provided by investing activities	(3,650)	(29,819)	3,246	28,374	(1,849)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	28,061	—	313	(28,374)	—
Proceeds from ABL facility	152,000	—	—	—	152,000
Payments on ABL facility	(128,000)	—	—	—	(128,000)
Proceeds from ABL term loan	50,000	—	—	—	50,000
Payments for deferred financing costs	(3,804)	—	—	—	(3,804)
Repurchase of notes	(26,198)	—	—	—	(26,198)
Payments on capital lease and sale-leaseback financing liability	—	(47)	—	—	(47)
Dividend payment by VIE to its parent	—	—	(512)	—	(512)

Net cash provided by (used in) financing activities	72,059	(47)	(199)	(28,374)	43,439

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	162	—	162

Net increase in cash and cash equivalents	38,748	2,327	2,929	—	44,004
CASH AND CASH EQUIVALENTS:
Beginning of Period	982	3,001	14,181	—	18,164

End of Period	$39,730	$5,328	$17,110	$—	$62,168

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This quarterly report contains forward-looking statements. You can identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or similar expressions. All statements we make relating to: future sales, costs and expenses and gross profit percentages; the continuation of historical trends; planned store openings and closings, including franchise partner store openings; estimated capital expenditures for fiscal 2016; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, our actual results may differ materially from those that we had expected. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that it is very difficult to predict the impact of known factors, and it is impossible for us to anticipate all factors that could affect our actual results.

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, filed with the Securities and Exchange Commission on April 28, 2016 (the “Fiscal 2015 Annual Report”). We encourage you to read these risk factor disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of April 30, 2016, we operated a total of 1,303 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	543	48	1	592
Gymboree Outlet stores	174	—	1	175
Janie and Jack® shops (including Janie and Jack outlets)	148	—	1	149
Crazy 8® stores (including Crazy 8 outlets)	387	—	—	387

	1,252	48	3	1,303

In addition, as of April 30, 2016, we operated online stores at www.gymboree.com, www.janieandjack.com, and www.crazy8.com. Overseas franchisees and Gymboree China operated 63 retail stores, as follows:

	Overseas Franchisees (1)	Gymboree China	Total
Gymboree® stores	53	6	59
Janie and Jack® shops	1	—	1
Crazy 8® stores	3	—	3

	57	6	63

(1)	Overseas franchisees operated retail stores in the Middle East, South Korea and Latin America.

In the first quarter of 2016, Gymboree China’s management made the decision to close 25 of its retail locations. During the first quarter of fiscal 2016, 21 retail locations were closed and 4 retail locations are targeted to be closed in the second quarter of fiscal 2016.

We also offer directed parent-child developmental play programs under the Gymboree Play & Music brand at 732 franchised and Company-operated centers in the United States and 43 other countries.

First Quarter 2016 Highlights

Total net sales increased to $285.0 million for the first quarter of fiscal 2016 from $276.1 million in the first quarter of fiscal 2015, an increase of 3.2%, driven primarily by an increase in retail sales of $9.6 million, led by our Gymboree brand, and increased in sales in the Gymboree Play & Music business of $1.5 million, partially offset by a decrease in our retail franchise sales of $2.0 million.

Comparable store sales (including online sales) increased 4% compared to the first quarter of fiscal 2015. Below is the comparable store sales (including online sales) by brand for the periods ended:

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Gymboree	6%	-2%
Janie and Jack	5%	5%
Crazy 8	-2%	4%
Total comparable store sales (including online sales)	4%	0%

Our Adjusted EBITDA increased to $24.5 million for the 13 weeks ended April 30, 2016 from $15.6 million in the same prior year period, an increase of $8.9 million or 57.0%, primarily due to a 4% comparable store sales increase and gross profit expansion. Our results in the first quarter of 2015 were negatively impacted by the west coast port slowdown.

The following table summarizes store openings and closures by brand and country for the 13 weeks ended April 30, 2016. Note that (i) all Crazy 8 stores are in the United States and (ii) retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of January 30, 2016	Store Openings	Store Closures	Store Count as of April 30, 2016
Gymboree US	546	1	(4)	543
Gymboree Canada	48	—	—	48
Gymboree Puerto Rico	1	—	—	1

Total Gymboree	595	1	(4)	592

Gymboree Outlet	174	—	—	174
Gymboree Outlet Puerto Rico	1	—	—	1

Total Gymboree Outlet	175	—	—	175

Janie and Jack (including Janie and Jack outlets)	148	—	—	148
Janie and Jack Puerto Rico	1	—	—	1

Total Janie and Jack	149	—	—	149

Crazy 8 (including Crazy 8 outlets)	387	—	—	387

Total	1,306	1	(4)	1,303

We plan to open approximately 6 new stores in fiscal 2016 (which include 1 new store opened during the 13 weeks ended April 30, 2016) and close approximately 20 to 30 stores (which include 4 stores closed during the 13 weeks ended April 30, 2016), primarily in our Crazy 8 and Gymboree brands. We expect our international franchise partners to open approximately 1 to 5 franchise stores in fiscal 2016.

Seasonality

Our business is impacted by the timing of certain holidays and key retail shopping periods in the apparel and retail industries, which generally result in higher sales during the second half of the fiscal year and lower sales during the first half of the fiscal year. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year.

Results of Operations

13 weeks ended April 30, 2016 compared to 13 weeks ended May 2, 2015

Condensed consolidated statements of operations data as a percentage of total net sales during the 13 weeks ended April 30, 2016 and May 2, 2015 were as follows (amounts in thousands):

	13 Weeks Ended April 30, 2016		13 Weeks Ended May 2, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$271,276	95.2%	$261,732	94.8%
Gymboree Play & Music	10,094	3.5%	8,648	3.1%
Retail Franchise	3,671	1.3%	5,689	2.1%

Total net sales	285,041	100.0%	276,069	100.0%
Cost of goods sold, including buying and occupancy expenses	(168,585)	(59.1)%	(170,712)	(61.8)%

Gross profit	116,456	40.9%	105,357	38.2%
Selling, general and administrative expenses	(114,032)	(40.0)%	(104,710)	(37.9)%

Operating income	2,424	0.9%	647	0.2%
Interest income	105	—	19	—
Interest expense	(19,807)	(6.9)%	(21,076)	(7.6)%
Gain on extinguishment of debt	48,804	17.1%	—	—
Other income (expense), net	112	—	(110)	—

Income (loss) before income taxes	31,638	11.1%	(20,520)	(7.4)%
Income tax expense	(697)	(0.2)%	(1,960)	(0.7)%

Net income (loss)	30,941	10.9%	(22,480)	(8.1)%
Net loss (income) attributable to noncontrolling interest	1,905	0.7%	(545)	(0.2)%

Net income (loss) attributable to The Gymboree Corporation	$32,846	11.5%	$(23,025)	(8.3)%

Net Sales

Total net sales for the first quarter of fiscal 2016 increased to $285.0 million from $276.1 million in the first quarter of fiscal 2015, an increase of $8.9 million or 3.2%.

Net retail sales for the first quarter of fiscal 2016 increased to $271.3 million from $261.7 million in the first quarter of fiscal 2015, an increase of $9.6 million, or 3.6%, primarily due to an increase in comparable store sales (including online sales) of 4%. Comparable store sales (excluding online sales) increased by 5% for the first quarter of fiscal 2016 compared to the same prior year period. The 4% increase in comparable store sales was led by our Gymboree brand followed by our Janie and Jack brand. While the first quarter of fiscal 2015 was negatively impacted by the west coast port slowdown, these sales were recovered in the first quarter of 2016. We believe that the improvement in sales of our Gymboree and Janie and Jack brands from the first quarter of fiscal 2015 to the first quarter of fiscal 2016 was driven primarily by improved product acceptance and better inventory management. Total net stores decreased to 1,303 as of April 30, 2016 from 1,322 as of May 2, 2015. Total square footage was approximately 2.7 million square feet as of April 30, 2016 and May 2, 2015.

Gymboree Play & Music net sales for the first quarter of fiscal 2016 increased to $10.1 million from $8.6 million in the same prior year period, an increase of $1.5 million or 16.7%, primarily due to growth in the number of Gymboree Tianjin franchisee sites to 267 as of the end of the first quarter of fiscal 2016 from 232 at the same prior year period, combined with stronger performance of existing Gymboree Tianjin sites.

Retail franchise net sales for the first quarter of fiscal 2016 decreased to $3.7 million from $5.7 million in the same prior year period, a decrease of $2.0 million or 35.5%, primarily due to lower sales to our franchisee in the Middle East region. As of the first quarter of fiscal 2016, our overseas franchisees operated 63 stores compared to 85 stores as of the end of the same period last year.

Gross Profit

Gross profit for the first quarter of fiscal 2016 increased to $116.5 million from $105.4 million in the same prior year period, primarily driven by gross profit expansion. Gross profit for the first quarter of fiscal 2015 was negatively impacted by the west coast port slowdown. As a percentage of net sales, gross profit for the first quarter of fiscal 2016 increased by 270 basis points to 40.9% from 38.2% in the same prior year period. The 270 basis point increase was driven primarily by lower cost of goods sold (“COGS”) as a percentage of sales due to the mix of merchandise inventories sold, lower buying and occupancy costs as a percentage of sales. Gross profit for the first quarter of fiscal 2015 was lower due to the impact of the west coast port slowdown. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $15.9 million and $10.4 million during the first quarter of fiscal 2016 and 2015, respectively. Distribution costs for the first quarter of fiscal 2016 increased primarily due to a $5.7 million net expense related to the termination of an operating service agreement with a third party fulfillment center.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A increased to $114.0 million for the first quarter of fiscal 2015 compared to $104.7 million in the same prior year period. As a percentage of net sales, SG&A expenses increased 210 basis points to 40.0% for the first quarter of fiscal 2016 from 37.9% in the same prior year period primarily due to a $5.7 million net expense related to the termination of an operating service agreement with a third party fulfillment center (see Note 9 to the condensed consolidated financial statements included elsewhere in this quarterly report), $1.3 million of exit costs associated with the closure of retail locations in China, and incremental marketing expenses.

Interest Expense

Interest expense decreased to $19.8 million during the first quarter of fiscal 2016 compared to $21.1 million in the same prior year period. The net decrease of $1.3 million was primarily related to the decrease in our Notes due to repurchases during the first quarter of fiscal 2016 and the fourth quarter of fiscal 2015, offset by amortization of our interest rate caps and an increase in ABL borrowings.

Gain on Extinguishment of Debt

During the first quarter of fiscal 2016, we repurchased Notes (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report) with an aggregate principal amount of $77.0 million for $26.2 million in cash through privately negotiated transactions. We recorded a $48.8 million gain on extinguishment of debt, net of a $2.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt. We did not repurchase any Notes in the same prior year period.

Income Taxes

The effective tax rate for the first quarter of fiscal 2016 and 2015 was 2.2% (expense) and -9.6% (expense), respectively. The change in effective tax rate was due to differences in forecasted earnings between years, increased earnings from our VIEs, releases of unrecognized tax benefits and recognition of benefits from indefinite-lived assets (trade names).

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of April 30, 2016, January 30, 2016 and May 2, 2015, our valuation allowance against deferred tax assets was $49.9 million, $63.2 million and $67.3 million, respectively. The valuation allowance as of April 30, 2016 represents a valuation allowance against all net deferred tax assets in U.S. federal, unitary U.S. state and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities, and against the tax benefit on losses from our VIEs. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Financial Condition

Liquidity and Capital Resources

Overview

We finance our business with existing cash, cash from operations and the funds available under our Senior Credit Facilities, which were comprised of an $820 million secured term loan agreement (“Term Loan”), a $225 million asset-backed revolving credit facility (“ABL Facility”), and $50 million ABL Term loan (see Notes 5 and 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). We had cash and cash equivalents of $62.2 million, $18.2 million, and $22.4 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively (including amounts held by the VIEs). Cash and cash equivalents as of April 30, 2016 include $38.6 million of proceeds from the $50 million ABL Term Loan. Cash and cash equivalents held by the VIEs, of which we are the primary beneficiary, and the results of which we have consolidated into our financial statements, were $12.5 million, $9.6 million, and $9.9 million as of April 30, 2016, January 30, 2016 and May 2, 2015, respectively (see Note 17 to the condensed consolidated financial statements included elsewhere in this quarterly report). The assets of the VIEs can only be used by the VIEs. Net working capital as of April 30, 2016, January 30, 2016 and May 2, 2015 totaled $28.7 million, $29.4 million and $30.7 million, respectively (including $0.2 million, $6.2 million and $5.9 million, respectively, from our VIEs).

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

Cash flows provided by (used in) operating activities

Net cash provided by operating activities during the first quarter of fiscal 2016 was $2.3 million compared to net cash used in operating activities of $2.6 million in the same prior year period.

The change in cash flows from operating activities during the first quarter of fiscal 2016 was primarily due to gross profit expansion, the timing of purchases of merchandise inventories, and the timing of payment of accounts payable and accrued liabilities.

Cash flows used in investing activities

Net cash used in investing activities during the first quarter of fiscal 2016 was $1.8 million compared to $2.8 million in the same prior year period.

The net change during the first quarter of fiscal 2016 was primarily due to the receipt of a related party loan receivable of $1.7 million (see Note 15 to the condensed consolidated financial statements included elsewhere in this quarterly report), partially offset by higher capital expenditures, which increased by $0.5 million to $3.6 million compared to $3.1 million in the same prior year period.

We estimate capital expenditures for fiscal 2016 will be approximately $30 to $35 million. We expect capital expenditures to be used primarily for our systems infrastructure, lease required remodels of existing stores and, to a lesser extent, new store growth.

Cash flows provided by financing activities

Net cash provided by financing activities during the first quarter of fiscal 2016 was $43.4 million compared to $8.9 million in the same prior year period. The increase was due primarily to a $50.0 million ABL Term Loan that we obtained (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report), partially offset by payments for deferred financing costs of $3.8 million, and an increase in our line of credit borrowings from our ABL Facility of $24.0 million. The increase was offset by a repurchase of our Notes with an aggregate principal amount of $77.0 million for $26.2 million in cash through privately negotiated transactions (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report).

Credit Facilities

ABL Facility

In September 2015, we entered into the first amendment (the “First Amendment”) to our senior secured asset-based revolving credit facility (“ABL Revolving Facility”) to extend the maturity date of the ABL revolving commitments from March 2017 to the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan (which is currently due to mature in February 2018) or the Notes (which are currently due to mature in December 2018), unless such indebtedness is cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such indebtedness. The ABL revolving commitment will therefore mature in December 2017 unless the Term Loan and the Notes (other than an aggregate amount of Term Loans and Notes that is equal to or less than $25.0 million) are refinanced with indebtedness having a final maturity date later than February 2018.

In April 2016, we entered into a second amendment to the ABL Revolving Facility (the ABL Revolving Facility, as so amended, the “ABL Facility” or the “Second Amendment”). The Second Amendment provides for a senior secured term loan (the “ABL Term Loan”) of $50.0 million, subject to a borrowing base.

The ABL Facility provides for financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit and the outstanding amount of the ABL Term Loan. As of April 30, 2016, line of credit borrowings outstanding under the ABL Facility were $43.0 million and letter of credit utilization was $30.8 million. Undrawn line of credit availability under the ABL Facility, after being reduced by outstanding line of credit borrowings, letter of credit utilization and $50 million of ABL Term Loan, was $90.7 million as of April 30, 2016. Average line of credit borrowings during the 13 weeks ended April 30, 2016 under the ABL Facility amounted to $49.7 million. We anticipate utilizing our line of credit under the ABL Facility throughout the course of fiscal 2016 to support seasonal working capital needs and expect to have borrowings outstanding at year-end.

Line of credit borrowings under the ABL Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of April 30, 2016, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Facility was 3.9%. In addition to paying interest on outstanding line of credit borrowings under the ABL Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum under the ABL Facility.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding. As of April 30, 2016, we were not required to test compliance with this financial covenant.

ABL Term Loan

The ABL Term Loan of $50.0 million may be used to repurchase Notes, to finance the acquisition of working capital assets, for capital expenditures and permitted acquisitions and for other general corporate purposes.

The ABL Term Loan bears interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. Interest is payable monthly. As of April 30, 2016, the interest rate under our ABL Term Loan was 10.9%.

The ABL Term Loan requires us to make quarterly payments equal to $0.6 million, with the balance due on the maturity of the ABL Term Loan, which is the same as the maturity date of the ABL line of credit commitment.

The Second Amendment also provides for a new availability covenant, which requires the Company and its restricted subsidiaries to maintain a minimum amount of “Combined Availability” and “Availability” for as long as the ABL Term Loan remains outstanding. “Combined Availability” is equal to (a) the ABL Term Loan borrowing base minus (b) the sum of the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization). “Availability” is equal to the lesser of (A) (I) the revolving credit ceiling (which as of April 30, 2016 was $225.0 million) minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization. Under the new availability covenant, the Company and its restricted subsidiaries must maintain (i) Combined Availability in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base; and (ii) Availability in excess of the greater of (X) $17.5 million and (Y) 10% of the lesser of (1) the applicable revolving line of credit borrowing base and (2) the revolving credit ceiling. The Second Amendment also provided the agent for the ABL Term Loan and the ABL Term Loan lenders with certain consent rights to amendments relating to, among other terms and provisions, the borrowing bases, the availability covenant and certain negative covenants. All other material affirmative and negative covenants and events of default under the ABL Facility remained substantially unchanged following the Second Amendment.

Term Loan

We also have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. As of April 30, 2016, $769.1 million was outstanding under the Term Loan. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Facility. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of April 30, 2016, the interest rate under our Term Loan was 5%.

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

Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% Notes due in December 2018. Interest on the Notes is payable semi-annually. As of April 30, 2016, the Notes payable balance outstanding was $210.6 million.

On April 26, 2016, the Company announced a cash tender offer (the “Tender Offer”) to purchase the maximum aggregate principal amount of its outstanding Notes that it can purchase for $40.0 million, excluding accrued interest. The Tender Offer expired on May 23, 2016. During the second quarter of fiscal 2016, the Company repurchased $39.6 million aggregate principal amount of Notes for $20.6 million through the Tender Offer and will recognize $18.0 million of gain on extinguishment of debt, net of a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 28, 2016.

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

The following table provides a reconciliation of net loss attributable to The Gymboree Corporation to Adjusted EBITDA for the periods indicated (in thousands):

	13 Weeks Ended April 30, 2016	13 Weeks Ended May 2, 2015
Net income (loss) attributable to The Gymboree Corporation	$32,846	$(23,025)
Reconciling items (a):
Interest expense	19,807	21,076
Interest income	(3)	(7)
Income tax (benefit) expense	(320)	1,305
Depreciation and amortization (b)	9,983	10,295
Non-cash share-based compensation expense	622	720
Loss on disposal/impairment on assets	370	133
Loss on contract termination (c)	5,689	—
Gain on extinguishment of debt	(48,804)	—
Acquisition-related adjustments (d)	3,542	3,234
Other (e)	762	1,866

Adjusted EBITDA	$24,494	$15,597

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net income (loss) attributable to The Gymboree Corporation.

(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$384	$384
Amortization of below and above market leases (impacts COGS)	(239)	(133)

	$145	$251

(c) Incurred as a result of termination of a contract with a third-party fulfillment center for www.gymboree.com.

(d) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$1,784	$1,886
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	1,758	1,348

	$3,542	$3,234

Acquisition-related adjustments remove the impact of purchase accounting, as a result of the November 23, 2010 Merger (refer to Item 1A. Risk Factors of the annual report on Form 10-K for fiscal 2015).

(e) Other is comprised of restructuring and non-recurring charges.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate

April 30, 2016	$2,694	$(391)	$0.80
January 30, 2016	$5,492	$(145)	$0.71
May 2, 2015	$2,343	$(55)	$0.82

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of April 30, 2016, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of April 30, 2016, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Facility (see Notes 5 and 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of April 30, 2016, January 30, 2016 and May 2, 2015, accumulated other comprehensive loss (before income tax) included approximately $4.0 million, $4.6 million and $7.7 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company conducted an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can provide only reasonable assurance of achieving their control objectives. Based on the Company’s evaluation, the Chief Executive Officer and the Chief Financial Officer concluded the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the Company’s Chief Executive Officer and the Chief Financial Officer concluded as of the end of the period covered by this report that the Company’s disclosure controls and procedures are also effective to ensure information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the Company’s first quarter of fiscal 2016, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2015 Annual Report on Form 10-K.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit Number	Description

10.1

Second Amendment to Amended and Restated Credit Agreement, dated April 22, 2016, among The Gymboree Corporation, Giraffe Intermediate B, Inc., the other Borrowers party thereto, the other Facility Guarantors party thereto, the Lenders party thereto, Bank of America N.A., as administrative and collateral agent, and Pathlight Capital LLC, as ABL term loan agent.

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

101

The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

June 13, 2016	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

10.1

Second Amendment to Amended and Restated Credit Agreement, dated April 22, 2016, among The Gymboree Corporation, Giraffe Intermediate B, Inc., the other Borrowers party thereto, the other Facility Guarantors party thereto, the Lenders party thereto, Bank of America N.A., as administrative and collateral agent, and Pathlight Capital LLC, as ABL term loan agent.

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

101

The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.