Form 10-KT
period 2016-07-30
GYMBOREE CORP
filed 2016-10-28
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM January 31, 2016 TO July 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 28, 2016, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

DOCUMENTS INCORPORATED BY REFERENCE

None.

THE GYMBOREE CORPORATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This transition report contains forward-looking statements. You can generally identify forward-looking statements because they contain words such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” or “anticipate” or other similar expressions. All statements we make relating to: future sales, the number of stores we expect to open or close, including through franchisees, costs and expenses, including our estimates and plans for capital expenditures in fiscal 2017, and gross profit percentages; the continuation of historical trends; our ability to operate our business under our capital and operating structure; and the sufficiency of our cash balances and cash generated from operating and financing activities for future liquidity and capital resource needs are forward-looking statements. Each forward-looking statement contained in this transition report is subject to risks and uncertainties that could cause our actual results to differ materially from those expressed or implied by such forward-looking statements. Applicable risks and uncertainties include, among others, those identified under “Item 1A, Risk Factors” and elsewhere in this transition report. We encourage you to carefully read these risk factor disclosures. We caution investors not to place considerable reliance on the forward-looking statements contained in this transition report. These statements, like all statements in this transition report, speak only as of the date of this transition report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments, except as otherwise required by law.

PART I

Item 1. Business

General

The Gymboree Corporation (“we,” “us,” “our,” “Gymboree” and “Company”) was organized in October 1979 as a California corporation and re-incorporated as a Delaware corporation in June 1992. Effective June 28, 2016, we changed our fiscal year-end from the Saturday closest to January 31st of each year to the Saturday closest to July 31st of each year. As a result of this change, our fiscal year 2016 is comprised of a 26-week transition period from January 31, 2016 through July 30, 3016. Our fiscal years 2015, 2014, and 2013 ended on January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Fiscal years 2015, 2014, and 2013 include 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories under the Gymboree®, Janie and Jack® and Crazy 8® brands. Our brands operate in retail store locations, including outlets, online and franchise channels and are in multiple geographies in the global retail marketplace.

Through July 15, 2016, we also offered directed parent-child developmental play programs at franchised and Company-operated Gymboree Play & Music® centers in the United States and other countries. Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) was Gymboree Play & Music’s master franchisee in China, while Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) was an operator of Gymboree retail stores in China. Gymboree Tianjin and Gymboree China were collectively referred to as variable interest entities (“VIEs”).

On July 15, 2016, we sold the Gymboree Play & Music business to Zeavion Holding Pte. Ltd. (“Zeavion”). Concurrent with the sale of Gymboree Play & Music, Gymboree Investment Holdings L.P. sold the VIEs to Zeavion. For further information refer to Note 2 in the consolidated financial statements included in Part II, Item 8, of this Transition Report on Form 10-K.

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

Crazy 8: Crazy 8 offers fashionable outfits at an exceptional value for girls and boys without sacrificing quality in sizes 6 months through 14 years. Styles are designed for kids who like to wear clothes their own way and for parents who want ease and affordability.

As of July 30, 2016, we operated a total of 1,299 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	541	48	1	590
Gymboree Outlet stores	174	—	1	175
Janie and Jack® shops (including Janie and Jack outlets)	148	—	1	149
Crazy 8® stores (including Crazy 8 outlets)	385	—	—	385

Total	1,248	48	3	1,299

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

Overseas franchisees operated 56 retail stores in the Middle East, South Korea and Latin America as follows as of July 30, 2016:

Number of Franchised Stores
Gymboree® stores	51
Janie and Jack® shops	2
Crazy 8® stores	3

Total	56

Suppliers

The majority of our apparel is manufactured to our specifications by 80 independent manufacturers located primarily in Asia (principally China (24%), Vietnam (20%), Bangladesh (18%), and India (13%) for the 26 weeks ended July 30, 2016). All product purchases are denominated in U.S. dollars. One buying agent manages a substantial portion of our inventory purchases (approximately 93% for the 26 weeks ended July 30, 2016). We have no long-term contracts with suppliers and typically transact business on an order-by-order basis. Factories typically undergo annual audits for social accountability by independent third parties. In addition, all of our products undergo a quality audit performed by our main buying agent or other third parties.

Seasonality and Competition

Our operations are seasonal in nature, with sales from retail operations peaking during the quarter ending in January, primarily during the holiday season in November and December. During fiscal 2015, 2014, and 2013, the fourth quarter accounted for approximately 32%, 31%, and 28%, respectively, of net sales from retail operations respectively.

Trademark and Service Marks

In the United States, we are the owner of a number of trademarks and service marks, including the trademarks and service marks “Gymboree,” “Janie and Jack,” and “Crazy 8,” and the trademark “Gymbucks.” These marks and certain other of our marks are registered with the United States Patent and Trademark Office. The mark “Gymboree” is also registered, or is the subject of pending applications, in approximately 106 foreign countries. All other trademarks or service marks appearing in this transition report that are not identified as marks owned by us are the property of their respective owners. Each federal registration is renewable indefinitely if the mark is still in use at the time of renewal. The Company’s rights in the “Gymboree,” “Janie and Jack” and “Crazy 8” marks and other marks are a significant part of its business. Accordingly, we intend to maintain the marks and the related registrations. We are not aware of any material claims of infringement or other material challenges to our right to use the “Gymboree,” “Janie and Jack” and “Crazy 8” marks in the United States.

We use a number of other trademarks, certain of which have been registered with the U.S. Patent and Trademark Office and in certain foreign countries. We believe that our registered and common-law trademarks have significant value to our business and that some of our trademarks are instrumental to our ability to both market our products and create and sustain demand for our products.

Employees

As of July 30, 2016, we had approximately 5,090 full-time equivalents made up of 11,999 full and part-time employees. A significant number of seasonal employees are hired during each holiday selling season. None of our employees are represented by a labor union.

Segment and International Financial Information

Certain financial information about our reportable segments is included in Note 18 “Segment Information” to the consolidated financial statements included elsewhere in this transition report.

Available Information

We currently make available on our website at www.gymboree.com, under “Company Information—Financial Resources & SEC filings,” free of charge, our transition reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such documents as soon as reasonably practicable after we electronically file or furnish such materials to the U.S. Securities and Exchange Commission (“SEC”). The public may read and copy any materials filed with the SEC by calling the SEC at 1-800-SEC-0330. We also currently make available under “Company Information—Corporate Governance” our code of ethics as well as other documents and materials relating to corporate governance. References to the Company’s website address do not constitute incorporation by reference of the information contained on the website, and the information contained on the website is not part of this transition report.

Item 1A. Risk Factors

Our financial performance is subject to various risks and uncertainties. The risks described below are those that we believe are the material risks we face. Any of the risk factors described below could significantly and adversely affect our business, prospects, sales, revenues, gross profit, cash flows, financial condition and results of operations. Furthermore, these risk factors represent risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the forward-looking statements contained in this transition report. See “Cautionary Note Regarding Forward-Looking Statements.”

Risks Related to Our Indebtedness and Certain Other Obligations

Our substantial leverage and weaker than expected operating performance could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations.

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

As a result of the Transactions discussed above, we are highly leveraged. The following chart shows our indebtedness as of July 30, 2016 (in millions):

July 30, 2016
($ in millions)
ABL Facility (1)	$42.0
ABL Term loan (1)	50.0
Term Loan due February 2018 (1)	769.1
9.125% senior notes due December 2018 (“Notes”)	171.0

Total indebtedness	$1,032.1

(1)

As of July 30, 2016, the Company’s senior credit facilities (collectively, the “Senior Credit Facilities”) were comprised of an $820 million secured term loan agreement (the “Term Loan”) and a $225 million asset backed revolving credit facility (“ABL Revolving Facility”) and includes a senior secured asset backed term loan (the “ABL Term Loan”) of $50.0 million. Amounts available under the ABL Revolving Facility are subject to customary borrowing base limitations and are reduced by letter of credit utilization. The Term Loan matures on February 23, 2018, and the ABL Term Loan and the ABL revolving commitments mature the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan or the Notes (which mature in December 2018), unless such indebtedness is cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such indebtedness.

The Senior Credit Facilities also allow an aggregate of $200 million in uncommitted incremental facilities, the availability of which is subject to our meeting certain conditions and will be reduced by the amount of any additional commitments incurred under the ABL Facility since the closing date of the Term Loan (including the ABL Term Loans).

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

Our Senior Credit Facilities and the indenture governing the Notes contain various covenants that limit our ability to engage in specified types of transactions. These covenants provide certain limits on, but do not prohibit, our ability to, among other things, incur or guarantee additional indebtedness, pay dividends on, or redeem or repurchase, our capital stock, make certain acquisitions or investments, enter into sale-leaseback transactions, materially change our business, incur or permit to exist certain liens, enter into transactions with affiliates or sell our assets to, or merge or consolidate with or into, another company. In addition to the foregoing covenants, the ABL Facility contains covenants requiring us to maintain a certain minimum amount of availability under the ABL Facility and, if the ABL Term Loan is no longer outstanding, the ABL Revolving Facility under certain circumstances would require us to satisfy a financial test. Our ability to satisfy these tests may be affected by events outside of our control.

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

Our business has not been generating sufficient cash flow from operations, and future borrowings may not be available under our Senior Credit Facilities, in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. As a result, we expect we will need to refinance all or a portion of our indebtedness on or before maturity. However, we may not be able to refinance any of our indebtedness, including the Senior Credit Facilities and the Notes, on commercially reasonable terms or at all, particularly given that our recent results have been weaker than anticipated. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions and investments. Any such action, if necessary, may not be effected on commercially reasonable terms or at all. Our Senior Credit Facilities and the indenture governing the Notes restrict our ability to sell assets and use the proceeds from such sales.

In addition, if availability under our ABL Facility falls below a specified minimum threshold, the agent for the ABL lenders will be permitted, subject to certain exceptions, to take control of our bank accounts and apply the funds in such accounts to pay down our obligations under the ABL Facility. Since availability under our ABL Facility is calculated based on a borrowing base consisting of certain of our short term assets, we could fall below the minimum availability threshold if certain factors beyond our control were to occur.

If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including availability covenants in our ABL Facility and other covenants in our Senior Credit Facilities and the indenture governing the Notes), we could be in default under the terms of the agreements governing such indebtedness. In addition, if our independent registered public accounting firm includes a qualification or exception regarding our ability to continue as a going concern in its audit report and opinion regarding our financial statements, an event of default would be triggered under our Senior Credit Facilities. In the event of such a default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under our Senior Credit Facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may in the future need to obtain waivers from the required lenders under our Senior Credit Facilities to avoid being in default. If we breach our covenants under our Senior Credit Facilities and seek such a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under our Senior Credit Facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

Risks Related to the Business

Global economic conditions may adversely affect our financial performance.

During the recent economic recession, global financial markets experienced extreme volatility, disruption and credit contraction. The volatility and disruption to the capital markets significantly and adversely affected global economic conditions, resulting in additional significant recessionary pressures and declines in employment levels, consumer and business confidence, disposable income and actual and perceived wealth. Demand for children’s apparel, specifically brand name apparel products, is impacted by the overall level of consumer spending. Although there have been some improvements since the economic recession, continuing or worsened adverse economic conditions, including higher unemployment, gasoline, energy and health care costs, taxes and tighter credit, could continue to affect consumer confidence and discretionary consumer spending adversely and may adversely affect our sales, cash flows and results of operations. Additionally, renewed turmoil in the financial and credit markets could adversely affect our costs of capital and the sources of liquidity available to us.

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

Historically, a significant portion of our retail sales have been realized during the holiday season in the months of November and December. We are dependent on the holiday season, particularly the month of December, to sell a significant portion of our existing inventory, which may be affected by weather, spending patterns, promotional activity, terrorist activity or other security threats or perceived threats impacting store traffic. We have also experienced periods of increased sales activity in the early spring, during the period leading up to the Easter holiday, and in the early fall, in connection with back-to-school sales. Changes in seasonal consumer spending patterns could result in lower-than-expected sales during these periods. Such circumstances could cause us to have excess inventory, necessitating markdowns to dispose of these excess inventories, which would reduce our profitability. Any failure by us to meet our business plan for, in particular, the quarters ending in October and January of any fiscal year could have a material adverse effect on our earnings, which in all likelihood would not be offset by satisfactory results achieved in other quarters of the same fiscal year in which sales are less concentrated. Also, because we typically spend more in labor costs during the holiday season to hire temporary store employees in anticipation of increased holiday business volume, a shortfall in expected sales during that period could result in a disproportionate decrease in our earnings.

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

Furthermore, our business is subject to risks associated with foreign governmental regulations, including without limitation exposure to potential liabilities under anti-corruption and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, compliance with laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, restrictions on pricing or discounts and similar laws and regulations in other jurisdictions. Although we have implemented policies and procedures to facilitate our compliance with U.S. and foreign laws and regulations relating to doing business in foreign markets and importing merchandise from various countries, there can be no assurance that our policies and procedures will be effective or that foreign vendors and other third parties with whom we do business will not violate such laws and regulations or our policies. If our policies and procedures are not effective or if there is significant or continuing noncompliance with such standards and laws by one or more vendors, U.S and foreign governmental regulations could have a negative impact on our reputation, could subject us to liability and could have an adverse effect on our results of operations.

Labor disputes at ports can disrupt shipping and transportation channels, leading us to incur significantly higher freight costs and delay us getting products to market.

The majority of our products are manufactured outside of our principal sales markets. As a result, our products must be transported by third parties over large geographical distances. Shortages in ocean or air freight capacity and volatile fuel costs can result in rapidly changing transportation costs. We may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our results of operations. For example, even though we do not have any containers directly booked on Hanjin vessels, there has been a disruption in the shipping industry as a result of the recently announced bankruptcy of Hanjin, one of the largest ocean freight carriers in the world, including increased shipping charges, capacity constraints and surcharges for priority loading. We expect this disruption in the shipping industry will have a modest negative impact on our results, which could be further impacted by a worsening disruption. Furthermore, shipping disruptions and delays could also negatively impact sales as each of our brands has significant elements that are seasonal in nature, especially the Gymboree brand.

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

Our business is subject to the risk that the U.S. may adopt additional regulations relating to imported apparel products, including duties, taxes and other charges or restrictions on imported apparel. We cannot predict whether additional U.S. quotas, duties, taxes or other charges or restrictions will be imposed upon the importation of our products in the future, or what effect any such actions would have on our business, financial position and operating results. If the U.S. government imposes any such charges or restrictions, our supply of products could be disrupted and their cost could substantially increase, either of which could have a material adverse effect on our operating results. Unforeseen delays in customs clearance of any goods could have a material adverse effect on our ability to deliver complete shipments to our stores in a timely manner, which in turn could have a material adverse effect on our business and operating results.

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

For the last several years, we have fulfilled online customer orders for www.gymboree.com through a third-party fulfillment center in Ohio, which was operated through an outsourced arrangement. The arrangement provided us with warehousing, fulfillment and logistics services for these online orders. On February 25, 2016, the Company terminated the third-party fulfillment arrangement and in May 2016 transferred the warehousing, logistics and fulfillment of our www.gymboree.com online customer orders to our distribution center in Dixon, California. This transfer increases the risk that capacity constraints, natural disasters, accidents, system failures, disruptions or other events experienced at the Dixon, California distribution facility could have a material adverse effect on our earnings, financial position and reputation.

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

We require our independent manufacturers to operate their businesses in compliance with the laws and regulations that apply to them. Our sourcing personnel periodically visit and monitor the operations of our independent manufacturers, but we cannot control their business or labor practices. We also rely on independent third parties to audit factories annually for compliance with safety and labor laws. If one of our independent manufacturers violates or is suspected of violating labor laws or other applicable regulations, or if such manufacturer engages in labor or other practices that diverge from those typically acceptable in the U.S. or any of the other countries in which we operate, we could in turn experience negative publicity or be subject to legal action. Negative publicity or legal actions regarding our manufacturers or the production of our products could have a material adverse effect on our reputation, sales, business, financial position and operating results.

We are dependent on third parties for operational and critical business functions, and their failure to provide services to us, or our inability to timely replace them when necessary, could have a material adverse effect on our business and operating results.

We outsource certain operational functions such as customer service to third-party service providers. If we fail to successfully deploy, manage, or oversee our operations, our business could be adversely affected. We also rely on third parties for critical functions involving credit card processing and store communications. These third parties may experience financial difficulties or business disruptions that could adversely affect their ability to perform their contractual obligations to us, including their obligations to comply with Payment Card Industry (“PCI”) data security standards. Any such failure to provide services to us or to comply with PCI security requirements could negatively affect our reputation and impact our internal communications systems, including our ability to accept payment cards, which could have an adverse impact on business operations and lead to lower sales. Although we believe that other vendors could be identified and retained to provide these services, we may not timely find an adequate replacement, which could result in a material adverse effect on our business and operating results and adverse publicity.

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

We are subject to income taxes in federal and applicable state and local tax jurisdictions in the United States, Canada, Australia, Puerto Rico, Kuwait and South Korea. We record tax expense based on our estimates of future payments, which include reserves for estimates of uncertain tax positions. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may impact the ultimate settlement of these tax positions. As a result, we expect that there could be ongoing variability in our quarterly tax rates as taxable events occur and exposures are re-evaluated. Further, our effective tax rate in a given financial statement period may be materially impacted by changes in the mix and level of earnings.

We are also subject to sales and use taxes, as well as other local taxes, in applicable jurisdictions in the United States, Canada, Puerto Rico and South Korea. At any time, many tax years are subject to audit by various taxing jurisdictions. The results of these audits and negotiations with taxing authorities may adversely impact the ultimate settlement of these tax positions and our financial results.

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

One buying agent manages a substantial portion of our inventory purchases (approximately 93% in fiscal year 2016). The loss of this buying agent could result in delays in procuring inventory, which could result in a material adverse effect on our business and operating results. In addition, we have no long-term contracts with suppliers and typically transact business on an order-by-order basis, which provides us little pricing protection and could make it easier for a supplier to stop supplying us.

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

We have entered into franchise agreements with unaffiliated third parties to operate stores in certain countries in the Middle East, South Korea and Latin America. Under these agreements, third parties operate stores that sell apparel, purchased from us, primarily under the Gymboree name. We have limited experience managing apparel retail franchise relationships and these arrangements may ultimately not be successful. While we expect that this will be a small part of our business in the near future, we plan to continue to increase these types of arrangements over time as part of our international expansion efforts. The effect of these arrangements on our business and operating results is uncertain and will depend upon various factors, including the demand for our products in new markets and our ability to successfully identify appropriate third parties to act as franchisees, distributors, or in a similar capacity. In addition, certain aspects of these arrangements are not directly within our control. Other risks that may affect these third parties include general economic conditions in specific countries or markets, changes in diplomatic and trade relationships, and political instability. Moreover, while the agreements we have entered into and plan to enter into in the future provide us with certain termination rights, to the extent that these parties do not operate their stores in a manner consistent with our requirements regarding our Gymboree brand identity and customer experience standards, or with laws and regulations regarding consumer and data protection and privacy, the value of our brands could be impaired. A failure to protect the value of our brands or any other harmful acts or omissions by a franchisee could have an adverse effect on our operating results and our reputation.

We may be unable to protect our trademarks and other intellectual property rights.

We believe that our trademarks and service marks are important to our success and our competitive position due to their name recognition with our customers. We devote substantial resources to the establishment and protection of our trademarks and service marks on a worldwide basis. We are not aware of any material claims of infringement or material challenges to our right to use any of our trademarks and service marks in the U.S. or abroad. Nevertheless, the actions we have taken to establish and protect our trademarks and service marks may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as a violation of the trademarks, service marks and proprietary rights of others, particularly as we continue to expand our business outside the U.S. Also, others may assert rights in, or ownership of, trademarks and other proprietary rights of ours and we may not be able to successfully resolve these types of conflicts to our satisfaction. In addition, the laws of certain foreign countries may not protect proprietary rights to the same extent as do the laws of the U.S.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease approximately 162,400 square feet of office space in a building in San Francisco, California, for our corporate offices. Approximately 34,300 square feet of this office space is subleased to a third party. Our office lease and sublease agreements expire in April 2018.

We lease an approximately 444,000 square-foot distribution center on approximately 31 acres in Dixon, California, which we use to distribute our products. Our lease agreement of the distribution center expires in May 2030.

As of July 30, 2016, our 1,299 stores included an aggregate of approximately 2,696,000 square feet of leased space. Store leases typically have 10-year terms and typically include a termination clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. Approximately 175, 195, and 188 store leases will come up for renewal during fiscal 2017, 2018 and 2019, respectively. We are also in the process of negotiating lease terms for approximately 11 stores currently operating under month-to-month terms. See Note 11 to the consolidated financial statements included elsewhere in this transition report.

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

We did not pay any cash dividends on our common stock to Parent during the 26 weeks ended July 30, 2016. We do not have an established annual dividend policy. We may issue dividends to our shareholders from time to time, but are under no obligation to do so, and would do so only to the extent permitted under financing documents and approved by our Board of Directors.

Item 6. Selected Financial Data

The following table sets forth selected historical consolidated financial data at the dates and for the periods indicated below and has been derived from our historical audited consolidated financial statements.

The following information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto contained in this transition report.

	26 Weeks Ended		Fiscal Year Ended
	July 30, 2016	August 1, 2015	January 30, 2016	January 31, 2015	February 1, 2014	February 2, 2013	January 28, 2012
Statement of operations data (in thousands) (a):
Net sales:
Retail	$515,593	$518,723	$1,184,606	$1,178,476	$1,197,176	$1,234,993	$1,164,171
Retail Franchise	7,594	10,496	21,533	19,356	21,708	16,730	10,232

Total net sales	523,187	529,219	1,206,139	1,197,832	1,218,884	1,251,723	1,174,403
Cost of goods sold, including buying and occupancy expenses	(327,406)	(339,569)	(752,758)	(753,861)	(762,877)	(790,298)	(725,251)

Gross profit	195,781	189,650	453,381	443,971	456,007	461,425	449,152
Selling, general and administrative expenses	(209,925)	(200,215)	(427,638)	(435,093)	(431,116)	(398,354)	(363,634)
Goodwill and intangible asset impairment	(2,600)	—	—	(591,396)	(157,189)	—	(28,300)

Operating (loss) income	(16,744)	(10,565)	25,743	(582,518)	(132,298)	63,071	57,218
Interest income	19	20	41	228	100	133	168
Interest expense	(39,581)	(42,707)	(85,990)	(82,378)	(81,558)	(85,640)	(89,807)
Gain (loss) on extinguishment of debt	66,853	—	41,522	—	(834)	(214)	(19,563)
Other (expense) income, net	(2,500)	36	(590)	(535)	(684)	(78)	(102)

Income (loss) from continuing operations, before income taxes	8,047	(53,216)	(19,274)	(665,203)	(215,274)	(22,728)	(52,086)
Income tax benefit (expense)	610	(1,484)	(2,503)	76,334	1,880	8,545	6,101

Net income (loss) from continuing operations	8,657	(54,700)	(21,777)	(588,869)	(213,394)	(14,183)	(45,985)
Income (loss) from discontinued operations, including gain on sale of Gymboree Play & Music, net of tax	63,039	6,826	13,013	8,758	7,043	3,780	(5,199)

Net income (loss)	71,696	(47,874)	(8,764)	(580,111)	(206,351)	(10,403)	(51,184)
Net (income) loss attributable to noncontrolling interest	(1,008)	(1,713)	(1,412)	6,006	3,324	2,561	5,839

Net income (loss) attributable to The Gymboree Corporation	$70,688	$(49,587)	$(10,176)	$(574,105)	$(203,027)	$(7,842)	$(45,345)

Cash flows (in thousands):
Net cash (used in) provided by operating activities	$(25,713)	$(41,966)	$29,140	$(21,758)	$74,871	$73,794	$91,545
Net cash provided by (used in) investing activities	10,005	(15,270)	(22,600)	(31,942)	(53,126)	(48,693)	(38,212)
Net cash provided by (used in) financing activities	9,454	62,305	(5,846)	33,336	(16,634)	(69,926)	(7,723)
Capital expenditures	(11,792)	(7,506)	(21,413)	(31,992)	(52,632)	(47,851)	(36,565)
Balance sheet data (in thousands):
Cash and cash equivalents (a)	$12,636	$13,881	$9,774	$11,091	$34,397	$27,635	$76,946
Accounts receivable, net (a)	12,290	20,876	21,107	21,827	18,768	23,582	20,118
Working capital	4,419	32,685	29,403	42,960	68,275	129,856	169,879
Property and equipment, net (a)	143,751	167,538	155,550	179,127	204,413	204,273	201,404
Total assets (b)	1,178,512	1,222,607	1,140,476	1,164,850	1,811,345	2,008,036	2,071,936
Total debt and line of credit borrowings (b)	1,012,902	1,164,107	1,059,506	1,123,955	1,084,983	1,103,278	1,150,320
Total (deficit) equity	(273,273)	(377,996)	(337,888)	(332,265)	249,142	441,637	448,639
Operating data (c):
Number of stores at end of period	1,299	1,317	1,306	1,326	1,323	1,262	1,149
Net sales per gross square foot at period-end (d)	$190	$188	$433	$425	$434	$476	$499
Net sales per store (e)	$393,947	$395,157	$897,768	$882,915	$899,489	$975,734	$1,011,940
Comparable store net sales (c) (f):
Including comparable online sales	1%	1%	1%	-3%	-6%	-2%	4%
Excluding comparable online sales	1%	2%	1%	-4%	-8%	-4%	3%
Other financial data (in thousands):
Adjusted EBITDA (a) (g)	$27,078	$22,775	$94,775	$83,938	$113,174	$156,550	$194,647

(a)

Financial data for the 26 weeks ended August 1, 2015 and the fiscal years 2011 through 2015 have been revised to reflect the impact of the disposition of the Gymboree Play & Music business and the VIEs. See Note 2 to the consolidated financial statements included elsewhere in this transition report.

(b)

Certain reclassifications have been made to the consolidated balance sheets for the fiscal years 2011 through 2015 as a result of our adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs effective during the 13-week period ended July 30, 2016. See Note 1 to the consolidated financial statements included elsewhere in this transition report.

(c)	Operating data and comparable store net sales excludes retail stores operated by overseas franchisees.
(d)	Equals net sales from the Company’s retail stores and online stores, divided by total square feet of store space as of each date presented.
(e)	Equals net sales from the Company’s retail stores and online stores, divided by stores open as of each date presented.
(f)

A comparable store is one that has been open for a full 14 months. Stores that are relocated or expanded by more than 15% of their original square footage become comparable 14 months after final relocation or the completion of the expansion project. Comparable store net sales were calculated on 53-week basis for fiscal 2012 and a 52-week basis for all other fiscal years presented.

(g)

Refer to the table in the section titled “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this transition report and the reconciliation information provided therein.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes included elsewhere in this transition report. The following discussion contains forward-looking statements. Our actual results could differ materially from results that may be expressed or implied by such forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements.” The principal factors that could cause or contribute to such differences include, but are not limited to, those discussed in “Item 1A. Risk Factors” and those discussed elsewhere in this report. We undertake no obligation to update or revise forward-looking statements in order to reflect events or circumstances that may subsequently arise or otherwise, except as may be required by law.

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of July 30, 2016, we operated a total of 1,299 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	541	48	1	590
Gymboree Outlet stores	174	—	1	175
Janie and Jack® shops (including Janie and Jack outlets)	148	—	1	149
Crazy 8® stores (including Crazy 8 outlets)	385	—	—	385

Total	1,248	48	3	1,299

As of July 30, 2016, we also operated online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. Overseas franchisees operated 56 retail stores in the Middle East, South Korea and Latin America as follows as of July 30, 2016:

Number of Franchised Stores
Gymboree® stores	51
Janie and Jack® shops	2
Crazy 8® stores	3

Total	56

On June 28, 2016, our Board of Directors approved a change in our fiscal year-end from the Saturday closest to January 31 to the Saturday closest to July 31 effective beginning with our fiscal year 2016. As a result of this change, our fiscal year 2016 is comprised of a 26-week transition period beginning January 31, 2016 through July 30, 3016. Our fiscal years 2015 and 2014, which included 52 weeks each, ended on January 30, 2016 and January 31, 2015, respectively.

On July 15, 2016, we sold the Gymboree Play & Music business to Zeavion Holding Pte. Ltd. (“Zeavion”). Concurrent with the sale of Gymboree Play & Music, Gymboree Investment Holdings L.P. sold Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) and Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”), master franchisee of Gymboree Play & Music and operator of Gymboree retail stores in China, respectively, to Zeavion. Gymboree China’s retail locations were closed prior to being sold to Zeavion.

The sale of Gymboree Play & Music and Gymboree Tianjin was determined to represent a strategic shift to the Company’s business, and therefore, their financial results during the 26 weeks ended July 30, 2016 are presented as discontinued operations (see Note 2 to the consolidated financial statements included elsewhere in this transition report). Gymboree China was deconsolidated as of July 15, 2016, the date of sale.

26-Week Transition Period Ended July 30, 2016 Highlights

Total net sales decreased to $523.2 million for the 26 weeks ended July 30, 2016 from $529.2 million for the 26 weeks ended August 1, 2015, or 1.1%, driven primarily by a decrease in retail sales of $3.1 million and a decrease in retail franchise sales of $2.9 million.

Comparable store sales (including online sales) for the 26 weeks ended July 30, 2016 increased 1% compared to the 26 weeks ended August 1, 2015. Below are the comparable store sales (including online sales) by brand for the 26 weeks ended July 30, 2016 and August 1, 2015.

26 Weeks Ended
	July 30, 2016	August 1, 2015
Gymboree	2%	(1) %
Janie and Jack	5%	8%
Crazy 8	(3) %	4%
Total comparable store sales (including online sales)	1%	1%

Our Adjusted EBITDA increased to $27.1 million for the 26 weeks ended July 30, 2016 from $22.8 million for the 26 weeks ended August 1, 2015, an increase of $4.3 million or 18.9%, primarily due to a comparable store sales increase and gross profit expansion. Gross profit was negatively impacted during the 26 weeks ended August 1, 2015 by the negative impact from the west coast port slowdown in our retail business during the first two quarters of fiscal 2015.

The following table summarizes store openings and closures by brand and country for the 26-week transition period ended July 30, 2016. Note that (i) all Crazy 8 stores are in the U.S. and (ii) retail stores operated by overseas franchisees and the VIE-operated Gymboree retail stores in China are excluded.

	Store Count as of	Store	Store	Store Count as of
	January 30, 2016	Openings	Closures	July 30, 2016
Gymboree US	546	1	(6)	541
Gymboree Canada	48	—	—	48
Gymboree Puerto Rico	1	—	—	1

Total Gymboree	595	1	(6)	590

Gymboree Outlet	174	—	—	174
Gymboree Outlet Puerto Rico	1	—	—	1

Total Gymboree Outlet	175	—	—	175

Janie and Jack (including Janie and Jack outlets)	148	—	—	148
Janie and Jack Puerto Rico	1	—	—	1

Total Janie and Jack	149	—	—	149

Crazy 8 (including Crazy 8 outlets)	387	—	(2)	385

Total	1,306	1	(8)	1,299

Results of Operations

26 Weeks Ended July 30, 2016 compared to 26 weeks ended August 1, 2015

As a result of the change in the Company’s fiscal year-end from the Saturday closest to January 31st of each year to the Saturday closest to July 31st of each year, our 2016 fiscal year is comprised of the 26 week period ended July 30, 2016. We have included below the unaudited consolidated statement of operations data for the comparative 26 weeks ended August 1, 2015 to supplement Management’s Discussion and Analysis for the 26-week transition period ended July 30, 2016.

Consolidated statements of operations data for the 26 weeks ended July 30, 2016 and August 1, 2015 as a percentage of total net sales are presented below (amounts in thousands). The consolidated statement of operations for the 26 weeks ended August 1, 2015 (unaudited) was revised to present the results of Gymboree Play & Music and Gymboree Tianjin as discontinued operations.

	26 Weeks Ended
	July 30, 2016		August 1, 2015
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$515,593	98.5%	$518,723	98.0%
Retail Franchise	7,594	1.5%	10,496	2.0%

Total net sales	523,187	100.0%	529,219	100.0%
Cost of goods sold, including buying and occupancy expenses	(327,406)	(62.6)%	(339,569)	(64.2)%

Gross profit	195,781	37.4%	189,650	35.8%
Selling, general and administrative expenses	(209,925)	(40.1)%	(200,215)	(37.8)%
Intangible asset impairment	(2,600)	(0.5)%	—	—

Operating loss	(16,744)	(3.2)%	(10,565)	(2.0)%
Interest income	19	—	20
Interest expense	(39,581)	(7.6)%	(42,707)	(8.1)%
Gain on extinguishment of debt	66,853	12.8%	—	—
Other (expense) income, net	(2,500)	(0.5)%	36	—

Income (loss) from continuing operations before taxes	8,047	1.5%	(53,216)	(10.1)%
Income tax benefit (expense)	610	0.1%	(1,484)	(0.3)%

Income (loss) from continuing operations, net of tax	8,657	1.7%	(54,700)	(10.3)%
Income from discontinued operations, including gain on sale of Gymboree Play & Music, net of tax	63,039	12.0%	6,826	1.3%

Net income (loss)	71,696	13.7%	(47,874)	(9.0)%
Net income attributable to noncontrolling interest	(1,008)	(0.2)%	(1,713)	(0.3)%

Net income (loss) attributable to The Gymboree Corporation	$70,688	13.5%	$(49,587)	(9.4)%

Net Sales

Total net sales decreased to $523.2 million for the 26 weeks ended July 30, 2016 from $529.2 million for the 26 weeks ended August 1, 2015, or 1.1%, driven primarily by a decrease in retail sales of $3.1 million and a decrease in retail franchise sales of $2.9 million.

Net retail sales for the 26 weeks ended July 30, 2016 decreased to $515.6 million from $518.7 million for the 26 weeks ended August 1, 2015, a decrease of $3.1 million, or 0.6%, primarily due to store closures, partially offset by an increase in comparable store sales (including online sales) of 1%. Comparable store sales (excluding online sales) increased by 1% for the 26 weeks ended July 30, 2016 compared to the same period in the prior year. Total net stores decreased to 1,299 as of the year ended July 30, 2016 from 1,317 as of August 1, 2015. Total square footage was approximately 2.7 million square feet as of the year ended July 30, 2016 and as of August 1, 2015.

Retail franchise net sales for the 26 weeks ended July 30, 2016 decreased to $7.6 million from $10.5 million in the same period last year, a decrease of $2.9 million or 27.6%, primarily due to lower sales to our franchisee in the Middle East region and the wind-down and sale of Gymboree China during the 26-week transition period ended July 30, 2016. As of July 30, 2016, our overseas franchisees operated 56 stores compared to 89 stores (including 30 in China) as of the end of the same period last year.

Gross Profit

Gross profit for the 26 weeks ended July 30, 2016 increased to $195.8 million from $189.7 million for the 26 weeks ended August 1, 2015, primarily as a result of gross profit expansion. As a percentage of net sales, gross profit for the 26 weeks ended July 30, 2016 increased by 160 basis points to 37.4% from 35.8% in the same period last year. The 160 basis points increase was driven primarily by the negative impact from the west coast port slowdown in our retail business during the first two quarters of fiscal 2015 and lower buying and occupancy costs as a percentage of sales, partially offset by weak traffic trends during the second quarter ended July 30, 2016. The port slowdown impacted our business in the prior year by disrupting the flow of inventory to our stores resulting in lower sales. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $24.0 million and $21.3 million during the 26 weeks ended July 30, 2016 and August 1, 2015, respectively.

Selling, General and Administrative (“SG&A”) Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A increased to $209.9 million for the 26 weeks ended July 30, 2016 compared to $200.2 million in the same period last year. As a percentage of net sales, SG&A expenses increased 230 basis points to 40.1% for fiscal 2015 from 37.8% in the same period last year.

The $9.7 million and 230 basis points increase for the 26 weeks ended July 30, 2016 compared to the same prior year period are primarily due to a $5.7 million net expense related to the termination of an operating service agreement with a third party fulfillment center (see Note 11 to the consolidated financial statements included elsewhere in this transition report), a $4.1 million share based compensation expense related to the Company’s 2013 Gymboree China Phantom Equity Incentive Plan (see Note 12 to the consolidated financial statements included elsewhere in this transition report), and an increase in marketing expenses, partially offset by a decrease in expense resulting from combined store closures and fewer store openings.

Intangible Asset Impairment

In connection with the softening of the retail environment and performance that did not meet expectations during the 13- week period ended July 30, 2016, we revised our growth assumptions based on actual results and estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues in certain reporting units, specifically Gymboree Retail and Crazy 8. We considered this to be a triggering event and tested our indefinite-lived intangible assets for impairment during the 13 weeks ended July 30, 2016. As a result, we recorded a $2.6 million impairment charge during the 13 weeks ended July 30, 2016 related to the Crazy 8 trade name, which is included as a component of goodwill and intangible asset impairment. There was no impairment related to the Gymboree Retail trade name.

The impairment charge did not have an effect on our business operations, liquidity or financial covenants.

Interest Expense

Interest expense decreased to $39.6 million for the 26 weeks ended July 30, 2016 compared to $42.7 million during the 26 weeks ended August 1, 2015. The decrease of $3.1 million was primarily related to the decrease in our Notes due to repurchases during the 26 weeks ended July 30, 2016 and in the fourth quarter of fiscal 2015, partially offset by an increase in ABL borrowings.

Gain on Extinguishment of Debt

During the 26-week transition period ended July 30, 2016, we repurchased Notes (see Note 7 to the consolidated financial statements included elsewhere in this transition report) with an aggregate principal amount of $116.6 million for $46.8 million in cash through privately negotiated transactions and through a cash tender offer (“Tender Offer”) announced on April 26, 2016 which expired on May 23, 2016 (the “2016 Repurchase”). We recorded a $66.9 million gain on extinguishment of debt, net of a $2.9 million charge related to the write-off of deferred financing costs associated with the extinguished debt. The 2016 Repurchase includes $39.6 million aggregate principal amount of Notes repurchased for $20.6 million through the Tender Offer. We did not repurchase any Notes during the 26 weeks ended August 1, 2015

Income Taxes

The effective tax rate during the 26 weeks ended July 30, 2016 and August 1, 2015 was -7.6% (benefit) and -2.8% (expense), respectively. The change in effective tax rate as of July 30, 2016 was related to our ability to benefit deferred tax attributes that had a full valuation allowance.

We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. As a result of weighing the available objective evidence as of July 30, 2016, January 30, 2016 and January 31, 2015, our valuation allowance against deferred tax assets was $30.6 million, $63.2 million, and $58.6 million, respectively. The valuation allowance as of July 30, 2016 represents a valuation allowance against all net deferred tax assets in U.S. federal and unitary state jurisdictions, excluding indefinite-lived deferred tax assets and liabilities. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

Fiscal 2015 compared to Fiscal 2014 and Fiscal 2014 compared to Fiscal 2013

Consolidated statements of operations data for fiscal 2015, 2014 and 2013 as a percentage of total net sales, which were revised to present the results of Gymboree Play & Music and Gymboree Tianjin as discontinued operations, are presented below (amounts in thousands).

	Year Ended
	January 30, 2016		January 31, 2015		February 1, 2014
	Amount	% of Total Net Sales	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$1,184,606	98.2%	$1,178,476	98.4%	$1,197,176	98.2%
Retail Franchise	21,533	1.8%	19,356	1.6%	21,708	1.8%

Total net sales	1,206,139	100.0%	1,197,832	100.0%	1,218,884	100.0%
Cost of goods sold, including buying and occupancy expenses	(752,758)	(62.4)%	(753,861)	(62.9)%	(762,877)	(62.6)%

Gross profit	453,381	37.6%	443,971	37.1%	456,007	37.4%
Selling, general and administrative expenses	(427,638)	(35.5)%	(435,093)	(36.3)%	(431,116)	(35.4)%
Goodwill and intangible asset impairment	—	—	(591,396)	(49.4)%	(157,189)	(12.9)%

Operating income (loss)	25,743	2.1%	(582,518)	(48.6)%	(132,298)	(10.9)%
Interest income	41	—	228	—	100	—
Interest expense	(85,990)	(7.1)%	(82,378)	(6.9)%	(81,558)	(6.7)%
Gain (loss) on extinguishment of debt	41,522	3.4%	—	—	(834)	(0.1)%
Other expense, net	(590)	—	(535)	—	(684)	(0.1)%

Loss from continuing operations before taxes	(19,274)	(1.6)%	(665,203)	(55.5)%	(215,274)	(17.7)%
Income tax (expense) benefit	(2,503)	(0.2)%	76,334	6.4%	1,880	0.2%

Loss from continuing operations, net of tax	(21,777)	(1.8)%	(588,869)	(49.2)%	(213,394)	(17.5)%
Income from discontinued operations, net of tax	13,013	1.1%	8,758	0.7%	7,043	0.6%

Net loss	(8,764)	(0.7)%	(580,111)	(48.4)%	(206,351)	(16.9)%
Net (income) loss attributable to noncontrolling interest	(1,412)	(0.1)%	6,006	0.5%	3,324	0.3%

Net loss attributable to The Gymboree Corporation	$(10,176)	(0.8)%	$(574,105)	(47.9)%	$(203,027)	(16.7)%

Fiscal 2015 compared to Fiscal 2014

Net Sales

Total net sales increased to $1.21 billion for fiscal 2015 from $1.20 billion in fiscal 2014, or 0.7%, driven primarily by increases in our retail sales of $6.1 million and retail franchise sales of $2.1 million.

Net retail sales for fiscal 2015 increased to $1.185 billion from $1.178 billion compared to fiscal 2014, an increase of $6.1 million, or 0.5%, primarily due to an increase in comparable store sales (including online sales) of 1%. Comparable store sales (excluding online sales) increased by 1% in fiscal 2015 compared to fiscal 2014. Total net stores decreased to 1,306 as of fiscal year-end 2015 from 1,326 as of fiscal year-end 2014. Total square footage decreased to approximately 2.7 million square feet as of fiscal year-end 2015 from approximately 2.8 million square feet as of fiscal year-end 2014.

Retail franchise net sales for fiscal 2015 increased to $21.5 million from $19.4 million in fiscal 2014, an increase of $2.1 million or 11.2%, primarily due to higher sales to our franchisee in the Middle East region. As of fiscal year-end 2015, our overseas franchisees and Gymboree China operated 84 stores compared to 89 stores as of the end of fiscal year-end 2014.

Gross Profit

Gross profit for fiscal 2015 increased to $453.4 million from $444.0 million in fiscal 2014, primarily as a result of gross profit expansion. As a percentage of net sales, gross profit for fiscal 2015 increased by 50 basis points to 37.6% from 37.1% in fiscal 2014. The 50 basis points increase was driven primarily by lower cost of goods sold (“COGS”) as a percentage of sales due to the mix of merchandise inventories sold, lower buying and occupancy costs as a percentage of sales, and an increased mix of retail franchise sales, partially offset by the negative impact from the west coast port slowdown in our retail business during the first two quarters of fiscal 2015. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $45.5 million and $43.1 million during fiscal 2015 and 2014, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A decreased to $427.6 million for fiscal 2015 compared to $435.1 million in fiscal 2014. As a percentage of net sales, SG&A expenses decreased 80 basis points to 35.5% for fiscal 2015 from 36.3% in the same period last year.

The $7.5 million and 80 basis points decrease for fiscal 2015 compared to fiscal 2014 are primarily due to a decrease in expenses resulting from combined store closures and fewer store openings in the current year, and a $4.7 million reduction in store asset impairment charges for under-performing stores, partially offset by an increase in marketing expenses.

Goodwill and Intangible Asset Impairment

During fiscal 2015 we did not record any impairment for goodwill and intangible assets.

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

Income Taxes

The effective tax rate for fiscal 2015 and 2014 was -13.0% (expense) and 11.6% (benefit), respectively. The change in effective tax rate in fiscal 2015 as compared to fiscal 2014 was due to a non-recurring tax benefit in fiscal 2014 related to the impairment of indefinite lived intangible assets offset by the impact of tax liabilities and reserves in fiscal 2015 within certain foreign and state jurisdictions. These liabilities and reserves as a percentage of our fiscal 2015 pre-tax book loss of $19.3 million resulted in a large negative effective tax rate in fiscal 2015.

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

Fiscal 2014 compared to Fiscal 2013

Net Sales

Total net sales decreased $21.1 million or 1.7% during fiscal 2014 compared to fiscal 2013. This decline was primarily driven by a decrease in net retail sales.

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

Gross Profit

Gross profit for fiscal 2014 decreased to $444.0 million from $456.0 million during fiscal 2013, primarily as a result of the net sales decrease described above. As a percentage of net sales, gross profit for fiscal 2014 decreased by 30 basis points to 37.1% from 37.4% during fiscal 2013 primarily due to increased promotional activity. As we record certain distribution costs as a component of SG&A and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $43.1 million and $37.9 million during fiscal 2014 and 2013, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A increased to $435.1 million for fiscal 2014 compared to $431.1 million during fiscal 2013. As a percentage of net sales, SG&A expenses increased 90 basis points to 36.3% for fiscal 2014 from 35.4% during fiscal 2013 primarily due to a deleveraging of expenses on lower comparable store sales, increased expenses related to our third-party fulfillment center which commenced operations during the third quarter of fiscal 2013, and incremental marketing expenses.

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

Income Taxes

The effective tax rate for fiscal 2014 and 2013 was 11.6% (benefit) and 0.9% (benefit), respectively. The change in effective tax rate as of fiscal year-end 2014 was related to goodwill and trade name impairment charges. The change in effective tax rate as of fiscal year-end 2013 was due to recording a valuation allowance against net deferred tax assets in jurisdictions where it is more likely than not that these assets will not be realized (see Note 13 to the consolidated financial statements included elsewhere in this transition report).

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

Liquidity and Capital Resources

Overview

We finance our business with existing cash, cash from operations and the funds available under our Senior Credit Facilities, which were comprised of an $820 million secured term loan agreement (“Term Loan”), a $225 million asset-backed revolving credit facility (“ABL Facility”), and $50 million ABL Term loan (see Note 7 to the consolidated financial statements included elsewhere in this transition report). We had cash and cash equivalents of $12.6 million, $9.8 million, and $11.1 million as of July 30, 2016, January 30, 2016 and January 31, 2015, respectively.

Net working capital as of July 30, 2016, August 1, 2015, January 30, 2016 and January 31, 2015 totaled $4.4 million, $32.7 million, $29.4 million and $43.0 million. Net working capital as of July 30, 2016 includes $33.5 million of restricted cash which is expected to be used to pay estimated income taxes associated with the gain on the sale of GPPI. Our operations are seasonal in nature, with sales from retail operations peaking during the quarter ending in January, primarily during the holiday season in November and December.

Approximately $109.9 million of the net proceeds received from the sale of Gymboree Play & Music are restricted to reduce the Term Loan, fund capital expenditures or investments in other assets with respect to which the Term Loan lenders would have a first priority security interest or pay income taxes associated with the gain on the sale of GPPI. See Note 2 to the consolidated financial statements included elsewhere in this transition report. As of July 30, 2016, the Company had a restricted cash balances remaining of $107.1 million.

We and our subsidiaries, and our affiliates may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

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

Cash and Cash Equivalents

Changes in our cash and cash equivalents for the 26 weeks ended July 30, 2016, 26 weeks ended August 1,2015, fiscal years 2016, 2015 and 2014 were as follows (in thousands):

	26 Weeks Ended		Year Ended
	July 30, 2016	August 1, 2015	January 30, 2016	January 31, 2015	February 1, 2014
Cash (used in) provided by operating activities	$(25,713)	$(41,966)	$29,140	$(21,758)	$74,871
Cash provided by (used in) investing activities	10,005	(15,270)	(22,600)	(31,942)	(53,126)
Cash provided by (used in) financing activities	9,454	62,305	(5,846)	33,336	(16,634)
Effect of exchange rate fluctuations on cash and cash equivalents	726	(92)	(1,050)	(545)	990

Net (decrease) increase in cash and cash equivalents	$(5,528)	$4,977	$(356)	$(20,909)	$6,101

Cash flows (used in) provided by operating activities

Net cash used in operating activities during the 26 weeks ended July 30, 2016 was $25.7 million compared to $42.0 million during the 26 weeks ended August 1, 2015. The change in cash flows from operating activities during the 26 weeks ended July 30, 2016 was primarily due to gross profit expansion, the timing of purchases of merchandise inventories, and the timing of payment of accounts payable and accrued liabilities.

Net cash provided by operating activities during fiscal 2015 was $29.1 million compared to net cash used in operating activities of $21.8 million during fiscal 2014. The change in cash flows from operating activities during fiscal 2015 was primarily due to gross profit expansion, the timing of purchases of merchandise inventories, and the timing of payment of accounts payable and accrued liabilities.

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

Cash flows provided by (used in) investing activities

Net cash provided by investing activities during the 26 weeks ended July 30, 2016 was $10.0 million compared to net cash used in investing activities of $15.3 million during the 26 weeks ended August 1, 2015. The net change during the 26 weeks ended July 30, 2016 was primarily due to proceeds of $127.1 million from the sale of the Gymboree Play & Music business, offset by an increase in restricted cash of $109.9 million and capital expenditures of $11.8 million. Pursuant to the terms of our Term Loan agreement (see Note 2 to the consolidated financial statements included elsewhere in this transition report), $17.2 million of the proceeds received from the sale of Gymboree Play & Music were unencumbered. The remaining proceeds of $109.9 million are restricted to reducing the Term Loan balance, funding of capital expenditures or investments in other assets with respect to which the Term Loan lenders would have a first priority security interest or for the payment of the income tax liabilities associated with the gain on sale of Gymboree Play & Music.

Net cash used in investing activities during fiscal 2015 was $22.6 million compared to $31.9 million during fiscal 2014. The net change during fiscal 2015 was primarily due to lower capital expenditures, which decreased by $10.6 million to $21.4 million compared to $32.0 million in fiscal 2014. The decrease was due to fewer store openings and an increase in related party loan receivable of $1.7 million.

Net cash used in investing activities during fiscal 2014 was $31.9 million compared to $53.1 million during fiscal 2013 and was primarily due to capital expenditures, which decreased to $32.0 million during fiscal 2014 compared to $52.6 million during fiscal 2013 due to fewer store openings.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities during the 26 weeks ended July 30, 2016 was $9.5 million compared to $62.3 million in the same prior year period. The net change during the 26 weeks ended July 30, 2016 was due primarily to a $50.0 million ABL Term Loan that we entered into in April 2016 (see Note 7 to the consolidated financial statements included elsewhere in this transition report) and $23.0 million of line of credit borrowings from our ABL Facility. Partially offsetting net cash provided by financing activities were repurchases of our Notes with an aggregate principal amount of $116.6 million for $46.8 million, dividends paid from the VIE to its parent totaling $5.1 million and payments of $3.8 million related to deferred financing costs.

Net cash used in financing activities during fiscal 2015 was $5.8 million compared to net cash provided by financing activities of $33.3 million during fiscal 2014. In fiscal 2015, we repurchased Notes with an aggregate principal amount of $58.4 million for $15.3 million in cash through open market transactions (see Note 7 to the consolidated financial statements included elsewhere in this transition report). In addition, we made a $14.0 million of net payments on our ABL Revolving Facility and a $1.7 million payment for deferred financing costs related to the amendment of ABL Revolving Facility, partially offset by gross proceeds of $26.8 million related to the sale of the Company’s distribution center in Dixon, California (reduced by $0.9 million payment for deferred financing costs (see Note 7 to the consolidated financial statements included elsewhere in this transition report).

Net cash provided by financing activities during fiscal 2014 was $33.3 million compared to net cash used in financing activities of $16.6 million during fiscal 2013. Net cash provided by financing activities for fiscal 2014 was primarily due to net proceeds of $33.0 million from our ABL Revolving Facility.

Credit Facilities

Our indebtedness as of July 30, 2016 consists of (in millions):

July 30, 2016
($ in millions)
ABL Facility	$42.0
ABL Term loan	50.0
Term Loan due February 2018	769.1
9.125% senior notes due December 2018 (“Notes”)	171.0

Total indebtedness	$1,032.1

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

On April 22, 2016, we entered into a second amendment (the “Second Amendment”) to the ABL Revolving Facility. The Second Amendment provides for a senior secured term loan (the “ABL Term Loan” and together with the ABL Revolving Facility, the “ABL Facility”) of $50.0 million, subject to a borrowing base, the proceeds of which may be used to finance the acquisition of working capital assets, including the purchase of inventory and equipment, in each case in the ordinary course of business, to finance capital expenditures, to finance permitted acquisitions and for general corporate purposes, including repurchases of the Notes. The maturity date of the ABL Term Loan is the same as the maturity date of the ABL Revolving Facility.

In June 2016, we entered into an amendment of the ABL Facility to make certain technical changes in order to effect the change in the Company’s fiscal year as described above.

The ABL Revolving Facility, as amended by the First Amendment, provides financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Revolving Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit and the outstanding amount of the ABL Term Loans. The line of credit available under the ABL Revolving Facility was reduced by letter of credit utilization totaling $27.0 million as of July 30, 2016. Undrawn line of credit availability under the ABL Revolving Facility, after being reduced by outstanding line of credit borrowings, letter of credit utilization and $50 million of ABL Term Loan, was $117.2 million as of July 30, 2016. Average line of credit borrowings during the 26 weeks ended July 30, 2016 under the ABL Revolving Facility amounted to $50.1 million. We anticipate utilizing our line of credit under the ABL Revolving Facility throughout the course of fiscal 2017 to support seasonal working capital needs.

Line of credit borrowings under the ABL Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of July 30, 2016, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Revolving Facility was 3.5%. In addition to paying interest on outstanding line of credit borrowings under the ABL Revolving Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum under the ABL Revolving Facility.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding. As of July 30, 2016, we were not required to test compliance with this covenant.

ABL Term Loan

The ABL Term Loan of $50.0 million may be used to repurchase Notes, to finance the acquisition of working capital assets, for capital expenditures and permitted acquisitions and for other general corporate purposes.

The ABL Term Loan bears interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. Interest is payable monthly. As of July 30, 2016, the interest rate under our ABL Term Loan was 10.9%. Interest is payable monthly. As of July 30, 2016, the interest rate under our ABL Term Loan was 10.9%. The ABL Term Loan also requires us to make quarterly payments equal to $0.6 million, with the balance due on the maturity date of the ABL Term Loan.

The ABL Term Loan requires us to make quarterly payments equal to $0.6 million, with the balance due on the maturity of the ABL Term Loan, which is the same as the maturity date of the ABL line of credit commitment.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The Second Amendment also provided for a new availability covenant, which requires the Company and its restricted subsidiaries to maintain a minimum amount of “Combined Availability” and “Availability” for as long as the ABL Term Loan remains outstanding. “Combined Availability” is equal to (a) the ABL Term Loan borrowing base minus (b) the sum of the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization). “Availability” is equal to the lesser of (A) (I) the revolving credit ceiling (which as of July 30, 2016 was $225.0 million) minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization. Under the new availability covenant, the Company and its restricted subsidiaries must maintain (i) Combined Availability in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base; and (ii) Availability in excess of the greater of (X) $17.5 million and (Y) 10% of the lesser of (1) the applicable revolving line of credit borrowing base and (2) the revolving credit ceiling. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding. As of July 30, 2016, we were not required to test compliance with this covenant. The Second Amendment also provided the agent for the ABL Term Loan and the ABL Term Loan lenders with certain consent rights to amendments relating to, among other terms and provisions, the borrowing bases, the availability covenant and certain negative covenants. Apart from the new availability covenant and the change to the financial covenant described above, the other material affirmative and negative covenants and events of default under the ABL Facility were substantially unchanged by the Second Amendment. Failure to maintain the minimum levels of Combined Availability and Availability required by this covenant would result in an event of default under the ABL Facility.

In addition, the ABL Facility provides that if the lesser of (i) Combined Availability and (ii) Availability falls below the greater of (x) $22.5 million and (y) 12.5% of the lesser of (A) the applicable revolving line of credit borrowing base and (B) the revolving credit ceiling (the “Cash Dominion Threshold”) for 5 consecutive business days, the agent for the ABL lenders may, subject to certain exceptions, take control of the Company’s bank accounts and apply the funds therein to pay down the Company’s obligations under the ABL Facility. The Company would regain control of its bank accounts (a “Cash Dominion Cure”) once the lesser of (i) Combined Availability and (ii) Availability had exceeded the Cash Dominion Threshold for 30 consecutive days, provided that the ABL Facility permits no more than three Cash Dominion Cures in any rolling 365-day period.

The obligations under the ABL Facility are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL Facility.

Term Loan

We also have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. As of July 30, 2016, $769.1 million was outstanding under the Term Loan. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Facility since the closing date of the Term Loan (including the ABL Term Loans). The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of July 30, 2016, the interest rate under our Term Loan was 5%.

                The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using for the 26-week transition period ended July 30, 2016 and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2017. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through July 30, 2017. Our next quarterly payment payable under the Term Loan is due in the third quarter of fiscal 2017.

The Term Loan contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends.

Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% Notes due in December 2018. Interest on the Notes is payable semi-annually. As of July 30, 2016, the Notes payable balance outstanding was $171.0 million.

Summary Disclosures about Contractual Obligations and Commercial Commitments

The following table reflects a summary of our contractual obligations and commitments as of July 30, 2016 (in thousands):

	Payments due by period
	Less than
	1 year	1-3 years	3-5 years	After 5 years	Total
Operating leases (1)	$98,056	$143,603	$88,009	$71,935	$401,603
Inventory purchase obligations (2)	283,862	—	—	—	283,862
Other purchase obligations (3)	17,696	17,355	3,768	—	38,819
Long-term debt (4)	47,527	984,581	—	—	1,032,108
Interest payments on long-term debt (5)	60,411	51,512	—	—	111,923
Sale-leaseback financing liability and interest payments (6)	1,811	3,690	3,783	30,413	39,697

Total contractual cash obligations	$509,363	$1,200,741	$95,560	$102,348	$1,908,012

(1)

Other lease-required expenses such as utilities, real estate taxes and common area repairs and maintenance are excluded. Additionally, sublease rental receipts totaling approximately $3.9 million through April 2018 are excluded. See Note 11 to the consolidated financial statements included elsewhere in this transition report.

(2)

Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(3)

Other purchase obligations include commitments for professional services, information technology and fixtures and equipment. Also included is the balance of the early termination fee liability associated with the termination of the operating services agreement with a third party who performed the fulfillment of our www.gymboree.com online customer orders (see Note 11 to the consolidated financial statements included elsewhere in this transition report).

(4)

Long-term debt as of July 30, 2016 consists of a $769.1 million Term Loan, an aggregate principal amount of $171.0 million of our Notes, and a $50.0 million ABL Term Loan. The table above also includes $42.0 million of outstanding revolver borrowings from our ABL Facility that provides a revolving line of credit of up to $225 million. The amounts presented in the table above exclude the unamortized deferred financing costs and original issue discount aggregating to $13.7 million (see Note 7 to the consolidated financial statements included elsewhere in this transition report) and $27.0 million of commercial and standby letters of credit related to normal business transactions, which expire in fiscal 2017 (see Note 6 to the consolidated financial statements included elsewhere in this transition report).

(5)

Interest payments on long-term debt are estimated based on: (a) the outstanding principal balance of the Term Loan, which was $769.1 million as of July 30, 2016, and also take into consideration scheduled principal payments in fiscal 2017 through 2018, (b) the outstanding principal balance of the Notes, which was $171.0 million as of July 30, 2016, and (c) the outstanding principal balance of the ABL Term Loan, which was $50.0 million as of July 30, 2016. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. Interest payments for borrowings under the Term Loan, in the table above, are estimated using the Company’s July 30, 2016 rate of 5%. Interest payments on the Company’s Notes are made semi-annually at a rate of 9.125% of the principal amount outstanding. The interest rate for borrowings under the ABL Term Loan is 90-day LIBOR contract rate plus 10.25% per annum, or, in certain circumstances, at the prime rate plus 9.25% per annum. Interest payments for borrowings under the ABL Term Loan, in the table above, are estimated using the Company’s July 30, 2016 rate of 10.9%.

(6)

Sale-leaseback financing liability and interest payments pertain to the sale of the distribution center in Dixon, California, which we leaseback from the purchaser for a period of 15 years (see Note 8 to the consolidated financial statements included elsewhere in this transition report). Under the terms of the lease agreement, the Company is required to maintain an unconditional irrevocable letter of credit for a period up to 10 years. Due to the Company’s continuing involvement through the irrevocable letter of credit, the Company has accounted for the sale-leaseback as a financing liability.

As of July 30, 2016, we had unrecognized tax benefits of $5.2 million, accrued interest of $0.9 million, and accrued penalties of $0.5 million. These amounts have been excluded from the contractual obligations table because a reasonably reliable estimate of the timing of future tax settlements cannot be determined.

The expected timing of payment of the obligations discussed above is estimated based on current information. The timing of payments and actual amounts paid may differ depending on the timing of receipt of services, or, for some obligations, changes to agreed-upon amounts.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)

In the table below, we present Adjusted EBITDA (which is defined as net loss attributable to The Gymboree Corporation before interest expense, interest income, income taxes, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this transition report because we consider it an important supplemental measure of performance used by management and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

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

The following table provides a reconciliation of net income (loss) from continuing operations to Adjusted EBITDA from continuing operations for the periods ended (in thousands):

	26 Weeks Ended		Year Ended
	July 30, 2016	August 1, 2015	January 30, 2016	January 31, 2015	February 1, 2014
Net income (loss) from continuing operations	$8,657	$(54,700)	$(21,777)	$(588,869)	$(213,394)
Net loss from continuing operations attributable to noncontrolling interest	2,998	1,985	5,014	6,081	4,868

Net income (loss) from continuing operations attributable to The Gymboree Corporation	11,655	(52,715)	(16,763)	(582,788)	(208,526)
Reconciling items (a):
Interest expense	39,581	42,707	85,990	82,378	81,558
Interest income	(19)	(17)	(34)	(45)	(132)
Income tax (benefit) expense	(610)	1,484	2,507	(76,320)	(1,882)
Depreciation and amortization (b)	19,398	19,907	39,850	42,435	44,846
Non-cash share-based compensation expense	1,243	1,852	3,367	4,624	5,809
Phantom equity incentive plan expense	4,062	—	—	—	—
Loss on disposal/impairment on assets	1,456	542	3,706	8,457	12,254
Loss on contract termination	5,689	—	—	—	—
(Gain) loss on extinguishment of debt	(66,853)	—	(41,522)	—	834
Goodwill and intangible asset impairment	2,600	—	—	591,396	157,189
Acquisition-related adjustments (c)	7,674	6,001	11,915	12,005	15,590
Other (d)	1,202	3,014	5,759	1,796	5,634

Adjusted EBITDA from continuing operations	$27,078	$22,775	$94,775	$83,938	$113,174

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net income (loss) from continuing operations attributable to The Gymboree Corporation.

(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$699	$699	$1,399	$1,399	$3,274
Amortization of below and above market leases (impacts COGS)	(466)	(347)	(745)	(958)	(1,446)

	$233	$352	$654	$441	$1,828

(c) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$3,532	$3,767	$7,517	$8,241	$8,877
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	4,142	2,234	4,398	3,764	4,377
Decrease in net sales due to the elimination of deferred revenue related to the Company’s co-branded credit card program in purchase accounting (impacts net sales)	—	—	—	—	2,336

	$7,674	$6,001	$11,915	$12,005	$15,590

Acquisition-related adjustments remove the impact of purchase accounting, as a result of the November 23, 2010 Merger (refer to Item 1A. Risk Factors).

(d) Other is comprised of restructuring charges and non-recurring changes in reserves.

Critical Accounting Policies

Critical accounting policies are those accounting policies and estimates that management believes are important to the portrayal of the Company’s financial condition and results of operations and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. Management has discussed the development and selection of the critical accounting policies and estimates applicable to the Company as of the date of the completion of the audit for the fiscal year ended July 30, 2016 with the Company’s Audit Committee.

Goodwill

On November 23, 2010, we completed a merger (the “Merger”) with Giraffe Acquisition Corporation in accordance with an Agreement and Plan of Merger with Giraffe Holding, Inc. (“Parent”) and Acquisition Sub, a wholly owned subsidiary of Parent. In connection with the Merger, we allocated goodwill to our reporting units, which we concluded were the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), Gymboree Play & Music and International Retail Franchise. On July 15, 2016, Gymboree Play & Music was sold to Zeavion. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill as of the Merger. As of July 30, 2016, we had goodwill of $357.0 million related to the Merger.

Goodwill is tested for impairment on an annual basis at the end of our fourth fiscal period of each year (fiscal November) and at an interim date if indicators of impairment exist. Events that could result in an interim period impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

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

In connection with the softening of the retail environment and performance that did not meet expectations during the 13 weeks ended July 30, 2016, we revised our growth assumptions based on actual results and estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues in certain reporting units, specifically Gymboree Retail and International Retail Franchise. We considered this to be a triggering event and performed the first step of the two-step goodwill impairment test during the 13 weeks ending October 29, 2016. The results of the Step 1 test indicated that no goodwill impairment was required for any of our reporting units during the 13 and 26 weeks ended July 30, 2016 as the fair value of each of our reporting units exceeded its carrying value by more than 40%.

The goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors and reporting unit specific developments. We primarily used an income approach to value these reporting units. The discount rates used in the income approach ranged from 13.0% to 16.5%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on analysis of multiples for comparable public companies. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. We do not amortize intangible assets with indefinite useful lives. We test indefinite-lived intangible assets for impairment on annual basis at the end of our fourth fiscal period of each year (fiscal November), and more frequently if indicators of potential impairment exist and indicate that it is more likely than not that the asset is impaired. Impairment of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the discounted future cash flows that the asset is expected to generate using the relief from royalty method. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Calculating the fair value of indefinite-lived intangible assets requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows, royalty rates or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our indefinite-lived intangible assets.

In connection with the softening of the retail environment and performance that did not meet expectations during the 13 week period ended July 30, 2016, we revised our growth assumptions based on actual results and estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues in certain reporting units, specifically Gymboree Retail and Crazy 8. We considered this to be a triggering event and tested our indefinite-lived intangible assets for impairment during the 13 weeks ending October 29, 2016. As a result, we recorded a $2.6 million impairment charge during the 13 weeks ended July 30, 2016 related to the Crazy 8 trade name, which is included as a component of goodwill and intangible asset impairment. There was no impairment related to the Gymboree Retail trade name.

Store Asset Impairment

Store assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, a loss is recognized equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined at the store level, which is the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on historical experience and typically market data. These estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

During the 26 weeks ended July 30, 2016, and fiscal 2015, 2014, and 2013, we recorded impairment charges of $0.6 million, $1.3 million, $6.0 million, and $7.6 million, respectively, related to assets of under-performing stores.

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

As of July 30, 2016, January 30, 2016 and January 31, 2015, the total valuation allowance against certain deferred tax assets was $30.6 million, $63.2 million, and $58.6 million, respectively. A valuation allowance has not been established for certain foreign and state jurisdictions. Changes in valuation allowances from period to period are included in the tax provision in the period of change.

We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. As of July 30, 2016 and January 30, 2016, we had unrecognized tax benefits of $6.3 million and $6.4 million, respectively. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We enter into forward foreign exchange contracts with respect to certain purchases in U.S. dollars of inventory to be sold in our retail stores in Canada. The purpose of these contracts is to protect our margins on the eventual sale of the inventory from fluctuations in the exchange rate for Canadian and U.S. dollars. The term of the forward exchange contracts is generally less than one year. Our U.S. entity also enters into forward foreign exchange contracts with respect to short-term intercompany balances between our Canadian and U.S. entities. The purpose of these contracts is to protect us from fluctuations in the exchange rate for Canadian and U.S. dollars upon the settlement of such balances.

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
July 30, 2016	$10,209	$(123)	$0.77
January 30, 2016	$5,492	$(145)	$0.71
January 31, 2015	$4,633	$96	$0.79

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of July 30, 2016, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of July 30, 2016, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Facility since the closing date of the Term Loan (including the ABL Term Loans). No such incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of July 30, 2016, January 30, 2016 and January 31, 2015, accumulated other comprehensive loss included approximately $2.5 million, $4.6 million and $8.2 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

Impact of Inflation

The impact of inflation on results of operations has not been significant in any of the last three fiscal years.

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firm	35

Consolidated Statements of Operations for the 26 weeks ended July 30, 2016 and the years ended January 30, 2016, January 31, 2015, and February 1, 2014	36

Consolidated Statements of Comprehensive Income (Loss) for the 26 weeks ended July 30, 2016 and the years ended January 30, 2016, January 31, 2015, and February 1, 2014	37

Consolidated Balance Sheets as of July 30, 2016, January 30, 2016, and January 31, 2015	38

Consolidated Statements of Cash Flows for the 26 weeks ended July 30, 2016 and the years ended January 30, 2016, January 31, 2015, and February 1, 2014	39

Consolidated Statements of Stockholders’ (Deficit) Equity for the 26 weeks ended July 30, 2016 and the years ended January 30, 2016, January 31, 2015, and February 1, 2014	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

The Gymboree Corporation:

We have audited the accompanying consolidated balance sheets of The Gymboree Corporation and subsidiaries (the “Company”) as of July 30, 2016, January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ (deficit) equity, and cash flows for the 26 weeks ended July 30, 2016 and for each of the three fiscal years in the period ended January 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of The Gymboree Corporation and subsidiaries as of July 30, 2016, January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for the 26 weeks ended July 30, 2016 and for each of the three fiscal years in the period ended January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Francisco, California

October 28, 2016

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

	26 Weeks Ended	Year Ended
	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
Net sales:
Retail	$515,593	$1,184,606	$1,178,476	$1,197,176
Retail Franchise	7,594	21,533	19,356	21,708

Total net sales	523,187	1,206,139	1,197,832	1,218,884
Cost of goods sold, including buying and occupancy expenses	(327,406)	(752,758)	(753,861)	(762,877)

Gross profit	195,781	453,381	443,971	456,007
Selling, general and administrative expenses	(209,925)	(427,638)	(435,093)	(431,116)
Goodwill and intangible asset impairment	(2,600)	—	(591,396)	(157,189)

Operating (loss) income	(16,744)	25,743	(582,518)	(132,298)
Interest income	19	41	228	100
Interest expense	(39,581)	(85,990)	(82,378)	(81,558)
Gain (loss) on extinguishment of debt	66,853	41,522	—	(834)
Other expense, net	(2,500)	(590)	(535)	(684)

Income (loss) from continuing operations before taxes	8,047	(19,274)	(665,203)	(215,274)
Income tax benefit (expense)	610	(2,503)	76,334	1,880

Income (loss) from continuing operations, net of tax	8,657	(21,777)	(588,869)	(213,394)
Income from discontinued operations, including gain on sale of Gymboree Play & Music, net of tax	63,039	13,013	8,758	7,043

Net income (loss)	71,696	(8,764)	(580,111)	(206,351)
Net (income) loss attributable to noncontrolling interest	(1,008)	(1,412)	6,006	3,324

Net income (loss) attributable to The Gymboree Corporation	$70,688	$(10,176)	$(574,105)	$(203,027)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	26 Weeks Ended July 30, 2016	Year Ended
		January 30, 2016	January 31, 2015	February 1, 2014
Net income (loss)	$71,696	$(8,764)	$(580,111)	$(206,351)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,233	(2,817)	(8,108)	26
Unrealized net gain on cash flow hedges, net of tax	2,165	2,602	1,315	1,219

Total other comprehensive income (loss)	3,398	(215)	(6,793)	1,245

Comprehensive income (loss)	75,094	(8,979)	(586,904)	(205,106)
Comprehensive (income) loss attributable to noncontrolling interest	(1,008)	(788)	6,448	3,113

Comprehensive income (loss) attributable to The Gymboree Corporation	$74,086	$(9,767)	$(580,456)	$(201,993)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 30, 2016	January 30, 2016	January 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$12,636	$9,774	$11,091
Restricted cash	33,505	—	—
Accounts receivable, net of allowance of $270, $331 and $106	12,290	21,107	21,827
Merchandise inventories	232,959	202,832	195,795
Prepaid income taxes	2,046	2,196	2,599
Prepaid expenses	4,917	6,336	6,223
Deferred income taxes	—	—	5,702
Current assets of discontinued operations	—	18,210	15,112

Total current assets	298,353	260,455	258,349

Property and equipment:
Land and buildings	22,428	22,428	22,428
Leasehold improvements	193,563	196,949	195,709
Furniture, fixtures and equipment	130,758	127,531	121,091

Total property and equipment	346,749	346,908	339,228
Less accumulated depreciation and amortization	(202,998)	(191,358)	(160,101)

Net property and equipment	143,751	155,550	179,127

Goodwill	357,041	356,348	357,445
Other intangible assets, net	300,073	303,608	306,019
Restricted cash	73,566	—	—
Other assets	5,728	6,170	5,827
Other assets of discontinued operations	—	58,345	58,083

Total assets	$1,178,512	$1,140,476	$1,164,850

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$134,498	$107,866	$86,234
Accrued and other current liabilities	111,909	90,281	86,379
Line of credit borrowings	42,000	19,000	33,000
Current portion of long-term debt	5,527	—	—
Current obligation under capital lease	—	605	552
Current liabilities of discontinued operations	—	13,300	9,224

Total current liabilities	293,934	231,052	215,389

Long-term liabilities:
Long-term debt, net	970,902	1,040,506	1,090,955
Long-term sale-leaseback financing liability, net	25,508	25,578	—
Long-term obligation under capital lease	—	2,245	2,850
Lease incentives and other liabilities	44,167	49,355	53,409
Unrecognized tax benefits	6,475	5,075	5,048
Deferred income taxes	110,799	124,243	128,760
Long-term liabilities of discontinued operations	—	310	704

Total liabilities	1,451,785	1,478,364	1,497,115

Commitments and contingencies (see Notes 7, 11 and 14)
Stockholders’ deficit:
Common stock, including additional paid-in capital ($0.001 par value:
1,000 shares authorized, issued and outstanding)	527,002	525,759	522,403
Accumulated deficit	(792,851)	(863,539)	(853,363)
Accumulated other comprehensive loss	(7,424)	(10,822)	(11,231)

Total stockholders’ deficit	(273,273)	(348,602)	(342,191)
Noncontrolling interest	—	10,714	9,926

Total deficit	(273,273)	(337,888)	(332,265)

Total liabilities and stockholders’ deficit	$1,178,512	$1,140,476	$1,164,850

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	26 Weeks Ended July 30, 2016	Year Ended
		January 30, 2016	January 31, 2015	February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$71,696	$(8,764)	$(580,111)	$(206,351)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Gain on sale of Gymboree Play & Music	(70,008)	—	—	—
(Gain) loss on extinguishment of debt	(66,853)	(41,522)	—	834
Goodwill and intangible asset impairment	2,600	—	591,396	157,189
Depreciation and amortization	19,981	41,355	44,422	46,416
Amortization of deferred financing costs and accretion of original issue discount	4,137	7,922	7,138	6,798
Gain on contract termination	(2,561)	—	—	—
Interest rate cap contracts - adjustment to market	2,461	3,861	2,062	1,135
Loss on disposal/impairment of assets	2,060	3,627	9,010	12,381
Deferred income taxes	(13,181)	(910)	(78,466)	(2,853)
Share-based compensation expense	1,243	3,367	4,624	5,809
Other	226	—	34	53
Change in assets and liabilities:
Accounts receivable	8,695	33	(3,928)	5,567
Merchandise inventories	(31,834)	(9,275)	(23,472)	22,675
Prepaid income taxes	127	401	(682)	1,056
Prepaid expenses and other assets	(447)	104	18,466	(4,378)
Accounts payable	25,657	22,237	(14,902)	11,887
Accrued and other current liabilities	20,490	8,717	(2,065)	6,868
Lease incentives and other liabilities	(202)	(2,013)	4,716	9,785

Net cash (used in) provided by operating activities	(25,713)	29,140	(21,758)	74,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(11,792)	(21,413)	(31,992)	(52,632)
Proceeds from sale of Gymboree Play & Music	127,124	—	—	—
Increase in restricted cash	(109,895)	(10,863)	—	—
Decrease in restricted cash	2,824	10,863	—	—
Decrease (increase) in related party loan receivable	1,741	(1,741)	—	—
Proceeds from sale of assets	—	353	—	—
Other	3	201	50	(494)

Net cash provided by (used in) investing activities	10,005	(22,600)	(31,942)	(53,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	279,000	470,000	447,000	123,000
Payments on ABL facility	(256,000)	(484,000)	(414,000)	(123,000)
Proceeds from ABL term loan	50,000	—	—	—
Repurchase of notes	(46,796)	(15,325)	—	(24,760)
Proceeds from sale-leaseback financing liability	—	26,750	—	—
Payments on capital lease and sale-leaseback financing liability	(98)	(686)	(503)	(196)
Payments for deferred financing costs	(3,804)	(2,574)	—	—
Dividend payment to parent	—	(11)	(153)	(7,564)
Dividend payment by VIE to its parent	(5,080)	—	—	—
Deconsolidation of VIE - Deemed dividend	(7,768)	—	—	—
Capital contribution received by noncontrolling interest	—	—	992	15,886

Net cash provided by (used in) financing activities	9,454	(5,846)	33,336	(16,634)

Effect of exchange rate fluctuations on cash and cash equivalents	726	(1,050)	(545)	990

Net (decrease) increase in cash and cash equivalents	(5,528)	(356)	(20,909)	6,101
Cash and cash equivalents, beginning of period	18,164	18,520	39,429	33,328

Cash and cash equivalents end of period	12,636	18,164	18,520	39,429
Less - cash and cash equivalents of discontinued operations, end of period	—	8,390	7,429	5,032

Cash and cash equivalents of continuing operations, end of period	$12,636	$9,774	$11,091	$34,397

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures incurred, but not yet paid	$3,461	$1,999	$1,927	$4,979
Assets acquired under capital lease	$—	$—	$—	$4,102
Non-cash capital contribution to noncontrolling interest	$—	$—	$—	$53
OTHER CASH FLOW INFORMATION:
Cash paid (received) for income taxes, net	$2,496	$(198)	$5,015	$2,326
Cash paid for interest	$34,370	$74,875	$73,070	$73,872

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands)

	The Gymboree Corporation
	Common Stock		Additional Paid In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ (Deficit) Equity	Noncontrolling Interest	Total (Deficit) Equity
	Shares	Amount
BALANCE AT FEBRUARY 2, 2013	1,000	$—	$519,687	$(76,231)	$(5,914)	$437,542	$4,095	$441,637
Share-based compensation	—	—	5,809	—	—	5,809	—	5,809
Dividend payment to Parent	—	—	(7,564)	—	—	(7,564)	—	(7,564)
Capital contribution to noncontrolling interest	—	—	—	—	—	—	14,366	14,366
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	1,034	1,034	211	1,245
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(3,324)	(3,324)
Net loss attributable to The Gymboree Corporation	—	—	—	(203,027)	—	(203,027)	—	(203,027)

BALANCE AT FEBRUARY 1, 2014	1,000	—	517,932	(279,258)	(4,880)	233,794	15,348	249,142
Share-based compensation	—	—	4,624	—	—	4,624	—	4,624
Dividend payment to Parent	—	—	(153)	—	—	(153)	—	(153)
Capital contribution to noncontrolling interest	—	—	—	—	—	—	1,026	1,026
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	(6,351)	(6,351)	(442)	(6,793)
Net loss attributable to noncontrolling interest	—	—	—	—	—	—	(6,006)	(6,006)
Net loss attributable to The Gymboree Corporation	—	—	—	(574,105)	—	(574,105)	—	(574,105)

BALANCE AT JANUARY 31, 2015	1,000	—	522,403	(853,363)	(11,231)	(342,191)	9,926	(332,265)
Share-based compensation	—	—	3,367	—	—	3,367	—	3,367
Dividend payment to Parent	—	—	(11)	—	—	(11)	—	(11)
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	409	409	(624)	(215)
Net income attributable to noncontrolling interest	—	—	—	—	—	—	1,412	1,412
Net loss attributable to The Gymboree Corporation	—	—	—	(10,176)	—	(10,176)	—	(10,176)

BALANCE AT JANUARY 30, 2016	1,000	—	525,759	(863,539)	(10,822)	(348,602)	10,714	(337,888)
Share-based compensation	—	—	1,243	—	—	1,243	—	1,243
Translation adjustments and unrealized net gain on cash flow hedges, net of tax	—	—	—	—	3,398	3,398	—	3,398
Dividend payment by VIE to its parent	—	—	—	—	—	—	(5,080)	(5,080)
Net income attributable to noncontrolling interest	—	—	—		—	—	1,008	1,008
Net income attributable to The Gymboree Corporation	—	—	—	70,688	—	70,688	—	70,688
Deconsolidation of VIE	—	—	—	—	—	—	(6,642)	(6,642)

BALANCE AT JULY 30, 2016	1,000	$—	$527,002	$(792,851)	$(7,424)	$(273,273)	$—	$(273,273)

See notes to consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Nature of the Business

The Gymboree Corporation (the “Company,” “we” or “us”) is a specialty retailer, offering collections of high-quality apparel and accessories for children. As of July 30, 2016, we operated a total of 1,299 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	541	48	1	590
Gymboree Outlet stores	174	—	1	175
Janie and Jack® shops (including Janie and Jack outlets)	148	—	1	149
Crazy 8® stores (including Crazy 8 outlets)	385	—	—	385

Total	1,248	48	3	1,299

As of July 30, 2016, we also operated online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. Overseas franchisees operated 56 retail stores in the Middle East, South Korea and Latin America as of July 30, 2016.

Through July 14, 2016, we also offered directed parent-child developmental play programs at franchised and Company-operated Gymboree Play & Music® centers in the United States and other countries. Gymboree (Tianjin) Educational Information Consultation Co. Ltd. (“Gymboree Tianjin”) was Gymboree Play & Music’s master franchisee in China, while Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) was an operator of Gymboree retail stores in China. Gymboree China and Gymboree Tianjin were collectively referred to as variable interest entities (“VIEs”).

On July 15, 2016, we sold the Gymboree Play & Music business to Zeavion Holding Pte. Ltd. (“Zeavion”). Concurrent with the sale of Gymboree Play & Music, Gymboree Investment Holdings L.P. sold Gymboree Tianjin and Gymboree China to Zeavion (see Note 2).

Fiscal Year

Effective June 28, 2016, the Company changed its fiscal year-end from the Saturday closest to January 31st of each year to the Saturday closest to July 31st of each year. As a result of this change, our fiscal year 2016 is comprised of a 26-week transition period from January 31, 2016 through July 30, 3016. Our fiscal years 2015, 2014, and 2013 ended on January 30, 2016, January 31, 2015, and February 1, 2014, respectively. Fiscal years 2015, 2014, and 2013 include 52 weeks. References to years in the Consolidated Financial Statements relate to fiscal years rather than calendar years.

Basis of Presentation

On November 23, 2010 (the “Transaction Date”), The Gymboree Corporation completed a merger (the “Merger”) with Giraffe Acquisition Corporation (“Acquisition Sub”) in accordance with an Agreement and Plan of Merger (the “Merger Agreement”) with Giraffe Holding, Inc. (“Parent”), and Acquisition Sub, a wholly owned subsidiary of Parent, with the Merger funded through a combination of debt and equity financing (collectively, the “Transactions”). The Company is continuing as the surviving corporation and a 100%-owned indirect subsidiary of the Parent. At the Transaction Date, investment funds sponsored by Bain Capital Private Equity, LP (“Bain Capital”) indirectly owned a controlling interest in Parent.

Certain reclassifications have been made to the consolidated balance sheets as of January 30, 2016 and January 31, 2015 as a result of our adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs as of January 31, 2016.

Principles of Consolidation

Prior to the sale of the Gymboree Play & Music business and the VIEs on July 15, 2016, Gymboree China, Gymboree Tianjin and the Company were indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital. Gymboree China and Gymboree Tianjin were determined to be variable interest entities, and we (as well as our 100%-owned subsidiaries) were a member of a related party group that controlled the VIEs and absorbed the economics of the VIEs. Based on our relationship with the VIEs, we previously determined we were most closely associated with the VIEs, and therefore, consolidated them as the primary beneficiary. However, as we had a 0% ownership interest in the VIEs, 100% of the results of operations of the VIEs were recorded as non-controlling interest. The assets of the VIEs could only be used by the VIEs. The liabilities of the VIEs were comprised mainly of short-term accrued expenses, and their creditors had no recourse to our general credit or assets. Following the sale of the VIEs on July 15, 2016, we are no longer part of a related party group that controls the VIEs and absorbs the economics of the VIEs. The financial results of the Gymboree Play & Music business and Gymboree Tianjin are reported as discontinued operations pursuant to ASC 205-20, Presentation - Discontinued Operations. We deconsolidated Gymboree China as of July 15, 2016, the date of sale, pursuant to ASC 810-10, Consolidation. See Note 2.

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

During the 26 weeks ended July 30, 2016 and fiscal 2015 and 2014, we purchased approximately 93%, 89%, and 82%, respectively, of our inventory through one agent, which may potentially subject us to risks of concentration related to sourcing of our inventory.

Accounts Receivable

We record accounts receivable net of an allowance for doubtful accounts. Accounts receivable primarily include amounts due from major credit card companies, amounts due from franchisees for consumer product sales, duty drawback receivables (refund of certain custom duties paid to the U.S. Customs and Border Protection upon importation of merchandise inventories), and receivables from our co-branded credit card agreements. We estimate our allowance for doubtful accounts by considering a number of factors, including the length of time accounts receivable are past due and our previous loss history. The provision for doubtful accounts receivable is included in selling, general and administrative expenses (“SG&A”). Write-offs were insignificant for all periods presented.

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

Store Asset Impairment

Store assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If the undiscounted future cash flows from the asset group are less than the carrying value, a loss is recognized equal to the difference between the carrying value of the asset group and its fair value. The fair value of the asset group is estimated based on discounted future cash flows using a discount rate commensurate with the risk. The asset group is determined at the store level, which is the lowest level for which identifiable cash flows are available. Decisions to close a store or facility can also result in accelerated depreciation over the revised useful life. For locations to be closed that are under long-term leases, we record a charge for lease buyout expense or the difference between our rent and the rate at which we expect to be able to sublease the properties and related costs, as appropriate. Most closures occur upon the lease expiration. The estimate of future cash flows is based on historical experience and available market data. These estimates can be affected by factors such as future store profitability, real estate demand and economic conditions that can be difficult to predict.

Goodwill and Other Intangible Assets

Goodwill

We allocated goodwill to our reporting units, which we concluded were the same as our operating segments (see Note 18): Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), Crazy 8 (including an online store), and International Retail Franchise. We allocated goodwill to the reporting units by calculating the fair value of each reporting unit and deriving the implied fair value of each reporting unit’s goodwill as of the Merger.

Goodwill is tested for impairment on an annual basis at the end of our fourth fiscal period of each year (fiscal November) and at an interim date if indicators of impairment exist. Events that could result in an impairment review include significant changes in the business climate, declines in our operating results, or an expectation that the carrying amount may not be recoverable. We assess potential impairment by considering present economic conditions as well as future expectations.

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

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets primarily represent trade names for each of our brands. We do not amortize intangible assets with indefinite useful lives. We test indefinite-lived intangible assets for impairment on an annual basis at the end of our fourth fiscal period of each year (fiscal November), and more frequently if indicators of potential impairment exist and indicate that it is more likely than not that the asset is impaired. Impairment of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the discounted future cash flows that the asset is expected to generate using the relief from royalty method. If we determine that an individual asset is impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Calculating the fair value of indefinite-lived intangible assets requires significant judgment. The use of different assumptions, estimates or judgments, such as the estimated future cash flows, royalty rates or the discount rate used to discount such cash flows, could significantly increase or decrease the estimated fair value of our indefinite-lived intangible assets.

Other Intangible Assets and Liabilities

Other intangible assets primarily represent franchise agreements, below market leases and a co-branded credit card agreement. Other intangible liabilities represent above market leases and are included in lease incentives and other liabilities in the accompanying consolidated balance sheets. Other intangible assets and liabilities are amortized on a straight-line basis over their estimated useful lives.

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

Income Taxes

We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities. We establish valuation allowances when it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. Based on the weight of the positive and negative evidence, we recorded a valuation allowance during the 26 weeks ended July 30, 2016 and during fiscal 2015 and 2014 as described in Note 13. We are subject to periodic audits by the Internal Revenue Service and other taxing authorities. These audits may challenge certain of our tax positions such as the timing and amount of deductions and allocation of taxable income to the various tax jurisdictions. Determining income tax expense for tax contingencies requires management to make assumptions that are subject to factors such as proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations, and resolution of tax audits. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in future years.

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

Self-Insurance

We are partially self-insured for workers’ compensation insurance. We record a liability, determined actuarially, for claims filed and claims incurred, but not yet reported. This liability totaled $7.9 million, $7.5 million and $6.6 million as of July 30, 2016, January 30, 2016 and January 31, 2015, respectively. Any actuarial projection of losses is subject to a high degree of variability due to external factors, including future inflation rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns. We also record a liability for employee-related health care benefits that are partially self-insured or fully self-insured, by considering claims filed and estimates of claims incurred, but not yet reported. This liability totaled $1.5 million, $1.4 million and $1.4 million as of July 30, 2016, January 30, 2016 and January 31, 2015, respectively. If the actual amount of claims filed exceeds our estimates, reserves in the accompanying consolidated balance sheets may not be sufficient and additional accruals may be required in future periods. These liabilities are included in accrued and other current liabilities in the accompanying consolidated balance sheets.

Foreign Currency

Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at the exchange rates effective on the balance sheet date. Revenues, costs of sales, expenses and other income are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded as other comprehensive income (loss) within stockholders’ (deficit) equity. Foreign currency transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the local functional currency are included in other income (expense), net within the consolidated statements of operations.

Revenue Recognition

Revenue is recognized at the point of sale in retail stores. Online revenue is recorded when merchandise is received by the customer. Online customers generally receive merchandise within three to six days of shipment. Shipping fees received from customers are included in net sales and the associated shipping costs are included in cost of goods sold. We also sell gift cards in our retail store locations, through our online stores and through third parties. Revenue is recognized in the period that the gift card is redeemed. We recognize unredeemed gift card and merchandise credit balances when we can determine the portion of the liability for which redemption is remote (generally three years after issuance). These amounts are recorded within SG&A expenses and totaled $1.6 million, $2.9 million, $2.6 million, and $1.9 million during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively. Sales are presented net of sales return reserve, which is estimated based on historical return trends. Net retail sales also include revenue from our co-branded credit card agreements. We present taxes collected from customers and remitted to governmental authorities on a net basis (excluded from revenues).

Below is a summary of the sales return reserve activity for the periods ended (in thousands):

	26 Weeks Ended July 30, 2016	Year Ended
		January 30, 2016	January 31, 2015	February 1, 2014
Balance, beginning of period	$1,668	$1,480	$1,434	$2,508
Provision for sales return	13,514	31,890	29,765	28,154
Actual sales returns	(13,577)	(31,702)	(29,719)	(29,228)

Balance, end of period	$1,605	$1,668	$1,480	$1,434

Sales return reserve is included in accrued and other current liabilities in the accompanying consolidated balance sheets.

Prior to the July 15, 2016 sale of the Gymboree Play & Music business, initial franchise and transfer fees for all sites sold in a territory were recognized as revenue when the franchisee paid the initial franchise or transfer fee, in the form of cash and/or a note payable, the franchisee fully executed a franchise agreement and we substantially completed our obligations under such agreement. We received royalties based on each franchisee’s gross receipts from operations. Such royalty fees were recognized when earned. We also recognized revenues from consumer products and equipment sold to franchisees at the time title transferred to the franchisees. Revenues of Gymboree Play & Music are presented as discontinued operations in the accompanying consolidated statements of operations (see Note 2).

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

Loyalty Program

Customers who enroll in the Gymboree Rewards program earn points with every purchase at Gymboree and Gymboree Outlet stores, as well as online at www.gymboree.com. Those customers who reach a cumulative purchase threshold receive a rewards certificate that can be used towards the future purchase of goods at Gymboree and Gymboree Outlet stores as well as online within 45 days from the date it is issued. We estimate the cost of rewards that will ultimately be redeemed and record this cost as a reduction of net retail sales as reward points are earned. This liability was approximately $0.5 million, $2.0 million and $1.8 million as of July 30, 2016, January 30, 2016 and January 31, 2015, respectively, and is included in accrued and other current liabilities in the accompanying consolidated balance sheets.

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

During the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, we recognized approximately $1.7 million, $3.5 million, $1.9 million, and $1.5 million, respectively, in revenue from these Agreements. These amounts are included in net retail sales in the accompanying consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold (“COGS”) includes cost of goods, buying department expenses (including related depreciation), occupancy expenses (including amortization of below and above market leases), and shipping costs. Cost of goods consists of cost of merchandise, inbound freight and other inventory-related costs, such as shrinkage costs and lower of cost or market adjustments. Buying expenses include costs incurred to design, produce and allocate merchandise. Occupancy expenses consist of rent and other lease-required costs, including common area maintenance and utilities. Shipping costs consist of third-party delivery services to customers. As we record certain distribution expenses as a component of SG&A expenses and do not include such costs in cost of goods sold, our cost of goods sold and gross profit may not be comparable to those of other companies. Distribution expenses recorded as a component of SG&A expenses amounted to $24.0 million, $45.5 million, $43.1 million, and $37.9 million during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively.

Selling, General and Administrative Expenses (“SG&A”)

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

Advertising

We capitalize direct costs for the development, production, and circulation of direct response advertising and amortize such costs over the expected sales realization cycle, typically four to six weeks. Deferred direct response costs, included in prepaid expenses, were $0.6 million, $1.0 million and $0.9 million as of July 30, 2016, January 30, 2016 and January 31, 2015, respectively.

All other advertising costs are expensed as incurred. Advertising costs totaled approximately $11.6 million, $31.1 million, $24.4 million, and $20.5 million, during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively.

Share-Based Compensation

We recognize compensation expense on a straight-line basis for options and awards with time-based service conditions.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Compensation-stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows, among others. This ASU will be applied prospectively and is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016, with early adoption permitted. We believe this ASU will not have a significant impact on our consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance in ASU No. 2015-03 does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, which adds SEC paragraphs about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. Accordingly, the SEC staff would not object to the deferral and presentation of debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments do not affect the current guidance on the recognition and measurement of debt issuance costs. Effective during the first quarter of fiscal 2016, we adopted ASU 2015-03 and applied the provisions retrospectively to all prior periods. As a result of this adoption, the unamortized debt issuance costs associated with our long-term debt and long-term sale-leaseback financing liability are presented as an offset against the long-term debt and long-term sale-leaseback financing liability, respectively, in the accompanying consolidated balance sheets. The unamortized debt issuance costs associated with our line of credit under our ABL Facility are included in other assets in the accompanying consolidated balance sheets. The unamortized debt issuance costs associated with our long-term debt and long-term sale-leaseback financing liability, which amounted to $16.3 million and $23.1 million as of January 30, 2016 and January 31, 2015, respectively, were reclassified from being a component of our total assets to a reduction of our long-term debt and long-term sale-leaseback financing liability in the accompanying consolidated balance sheets and in Notes 18 and 19. The unamortized debt issuance costs associated with our ABL Facility, which amounted to $2.8 million and $2.5 million as of January 30, 2016 and January 31, 2015, respectively, were reclassified from deferred financing costs to other assets in the accompanying consolidated balance sheets. Below is a summary of the changes made in the accompanying consolidated balance sheets as of January 30, 2016 and January 31, 2015 due to the reclassification of the unamortized debt issuance costs (in thousands):

	January 30, 2016			January 31, 2015
	As Reported	Reclassification	As Restated	As Reported	Reclassification	As Restated
ASSETS:
Deferred financing costs	$19,019	$(19,019)	$—	$25,622	$(25,622)	$—
Total assets	$1,156,744	$(16,268)	$1,140,476	$1,187,943	$(23,093)	$1,164,850
LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Long-term debt, net	$1,055,945	$(15,439)	$1,040,506	$1,114,048	$(23,093)	$1,090,955
Long-term sale-leaseback financing liability, net	$26,407	$(829)	$25,578	$—	$—	$—
Total liabilities	$1,494,632	$(16,268)	$1,478,364	$1,520,208	$(23,093)	$1,497,115
Total liabilities and stockholders’ deficit	$1,156,744	$(16,268)	$1,140,476	$1,187,943	$(23,093)	$1,164,850

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

2.	Discontinued Operations

Gymboree Play & Music

On July 15, 2016, we closed a transaction to sell all of the equity and certain intellectual property attributable to Gymboree Play Programs, Inc. (“Play & Music” or “GPPI”), the Company’s global Play & Music business, to Zeavion Holding Pte. Ltd. (“Zeavion”) for consideration of $127.5 million prior to certain purchase price adjustments pursuant to the Share Purchase Agreement (“SPA”). Upon closing, the Company received consideration of $128.1 million which includes a purchase price adjustment of $0.6 million related to the excess of GPPI’s net working capital over a certain target pursuant to the SPA. In connection with the sale, the Company also entered into a License and Assignment Agreement (“License Agreement”), which became effective upon the closing of the transaction. The License Agreement includes the transfer of ownership of intellectual properties attributed to Gymboree Play & Music to Zeavion and the grant of a royalty-free and perpetual license of Company-owned trade names (e.g., “Gymboree” when used in connection with the “Play & Music” trade name) to Zeavion, an unrelated third party. We also entered into a transition services agreement and an employee lease agreement with Zeavion at the closing of the transaction, which were not significant.

Of the $128.1 million of proceeds received upon closing, approximately $127.1 million was attributed to the sale of GPPI and approximately $1.0 million was attributed to the transition services agreement, which will be recognized as income over a period of 1 year as services are performed. During the 26 weeks ended July 30, 2016, the Company recognized a $70.0 million gain on sale of GPPI and included such amount in income from discontinued operations in the consolidated statements of operations.

Of the $128.1 million of proceeds received upon closing, approximately $109.9 million of is restricted under the Term Loan to reduce the Term Loan, fund capital expenditures or pay income taxes associated with the gain on the sale of GPPI. As of July 30, 2016, the remaining balance of the restricted cash was $107.1 million.

Variable Interest Entities (Gymboree Tianjin and Gymboree China)

Concurrent with the July 15, 2016 sale of GPPI, our Variable Interest Entities (“VIEs”), Gymboree Tianjin (master franchisee of Gymboree Play & Music in China) and Gymboree China (operator of Gymboree retail stores in China), indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital, were also sold to Zeavion.

In accordance with ASC 205-20, Presentation - Discontinued Operations, the sale of our global Play & Music business (including GPPI and Gymboree Tianjin) was determined to represent a strategic shift to the Company’s business and therefore, the financial results of GPPI and Gymboree Tianjin as of and for the 26 weeks ended July 30, 2016, and for all historical periods presented, have been reported as discontinued operations in the accompanying consolidated financial statements. Due to its insignificance to our consolidated financial statements, Gymboree China has not been reported as discontinued operations. However, pursuant to ASC 810-10, Consolidation, we have deconsolidated Gymboree China’s financial results as of July 15, 2016, the date of sale, as we are no longer the primary beneficiary. Gymboree Play & Music, Gymboree Tianjin and Gymboree China were previously reported under the Gymboree Play & Music and VIEs reportable segments, respectively, in our segment footnote disclosure.

Below is the composition of income from discontinued operations for the periods ended (in thousands):

	26 Weeks Ended July 30, 2016	Year Ended
		January 30, 2016	January 31, 2015	February 1, 2014
Net Sales	$20,317	$41,212	$30,908	$25,685
Cost of goods sold, including occupancy expenses	(3,907)	(8,350)	(6,331)	(5,678)
Selling, general and administrative expenses	(9,482)	(16,611)	(13,263)	(12,807)
Other (expense) income, net	532	(29)	(42)	267

Income from discontinued operations, before tax	7,460	16,222	11,272	7,467
Gain on sale of Gymboree Play & Music, before tax	70,008	—	—	—

Total income from discontinued operations, before tax	77,468	16,222	11,272	7,467
Income tax expense	(14,429)	(3,209)	(2,514)	(424)

Income from discontinued operations, net tax	63,039	13,013	8,758	7,043
Income from discontinued operations attributable to noncontrolling interest	(4,006)	(6,433)	(133)	(1,674)

Income from discontinued operations attributable to The Gymboree Corporation	$59,033	$6,580	$8,625	$5,369

Total income from discontinued operations, before tax, consists of (in thousands):

	26 Weeks Ended July 30, 2016	Year Ended
		January 30, 2016	January 31, 2015	February 1, 2014
Income from discontinued operations attributable to The Gymboree Corporation, before tax	$72,334	$7,217	$9,388	$6,150
Income from discontinued operations attributable to noncontrolling interest, before tax	5,134	9,005	1,884	1,317

Total income from discontinued operations, before tax	$77,468	$16,222	$11,272	$7,467

Below is a summary of the assets and liabilities of discontinued operations as of the periods ended (in thousands):

	January 30, 2016	January 31, 2015
ASSETS:
Cash and cash equivalents	$8,390	$7,429
Accounts receivable, net	5,589	3,421
Merchandise inventories	3,810	2,542
Other current assets	421	1,720

Total current assets of discontinued operations	18,210	15,112

Net property and equipment	2,928	3,304
Goodwill	16,389	16,389
Other intangible assets, net	37,403	37,533
Other assets	1,625	857

Total other assets of discontinued operations	58,345	58,083

Total assets of discontinued operations	$76,555	$73,195

LIABILITIES:
Accounts payable and accrued liabilities	$13,300	$9,224
Other long-term liabilities	310	704

Total liabilities of discontinued operations	$13,610	$9,928

Below is a summary of cash flows from operating and investing activities attributable to continuing and discontinued operations for the periods ended (in thousands):

	26 Weeks Ended July 30, 2016	Year Ended
		January 30, 2016	January 31, 2015	February 1, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities of continuing operations	$(11,062)	$12,571	$(33,320)	$67,444
Net cash (used in) provided by operating activities of discontinued operations	(14,651)	16,569	11,562	7,427

Net cash (used in) provided by operating activities	$(25,713)	$29,140	$(21,758)	$74,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities of continuing operations	$(118,300)	$(20,333)	$(29,438)	$(51,766)
Net cash provided by (used in) investing activities of discontinued operations	128,305	(2,267)	(2,504)	(1,360)

Net cash provided by (used in) investing activities	$10,005	$(22,600)	$(31,942)	$(53,126)

3.	Fair Value Measurements

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The tables below present our assets and liabilities measured at fair value on a recurring basis as of July 30, 2016, January 30, 2016 and January 31, 2015, aggregated by the level in the fair value hierarchy within which those measurements fall (in thousands). There were no transfers into or out of Level 1 and Level 2 during the 26 weeks ended July 30, 2016, fiscal 2015 or fiscal 2014.

	July 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Money market funds:
Restricted	$107,071	$—	$—	$107,071
Unrestricted	3,230	—	—	3,230

Total	$110,301	$—	$—	$110,301

Liabilities
Forward foreign exchange contracts	$—	$123	$—	$123

Total	$—	$123	$—	$123

	January 30, 2016
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Liabilities
Forward foreign exchange contracts	$—	$145	$—	$145

Total	$—	$145	$—	$145

	January 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Assets
Interest rate caps	$—	$17	$—	$17
Forward foreign exchange contracts	—	96	—	96

Total	$—	$113	$—	$113

Our cash equivalents and restricted cash, which are primarily placed in money market funds, are valued at their original purchase prices plus interest that has accrued at the stated rate.

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

	July 30, 2016		January 30, 2016		January 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$769,102	$592,209	$769,102	$399,933	$769,102	$530,680
Notes	171,006	68,402	287,575	71,894	346,000	128,020
ABL term loan	50,000	50,000	—	—	—	—
Less unamortized discount and deferred financing costs	(13,679)	—	(16,171)	—	(24,147)	—

Total	$976,429	$710,611	$1,040,506	$471,827	$1,090,955	$658,700

We had no other financial assets or liabilities measured at fair value as of July 30, 2016, January 30, 2016 and January 31, 2015.

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

During the 26 weeks ended July 30, 2016, we determined that there was no goodwill impairment for any of our reporting units. However, we recorded $2.6 million of impairment related to our indefinite-lived intangible assets (trade names) (see Note 4).

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

During fiscal 2013, we recorded $140.2 million of goodwill impairment related to our Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units and $17.0 million of impairment related to our indefinite-lived intangible assets (see Note 4).

During the 26 weeks ended July 30, 2016, and fiscal 2015, 2014, and 2013, we recorded impairment charges of $0.5 million, $1.3 million, $6.0 million, and $7.6 million, respectively, related to assets of under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. During fiscal 2013, we also recorded $3.1 million of impairment related to an abandonment of assets. These impairment charges are included in SG&A expenses in the accompanying consolidated statement of operations.

4.	Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of July 30, 2016, January 30, 2016, January 31, 2015, and February 1, 2014, is as follows (in thousands):

	Retail Stores Segment	International Retail Franchise Segment	Total
Balance as of July 30, 2016
Goodwill	$887,241	$23,636	$910,877
Accumulated impairment losses	(547,285)	—	(547,285)
Effect of exchange rate fluctuations	(6,551)	—	(6,551)

	$333,405	$23,636	$357,041

Balance as of January 30, 2016
Goodwill	$887,241	$23,636	$910,877
Accumulated impairment losses	(547,285)	—	(547,285)
Effect of exchange rate fluctuations	(7,244)	—	(7,244)

	$332,712	$23,636	$356,348

Balance as of January 31, 2015
Goodwill	$887,241	$23,636	$910,877
Accumulated impairment losses	(547,285)	—	(547,285)
Effect of exchange rate fluctuations	(6,147)	—	(6,147)

	$333,809	$23,636	$357,445

Balance as of February 1, 2014
Goodwill	$887,241	$23,636	$910,877
Accumulated impairment losses	(168,489)	—	(168,489)

	$718,752	$23,636	$742,388

During the 26 weeks ended July 30, 2016 and fiscal 2015, we determined that there was no goodwill impairment for any of our reporting units. Goodwill impairment during fiscal 2014 and 2013 are as follows (in thousands):

Fiscal Year	Retail Stores Segment	International Retail Franchise Segment	Total
2014	$(378,796)	$—	$(378,796)
2013	$(140,189)	$—	$(140,189)

Goodwill Impairment

Goodwill is allocated to our reporting units, which are the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store) and International Retail Franchise. We evaluate goodwill for impairment on an annual basis at the end of our fourth fiscal period (fiscal November) each year and at an interim date if indicators of impairment exist.

In connection with the softening of the retail environment and performance that did not meet expectations during the 13 weeks ended July 30, 2016, we revised our growth assumptions based on actual results and estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues in certain reporting units, specifically Gymboree Retail and International Retail Franchise. We considered this to be a triggering event and performed the first step of the two-step goodwill impairment test during the 13 weeks ended July 30, 2016. The results of the Step 1 test indicated that no goodwill impairment was required for any of our reporting units for the 13 or 26 weeks ended July 30, 2016 as the fair value of each of our reporting units exceeded its carrying value by more than 40%.

The goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors and reporting unit specific developments. We primarily used an income approach to value these reporting units. The discount rates used in the income approach ranged from 13.0% to 16.5%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on analysis of multiples for comparable public companies. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

During fiscal 2014, we recognized goodwill impairment in the Gymboree Retail, Gymboree Outlet, and Crazy 8 reporting units, components of our retail stores reporting segment, of approximately $252.3 million, $67.2 million and $59.3 million, respectively (see Note 3).

During fiscal 2013, due to the impact of weak results in fiscal 2013, particularly in the fourth quarter, we recognized goodwill impairment in the Crazy 8, Gymboree Retail and Gymboree Outlet reporting units, components of our retail stores reporting segment, of $85.3 million, $38.8 million and $16.1 million, respectively (see Note 3).

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	July 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible assets not subject to amortization -
Trade names	$530,800	$—	$(232,200)	$298,600
Intangible assets subject to amortization	12,135	(10,662)	—	1,473

Total other intangible assets	$542,935	$(10,662)	$(232,200)	$300,073

Intangible liabilities subject to amortization -
Above market leases (included in Lease incentives and other liabilities)	$(10,229)	$7,905	$—	$(2,324)

	January 30, 2016
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible assets not subject to amortization -
Trade names	$530,800	$—	$(229,600)	$301,200
Intangible assets subject to amortization	12,135	(9,727)	—	2,408

Total other intangible assets	$542,935	$(9,727)	$(229,600)	$303,608

Intangible liabilities subject to amortization -
Above market leases (included in Lease incentives and other liabilities)	$(10,461)	$7,435	$—	$(3,026)

	January 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Amount
Intangible assets not subject to amortization -
Trade names	$530,800	$—	$(229,600)	$301,200
Intangible assets subject to amortization	14,744	(9,925)	—	4,819

Total other intangible assets	$545,544	$(9,925)	$(229,600)	$306,019

Intangible liabilities subject to amortization -
Above market leases (included in Lease incentives and other liabilities)	$(11,400)	$6,795	$—	$(4,605)

Indefinite-Lived Intangible Assets Impairment

We test indefinite-lived intangible assets for impairment as of our annual test date, which is the end of our fourth fiscal period each year (fiscal November), and more frequently if indicators of potential impairment exist and indicate it is more likely than not that the carrying value of the assets may not be recoverable.

In connection with the softening of the retail environment and performance that did not meet expectations during the 13- week period ended July 30, 2016, we revised our growth assumptions based on actual results and estimates of future operations. The updated assumptions resulted in a plan that reflects slower growth in revenues in certain reporting units, specifically Gymboree Retail and Crazy 8. We considered this to be a triggering event and tested our indefinite-lived intangible assets for impairment during the 13 weeks ended July 30, 2016. As a result, we recorded a $2.6 million impairment charge during the 13 weeks ended July 30, 2016 related to the Crazy 8 trade name, which is included as a component of goodwill and intangible asset impairment. There was no impairment related to the Gymboree trade name.

During fiscal 2015, we determined that there was no impairment related to trade names.

During fiscal 2014, we recognized a $212.6 million impairment charge related to trade names of our retail stores segment (see Note 3).

Due to the impact of weak results in fiscal 2013, particularly in the fourth quarter, we recognized a $17.0 million impairment charge related to trade names of our retail stores segment, which is included as a component of goodwill and intangible asset impairment (see Note 3).

The Company assigned the following useful lives to its intangible assets:

	Useful Life	Location of Amortization
Trade names	Indefinite	—
Below market leases	Remaining lease term	COGS
Co-branded credit card agreement	6.5 years	SG&A
Retail franchise agreement	6 years	SG&A
Above market leases	Remaining lease term	COGS

Net amortization income (expense) is presented below for the periods ended (in thousands):

	26 Weeks Ended July 30, 2016	Year Ended
		January 30, 2016	January 31, 2015	February 1, 2014
Cost of goods sold -
Amortization income	$466	$745	$958	$1,446

Selling, general and administrative expenses -
Amortization expense	$(699)	$(1,408)	$(1,485)	$(3,293)

We estimate that amortization expense (income) related to intangible assets and liabilities will be as follows in each of the next five fiscal years and thereafter (in thousands):

	Below Market	Above Market	Other
Fiscal	Leases	Leases	Intangibles	Total
2017	$407	$(1,196)	$754	$(35)
2018	223	(764)	—	(541)
2019	62	(225)	—	(163)
2020	15	(38)	—	(23)
2021	8	(38)	—	(30)
Thereafter	4	(63)	—	(59)

Total	$719	$(2,324)	$754	$(851)

5.	Accrued and Other Current Liabilities

Accrued and other current liabilities consist of the following (in thousands):

	July 30, 2016	January 30, 2016	January 31, 2015
Employee compensation related expenses	$27,040	$28,976	$22,884
Unredeemed gift cards, gift certificates, merchandise credits and customer deposits	19,633	20,732	22,494
Corporate expenses	23,159	17,888	16,749
Income tax payable	23,800	1,097	1,051
Store operating expenses	7,964	9,956	7,822
Accrued interest	7,428	8,760	9,845
Sales taxes	2,467	1,881	1,334
Other	418	991	4,200

Total	$111,909	$90,281	$86,379

6.	401(k) Plan

We maintain a voluntary defined contribution 401(k) plan (the “Plan”) covering employees who have met certain service and eligibility requirements. Employees may elect to contribute up to 75% of their compensation to the Plan, not to exceed the dollar limit set by law. Beginning in January 2013, we contribute $1.00 to the plan for each $1.00 contributed by an employee, up to 4% of the employee’s salary. Matching contributions to the Plan totaled approximately $1.0 million, $2.5 million, $2.3 million, and $2.1 million during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively.

7.	Line of Credit and Long-term Debt

Line of credit borrowings and long-term debt consists of:

	July 30, 2016	January 30, 2016	January 31, 2015
Line of credit borrowings	$42,000	$19,000	$33,000

Long-term debt -
ABL term loan due December 2017, LIBOR plus 10.25%
Principal amount	$50,000	$—	$—
Less unamortized deferred financing costs	(3,228)	—	—

ABL term loan, net of unamortized deferred financing costs	46,772	—	—

Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%
Principal amount	769,102	769,102	769,102
Less unamortized deferred financing costs	(6,062)	(7,873)	(11,347)
Less unamortized discount	(563)	(732)	(1,054)

Term loan, net of unamortized discount and deferred financing costs	762,477	760,497	756,701

Senior notes due December 2018, 9.125%
Principal amount	171,006	287,575	346,000
Less unamortized deferred financing costs	(3,826)	(7,566)	(11,746)

Senior notes, net of unamortized deferred financing costs	167,180	280,009	334,254

Total long-term debt, net of unamortized discount and deferred financing costs	976,429	1,040,506	1,090,955
Less current portion of long-term debt	(5,527)	—	—

Long-term portion of long-term debt, net of unamortized discount and deferred financing costs	$970,902	$1,040,506	$1,090,955

Total line of credit borrowings and long-term debt, net of unamortized discount and deferred financing costs	$1,018,429	$1,059,506	$1,123,955

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

On April 22, 2016, we entered into a second amendment (the “Second Amendment”) to the ABL Revolving Facility. The Second Amendment provides for a senior secured term loan (the “ABL Term Loan” and together with the ABL Revolving Facility, the “ABL Facility”) of $50.0 million, subject to a borrowing base, the proceeds of which may be used to finance the acquisition of working capital assets, including the purchase of inventory and equipment, in each case in the ordinary course of business, to finance capital expenditures, to finance permitted acquisitions and for general corporate purposes, including repurchases of the Notes. The maturity date of the ABL Term Loan is the same as the maturity date of the ABL Revolving Facility.

In June 2016, we entered into an amendment of the ABL Facility to make certain technical changes in order to effect the change in the Company’s fiscal year as described in Note 1.

The ABL Revolving Facility provides for financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Revolving Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit and the outstanding amount of the ABL Term Loan. The line of credit available under the ABL Revolving Facility was reduced by letter of credit utilization totaling $27.0 million as of July 30, 2016. Undrawn line of credit availability under the ABL Revolving Facility, after being reduced by outstanding line of credit borrowings, letter of credit utilization and $50 million of ABL Term Loan, was $117.2 million as of July 30, 2016. Average line of credit borrowings during the 26 weeks ended July 30, 2016 and fiscal years 2015 and 2014 under the ABL Revolving Facility amounted to $50.1 million, $51.9 million and $32.0 million, respectively.

Line of credit borrowings under the ABL Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of July 30, 2016, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Revolving Facility was 3.5%. In addition to paying interest on outstanding line of credit borrowings under the ABL Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum under the ABL Revolving Facility.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. The Second Amendment also provided for a new availability covenant, which requires the Company and its restricted subsidiaries to maintain a minimum amount of “Combined Availability” and “Availability” for as long as the ABL Term Loan remains outstanding (see Note 8). “Combined Availability” is an amount equal to (a) the ABL Term Loan borrowing base minus (b) the sum of the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization. “Availability” is equal to the lesser of (A) (I) the revolving credit ceiling (which as of July 30, 2016 was $225.0 million) minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization. Under the new availability covenant, the Company and its restricted subsidiaries must maintain (i) Combined Availability in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base, and (ii) Availability in excess of the greater of (x) $17.5 million and (y) 10% of the lesser of (A) the applicable revolving line of credit borrowing base and (B) the revolving credit ceiling. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding. As of July 30, 2016, we were not required to test compliance with this covenant. Failure to maintain the minimum levels of Combined Availability and Availability required by this covenant would result in an event of default under the ABL Facility.

In addition, the ABL Facility provides that if the lesser of (i) Combined Availability and (ii) Availability falls below the greater of (x) $22.5 million and (y) 12.5% of the lesser of (A) the applicable revolving line of credit borrowing base and (B) the revolving credit ceiling (the “Cash Dominion Threshold”) for 5 consecutive business days, the agent for the ABL lenders may, subject to certain exceptions, take control of the Company’s bank accounts and apply the funds therein to pay down the Company’s obligations under the ABL Facility. The Company would regain control of its bank accounts (a “Cash Dominion Cure”) once the lesser of (i) Combined Availability and (ii) Availability had exceeded the Cash Dominion Threshold for 30 consecutive days, provided that the ABL Facility permits no more than three Cash Dominion Cures in any rolling 365-day period.

The obligations under the ABL Facility are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL Revolving Facility (see Note 19).

ABL Term Loan

The ABL Term Loan of $50.0 million may be used to repurchase Notes, to finance the acquisition of working capital assets, for capital expenditures and permitted acquisitions and for other general corporate purposes.

The ABL Term Loan bears interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. Interest is payable monthly. As of July 30, 2016, the interest rate under our ABL Term Loan was 10.9%.

The ABL Term Loan requires us to make quarterly payments equal to $0.6 million, with the balance due on the maturity of the ABL Term Loan, which is the same as the maturity date of the ABL revolving commitment.

The obligations under the ABL Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the ABL Term Loan (see Note 19).

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Facility since the closing date of the Term Loan (including the ABL Term Loans). The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of July 30, 2016, the interest rate under our Term Loan was 5%.

In June 2016, we entered into an amendment of the Term Loan to make certain technical changes in order to effect the change in the Company’s fiscal year as described in Note 1.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow for the 26-week transition period ended July 30, 2016 and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2017. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2017. Our next quarterly payment payable under the Term Loan is due in the third quarter of fiscal 2017.

The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% senior notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt (see Note 2), or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest.

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

During the 26 weeks ended July 30, 2016, we repurchased Notes with an aggregate principal amount of $116.6 million for $46.8 million in cash through privately negotiated transactions and through a cash tender offer (“Tender Offer”) announced on April 26, 2016, which expired on May 23, 2016 (the “2016 Repurchase”). We recorded a $66.9 million gain on extinguishment of debt, net of $2.9 million charge related to the write-off of deferred financing costs associated with the extinguished debt. The 2016 Repurchase includes $39.6 million aggregate principal amount of Notes repurchased for $20.6 million through the Tender Offer.

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

Future minimum principal payments on long-term debt

Future minimum principal payments on long-term debt, excluding amortization of deferred financing costs of $13.1 million and accretion of original issue discount (“OID”) of $0.6 million as of July 30, 2016, are as follows (in thousands):

Fiscal years	Principal Payments
2017	$5,527
2018	984,581

Total	$990,108

Deferred Financing Costs

Deferred financing costs allocated to the Term Loan, Notes and ABL Term Loan are amortized over the term of the related financing agreements using the effective interest method. Deferred financing costs allocated to the ABL Revolving Facility and sale-leaseback financing liability (see Note 8) are amortized over the term of the related financing agreements on a straight-line basis. The weighted-average remaining amortization period of the deferred financing costs is approximately 1.9 years as of July 30, 2016.

Amortization of deferred financing costs is recorded in interest expense and was approximately $4.0 million, $7.4 million, $6.8 million, and $6.5 million during the 26 weeks ended July 30, 2016, fiscal 2015, 2014, and 2013, respectively.

Amortization of deferred financing costs for each of the next five fiscal years is estimated to be as follows (in thousands):

Fiscal years	Amount
2017	$9,044
2018	5,646
2019	728
2020	90
2021	90
Thereafter	335

Total	$15,933

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

Under the terms of the lease agreement, the Company is required to maintain a $3.5 million unconditional irrevocable letter of credit that reduces our line-of-credit borrowing base for a period up to 10 years. Due to the Company’s continuing involvement through the irrevocable letter of credit, the Company has accounted for the sale-leaseback as a financing liability. Payments made by the Company are allocated between interest expense and a reduction to the sale-leaseback financing liability. In the period that there is no longer continuing involvement by the Company, the distribution center and the sale-leaseback financing liability will be removed from our consolidated balance sheets, resulting in a gain on the sale of the distribution center, with a portion of the gain deferred and amortized over the remaining lease term.

Payments (including interest) made by the Company related to the sale-leaseback financing liability during the 26 weeks ended July 30, 2016 and fiscal 2015 totaled $0.9 million and $1.3 million, respectively. The interest portion of the payments was $0.8 and $1.2 million during the 26 weeks ended July 30, 2016 and fiscal 2015, respectively.

As of July 30, 2016, future payments on the sale-leaseback financing liability, excluding renewals, are as follows (in thousands):

Fiscal years	Payments
2017	$1,811
2018	1,834
2019	1,856
2020	1,880
2021	1,903
Thereafter	30,413

Total payments	39,697
Less amount representing interest	(13,179)
Less unamortized deferred financing costs	(784)

Total sale-leaseback financing liability, net of unamortized deferred financing costs	25,734
Less current portion of sale-leaseback financing liability - included in accrued liabilities	(226)

Long-term portion of sale-leaseback financing liability, net of unamortized deferred financing costs	$25,508

As of July 30, 2016, the net carrying value of the Dixon distribution center assets that are included in property and equipment on our consolidated balance sheets amounted to $18.5 million.

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

In December 2010, we paid approximately $12.1 million to enter into interest rate caps to hedge against rising interest rates associated with the $700 million principal of our Term Loan (see Note 7) above the strike rate of the cap through December 23, 2016, the maturity date of the caps. The interest rate caps were designated on the date of execution as cash-flow hedges. The premium, and any related amounts reported in accumulated other comprehensive loss, are being amortized to interest expense through December 23, 2016, as interest payments are made on the underlying Term Loan. During the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, we reclassified approximately $2.5 million, $3.9 million, $2.1 million, and $1.1 million, respectively, from accumulated other comprehensive loss to interest expense. We estimate that approximately $2.2 million will be reclassified from accumulated other comprehensive loss to interest expense within the next 12 months.

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

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	July 30, 2016		January 30, 2016		January 31, 2015
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	5	8,666	6	5,492	6	4,633

Total	9	$708,666	10	$705,492	10	$704,633

In addition to the cash flow hedges above, the Company had one forward foreign exchange contract with a notional amount of $1.5 million that was not designated as hedges as of July 30, 2016.

There were no forward foreign exchange contracts that were not designated as hedges as of January 30, 2016 and January 31, 2015.

The table below presents the fair value of all of our derivative financial instruments as well as their classification on the consolidated balance sheets (in thousands) (see Note 3).

	July 30, 2016	January 30, 2016	January 31, 2015
	Derivative Liabilities	Derivative Liabilities	Derivative Assets
Other Assets
Purchased interest rate caps	$—	$—	$17
Forward foreign exchange contracts		—	96

Total	$—	$—	$113

Accrued Liabilities
Forward foreign exchange contracts	$123	$145	$—

The tables below present the effect of all of our derivative financial instruments on the consolidated statements of operations and comprehensive loss (in thousands). No amounts were reclassified from accumulated other comprehensive loss into earnings as a result of forecasted transactions that failed to occur or as a result of hedge ineffectiveness (see Note 15).

	26 Weeks Ended July 30, 2016
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$—	Interest expense	$(2,461)
Forward foreign exchange contracts	(525)	Cost of goods sold	(229)

Total	$(525)		$(2,690)

	Year Ended January 30, 2016
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(17)	Interest expense	$(3,861)
Forward foreign exchange contracts	—	Cost of goods sold	291

Total	$(17)		$(3,570)

	Year Ended January 31, 2015
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(582)	Interest expense	$(2,062)
Forward foreign exchange contracts	290	Cost of goods sold	455

Total	$(292)		$(1,607)

	Year Ended February 1, 2014
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(365)	Interest expense	$(1,135)
Forward foreign exchange contracts	715	Cost of goods sold	266

Total	$350		$(869)

10.	Lease Incentives and Other Liabilities

Lease incentives and other liabilities consist of the following (in thousands):

	July 30, 2016	January 30, 2016	January 31, 2015
Lease allowances	$21,908	$22,795	$25,579
Deferred rent	19,422	20,784	20,569
Above market leases	2,324	3,026	4,605
Other	513	2,750	2,656

Total	$44,167	$49,355	$53,409

11.	Leases

Operating Leases

We lease our retail store locations, corporate headquarters, certain warehouse space and certain fixtures and equipment under operating leases. The leases expire at various dates through fiscal 2027. Store leases typically have 10-year terms and some include a cancellation clause if minimum revenue levels are not achieved during a specified 12-month period during the lease term. Some leases are structured with a minimum rent component plus a percentage rent based on the store’s net sales in excess of a certain threshold. Substantially all of the leases require us to pay insurance, utilities, real estate taxes, and common area repair and maintenance expenses. In January 2016, we subleased part of our corporate headquarters under an operating lease to a third party which will expire in April 2018.

Future minimum rental payments, net of rental receipts totaling approximately $3.9 million through fiscal 2018, under non-cancelable operating leases as of July 30, 2016 are as follows (in thousands):

Net Payments
2017	$95,798
2018	81,207
2019	60,767
2020	48,831
2021	39,178
Thereafter	71,935

Total future minimum lease payments and receipts, net	$397,716

Rent expense from continuing operations, including other lease required expenses such as common area maintenance expenses, real estate taxes, and utilities, were as follows for the 26 weeks ended July 30, 2016 and fiscal years ended (in thousands):

	26 Weeks Ended July 30, 2016	Year Ended
		January 30, 2016	January 31, 2015	February 1, 2014
Minimum rent	$50,517	$104,918	$106,947	$101,923
Other lease required expenses	26,128	55,986	55,117	53,524
Percentage rent expense	330	991	845	789
Amortization income of above and below market leases, net	(466)	(745)	(958)	(1,446)

Total rent expense	$76,509	$161,150	$161,951	$154,790

Operating Services Agreement

On February 25, 2016, the Company terminated its operating services agreement with a third party who performed the fulfillment of our www.gymboree.com online customer orders. The Company recognized a loss on contract termination of approximately $5.7 million during the 26 weeks ended July 30, 2016, which is included as a component of SG&A expenses in the accompanying consolidated statements of operations. The loss on contract termination consists of the $8.3 million in an early termination fee, offset by a $2.6 million gain on the write-off of assets and liabilities associated with the operating services agreement during the 26 weeks ended July 30, 2016. The early termination fee liability, which is included in accrued and other current liabilities in the accompanying consolidated balance sheets, was $4.1 million as of July 30, 2016 and was subsequently paid in August 2016.

12.	Share-Based Compensation

2010 Equity Incentive Plan

Parent maintains the Giraffe Holding, Inc. 2010 Equity Incentive Plan (the “2010 Plan”) under which non-qualified stock options and other equity-based awards may be granted to eligible employees and directors of, and consultants and advisors to, Parent and its subsidiaries. A maximum of 11,622,231 shares of Parent’s Class A common stock (“Class A common stock”) and 1,291,359 shares of Parent’s Class L common stock (“Class L common stock”) may be delivered in satisfaction of awards granted under the 2010 Plan. As of July 30, 2016, there were 3,017,853 shares of Class A common stock and 335,317 shares of Class L common stock available for the grant of future awards under the 2010 Plan. Shares of stock delivered under the 2010 Plan may be authorized but unissued shares of stock or previously issued shares of stock acquired by Parent.

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

Stock Options

The following table summarizes the stock option activity during the 26 weeks ended July 30, 2016:

	Number of options (in thousands)	Weighted-average exercise price per option	Weighted-average remaining contractual life (in years)
Outstanding at January 30, 2016	867	$9.47	8.7
Granted	78	$8.50
Forfeited	(29)	$8.50

Outstanding at July 30, 2016	916	$9.42	8.2

Vested and expected to vest at July 30, 2016 (1)	807	$9.54	8.1
Exercisable at July 30, 2016	275	$11.55	7.8

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumptions to total unvested options outstanding.

The outstanding options granted by Parent to employees of the Company allow each grantee to purchase units of shares of Parent’s Class A and Class L common stock. Each unit consists of 9 shares of Parent’s Class A and 1 share of Class L common stock. The fair value of a unit was determined to be $8.50, $8.50, $8.50, and $45.00 for the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively, by the Company using the Option Pricing Method, which considers the various equity securities as call options on the total equity value, giving consideration to the rights and preferences of each class of equity. The various classes of equity are modeled as call options that give their owners the right, but not the obligation, to buy the underlying equity value at a predetermined (or exercise) price. The options each have a term of ten years and vest over a five-year period based only on time-based service conditions.

The weighted-average fair value of options granted under the 2010 Plan was estimated to be $6.07, $6.11, $4.43, and $30.49 per unit on the date of grant using the Black-Scholes option valuation model for the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively. For purposes of this model, no dividends have been assumed. Expected stock price volatility was determined based on the historical and implied volatilities of comparable companies and based on each of the guideline company’s longest term traded options, where available. The risk-free interest rate was based on United States Treasury yields in effect at the time of the grant for notes with comparable terms as the awards.

The fair value of each stock option granted was estimated using the assumptions for the following periods:

	26 Weeks Ended	Year Ended
	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
Expected dividend rate	—	—	—	—
Expected volatility	81.4%	81.4%	80.9%	75.2%
Risk-free interest rate	1.5%	1.9%	2.1%	1.4%
Expected lives (years)	6.5	6.5	6.5	6.5

As of July 30, 2016, there was approximately $6.5 million of unrecognized compensation cost (net of estimated forfeitures) related to stock options, which is expected to be recognized over a weighted-average period of 3.6 years.

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

As of July 30, 2016, January 30, 2016 and January 31, 2015, there were approximately 6,000, 6,000 and 19,000 RUs, respectively, with a grant date fair value of $45.00 per unit that were outstanding. During fiscal 2015, there were approximately 13,000 RUs with a grant date fair value of $45.00 per unit that vested. There were no RUs that vested during the 26 weeks ended July 30, 2016.

As of July 30, 2016, there was approximately $0.1 million of unrecognized compensation cost (net of estimated forfeitures) related to unvested RUs that is expected to be recognized over a weighted average period of 0.3 years. The total fair value of RUs that vested during fiscal 2015 and fiscal 2014 was $0.1 million and $0.1 million, respectively.

Share-Based Compensation Expense

Share-based compensation expense included as a component of SG&A expenses was $1.2 million, $3.4 million, $4.6 million, and $5.8 million during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively. We include an estimate of forfeitures in determining share-based compensation expense.

The share-based compensation expense during fiscal 2015 includes $0.2 million of upfront incremental share-based compensation expense related to a modification of certain employee stock options on May 27, 2015. The terms of the modification include a change in exercise price for certain employees with stock options that were outstanding as of May 27, 2015. As of July 30, 2016, there were approximately $0.6 million of unrecognized incremental compensation expense that will be recognized over an average period of 3.2 years.

The share-based compensation expense during fiscal 2014 includes $0.3 million of upfront incremental share-based compensation expense related to a modification of certain employee stock options on December 12, 2014. The terms of the modification include changes in exercise price and vesting period for certain employees with stock options that were outstanding as of December 12, 2014. As of July 30, 2016, there were approximately $0.5 million of unrecognized incremental compensation expense that will be recognized over an average period of 3.4 years.

We recognized $0.2 million of income tax benefit, $0.1 million of income tax benefit, $0.4 million of income tax expense, and $1.4 million of income tax benefits, before valuation allowance, related to share-based compensation expense during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively. During the third quarter of fiscal 2013, we established a valuation allowance against certain deferred tax assets, which eliminates existing tax benefits related to share-based compensation expense in the current and prior years. During the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013 we reported no excess tax benefits as financing cash inflows.

2013 Gymboree China Phantom Equity Incentive Plan

Units awarded under the Company’s 2013 Gymboree China Phantom Equity Incentive Plan (the “Phantom Plan”) represent a hypothetical equity interest in Gymboree Hong Kong Limited, the unconsolidated direct parent of the VIEs (“Gymboree HK”). Through the date of the sale of the VIEs to Zeavion on July 15, 2016 (see Note 2), the Company was a member of a related party group that controlled Gymboree HK. Units were granted to eligible employees of the Company and its subsidiaries. Each award gave the holder of the award the conditional right to receive, in accordance with the terms of the Phantom Plan and the award, a specified interest in the value of the “Pool.” For this purpose, the “Pool” means an amount of cash equal to 10% of the amount by which the sum of the amount of cash and the fair market value of marketable securities, in each case, received by Bain Fund X, L.P. and its permitted transferees in respect of shares of common stock of Gymboree HK they beneficially own exceeds a number equal to $12 million plus the amount of any additional equity investment, whether direct or indirect, by the Bain Fund X, L.P. and its permitted transferees in Gymboree HK. Under a form of award adopted under the Phantom Plan on September 12, 2013, each award would conditionally vest as to 20% of the Units subject to the award on each of the first five anniversaries of the date specified by the Phantom Plan administrator, subject to continued employment or service with the Company through the applicable anniversary. The Compensation Committee of the Board of Directors of the Company currently serves as the administrator of the Phantom Plan.

Under the terms of the Phantom Plan, each award would vest and become payable upon occurrence of a “Payment Event” (e.g., a sale or a qualified IPO as defined in the Phantom Plan) at a time when the award was outstanding. Upon the occurrence of a Payment Event, the Company would become obligated to make a payment in cash to the holder of the award equal to the product of (i) the value of the Pool and (ii) (A) the number of conditionally vested Units that were outstanding under the participant’s award immediately prior to the Payment Event divided by (B) 1,000,000. All Units subject to the award would conditionally vest in full upon the occurrence of a “Sale” (as defined in the Phantom Plan). If the Payment Event were not a Sale, any portion of an award that is not then conditionally vested would remain eligible to conditionally vest in accordance with its original conditional vesting schedule. With respect to Units that conditionally vest after the occurrence of a Payment Event, if any, on the date such Units conditionally vest, the Company will make a payment in cash to the holder of the award equal to the product of (i) the value of the Pool and (ii) (A) the number of Units that conditionally vested on such date divided by (B) 1,000,000.

As described in Note 2, and as referenced above, Gymboree Investment Holdings L.P. sold the VIEs to Zeavion on July 15, 2016. The sale of the VIEs constituted a “Sale” under the Phantom Plan and therefore resulted in a Payment Event pursuant to the terms of the Phantom Plan. As a result, all conditionally vested units outstanding under the Phantom Plan became payable and the Company recognized share-based compensation expense totaling $4.1 million during the 26 weeks ended July 30, 2016, which is included in SG&A expenses in the accompanying consolidated statements of operations. All award agreements issued under the Phantom Plan provide that they automatically terminate upon a Payment Event.

13.	Income Taxes

The pre-tax income (loss) attributable to foreign and domestic operations (including discontinued operations) was as follows for the 26 weeks ended July 30, 2016 and fiscal years ended (in thousands):

	26 Weeks Ended	Year Ended
	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
Foreign	$2,552	$5,482	$(21,813)	$(4,372)
United States	82,963	(8,534)	(632,118)	(203,435)

Total	$85,515	$(3,052)	$(653,931)	$(207,807)

The provision for (benefit from) income taxes consists of the following for the 26 weeks ended July 30, 2016 and fiscal years ended (in thousands):

	26 Weeks Ended	Year Ended
	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
Current:
Federal	$22,062	$(76)	$(510)	$2,065
State	3,600	2,502	2,360	2,214
Foreign	1,338	4,196	2,796	(2,882)

Total current	27,000	6,622	4,646	1,397

Deferred:
Federal	(12,351)	(937)	(71,131)	(3,291)
State	(1,212)	(24)	(8,072)	1,821
Foreign	382	51	737	(1,383)

Total deferred	(13,181)	(910)	(78,466)	(2,853)

Total expense (benefit)	$13,819	$5,712	$(73,820)	$(1,456)

The provision for (benefit from) income taxes is shown in the consolidated statements of operations as follows for the 26 weeks ended July 30, 2016 and fiscal years ended (in thousands):

	26 Weeks Ended	Year Ended
	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
Continuing operations	$(610)	$2,503	$(76,334)	$(1,880)
Discontinued operations	14,429	3,209	2,514	424

Total expense (benefit)	$13,819	$5,712	$(73,820)	$(1,456)

A reconciliation of the statutory federal income tax rate with our effective income tax rate was as follows for the 26 weeks ended July 30, 2016 and fiscal years ended:

	26 Weeks Ended	Year Ended
	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
Statutory federal rate	35.0%	35.0%	35.0%	35.0%
State income taxes, net of income tax (expense) benefit	11.4	(1.8)	0.9	1.2
Benefit from intraperiod allocation	—	4.9	—	—
Increase in valuation allowances	(67.9)	(33.4)	(4.3)	(13.2)
Impact of foreign operations
(net of foreign tax deductions/credit)	5.6	(3.8)	—	(0.1)
Non-deductible goodwill impairment	—	—	(19.9)	(22.7)
Cancellation of non-qualified stock options	2.6	(4.9)	(0.3)	(0.3)
Reserves	—	—	—	0.3
Federal credits	(3.1)	2.2	0.1	0.9
Enhanced charitable contributions	(2.8)	2.9	0.1	0.3
Tax reserves	(1.7)	(6.2)	—	—
Expired charitable contributions	3.0	—	—	—
Other	1.0	(0.3)	0.2	—

Effective tax rate	(16.9)	(5.4)	11.8	1.4
Noncontrolling interest	9.3	(7.6)	(0.2)	(0.5)

Total effective tax rate	(7.6)%	(13.0)%	11.6%	0.9%

Temporary differences and carryforwards, which give rise to deferred tax assets and liabilities, were as follows (in thousands):

	July 30, 2016	January 30, 2016	January 31, 2015
Deferred tax assets:
Inventory	$11,258	$7,667	$8,031
Deferred revenue	2,933	2,820	2,858
State taxes	4,370	4,550	4,160
Reserves	7,458	11,154	7,152
Stock compensation	4,456	4,210	4,159
Deferred rent	8,745	9,454	9,594
Net operating loss carryforwards	1,907	31,606	37,463
Charitable contribution carryovers	707	5,875	5,299
Tax credits	3,281	8,174	7,400
Sales-leaseback financing liability	10,148	10,471	—
Other	1,872	3,391	7,387

Gross deferred tax assets	57,135	99,372	93,503
Valuation allowance	(30,623)	(63,183)	(58,582)

Total deferred tax assets	$26,512	$36,189	$34,921

Deferred tax liabilities:
Prepaid expenses	$(1,699)	$(2,221)	$(2,317)
Fixed asset basis differences	(16,068)	(20,877)	(17,096)
Intangibles	(115,406)	(131,205)	(131,325)
Other	(1,931)	(3,275)	(5,449)

Total deferred tax liabilities	(135,104)	(157,578)	(156,187)

Net deferred tax liabilities	$(108,592)	$(121,389)	$(121,266)

As of July 30, 2016, January 30, 2016 and January 31, 2015, the total valuation allowance against deferred tax assets was $30.6 million, $63.2 million and $58.6 million, respectively. We establish a valuation allowance when it is more likely than not that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal, unitary state, and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

As of July 30, 2016, our net operating loss carryforwards and tax credit carryforwards, with expiration dates, were as follows (in millions):

	July 30, 2016	Expiration Dates
Federal net operating loss	$—	—
State net operating loss	$18.6	2023 to 2034
Australia net operating loss	$1.6	Indefinite
Tax credits	$2.7	2017 to 2026
Other tax credits	$0.1	Indefinite

We had unrecognized tax benefits of $6.3 million, $6.4 million, $5.6 million, and $6.6 million for the 26 weeks ended July 30, 2016 and as of fiscal year-end 2015, 2014, and 2013, respectively. Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended (in thousands):

	26 Weeks Ended	Year Ended
	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
Balance at beginning of period	$6,446	$5,638	$6,565	$8,562
Gross increases - tax positions in current period	119	265	473	814
Gross increases - tax positions in prior period	22	1,467	322	335
Gross decreases - tax positions in prior period	(151)	(16)	(1,217)	(2,187)
Settlements	—	(350)	(31)	(178)
Lapsed statutes of limitations	(217)	(410)	(241)	(353)
Decreases based on currency translation adjustments	124	(148)	(233)	(428)

Balance at end of period	$6,343	$6,446	$5,638	$6,565

As of July 30, 2016 and fiscal year-end 2015 and 2014, and 2013, $4.0 million, $4.1 million, $3.5 million, and $3.6 million, respectively, of unrecognized tax benefits would affect the effective tax rate if recognized. Additionally, as of July 30, 2016 and fiscal year-end 2015, 2014, and 2013, $2.3 million, $2.3 million, $2.1 million, and $3.0 million, respectively, of unrecognized tax benefits would result in adjustments to other tax accounts if recognized.

We recognize interest and penalties on income tax contingencies in income tax expense. We recognized an income tax benefit of $3,000, an income tax expense of $229,000, an income tax expense of $33,000, and an income tax benefit of $102,000 during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively, related to interest expense on income taxes. We also recognized income tax benefits of $26,000, $81,000, $58,000, and $70,000 during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively, related to penalties on income taxes. As of July 30, 2016, we had a liability for interest on income taxes of $856,000 and a liability for penalties on income taxes of $461,000. As of January 30, 2016, we had a liability for interest on income taxes of $859,000 and a liability for penalties on income taxes of $487,000. As of January 31, 2015, we had a liability for interest on income taxes of $919,000 and a liability for penalties on income taxes of $568,000. As of February 1, 2014, we had a liability for interest on income taxes of $889,000 and a liability for penalties on income taxes of $626,000.

We believe that it is reasonably possible that the total amount of unrecognized tax benefits of $6.3 million as of July 30, 2016 will decrease by as much as $1.1 million during the next twelve months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitations.

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

Commitments

Amounts representing estimated inventory and other purchase obligations used in the normal course of business as of July 30, 2016 are as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Inventory purchase obligations (1)	$283,862	$—	$—	$—	$283,862
Other purchase obligations (2)	17,696	17,355	3,768	—	38,819

Total contractual cash obligations	$301,558	$17,355	$3,768	$—	$322,681

(1)

Inventory purchase obligations include outstanding purchase orders for merchandise inventories that are enforceable and legally binding on the Company and that specify all significant terms (including fixed or minimum quantities to be purchased), fixed, minimum or variable price provisions, and the approximate timing of the transaction.

(2)

Other purchase obligations include commitments for professional services, information technology and fixtures and equipment. Also included is the balance of the early termination fee liability associated with the termination of the operating services agreement with a third party who performed the fulfillment of our www.gymboree.com online customer orders (see Note 11).

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

15.	Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, as of the periods ended (in thousands):

	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
Foreign currency translation	$(8,003)	$(9,236)	$(7,043)	$623
Accumulated changes in fair value of derivative financial instruments, net of tax benefit	579	(1,586)	(4,188)	(5,503)

Total accumulated other comprehensive loss	$(7,424)	$(10,822)	$(11,231)	$(4,880)

Changes in accumulated OCI balance by component were as follows for the periods ended (in thousands):

	26 Weeks Ended July 30, 2016
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(1,586)	$(9,236)	$(10,822)

Other comprehensive (loss) income recognized before reclassifications	(525)	1,233	708
Amounts reclassified from accumulated other comprehensive loss to earnings	2,690	—	2,690
Tax expense	—	—	—

Net current-period other comprehensive income	2,165	1,233	3,398

Other comprehensive loss attributable to noncontrolling interest	—	—	—

Ending balance	$579	$(8,003)	$(7,424)

	Year Ended January 30, 2016
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(4,188)	$(7,043)	$(11,231)

Other comprehensive loss recognized before reclassifications	(17)	(2,817)	(2,834)
Amounts reclassified from accumulated other comprehensive loss to earnings	3,570	—	3,570
Tax expense	(951)	—	(951)

Net current-period other comprehensive income (loss)	2,602	(2,817)	(215)

Other comprehensive loss attributable to noncontrolling interest	—	624	624

Ending balance	$(1,586)	$(9,236)	$(10,822)

	Year Ended January 31, 2015
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(5,503)	$623	$(4,880)

Other comprehensive loss recognized before reclassifications	(292)	(8,108)	(8,400)
Amounts reclassified from accumulated other comprehensive loss to earnings	1,607	—	1,607

Net current-period other comprehensive income (loss)	1,315	(8,108)	(6,793)

Other comprehensive loss attributable to noncontrolling interest	—	442	442

Ending balance	$(4,188)	$(7,043)	$(11,231)

	Year Ended February 1, 2014
	Derivatives	Foreign Currency	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(6,722)	$808	$(5,914)

Other comprehensive income recognized before reclassifications	350	26	376
Amounts reclassified from accumulated other comprehensive loss to earnings	869	—	869

Net current-period other comprehensive income	1,219	26	1,245

Other comprehensive income attributable to noncontrolling interest	—	(211)	(211)

Ending balance	$(5,503)	$623	$(4,880)

16.	Dividends

During the 26 weeks ended July 30, 2016, Gymboree Tianjin paid cash dividends to its unconsolidated direct parent, Gymboree Hong Kong Limited, totaling $5.1 million.

During fiscal 2014 and 2013, we distributed $0.2 million and $0.9 million, respectively, in the form of a dividend to our indirect parent, Giraffe Holding, Inc. (“Parent”). The dividend was used by Parent’s shareholders, which are investment funds sponsored by Bain Capital Private Equity, LP (“Bain Capital”), to repurchase shares.

During fiscal 2013, we distributed $6.7 million in the form of a dividend to Parent, which was used by Parent’s shareholders to fund part of their equity investment in the VIE.

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

The management agreement provides that Bain Capital is entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. As described in Note 2, the Company sold Gymboree Play & Music on July 15, 2016. As a result of such transaction, we recognized an additional management fee of approximately $1.3 million during the 26 weeks ended July 30, 2016. Such amount has been recorded as SG&A expense within net income from continuing operations in the consolidated statements of operations.

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

We incurred approximately $2.8 million, $3.1 million, $3.1 million, and $3.6 million in management fees and reimbursement of out-of-pocket expenses to Bain Capital during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively. As of July 30, 2016, January 30, 2016 and January 31, 2015, we had a payable balance of $1.6 million, $0.2 million and $0.2 million, respectively, to Bain Capital. Management fees payable to Bain Capital as of and during the 26 weeks ended July 30, 2016 include approximately $1.3 million fees arising from the sale of Gymboree Play & Music.

Franchise Agreement

The Company had a ten-year Retail Store Franchise Agreement with Gymboree China to develop, own and operate Gymboree branded retail stores and website(s) to market and sell Gymboree branded products in the People’s Republic of China Territory under the Gymboree license and trademarks. This agreement was terminated as a result of the sale of Gymboree China to Zeavion on July 15, 2016 (see Note 2).

Other Transactions

We incurred approximately $0.9 million, $1.8 million, $1.9 million, and $2.6 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively. As of January 30, 2016 and January 31, 2015, we had a payable balance of $0.1 million and $0.3 million, respectively, to LogicSource. We had no payable to LogicSource as of July 30, 2016.

As of July 30, 2016 and January 31, 2015, we had a receivable balance of $0.4 million and $0.2 million, respectively, from our indirect parent, Giraffe Holding, Inc., which relates primarily to income taxes and withholding taxes.

18.	Segment Information

As of July 30, 2016, our reportable segments include (1) retail stores (including online stores) and (2) International Retail Franchise (“Retail Franchise”). On July 15, 2016, the Company sold its Gymboree Play & Music segment and Gymboree Investment Holdings L.P. sold Gymboree Tianjin and Gymboree China, which were included under “VIEs” in our segment disclosure. As disclosed in Note 2, for the 26 weeks ended July 30, 2016 and for all historical periods presented, the results of Gymboree Play & Music and Gymboree Tianjin are presented as discontinued operations, while Gymboree China was deconsolidated as of July 15, 2016, the date of sale.

Our reportable segments were identified based on how our business is managed and evaluated by our chief operating decision maker, who is the Chief Executive Officer. The retail stores segment includes four operating segments (brands), which sell high-quality apparel for children: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and Crazy 8 (including an online store). These four operating segments have been aggregated into one reportable segment because these operating segments have similar historical economic characteristics and/or are expected to have similar economic characteristics and similar long-term financial performance in the future. Gross profit is the principal measure we consider in determining whether the economic characteristics are similar. In addition, each retail store segment has similar products, production processes and type and class of customer. Corporate overhead (costs related to our distribution centers and shared corporate services) is included in the retail stores segment.

Net sales and gross profit of each reportable segment were as follows for the periods ended (in thousands):

	26 Weeks Ended July 30, 2016
	Retail Stores	International Retail Franchise	Intersegment Elimination	Total
Net sales	$515,593	$7,594	$—	$523,187
Gross profit	$191,721	$4,060	$—	$195,781

	Year Ended January 30, 2016
	Retail Stores	International Retail Franchise	VIE	Intersegment Elimination	Total
Net sales	$1,177,193	$22,198	$7,413	$(665)	$1,206,139
Gross profit	$439,325	$12,248	$2,473	$(665)	$453,381

	Year Ended January 31, 2015
	Retail Stores	International Retail Franchise	VIE	Intersegment Elimination	Total
Net sales	$1,172,626	$19,907	$5,850	$(551)	$1,197,832
Gross profit	$432,286	$11,158	$1,078	$(551)	$443,971

	Year Ended February 1, 2014
	Stores	International Retail Franchise	VIE	Intersegment Elimination	Total
Net sales	$1,191,498	$22,252	$5,678	$(544)	$1,218,884
Gross profit	$443,960	$11,577	$1,014	$(544)	$456,007

Net retail sales of the retail stores segment by brand and VIE (Gymboree China) were as follows for the periods ended (in thousands):

	Gymboree (1)	Janie and Jack	Crazy 8	Total Before VIE	VIE	Total
26 weeks ended July 30, 2016	$324,609	$70,917	$120,067	$515,593	$—	$515,593
Year ended January 30, 2016	$752,627	$145,695	$278,871	$1,177,193	$7,413	$1,184,606
Year ended January 31, 2015	$764,145	$133,246	$275,235	$1,172,626	$5,850	$1,178,476
Year ended February 1, 2014	$803,920	$118,978	$268,600	$1,191,498	$5,678	$1,197,176

(1)	This includes the net retail sales for Gymboree Retail and Gymboree Outlet operating segments.

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment.

Total assets of each reportable segment, VIE (Gymboree China), and discontinued operations (Gymboree Play & Music and Gymboree Tianjin) were as follows as of the periods ended (in thousands):

	Retail	International Retail		Intersegment	Discontinued
	Stores	Franchise	VIE	Elimination	Operations	Total
July 30, 2016	$1,151,745	$26,767	$—	$—	$—	$1,178,512
January 30, 2016	$1,027,622	$28,791	$8,114	$(560)	$76,509	$1,140,476
January 31, 2015	$1,055,880	$28,886	$7,530	$(621)	$73,175	$1,164,850

We attribute retail store revenues to individual countries based on the selling location. For Gymboree International Retail Franchise, all sales were attributed to the U.S. geographic segment. VIE sales are attributable to the international geographic segment.

Net sales of our two geographical areas, United States and international, were as follows for the periods ended (in thousands):

	26 Weeks Ended	Year Ended
	July 30, 2016	January 30, 2016	January 31, 2015	February 1, 2014
United States	$504,728	$1,151,403	$1,143,025	$1,161,813
International	18,459	54,736	54,807	57,071

Total	$523,187	$1,206,139	$1,197,832	$1,218,884

Property and equipment, net, of our two geographical areas were as follows as of the periods ended (in thousands):

	July 30, 2016	January 30, 2016	January 31, 2015
United States	$138,384	$149,515	$171,796
International	5,367	6,035	7,331

Total	$143,751	$155,550	$179,127

19.	Condensed Guarantor Data

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

During the 26 weeks ended July 30, 2016, our guarantor subsidiaries distributed $17.2 million in dividends and a $16.1 million capital distribution to The Gymboree Corporation. In addition, during the 26 weeks ended July 30, 2016, Gymboree Tianjin paid cash dividends to its unconsolidated direct parent, Gymboree Hong Kong Limited, totaling $5.1 million.

During fiscal 2015, our guarantor subsidiaries distributed a $3.2 million dividend and a $25.9 million capital distribution to The Gymboree Corporation. During fiscal 2014, our guarantor subsidiaries distributed a $3.0 million dividend to The Gymboree Corporation.

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED JULY 30, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,724	$506,166	$19,723	$(12,020)	$515,593
Retail Franchise	—	7,594	—	—	7,594
Intercompany revenue	28,164	15,467	2,154	(45,785)	—

Total net sales	29,888	529,227	21,877	(57,805)	523,187
Cost of goods sold, including buying and occupancy expenses	(3,525)	(320,984)	(14,795)	11,898	(327,406)

Gross profit	26,363	208,243	7,082	(45,907)	195,781
Selling, general and administrative expenses	(51,361)	(197,711)	(6,667)	45,814	(209,925)
Intangible asset impairment	—	(2,600)	—	—	(2,600)

Operating (loss) income	(24,998)	7,932	415	(93)	(16,744)
Interest income	15	—	4	—	19
Interest expense	(38,747)	(834)	—	—	(39,581)
Gain on extinguishment of debt	66,853	—	—	—	66,853
Other income (expense) , net	227	273	(3,000)	—	(2,500)

Income from continuing operations before taxes	3,350	7,371	(2,581)	(93)	8,047
Income tax benefit (expense)	9,476	(8,593)	(273)	—	610
Equity in earnings of affiliates, net of tax	28,682	—	—	(28,682)	—

Income from continuing operations, net of tax	41,508	(1,222)	(2,854)	(28,775)	8,657
Income from discontinued operations, including gain on sale of Gymboree Play & Music, net of tax	29,180	29,853	4,006	—	63,039

Net income (loss)	70,688	28,631	1,152	(28,775)	71,696
Net income attributable to noncontrolling interest	—	—	(1,008)	—	(1,008)

Net income attributable to The Gymboree Corporation	$70,688	$28,631	$144	$(28,775)	$70,688

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$3,479	$1,152,123	$57,423	$(28,419)	$1,184,606
Retail Franchise	—	21,533	—	—	21,533
Intercompany revenue	65,069	27,484	3,163	(95,716)	—

Total net sales	68,548	1,201,140	60,586	(124,135)	1,206,139
Cost of goods sold, including buying and occupancy expenses	(8,867)	(730,799)	(41,402)	28,310	(752,758)

Gross profit	59,681	470,341	19,184	(95,825)	453,381
Selling, general and administrative expenses	(92,245)	(408,772)	(22,344)	95,723	(427,638)

Operating (loss) income	(32,564)	61,569	(3,160)	(102)	25,743
Interest income	6	9	26	—	41
Interest expense	(84,464)	(1,526)	—	—	(85,990)
Gain on extinguishment of debt	41,522	—	—	—	41,522
Other (expense) income, net	(428)	163	(325)	—	(590)

(Loss) income before income taxes	(75,928)	60,215	(3,459)	(102)	(19,274)
Income tax benefit (expense)	22,245	(23,898)	(850)	—	(2,503)
Equity in earnings of affiliates, net of tax	41,003	—	—	(41,003)	-

Net (loss) income from continuing operations	(12,680)	36,317	(4,309)	(41,105)	(21,777)
Income (loss) from discontinued operations, net of tax	2,504	4,076	6,433	—	13,013

Net (loss) income	(10,176)	40,393	2,124	(41,105)	(8,764)
Net income attributable to noncontrolling interest	—	—	(1,412)	—	(1,412)

Net (loss) income attributable to The Gymboree Corporation	$(10,176)	$40,393	$712	$(41,105)	$(10,176)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED JANUARY 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,882	$1,146,744	$56,926	$(27,076)	$1,178,476
Retail Franchise	—	19,356	—	—	19,356
Intercompany revenue	24,591	36,183	4,253	(65,027)	—

Total net sales	26,473	1,202,283	61,179	(92,103)	1,197,832
Cost of goods sold, including buying and occupancy expenses	(6,330)	(732,606)	(41,968)	27,043	(753,861)

Gross profit	20,143	469,677	19,211	(65,060)	443,971
Selling, general and administrative expenses	(66,773)	(409,373)	(24,020)	65,073	(435,093)
Goodwill and intangible asset impairment	—	(572,422)	(18,974)	—	(591,396)

Operating loss	(46,630)	(512,118)	(23,783)	13	(582,518)
Interest income	—	15	213	—	228
Interest expense	(81,886)	(492)	(46)	46	(82,378)
Other (expense) income, net	(739)	245	(41)	—	(535)

Loss before income taxes	(129,255)	(512,350)	(23,657)	59	(665,203)
Income tax benefit (expense)	16,883	60,733	(1,282)	—	76,334
Equity in earnings of affiliates, net of tax	(465,052)	—	—	465,052	—

Net loss from continuing operations	(577,424)	(451,617)	(24,939)	465,111	(588,869)
Income from discontinued operations, net of tax	3,319	5,352	133	(46)	8,758

Net loss	(574,105)	(446,265)	(24,806)	465,065	(580,111)
Net loss attributable to noncontrolling interest	—	—	6,006	—	6,006

Net loss attributable to The Gymboree Corporation	$(574,105)	$(446,265)	$(18,800)	$465,065	$(574,105)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,885	$1,162,412	$62,893	$(30,014)	$1,197,176
Retail Franchise	—	21,708	—	—	21,708
Intercompany revenue	30,515	30,973	3,085	(64,573)	—

Total net sales	32,400	1,215,093	65,978	(94,587)	1,218,884
Cost of goods sold, including buying and occupancy expenses	(5,824)	(740,957)	(43,705)	27,609	(762,877)

Gross profit	26,576	474,136	22,273	(66,978)	456,007
Selling, general and administrative expenses	(66,445)	(406,943)	(24,702)	66,974	(431,116)
Goodwill and intangible asset impairment	—	(154,322)	(2,867)	—	(157,189)

Operating loss	(39,869)	(87,129)	(5,296)	(4)	(132,298)
Interest income	63	34	4	(1)	100
Interest expense	(81,405)	(153)	(1)	1	(81,558)
Loss on extinguishment of debt	(834)	—	—	—	(834)
Other expense, net	(105)	(1)	(580)	2	(684)

Loss before income taxes	(122,150)	(87,249)	(5,873)	(2)	(215,274)
Income tax benefit (expense)	16,408	(17,180)	2,652	—	1,880
Equity in earnings of affiliates, net of tax	(99,223)	—	—	99,223	—

Net loss from continuing operations	(204,965)	(104,429)	(3,221)	99,221	(213,394)
Income from discontinued operations, net of tax	1,938	3,431	1,674	—	7,043

Net loss	(203,027)	(100,998)	(1,547)	99,221	(206,351)
Net loss attributable to noncontrolling interest	—	—	3,324	—	3,324

Net (loss) income attributable to The Gymboree Corporation	$(203,027)	$(100,998)	$1,777	$99,221	$(203,027)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED JULY 30, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net income	$70,688	$28,631	$1,152	$(28,775)	$71,696

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,233	—	959	(959)	1,233
Unrealized net gain (loss) on cash flow hedges, net of tax	2,165	—	(297)	297	2,165

Total other comprehensive income, net of tax	3,398	—	662	(662)	3,398

Comprehensive income	74,086	28,631	1,814	(29,437)	75,094
Comprehensive income attributable to noncontrolling interest	—	—	(1,008)	—	(1,008)

Comprehensive income attributable to The Gymboree Corporation	$74,086	$28,631	$806	$(29,437)	$74,086

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of July 30, 2016
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$4,952	$4,607	$3,077	$—	$12,636
Restricted cash	33,505	—	—	—	33,505
Accounts receivable, net of allowance	1,486	10,009	795	—	12,290
Merchandise inventories	—	229,118	4,258	(417)	232,959
Prepaid income taxes	1,332	578	136	—	2,046
Prepaid expenses	3,409	1,508	—	—	4,917
Intercompany receivable	1,311	687,735	—	(689,046)	—

Total current assets	45,995	933,555	8,266	(689,463)	298,353
Property and equipment, net	15,783	122,147	5,821	—	143,751
Goodwill	—	346,818	10,223	—	357,041
Other intangible assets, net	—	300,043	30	—	300,073
Restricted cash	73,566	—	—	—	73,566
Other assets	2,043	1,474	2,682	(471)	5,728
Investment in subsidiaries	1,373,355	—	—	(1,373,355)	—

Total assets	$1,510,742	$1,704,037	$27,022	$(2,063,289)	$1,178,512

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$8,255	$126,103	$140	$—	$134,498
Accrued and other current liabilities	50,370	60,121	1,418	—	111,909
Line of credit borrowings	42,000	—	—	—	42,000
Current portion of ABL term loan	5,527	—	—	—	5,527
Intercompany payable	685,536	—	3,927	(689,463)	—

Total current liabilities	791,688	186,224	5,485	(689,463)	293,934
Long-term liabilities:
Long-term debt	970,902	—	—	—	970,902
Long-term sale-leaseback financing liability	—	25,508	—	—	25,508
Lease incentives and other liabilities	5,227	40,951	4,464	—	50,642
Deferred income taxes	16,198	95,072	—	(471)	110,799

Total liabilities	1,784,015	347,755	9,949	(689,934)	1,451,785
Total stockholders’ (deficit) equity	(273,273)	1,356,282	17,073	(1,373,355)	(273,273)
Noncontrolling interest	—	—	—	—	—

Total liabilities and stockholders’ (deficit) equity	$1,510,742	$1,704,037	$27,022	$(2,063,289)	$1,178,512

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of January 30, 2016
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$982	$2,998	$5,794	$—	$9,774
Accounts receivable, net of allowance	1,073	19,042	992	—	21,107
Merchandise inventories	—	195,860	7,300	(328)	202,832
Prepaid income taxes	1,511	516	169	—	2,196
Prepaid expenses	3,359	2,702	275	—	6,336
Intercompany receivable	—	635,684	1,376	(637,060)	—
Current assets of discontinued operations	—	42,255	14,479	(38,524)	18,210

Total current assets	6,925	899,057	30,385	(675,912)	260,455
Property and equipment, net	13,518	135,498	6,534	—	155,550
Goodwill	—	346,818	9,530	—	356,348
Other intangible assets, net	—	303,571	37	—	303,608
Other assets	2,899	683	2,999	(411)	6,170
Investment in subsidiaries	1,410,631	—	—	(1,410,631)	—
Other assets of discontinued operations	—	54,825	3,520	—	58,345

Total assets	$1,433,973	$1,740,452	$53,005	$(2,086,954)	$1,140,476

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$10,065	$97,144	$657	$—	$107,866
Accrued and other current liabilities	27,941	59,276	3,064	—	90,281
Line of credit borrowings	19,000	—	—	—	19,000
Current obligation under capital lease	—	605	—	—	605
Intercompany payable	668,968	—	5,969	(674,937)	—
Current liabilities of discontinued operations	—	2,108	12,167	(975)	13,300

Total current liabilities	725,974	159,133	21,857	(675,912)	231,052
Long-term liabilities:
Long-term debt	1,040,506	—	—	—	1,040,506
Long-term sale-leaseback financing liability	—	25,578	—	—	25,578
Long-term obligation under capital lease	—	2,245	—	—	2,245
Lease incentives and other liabilities	4,455	46,105	3,870	—	54,430
Deferred income taxes	11,640	113,014	—	(411)	124,243
Other long-term liabilities of discontinued operations	—	13	297	—	310

Total liabilities	1,782,575	346,088	26,024	(676,323)	1,478,364
Total stockholders’ (deficit) equity	(348,602)	1,394,364	16,267	(1,410,631)	(348,602)
Noncontrolling interest	—	—	10,714	—	10,714

Total liabilities and stockholders’ (deficit) equity	$1,433,973	$1,740,452	$53,005	$(2,086,954)	$1,140,476

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	As of January 31, 2015
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS

Current assets:
Cash and cash equivalents	$1,689	$3,195	$6,207	$—	$11,091
Accounts receivable, net of allowance	938	15,889	5,000	—	21,827
Merchandise inventories	—	190,874	5,254	(333)	195,795
Prepaid income taxes	1,860	306	433	—	2,599
Prepaid expenses	3,388	2,511	324	—	6,223
Deferred income taxes	—	15,138	119	(9,555)	5,702
Intercompany receivable	3,470	574,758	720	(578,948)	—
Current assets of discontinued operations	—	38,731	10,800	(34,419)	15,112

Total current assets	11,345	841,402	28,857	(623,255)	258,349
Property and equipment, net	12,306	159,117	7,704	—	179,127
Goodwill	—	345,632	11,813	—	357,445
Other intangible assets, net	—	305,779	240	—	306,019
Other assets	10,327	1,412	3,420	(9,332)	5,827
Investment in subsidiaries	1,408,447	—	—	(1,408,447)	—
Other assets of discontinued operations	—	54,761	3,322	—	58,083

Total assets	$1,442,425	$1,708,103	$55,356	$(2,041,034)	$1,164,850

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$9,798	$76,092	$344	$—	$86,234
Accrued and other current liabilities	26,943	56,058	3,304	74	86,379
Deferred income taxes	9,504	—	125	(9,629)	—
Line of credit borrowings	33,000	—	—	—	33,000
Current obligation under capital lease	—	552	—	—	552
Intercompany payable	609,510	720	2,518	(612,748)	—
Current liabilities of discontinued operations	—	2,164	8,012	(952)	9,224

Total current liabilities	688,755	135,586	14,303	(623,255)	215,389
Long-term liabilities:
Long-term debt	1,090,955	—	—	—	1,090,955
Long-term obligation under capital lease	—	2,850	—	—	2,850
Lease incentives and other liabilities	4,906	49,294	4,257	—	58,457
Deferred income taxes	—	138,075	17	(9,332)	128,760
Other long-term liabilities of discontinued operations	—	448	256	—	704

Total liabilities	1,784,616	326,253	18,833	(632,587)	1,497,115
Total stockholders’ (deficit) equity	(342,191)	1,381,850	26,597	(1,408,447)	(342,191)
Noncontrolling interest	—	—	9,926	—	9,926

Total liabilities and stockholders’ (deficit) equity	$1,442,425	$1,708,103	$55,356	$(2,041,034)	$1,164,850

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(40,574)	$30,307	$1,767	$(17,213)	$(25,713)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,268)	(6,832)	(692)	—	(11,792)
Proceeds from sale of Gymboree Play & Music	127,124	—	—	—	127,124
Increase in restricted cash	(109,895)	—	—	—	(109,895)
Decrease in restricted cash	2,824	—	—	—	2,824
Decrease in related party loan receivable	—	—	1,741	—	1,741
Cash distribution from subsidiary	16,124	—	—	(16,124)
Intercompany transfers	(1,311)	11,563	1,376	(11,628)	—
Other	—	3	—	—	3

Net cash provided by investing activities	30,598	4,734	2,425	(27,752)	10,005

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(8,454)	—	(3,174)	11,628	—
Proceeds from ABL facility	279,000	—	—	—	279,000
Payments on ABL facility	(256,000)	—	—	—	(256,000)
Proceeds from ABL term loan	50,000	—	—	—	50,000
Repurchase of notes	(46,796)	—	—	—	(46,796)
Payments on capital lease and sale-leaseback financing liability	—	(98)	—	—	(98)
Payments for deferred financing costs	(3,804)	—	—	—	(3,804)
Dividend to The Gymboree Corporation	—	(17,213)	—	17,213	—
Capital distribution to The Gymboree Corporation	—	(16,124)	—	16,124	—
Dividend payment by VIE to its parent	—	—	(5,080)	—	(5,080)
Deconsolidation of VIE	—	—	(7,768)	—	(7,768)

Net cash provided by (used in) financing activities	13,946	(33,435)	(16,022)	44,965	9,454

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	726	—	726

Net increase (decrease) in cash and cash equivalents	3,970	1,606	(11,104)	—	(5,528)
CASH AND CASH EQUIVALENTS:
Beginning of Period	982	3,001	14,181	—	18,164

End of Period	$4,952	$4,607	$3,077	$—	$12,636

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(92,312)	$115,473	$9,179	$(3,200)	$29,140

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,861)	(12,903)	(2,649)	—	(21,413)
Increase in restricted cash	(10,863)	—	—	—	(10,863)
Decrease in restricted cash	10,863	—	—	—	10,863
Capital distribution from subsidiaries	33,221	—	—	(33,221)	—
Increase in related party loan receivable	—	—	(1,741)	—	(1,741)
Proceeds from sale of assets	—	—	353	—	353
Intercompany transfers	3,470	(98,159)	(657)	95,346	—
Other	—	2	199	—	201

Net cash provided by (used in) investing activities	30,830	(111,060)	(4,495)	62,125	(22,600)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	91,790	(720)	4,276	(95,346)	—
Proceeds from ABL facility	470,000	—	—	—	470,000
Payments on ABL faciliity	(484,000)	—	—	—	(484,000)
Repurchase of notes	(15,325)	—	—	—	(15,325)
Proceeds from sale-leaseback financing liability	—	26,750	—	—	26,750
Payments on capital lease and sale-leaseback financing liability	—	(686)	—	—	(686)
Payments for deferred financing costs	(1,679)	(895)	—	—	(2,574)
Dividend to The Gymboree Corporation	—	(3,200)	—	3,200	—
Capital distribution to The Gymboree Corporation	—	(25,863)	(7,358)	33,221	—
Dividend payment to parent	(11)	—	—	—	(11)

Net cash provided by (used in) financing activities	60,775	(4,614)	(3,082)	(58,925)	(5,846)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(1,050)	—	(1,050)

Net (decrease) increase in cash and cash equivalents	(707)	(201)	552	—	(356)
CASH AND CASH EQUIVALENTS:
Cash and cash equivalents, beginning of period	1,689	3,202	13,629	—	18,520

Cash and cash equivalents end of period	982	3,001	14,181	—	18,164
Less - cash and cash equivalents of discontinued operations, end of period	—	3	8,387		8,390

Cash and cash equivalents of continuing operations, end of period	$982	$2,998	$5,794	$—	$9,774

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED JANUARY 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(128,004)	$108,700	$546	$(3,000)	$(21,758)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,153)	(22,682)	(5,157)	—	(31,992)
Proceeds from sale of shares	3,207	—	—	(3,207)	—
Capital distribution from subsidiary	1,821	—	—	(1,821)	—
Intercompany transfers	(3,470)	(84,712)	(720)	88,902	—
Other	—	20	30	—	50

Net cash used in investing activities	(2,595)	(107,374)	(5,847)	83,874	(31,942)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	83,962	720	4,220	(88,902)	—
Proceeds from ABL facility	447,000	—	—	—	447,000
Payments on ABL facility	(414,000)	—	—	—	(414,000)
Payments on capital lease	—	(503)	—	—	(503)
Dividend to The Gymboree Corporation	—	(3,000)	—	3,000	—
Dividend payment to Parent	(153)	—	—	—	(153)
Repurchase of shares	—	—	(3,207)	3,207	—
Capital distribution to The Gymboree Corporation	—	—	(1,821)	1,821	—
Capital contribution received by noncontrolling interest	—	—	992	—	992

Net cash provided by (used in) financing activities	116,809	(2,783)	184	(80,874)	33,336

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(545)	—	(545)

Net decrease in cash and cash equivalents	(13,790)	(1,457)	(5,662)	—	(20,909)
CASH AND CASH EQUIVALENTS:
Cash and cash equivalents, beginning of period	15,479	4,659	19,291	—	39,429

Cash and cash equivalents end of period	1,689	3,202	13,629	—	18,520
Less - cash and cash equivalents of discontinued operations, end of period	—	7	7,422	—	7,429

Cash and cash equivalents of continuing operations, end of period	$1,689	$3,195	$6,207	$—	$11,091

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED FEBRUARY 1, 2014

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(59,970)	$134,236	$605	$—	$74,871

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,187)	(45,263)	(4,182)	—	(52,632)
Dividend from subsidiary	2,500	—	—	(2,500)	—
Intercompany transfers	—	(84,681)	—	84,681	—
Other	—	(65)	(429)	—	(494)

Net cash used in investing activities	(687)	(130,009)	(4,611)	82,181	(53,126)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	90,029	—	(5,348)	(84,681)	—
Proceeds from ABL facility	123,000	—	—	—	123,000
Payments on ABL facility	(123,000)	—	—	—	(123,000)
Repurchase of notes	(24,760)	—	—	—	(24,760)
Payments on capital lease	—	(196)	—	—	(196)
Dividend to The Gymboree Corporation	—	(2,500)	—	2,500	—
Dividend payment to parent	(7,564)	—	—	—	(7,564)
Capital contribution received by noncontrolling interest	—	—	15,886	—	15,886

Net cash provided by (used in) financing activities	57,705	(2,696)	10,538	(82,181)	(16,634)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	990	—	990

Net (decrease) increase in cash and cash equivalents	(2,952)	1,531	7,522	—	6,101
CASH AND CASH EQUIVALENTS:
Cash and cash equivalents, beginning of period	18,431	3,128	11,769	—	33,328

Cash and cash equivalents end of period	15,479	4,659	19,291	—	39,429
Less - cash and cash equivalents of discontinued operations, end of period	—	284	4,748	—	5,032

Cash and cash equivalents of continuing operations, end of period	$15,479	$4,375	$14,543	$—	$34,397

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

20.	Comparative Financial Information

As disclosed in Note 1, effective June 28, 2016, the Company changed its fiscal year-end from the Saturday closest to January 31st of each year to the Saturday closest to July 31st of each year. As a result, the consolidated statements of operations include operating results for the 26-week transition period ended July 30, 2016. Included below is comparative financial information as of and for the 26 weeks ended July 30, 3016 and August 1, 2015 (in thousands).

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	26 Weeks Ended July 30, 2016	26 Weeks Ended August 1, 2015 (Unaudited)
Net sales:
Retail	$515,593	$518,723
Retail Franchise	7,594	10,496

Total net sales	523,187	529,219
Cost of goods sold, including buying and occupancy expenses	(327,406)	(339,569)

Gross profit	195,781	189,650
Selling, general and administrative expenses	(209,925)	(200,215)
Goodwill and intangible asset impairment	(2,600)	—

Operating loss	(16,744)	(10,565)
Interest income	19	20
Interest expense	(39,581)	(42,707)
Gain on extinguishment of debt	66,853	—
Other (expense) income, net	(2,500)	36

Income (loss) from continuing operations before taxes	8,047	(53,216)
Income tax benefit (expense)	610	(1,484)

Income (loss) from continuing operations, net of tax	8,657	(54,700)
Income from discontinued operations, including gain on sale of Gymboree Play & Music, net of tax	63,039	6,826

Net income (loss)	71,696	(47,874)
Net income attributable to noncontrolling interest	(1,008)	(1,713)

Net income (loss) attributable to The Gymboree Corporation	$70,688	$(49,587)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

		August 1, 2015
	July 30, 2016	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,636	$13,881
Restricted cash	33,505	—
Accounts receivable, net	12,290	20,876
Merchandise inventories	232,959	239,367
Prepaid income taxes	2,046	2,596
Prepaid expenses	4,917	18,891
Deferred income taxes	—	8,147
Current assets of discontinued operations	—	18,579

Total current assets	298,353	322,337
Property and equipment, net	143,751	167,538
Goodwill	357,041	357,057
Other intangible assets, net	300,073	304,692
Restricted cash	73,566	8,157
Other assets	5,728	5,274
Other assets of discontinued operations	—	57,552

Total assets	$1,178,512	$1,222,607

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	134,498	$123,317
Accrued and other current liabilities	111,909	85,228
Line of credit borrowings	42,000	70,000
Current portion of long-term debt	5,527	—
Current obligation under capital lease	—	578
Current liabilities of discontinued operations	—	10,529

Total current liabilities	293,934	289,652

Long-term liabilities:
Long-term debt, net	970,902	1,094,107
Long-term sale-leaseback financing liability, net	25,508	25,509
Long-term obligation under capital lease	—	2,555
Lease incentives and other liabilities	44,167	51,486
Unrecognized tax benefits	6,475	5,123
Deferred income taxes	110,799	131,460
Long-term liabilities of discontinued operations	—	711

Total liabilities	1,451,785	1,600,603

Stockholders’ deficit:
Total stockholders’ deficit	(273,273)	(389,689)
Noncontrolling interest	—	11,693

Total deficit	(273,273)	(377,996)

Total liabilities and stockholders’ deficit	$1,178,512	$1,222,607

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

		26 Weeks Ended
	26 Weeks Ended	August 1, 2015
	July 30, 2016	(Unaudited)
Net cash used in operating activities	$(25,713)	$(41,966)
Net cash provided by (used in) investing activities	10,005	(15,270)
Net cash provided by financing activities	9,454	62,305
Effect of exchange rate fluctuations on cash and cash equivalents	726	(92)

Net (decrease) increase in cash and cash equivalents	(5,528)	4,977
Cash and cash equivalents, beginning of period	18,164	18,520

Cash and cash equivalents, end of period	$12,636	$23,497

21.	Quarterly Financial Information (Unaudited)

The quarterly financial information presented below is derived from the Consolidated Statements of Operations (in thousands).

	Fiscal 2016 Quarter Ended		Fiscal
	April 30,	July 30,	2016
	2016 (b)	2016 (a)	Total
Net sales
Retail	$269,069	$246,524	$515,593
Retail Franchise	3,844	3,750	7,594

Total net sales	$272,913	$250,274	$523,187
Gross profit	$109,793	$85,988	$195,781
Intangible asset impairment	$—	$(2,600)	$(2,600)
Income (loss) from continuing operations, net of tax	$28,679	$(20,022)	$8,657
Income from discontinued operations, including gain on sale of Gymboree Play & Music, net of tax	$2,263	$60,776	$63,039
Net income	$30,942	$40,754	$71,696
Net income attributable to The Gymboree Corporation	$32,846	$37,842	$70,688

	Fiscal 2015 Quarter Ended				Fiscal
	May 2,	August 1,	October 31,	January 30,	2015
	2015	2015	2015	2016 (c)	Total
Net sales
Retail	$261,732	$256,991	$289,653	$376,230	$1,184,606
Retail Franchise	5,689	4,807	5,867	5,170	21,533

Total net sales	$267,421	$261,798	$295,520	$381,400	$1,206,139
Gross profit	$98,192	$91,458	$114,907	$148,824	$453,381
(Loss) income from continuing operations, net of tax	$(25,347)	$(29,353)	$(13,010)	$45,933	$(21,777)
Income from discontinued operations, net of tax	$2,867	$3,959	$3,358	$2,829	$13,013
Net (loss) income	$(22,480)	$(25,394)	$(9,652)	$48,762	$(8,764)
Net (loss) income attributable to The Gymboree Corporation	$(23,025)	$(26,562)	$(10,028)	$49,439	$(10,176)

	Fiscal 2014 Quarter Ended				Fiscal
	May 3,	August 2,	November 1,	January 31,	2014
	2014	2014	2014 (d)	2015	Total
Net sales
Retail	$259,124	$253,376	$304,265	$361,711	$1,178,476
Retail Franchise	6,054	3,608	4,810	4,884	19,356

Total net sales	$265,178	$256,984	$309,075	$366,595	$1,197,832
Gross profit	$102,727	$90,502	$119,765	$130,977	$443,971
Goodwill and intangible asset impairment	$—	$—	$(591,396)	$—	$(591,396)
Loss from continuing operations, net of tax	$(18,460)	$(33,998)	$(525,160)	$(11,251)	$(588,869)
Income from discontinued operations, net of tax	$3,457	$1,145	$2,766	$1,390	$8,758
Net loss	$(15,003)	$(32,853)	$(522,394)	$(9,861)	$(580,111)
Net loss attributable to The Gymboree Corporation	$(13,431)	$(31,153)	$(522,075)	$(7,446)	$(574,105)

(a)	During the 13-week period ended July 30, 2016, we:

•

Sold Gymboree Play & Music for a gross purchase price of $127.5 million, before certain purchase price adjustments pursuant to the purchase agreement, and recorded a $70.0 million gain on sale. In addition, Gymboree Investment Holdings L.P. sold Gymboree Tianjin (master franchisee of Gymboree Play & Music in China) during the 13-week period ended July 30, 2016. The financial results of Gymboree Play & Music and Gymboree Tianjin are shown as discontinued operations in all of the periods presented in the table above (see Note 2).

•	Recorded a non-cash charge of $2.6 million and a non-cash income tax benefit of $1.0 million related to the impairment of the Crazy 8 trade name.

•

Repurchased Notes with an aggregate principal amount of $39.6 million for $20.6 million in cash through a Tender Offer that expired on May 23, 2016 and recorded a $18.0 million gain on extinguishment of debt, net of a $1.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt (see Note 7).

(b)

During the 13-week period ended April 30, 2016, we repurchased Notes with an aggregate principal amount of $77.0 million for $26.2 million in cash through privately negotiated transactions and recorded a $48.8 million gain on extinguishment of debt, net of a $2.0 million charge related to the write-off of deferred financing costs associated with the extinguished debt (see Note 7).

(c)

During the fourth quarter of fiscal 2015, we repurchased Notes with an aggregate principal amount of $58.4 million for $15.3 million in cash through open market transactions and recorded a $41.5 million gain on extinguishment of debt, net of a $1.6 million charge related to the write-off of deferred financing costs associated with the extinguished debt (see Note 7).

(d)

During the third quarter of fiscal 2014, we recorded non-cash charges related to goodwill impairment of $378.8 million and trade name impairment of $212.6 million (see Note 4). In addition, during the third quarter of fiscal 2014, we recorded an income tax benefit of $78.2 million related to trade name impairment.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of July 30, 2016. In making this assessment, management used the criteria established in Internal Control – Integrated Framework released in 2013 (the “2013 Framework”) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management believes that, as of July 30, 2016, the Company maintained effective internal control over financial reporting based on the criteria established in the 2013 Framework.

Changes in Internal Control over Financial Reporting

During the Company’s 26 weeks ended July 30, 2016, there was no change in the Company’s internal control over financial reporting that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors serve until their successors are duly elected and qualified or until the earlier of their resignation, death or removal. Directors are elected at an annual meeting of stockholders.

Below is a list of the names, ages as of September 30, 2016 and positions, and a brief account of the business experience, of the individuals who serve as our executive officers and directors:

Name	Age	Position	Committee Membership

Mark Breitbard	48	Chief Executive Officer, Director

Andrew North	43	Chief Financial Officer

Kimberly Sentovich	48	Executive Vice President of Stores and Logistics

Elizabeth Schumacher	53	Executive Vice President, General Manager of Gymboree and Gymboree Outlet

Joshua Bekenstein	58	Director	Compensation Committee

Maxine Clark	67	Director

Jordan Hitch	50	Director	Compensation Committee

Marko Kivisto	41	Director	Audit Committee

Lewis Klessel	49	Director	Audit Committee

Mark Weikel	60	Director	Audit Committee

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

Elizabeth Schumacher joined The Gymboree Corporation in April 2015 as Executive Vice President, General Manager of Gymboree and Gymboree Outlet. Prior to joining The Gymboree Corporation, Ms. Schumacher served as Senior Vice President and General Manager of Merchandising at J. C. Penney Company, Inc. from July 2012 to January 2014. Ms. Schumacher also served in various roles at American Eagle Outfitters, Inc. from January 2005 to June 2012, including as Senior Vice President of Merchandising from 2006 to 2012. Ms. Schumacher also served as Vice President and General Manager of Merchandising of the BabyGap Division of Gap, Inc. from 2002 to 2005.

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

Marko Kivisto has been a director on our Board since February 2011 and a director of Parent since December 2010. Mr. Kivisto is currently a Principal at AVALT which he joined in September 2015 as one of the founding members of the firm. At AVALT, Mr. Kivisto is responsible for the firm’s investment activity. Prior to joining AVALT, Mr. Kivisto worked at C&S Wholesale Grocers for one year where he was responsible for the company’s merger and acquisition and capital market related activities. Prior to joining C&S, Mr. Kivisto worked at Bain Capital for over seven years where he was an investment principal. Prior to joining Bain Capital, Mr. Kivisto worked at Bain & Company for six years where he advised clients on corporate strategy and operations improvement. Mr. Kivisto received an MBA from The Wharton School at the University of Pennsylvania where he was a Palmer Scholar and Ford Scholar for having the highest overall academic standing. Marko also received a B.S. degree in Chemical Engineering from Queen’s University where he graduated as the University Gold Medalist for the highest overall academic standing. Mr. Kivisto also serves as a director of Dig Inn Restaurant Group.

Lewis Klessel has been a director on our Board and a director of Parent since June 2014. Mr. Klessel currently serves as a managing director at Bain Capital. Prior to becoming a managing director in December 2011, Mr. Klessel served in various capacities, most recently as an operating partner at Bain Capital from December 2007 to December 2011. Prior to joining Bain Capital in October 2005, Mr. Klessel held a variety of operating and strategy leadership positions from 1997 to 2005 at The Home Depot, Inc., including as President of HD Supply’s Facilities Maintenance business, Divisional Merchandise Manager and head of Home Depot’s Strategic Business Development function. Prior to 1997, Mr. Klessel was a strategy consultant with McKinsey & Company and a senior auditor with Ernst & Young. Mr. Klessel received an MBA from Harvard Business School where he was a Baker Scholar. He received a B.S. degree from The Wharton School at the University of Pennsylvania and is a Certified Public Accountant. Mr. Klessel is currently on the Board of Directors for Bob’s discount Furniture, Guitar Center and The Michaels Companies, Inc.

Mark Weikel has been a director on our Board and a director of Parent since November 2014. Mr. Weikel has served as a Senior Business Advisor at Luxottica Group SpA from April 2014 to December 2014. Mr. Weikel was President and Chief Executive Officer of Retail Optical North America at Luxottica Group SpA from January 2013 to March 2014. Mr. Weikel served as President and General Manager of Lenscrafters at Luxottica Group SpA from January 2011 until January 2013. He served as Senior Vice President and General Manager of Sunglass Hut North America at Luxottica Group SpA from February 2010 until January 2011. Mr. Weikel provided oversight and leadership to the finance, planning and allocation, business planning and operations, sourcing and production, human resources, brand marketing, visual merchandising, product/merchandising and stores functions in his roles at Luxottica Group SpA. Mr. Weikel has been a member of the Board of Directors of 2020 On-Site Optometry since December 2015. Mr. Weikel has been a member of the board of directors of Tractor Supply Company since February 2014, and serves on its compensation committee and audit committee. Mr. Weikel has also served on the board of OneSight, a non-profit organization, since 2011. Mr. Weikel graduated with a B.S. degree in accounting from Indiana State University in Evansville, completed the executive program from the University of Michigan at Ann Arbor and is a Certified Public Accountant in the state of Indiana.

CORPORATE GOVERNANCE

Our Board is responsible for governing the Company’s business and affairs. Highlights of the Company’s corporate governance practices are described below.

Board Committees

Currently, our Board has two active standing committees, each of which is required by its charter to consist of no fewer than two directors.

Compensation Committee

Our Board has a separately designated Compensation Committee. The Compensation Committee consists of two members: Messrs. Bekenstein and Hitch.

Under its charter, the Compensation Committee has and may exercise all power and authority of our Board, to the extent permitted by applicable law, with respect to all compensation and equity incentive matters. In furtherance of its powers and authority, the Compensation Committee assists our Board in developing and evaluating potential candidates for executive positions and may, among other things, adopt, administer, amend or terminate compensation plans applicable to any class of employees of the Company or its subsidiaries.

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

Under its charter, the Audit Committee is generally responsible for overseeing the Company’s financial reporting process and assists our Board in fulfilling our Board’s oversight responsibilities with respect to: (i) the integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements; (iii) the qualifications and independence of the Company’s independent registered public accounting firm; and (iv) the performance of the independent registered public accounting firm and of the Company’s internal audit function.

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

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Introduction

In general, this section focuses on, and provides a description of, our executive compensation philosophy and objectives and a discussion of each of the key elements of our compensation programs for the 26-week transition period ended July 30, 2016 (“fiscal 2016”) as they applied to the individuals identified in the Summary Compensation Table, referred to in this report as the “named executive officers.” Our named executive officers for fiscal 2016 were:

•	Mark Breitbard, Chief Executive Officer;

•	Andrew North, Chief Financial Officer;

•	Kimberly Sentovich, Executive Vice President of Stores and Logistics;

•	Elizabeth Schumacher, Executive Vice President, General Manager of Gymboree and Gymboree Outlet; and

•	Peter Sassi, Chief Planning Officer.(1)

(1)	Mr. Sassi’s employment with the Company terminated effective September 9, 2016.

Compensation Discussion and Analysis

General Philosophy and Objectives

During fiscal 2016, the Compensation Committees of the board of directors of each of Gymboree and Parent (together, the “Compensation Committee”) in consultation with the boards of directors and our Chief Executive Officer (other than with respect to his own compensation) were responsible for determining the compensation of our named executive officers, including base salary, cash bonus opportunities and long-term incentive awards. The philosophy of the Compensation Committee was that executive compensation should be used to attract, reward and retain highly-qualified executives in a performance-oriented environment that recognizes individual performance as well as achievement of specific Company goals. Consistent with this philosophy, we tied a significant portion of senior executive compensation during fiscal 2016 to our financial and business performance.

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

In fiscal 2016, we did not benchmark our executive compensation against peer companies. Compensation amounts historically have been highly individualized and discretionary, based largely on the collective experience and judgment of our Compensation Committee members, along with input from our Chief Executive Officer and other executive officers, as appropriate. Approvals by the Compensation Committee are therefore predominantly based on the experience of the members of the Compensation Committee and alignment with our overall strategic direction and goals.

In addition, our review of compensation generally relies on both quantitative and qualitative indicators of individual and Company performance in determining total compensation, including the achievement of pre-established earnings targets and other performance metrics, succession planning and retention.

Components of Executive Compensation

During fiscal 2016, we compensated our named executive officers principally through a combination of base salary, cash bonus opportunities and long-term incentive awards. While our named executive officers participated in a cash bonus program during fiscal 2016, the performance period for that program remains aligned with our prior fiscal year and therefore no amounts could be earned or paid under that program during the shortened fiscal year that ended on July 30, 2016. We believe that offering executive officers a total compensation package that includes a significant portion of at-risk, performance-based awards aligns the interests of the officers with those of our stockholders.

Base Salaries

The first key component of executive compensation is base salary. The amount of base salary paid to each of our named executive officers for fiscal 2016 is set forth in the “Summary Compensation Table” below.

The amount of the base salary we paid to each of our named executive officers in fiscal 2016 was initially determined by the terms of an employment agreement or offer letter between us and the named executive officer, and has been subsequently increased. These employment contracts were negotiated with each named executive officer at the time he or she joined the Company. The Compensation Committee determined the level of each named executive officer’s base salary by relying on the experience of its members in setting compensation with other executives with similar roles at other portfolio companies of our sponsor with which they are involved and based on the outcome of negotiations with the named executive officers. Effective May 2, 2016, the annual base salary for each of Mr. Breitbart, Mr. North and Ms. Sentovich was increased by approximately 2% (to $867,000, $410,000 and $440,000, respectively), commensurate with guidelines that applied to our employees generally as part of our annual performance review process. Because Ms. Schumacher’s annual base salary had been increased in late fiscal 2015, her annual base salary remained unchanged in fiscal 2016.

Cash Bonuses

The second key component of executive compensation for fiscal 2016 was our cash bonus program. The Gymboree Compensation Committee granted award opportunities to our named executive officers with respect to fiscal 2016 and a portion of fiscal 2017 under The Gymboree Corporation Executive Bonus Plan (the “Executive Bonus Plan”). The Executive Bonus Plan provides financial incentives to executive officers and other members of management who are in a position to drive our financial performance and meet strategic goals. Cash bonus awards under the Executive Bonus Plan are awarded based on certain performance measurements over a performance period that remains aligned to our prior fiscal year. Since fiscal year 2016 is a shortened fiscal year, our named executive officers participated in, and remained incentivized by, their opportunities under the Executive Bonus Plan; however, whether any amounts are earned under the plan for services performed during fiscal 2016 will not be determined until following the end of the performance period under the Executive Bonus Plan, which ends on January 28, 2017.

For the performance year beginning in fiscal 2016, the Compensation Committee selected Adjusted EBITDA targets because it believed that this measure strongly correlates with stockholder value creation and improvement in this measure aligns with our overall growth strategy. We see Adjusted EBITDA as among the most critical of our financial metrics because we believe it captures our success at balancing growth and profitability. Please see “Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) (Non-GAAP Measure)” above for a reconciliation of Adjusted EBITDA to our net income.

The Compensation Committee approved a cash bonus program under the Executive Bonus Plan that would result in cash bonuses being payable in fiscal 2017 at 100% for service during fiscal 2016 and a portion of fiscal 2017, if our target Adjusted EBITDA goal is met and 200% if our maximum Adjusted EBITDA goal is met, with cash bonuses becoming payable if a threshold Adjusted EBITDA goal is met. If our actual Adjusted EBITDA is achieved at a level between the target Adjusted EBITDA goal and the threshold Adjusted EBITDA goal or the maximum Adjusted EBITDA goal, respectively, the amount of cash bonuses payable to our named executive officers could have been adjusted to reflect that level of achievement in accordance with a payout curve approved by the Compensation Committee.

The following table illustrates the cash bonus opportunities to our named executive officers for the performance period from January 31, 2016 through January 28, 2017:

Name	Target payout (% of base salary)	Actual payout (% of base salary)	Actual payout (% of target payout)
Mark Breitbard	100%	—	—
Andrew North	50%	—	—
Kimberly Sentovich	50%	—	—
Elizabeth Schumacher	50%	—	—
Peter Sassi	50%	—	—

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

All of our equity incentive awards are made under the 2010 Plan. Under the 2010 Plan, each award is made with respect to units of Parent common stock (each, a “Unit”), each consisting of 9 shares of Class A Common Stock and 1 share of Class L Common Stock of Parent. In fiscal 2016, we granted 10,000 stock options to Ms. Sentovich and 10,000 stock options to Ms. Schumacher. The Compensation Committee determined the size of the equity awards granted to Mses. Sentovich and Schumacher in fiscal 2016 after considering the Company’s retention needs, and by relying on the experiences of the Compensation Committee’s members in issuing such awards to other executives with similar roles at other portfolio companies of our sponsor with which the members are involved.

Other than the grants described above, there were no grants made to our named executive officers in fiscal 2016, but our named executive officers continued to vest in the stock options awarded to them prior to fiscal 2016.

2013 Gymboree China Phantom Equity Incentive Plan

In fiscal 2013, the Company adopted the Phantom Plan in order to allow participants to share in the growth in Gymboree Hong Kong Limited (“Gymboree HK”). On July 15, 2016 Gymboree HK was sold to Zeavion, which triggered payments under the Phantom Plan. Under the terms of the Phantom Plan, participants had a conditional right to receive a specified interest in the value of a “Pool.” The Pool represented a portion of the cash value received by Bain Fund X, L.P. for its interest in Gymboree HK. Awards to participants were granted in the form of phantom units in the Pool. In accordance with their terms, the phantom units became fully vested and payable in connection with the sale described above. No additional payments under the Phantom Plan will be due in the future. Each of our named executive officers, other than Mr. Sassi, held phantom units that became payable in fiscal 2016 in the amounts reflected in the Summary Compensation Table below.

Other Benefits

Severance Benefits

We believe that reasonable severance benefits support employee retention. We continue to believe that the severance benefits we provide are competitive with those offered by comparable companies.

Each of our named executive officers is entitled to severance benefits under the terms of an employment agreement or The Gymboree Corporation Management Severance Plan (the “Severance Plan”), as described below in “Potential Payments upon Termination of Employment or a Change in Control”). In connection with the termination of his employment, Mr. Sassi received certain severance benefits pursuant to the terms of the Severance Plan, as also described below in “Potential Payments upon Termination of Employment or a Change in Control.”

The only contractual benefits for a named executive officer in the event of a termination of employment and/or a change of control are under the agreements and plans noted above.

Retirement Plans

In fiscal 2016, we maintained a 401(k) plan in which named executive officers were eligible to participate on the same basis as our other U.S.-based employees. Under the matching formula under the 401(k) plan, we match 100% of the first 4% of a participant’s compensation that he or she contributes to the 401(k) plan. We believe that our 401(k) plan serves as an important tool to attract and retain our named executive officers, and that we would be at a competitive disadvantage if we did not offer a retirement plan.

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

Advisory Vote on Executive Compensation

The Company is not subject to the “say on pay” rules under Section 14A of the Securities Exchange Act of 1934 and therefore the Company’s stockholders are not currently required to vote on the Company’s executive compensation.

Executive Compensation Tables

The following table sets forth information regarding compensation for each of our named executive officers for the 26 weeks ended July 30, 2016, which we refer to below as “fiscal 2016,” and fiscal years 2015, 2014, and 2013 (to the extent applicable). All numbers are rounded to the nearest dollar.

SUMMARY COMPENSATION TABLE FOR FISCAL YEARS 2016, 2015, 2014, AND 2013

Non-Equity
					Stock		Option		Incentive Plan		All Other
	Fiscal	Salary	Bonus		Awards		Awards		Compensation		Compensation	Total
Name and Principal Position	Year	($) (1)	($) (2)		($) (3)		($) (4)		($) (5)		($) (6)	($)
Mark Breitbard Chief Executive Officer	2016 2015 2014 2013	$429,250 850,000 850,000 850,000	$	— — — —	$	— — — 1,000,035	$	— 470,932 367,683 6,225,380	$	— 510,000 — —	$1,023,977 15,436 27,974 42,481	$1,453,227 1,846,368 1,245,657 8,117,896

Andrew North Chief Financial Officer	2016 2015 2014	$202,500 400,000 84,615	$	— — —	$	— — —	$	— 87,263 220,855	$	— 120,000 —	$209,857 2,647 100,718	$412,357 609,910 406,188

Kimberly Sentovich Executive Vice President of Stores and Logistics	2016 2015	$217,750 323,250	$	— —	$	— —		$60,717 244,372	$	— 96,975	$92,887 1,658	$371,354 666,255

Elizabeth Schumacher Executive Vice President, General Manager, Gymboree and Gymboree Outlet	2016 2015	$210,000 309,230	$	— 150,000	$	— —		$60,717 183,279	$	— 94,500	$71,944 2,884	$342,661 739,893

Peter Sassi Chief Planning Officer	2016 2015	$210,000 105,000	$	— —	$	— —	$	— 183,303	$	— 31,500	$1,615 —	$211,615 319,803

(1)	Reflects the dollar amount of base salary paid in the fiscal year, including any salary increases effective during the year.
(2)	The amount shown for fiscal 2015 reflects Ms. Schumacher’s signing bonus ($150,000) paid to her in connection with her hiring.
(3)

Reflects the aggregate grant date fair value of restricted Units granted under our 2010 Plan, as determined under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 718, Stock Compensation, which is referred to as “FASB ASC Topic 718,” rather than an amount paid to or realized by the named executive officer. The fair value of restricted Units at the grant date is equal to the number of restricted Units granted multiplied by the fair market value of a Unit on the date of grant (excluding the effect of estimated forfeitures based on service-based vesting conditions).

(4)

Except as noted below, reflects the aggregate grant date fair value of stock options granted under our 2010 Plan computed in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer. The fair value of stock options is calculated based on the Black-Scholes option valuation model: (i) with respect to fiscal 2016, using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in this transition report, (ii) with respect to fiscal 2015, using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on April 27, 2016; (iii) with respect to fiscal 2014, using the assumptions disclosed in Note 11 to the Company’s audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on April 30, 2015; and (iv) with respect to fiscal 2013, using the assumptions disclosed in Note 12 to the Company’s audited financial statements included in the Company’s annual report on Form 10-K filed with the SEC on May 2, 2014. The fair values in this column exclude the effect of estimated forfeitures. Amounts shown for fiscal 2015 with respect to Messrs. Breitbard and North reflect the incremental fair value of the modification of the stock options granted to the named executive officer computed in accordance with FASB ASC Topic 718, as described above under “Compensation Discussion and Analysis – Components of Executive Compensation – Equity Compensation – 2010 Equity Incentive Plan.” Amounts shown for fiscal 2014 with respect to Mr. Breitbard reflects the incremental fair value of the replacement stock options granted to him over the options tendered in the option exchange program noted above under “Compensation Discussion and Analysis – Components of Executive Compensation – Equity Compensation – 2010 Equity Incentive Plan.”

(5)

The current performance period under the Executive Bonus Plan began on January 31, 2016 and ends on January 28, 2017 and therefore no amounts were earned or paid to our named executive officers under the plan in fiscal 2016.

(6)	The “All Other Compensation” column for fiscal 2016 with respect to each of our named executive officers reflects payment of the following amounts:

Name	401(k) Company Match Contributions ($)	Payment Under Phantom Plan ($)
Mark Breitbard	$7,331	$1,016,646
Andrew North	—	209,857
Kimberly Sentovich	8,942	83,945
Elizabeth Schumacher	8,985	62,959
Peter Sassi	1,615	—

GRANTS OF PLAN-BASED AWARDS FOR FISCAL 2016

The following table provides information regarding grants of plan-based awards for each of our named executive officers for fiscal 2016:

		Potential Payouts Under Non-Equity Incentive Plan Awards
	Grant	Threshold	Target	Maximum	All Other Option Awards: Number of Securities Underlying Options	Exercise Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date	($) (1)	($) (1)	($) (1)	(#)	($/Unit)	($)
Mark Breitbard
Executive Bonus Plan		$—	$862,750	$1,725,500
2010 EIP	—				—	—	—

Andrew North
Executive Bonus Plan		$—	$203,750	$407,500
2010 EIP	—				—	—	—

Kimberly Sentovich
Executive Bonus Plan		$—	$218,875	$437,750
2010 EIP	05/06/2016				10,000	$8.50	$60,717	(2)

Elizabeth Schumacher
Executive Bonus Plan		$—	$210,000	$420,000
2010 EIP	05/06/2016				10,000	$8.50	$60,717	(2)

Peter Sassi
Executive Bonus Plan		$—	$—	$—
2010 EIP	—				—	—	—

(1)

Reflects award opportunities for each named executive officer under the Executive Bonus Plan for the performance period that began on January 31, 2016 and that ends on January 28, 2017. Due to his termination of employment on September 9, 2016, Mr. Sassi will not be eligible to earn any bonus under our Executive Bonus Plan for this performance period.

(2)

Reflects the aggregate grant date fair value of stock options granted under our 2010 EIP computed in accordance with FASB ASC Topic 718, rather than an amount paid to or realized by the named executive officer.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Employment Agreement with Mr. Breitbard. The Company and Parent entered into an employment agreement with Mr. Breitbard that became effective on January 14, 2013. The agreement has no specified term and provides Mr. Breitbard with an annual salary of $850,000, which has been subsequently increased as described above in “Compensation Discussion and Analysis – Components of Executive Compensation – Base Salaries,” and an annual cash bonus with a target of 100% and a maximum of 200% of his annual base salary.

The severance and restrictive covenant provisions of Mr. Breitbard’s employment agreement are described below in the “Potential Payments upon Termination or Change of Control.”

Offer Letter with Mr. North. The Company entered into an offer letter with Mr. North on October 16, 2014. The offer letter does not provide for employment for a specified term. The offer letter provides Mr. North with an annual salary of $400,000, which has been subsequently increased as described above in “Compensation Discussion and Analysis – Components of Executive Compensation – Base Salaries,” and an annual cash bonus with a target of 50% of his annual base salary, with a maximum annual cash bonus equal to 100% of his annual base salary.

Under Mr. North’s offer letter, he agreed to become subject to certain restrictive covenants. He is also entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Ms. Sentovich. The Company entered into an offer letter with Ms. Sentovich dated March 25, 2015. The offer letter does not provide for employment for a specified term. The offer letter provides Ms. Sentovich with an annual salary of $431,000, which has been subsequently increased as described above in “Compensation Discussion and Analysis – Components of Executive Compensation – Base Salaries,” and an annual cash bonus with a target of 40% of her annual base salary, with a maximum annual cash bonus equal to 80% of her annual base salary, pro-rated based on her time in her position. Ms. Sentovich’s cash bonus target rate was subsequently increased from 40% to 50% of her annual base salary and a maximum annual cash bonus opportunity equal to 100% of her annual base salary.

Under Ms. Sentovich’s offer letter, she is also entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Ms. Schumacher. The Company entered into an offer letter with Ms. Schumacher dated March 27, 2015. The offer letter does not provide for employment for a specified term. The offer letter provides Ms. Schumacher with an annual salary of $400,000 and an annual cash bonus with a target of 40% of her annual base salary, with a maximum annual cash bonus equal to 80% of her annual base salary, pro-rated based on her time in her position. Ms. Schumacher’s annual salary was subsequently increased as described above in “Compensation Discussion and Analysis – Components of Executive Compensation – Base Salaries.” In addition, her cash bonus target rate was increased from 40% to 50% of her annual base salary with a maximum annual cash bonus opportunity equal to 100% of her annual base salary.

Under Ms. Schumacher’s offer letter, she is also entitled to participate in the Severance Plan. See “Potential Payments upon Termination or Change of Control” below.

Offer Letter with Mr. Sassi. The Company entered into an offer letter with Mr. Sassi dated October 18, 2015. The offer letter did not provide for employment for a specified term. The offer letter provided Mr. Sassi with an annual salary of $420,000, which was subsequently increased as described above in “Compensation Discussion and Analysis – Components of Executive Compensation – Base Salaries,” and an annual cash bonus with a target of 50% of his annual base salary, with a maximum annual cash bonus equal to 100% of his annual base salary, pro-rated based on his time in his position.

Mr. Sassi received severance payments under the Severance Plan in connection with his termination, which was effective September 9, 2016. See “Potential Payments upon Termination or Change of Control” below.

OUTSTANDING EQUITY AWARDS AT 2016 FISCAL YEAR-END

The following table provides information regarding the number of Units underlying outstanding equity awards for each named executive officer as of the end of fiscal 2016:

	Option Awards (1)
Name	Number of Units Underlying Unexercised Options (#) Exercisable	Number of Units Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date (3)
Mark Breitbard	72,000	128,000	$8.50	12/12/2024
	4,000	16,000	$8.50	6/17/2025
Andrew North	10,000	40,000	$8.50	12/9/2024
Kimberly Sentovich	8,000	32,000	$8.50	6/17/2025
	—	10,000	$8.50	5/6/2026
Elizabeth Schumacher	6,000	24,000	$8.50	6/17/2025
	—	10,000	$8.50	5/6/2026
Peter Sassi	—	30,000	$8.50	11/13/2025

(1)	All stock options referenced in this table were granted under the 2010 Plan.
(2)	The exercise price per Unit of each stock option is equal to or greater than the fair market value of a Unit on the grant date.
(3)	All options have a maximum 10-year term.

OPTION EXERCISES AND STOCK VESTED DURING FISCAL 2016

None of our named executive officers exercised any stock options during fiscal 2016 or became vested in any stock awards during fiscal 2016.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE OF CONTROL

The potential payments upon termination of employment or change of control that we would owe to each of our named executive officers are described below and are quantified in the table included further below. The terms “cause,” “good reason,” “disability,” and “change of control” have the meanings set forth in the applicable plans or agreements.

Severance and Restrictive Covenants.

Employment Agreement with Mr. Breitbard. Pursuant to Mr. Breitbard’s employment agreement, in the event that Mr. Breitbard’s employment is terminated by the Company without cause or if he resigns for good reason, he will be entitled to receive severance in an aggregate amount equal to the sum of 1.5 times his annual base salary payable in equal installments over 18 months, a pro-rated annual bonus for the year of termination based on actual performance (not to exceed 100% of his target annual bonus) and the annual bonuses Mr. Breitbard would have been entitled to receive based on actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus will be based on target). If Mr. Breitbard’s employment is terminated by the Company without cause, or due to his death or disability, or if he resigns for good reason, a pro-rated portion of his unvested options will become vested. Under the terms of his agreement, Mr. Breitbard is obligated not to solicit Company employees during and for 18 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment. Mr. Breitbard’s right to the severance and accelerated vesting of his equity incentive awards in the event of his termination of employment without cause by the Company or his resignation for good reason are contingent upon him executing and not revoking an effective release of claims, not violating the non-solicitation provision that applies to him, and not materially violating the confidentiality provisions that apply to him.

If Mr. Breitbard’s employment is terminated due to death or disability, he will be entitled to receive a pro-rated annual bonus for the year of termination based on actual performance.

All bonus-related amounts are payable at the same time such amounts are paid under the Executive Bonus Plan.

Offer Letters with Mr. North, Ms. Sentovich, Ms. Schumacher and Mr. Sassi. Under the offer letters with Mr. North, Ms. Sentovich, Ms. Schumacher, and Mr. Sassi, the named executive officer is (or, in the case of Mr. Sassi, was) entitled to participate in the Severance Plan, which is described below. In addition, Mr. North is obligated not to solicit Company employees during and for 12 months following the termination of his employment with the Company and not to disclose confidential and proprietary information during and following his employment.

Severance Plan. Under the Severance Plan, each of Mr. North, Ms. Sentovich, and Ms. Schumacher is entitled to receive a severance benefit equal to 100% of his or her base salary (payable as salary continuation) in the event of a termination of his or her employment by the Company without cause or by the executive for good reason, as well as, provided that he or she timely elects COBRA coverage, continued Company-paid health and certain other insurance benefits for 12 months following such termination. Each named executive officer’s right to payment under the Severance Plan is contingent upon the executive signing and not revoking an effective release of claims and not violating the restrictive covenants that apply to him or her. The Severance Plan will remain in effect indefinitely, although it may be terminated at any time at the discretion of our Board or an authorized committee thereof.

Mr. Sassi received severance benefits under the Severance Plan in connection with his termination of employment with the Company on September 9, 2016.

Effect of Change in Control on Stock Options. All stock options held by our named executive officers would vest in full upon the occurrence of a change of control of Parent.

Potential Payments Table. Amounts payable in connection with a termination of employment or a change of control shown in the table below assume a qualifying termination of employment on July 30, 2016, the last business day of fiscal 2016. Because the fair market value of a Unit did not exceed the exercise price of any of outstanding stock options held by named executive officers as of July 30, 2016, our named executive officers would receive no current benefit on account of such acceleration and therefore no amounts are shown in the table below in respect of the value of accelerated stock options. Amounts shown in the table also do not include (i) accrued but unpaid salary or (ii) other benefits earned or accrued by the named executive officer during his or her employment that are available to all salaried employees and that do not discriminate in scope, terms or operations in favor of executive officers.

Name	Benefit	Termination of Employment without Cause or for Good Reason without Change of Control	Termination of Employment without Cause or for Good Reason on date of Change of Control
Mark Breitbard	Severance (1)	$2,588,250	$2,588,250
	Benefits continuation (2)	25,714	25,714

Andrew North	Severance (1)	407,500	407,500
	Benefits continuation (2)	13,563	13,563

Kimberly Sentovich	Severance (1)	437,750	437,750
	Benefits continuation (2)	8,683	8,683

Elizabeth Schumacher	Severance (1)	420,000	420,000
	Benefits continuation (2)	12,272	12,272

Peter Sassi	Severance (1) (3)	420,000	—
	Benefits continuation (2)	17,012	—

(1)

Amounts of severance shown above assume, in each case, an involuntary termination of employment by the Company without cause or by the executive for good reason that would entitle the executive to benefits under his or her employment agreement or the Severance Plan, as applicable. Severance amounts consist of (i) 300% of Mr. Breitbard’s current annual base salary (equal to 1.5 times his current annual base salary and the annual bonus he would have received had he remained employed with the Company for an 18-month period following the date of termination, assuming performance at target), payable under his employment agreement, and (ii) 100% of annual base salary for Mr. North, Ms. Sentovich, Ms. Schumacher and Mr. Sassi payable under the Severance Plan. In the event of a qualifying termination of Mr. Breitbard’s employment, the bonus portion of his severance would be based on the Company’s actual performance had he remained employed for the 18-month period following the termination of his employment (unless such termination occurs within 90 days prior to or 18 months following a change of control of Parent, in which case the bonus portion of his severance would be based on target).

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

(3)	Mr. Sassi’s employment with the Company terminated on September 9, 2016. Amounts shown in the table above reflect the total amount expected to be paid to Mr. Sassi in connection that termination.

2016 DIRECTOR COMPENSATION

The following table shows information regarding the compensation earned by the non-employee directors who served on the board of directors of Parent during fiscal 2016. The compensation received by our Chief Executive Officer as an employee during fiscal 2016 is included in the “Summary Compensation Table” above; he did not receive any additional compensation for his service on the board of directors of Parent. Only non-employee directors not affiliated with our sponsor receive compensation for their service on the board of directors of Parent. None of the members of the Board of Directors of the Company receives separate compensation for such service.

Name	Fees Earned or Paid in Cash
Joshua Bekenstein	$—
Maxine Clark	30,000
Jordan Hitch	—
Marko Kivisto	—
Lewis Klessel	—
Mark Weikel	35,000

Under letter agreements with Parent, Ms. Clark and Mr. Weikel are each entitled to receive an annual retainer fee of $60,000, and as of the end of fiscal 2016 each held 12,500 options to acquire Units. These options vest in equal installments on each of the first five anniversaries of the grant date, subject to the director’s continued service on Parent’s board of directors through the applicable vesting date and were 20% vested as of the end of fiscal 2016. Under his letter agreement with Parent, Mr. Weikel is also entitled to $10,000 each year in respect of his service on the Audit Committee of Parent’s board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on that review and those discussions, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this report. This report is provided by the following two members, who constitute the Compensation Committee:

The foregoing has been furnished by the Compensation Committee.

Jordan Hitch

Joshua Bekenstein

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

PRINCIPAL STOCKHOLDERS

Gymboree Holding, Ltd., a Cayman Islands exempted company, controls us through its ownership of Gymboree Investment Holdings, LLC, a Delaware limited liability company which holds approximately 99% of the outstanding common stock of Parent as of September 30, 2016. Parent in turn indirectly owns 100% of our outstanding equity interests. The following table sets forth information with respect to the ownership of both Gymboree Holding, Ltd. and Parent as of September 30, 2016 for (a) each person known by us to own beneficially more than a 5% equity interest in Gymboree Holding, Ltd. and Parent, (b) each member of our board of directors (some of whom are also members of the board of directors of Gymboree Holding, Ltd. and the board of directors of Parent), (c) each of our named executive officers, and (d) all of our, Gymboree Holding, Ltd. and Parent executive officers and directors as a group. The beneficial ownership percentages reflected in the table below are based on 103,724,838 Class A Common Shares, 11,524,982 Class L Common Shares and 1,209,796 Class C Common Shares of Gymboree Holding, Ltd. (referred to collectively in this report as “Holding Common Shares”) and 104,916,690 Class A Common Shares, 11,657,410 Class L Common Shares of Parent (referred to collectively in this report as “Parent Common Shares”), in each case outstanding as of September 30, 2016.

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

	Gymboree Holding, Ltd.					Giraffe Holding, Inc.
Name	Class A Common Shares	Class L Common Shares	Class C Common Shares	Percentage Ownership		Class A Common Shares		Class L Common Shares		Percentage Ownership

Gymboree Investment Holdings, LLC	—	—	—		*	104,600,007		11,622,223		99.70%
Bain Stockholders (1)	99,869,238	11,096,582	1,164,823	96.28%		—		—		—
Mark Breitbard	—	—	—	—		884,007	(3)	98,223	(3)		*
Andew North	—	—	—	—		180,000	(4)	20,000	(4)		*
Kimberly Sentovich	—	—	—	—		72,000	(5)	8,000	(5)		*
Elizabeth Schumacher	—	—	—	—		54,000	(6)	6,000	(6)		*
Peter Sassi	—	—	—	—		—		—		—
Joshua Bekenstein (2)	—	—	—	—		—		—		—
Maxine Clark	—	—	—	—		45,000	(7)	5,000	(7)		*
Jordan Hitch (2)	—	—	—	—		—		—		—
Marko Kivisto	—	—	—	—		—		—		—
Lewis Klessel (2)	—	—	—	—		—		—		—
Mark Weikel	—	—	—	—		45,000	(8)	5,000	(8)		*
All executive officers and directors as a group (11 people)	—	—	—	—		1,280,007		142,223		1.21%

*	Less than one percent

(1)

Represents 99,162,829.28 shares of Class A of Holding Common Shares, 11,018,092.14 shares of Class L of Holding Common Shares and 1,153,495 shares of Class C of Holding Common Shares held by Bain Capital Fund X, L.P., a Cayman Islands exempted limited partnership (“Bain Capital Fund X”), 383,045.51 shares of Class A of Holding Common Shares, 42,560.61 shares of Class L of Holding Common Shares and 7,556 shares of Class C of Holding Common Shares held by BCIP Associates IV (US), L.P., a Cayman Islands limited partnership (“BCIP IV”), 190,136.39 shares of Class A of Holding Common Shares, 21,126.27 shares of Class L of Holding Common Shares and 2,218 shares of Class C of Holding Common Shares held by BCIP T Associates IV (US), L.P. a Cayman Islands limited partnership (“BCIP T IV”), 115,692.14 shares of Class A of Holding Common Stock, 12,854.68 shares of Class L of Holding Common Shares and 1,349 shares of Class C of Holding Common Shares held by BCIP Associates IV-B (US), L.P., a Cayman Islands exempted limited partnership (“BCIP IV-B”), and 17,534.68 shares of Class A of Holding Common Shares, 1,948.30 shares of Class L of Holding Common Shares and 205 shares of Class C of Holding Common Shares held by BCIP T Associates IV-B (US), L.P., a Cayman Islands limited partnership (“BCIP T IV-B” and, together with Bain Capital Fund X, BCIP IV, BCIP T IV and BCIP IV-B, the “Bain Stockholders”). The governance, investment strategy and decision-making process with respect to investments held by all of the Bain Stockholders is directed by the Global Private Equity Board (“GPEB”) of Bain Capital Investors, LLC (“BCI”). By virtue of the relationships described in this footnote, BCI may be deemed to share beneficial ownership of the shares held by each of the Bain Stockholders. The business address of each of the Bain Stockholders is c/o Bain Capital Private Equity, LP, John Hancock Tower, 200 Clarendon Street, Boston, Massachusetts 02116.

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

(3)

Includes 76,000 options exercisable within 60 days of September 30, 2016 for Parent Common Shares and 22,223 Parent Common Shares. Each Parent Common Share is comprised of 9 shares of Class A common stock of Parent and 1 share of Class L of common stock of Parent.

(4)	Includes 20,000 options exercisable within 60 days of September 30, 2016.
(5)	Includes 8,000 options exercisable within 60 days of September 30, 2016.
(6)	Includes 6,000 options exercisable within 60 days of September 30, 2016.
(7)	Includes 5,000 options exercisable within 60 days of September 30, 2016.
(8)	Includes 5,000 options exercisable within 60 days of September 30, 2016.

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

Management Agreement

On October 23, 2010, Acquisition Sub and Parent entered into a management agreement with Bain Capital Private Equity, LP (formerly Bain Capital Partners, LCC) (“Bain Capital”), pursuant to which Bain Capital agreed to provide certain management services to Acquisition Sub and Parent until December 31, 2020 (unless terminated earlier), with evergreen one-year extensions thereafter. We have assumed the obligations of Acquisition Sub under this agreement by operation of law as a result of the Transaction. In April 2012, Parent, Bain Capital and the Company entered into a first amended and restated management agreement. Pursuant to such agreement (as amended and restated), Bain Capital is entitled to receive an aggregate annual management fee equal to $3.0 million, which fee will be reduced by $270,000 until such time as Bain Capital notifies the Company in writing, and management reimbursement for out-of-pocket expenses incurred by it or its affiliates in connection with the provision of services pursuant to the agreement or otherwise related to its investment.

The management agreement provides that Bain Capital is entitled to receive fees in connection with certain subsequent financing, acquisition, disposition and change of control transactions of 1% of the gross transaction value of any such transaction. As described in Note 2 above, the Company sold Gymboree Play & Music on July 15, 2016. As a result of such transaction, we recognized an additional management fee of approximately $1.3 million during the 26 weeks ended July 30, 2016.

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

We incurred approximately $2.8 million, $3.1 million, $3.1 million, and $3.6 million in management fees and reimbursement of out-of-pocket expenses to Bain Capital during the 26 weeks ended July 30, 2016 and fiscal 2015, 2014, and 2013, respectively.

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

Franchise Agreements

The Company had a ten-year Retail Store Franchise Agreement with Gymboree China to develop, own and operate Gymboree branded retail stores and website(s) to market and sell Gymboree branded products in the People’s Republic of China Territory under the Gymboree license and trademarks. This agreement was terminated as a result of the sale of Gymboree China to Zeavion on July 15, 2016.

Other Transactions

During the 26 weeks ended July 30, 2016, we purchased services from a company owned by funds associated with Bain Capital for $0.9 million.

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

Item 14. Principal Accounting Fees and Services

Independent Registered Public Accounting Firm Fees and Services

The fees from Deloitte & Touche LLP for the indicated services performed for the 26 weeks ended July 30, 2016 and fiscal 2015 and fiscal 2014 were as follows:

	26 Weeks Ended July 30, 2016	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$1,244,500	$1,619,824	$1,750,985
Audit-Related Fees (2)	—	5,500	4,500
Tax Fees (3)	35,298	244,662	366,214
All Other Fees (4)	2,500	2,500	2,500

	$1,282,298	$1,872,486	$2,124,199

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(A)(1) Financial Statements

The following documents are filed as a part of this Transition Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Operations for the 26 weeks ended July 30, 2016 and the years ended January 30, 2016, January 31, 2015, and February 1, 2014

Consolidated Statements of Comprehensive Income (Loss) for the 26 weeks ended July 30, 2016 and the years ended January 30, 2016, January 31, 2015, and February 1, 2014

Consolidated Balance Sheets as of July 30, 2016, January 30, 2016 and January 31, 2015

Consolidated Statements of Cash Flows for the 26 weeks ended July 30, 2016 and the years ended January 30, 2016, January 31, 2015, and February 1, 2014

Consolidated Statements of Stockholders’ (Deficit) Equity for the 26 weeks ended July 30, 2016 and years ended January 30, 2016, January 31, 2015, and February 1, 2014

Notes to Consolidated Financial Statements

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

10.6

Amendment to Amended and Restated Credit Agreement, dated June 28, 2016, among The Gymboree Corporation, Giraffe Intermediate B, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent. (12)

10.7

Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (5)

10.8

First Amendment, dated September 24, 2015, to the Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (6)

10.9

Second Amendment to Amended and Restated Credit Agreement, dated April 22, 2016, among The Gymboree Corporation, Giraffe Intermediate B, Inc., the other Borrowers party thereto, the other Facility Guarantors party thereto, the Lenders party thereto, Bank of America N.A., as administrative and collateral agent, and Pathlight Capital LLC, as ABL term loan agent. (11)

10.10

Third Amendment to Amended and Restated Credit Agreement, dated June 28, 2016, among The Gymboree Corporation, Giraffe Intermediate B, Inc., the subsidiaries of The Gymboree Corporation party thereto and Bank of America N.A., as administrative agent. (13)

10.11

Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Private Equity LP (formerly Bain Capital Partners, LLC). (7)

10.12

Amended & Restated Stockholders Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (7)

10.13

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (7)

10.14*	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan. (8)

10.15*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (9)

10.16*	Form of Award Agreement under The Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (10)

10.17	Offer Letter, dated as of March 25, 2015, by and between The Gymboree Corporation and Kimberly Sentovich. (14)

10.18	Offer Letter, dated as of March 27, 2015, by and between The Gymboree Corporation and Elizabeth Schumacher. (15)

10.19	Offer Letter, dated as of October 18, 2015, by and between The Gymboree Corporation and Peter Sassi. (16)

10.20	Offer Letter, dated as of October 16, 2014, by and between The Gymboree Corporation and Andrew North. (17)

10.21	Employment Agreement, dated as of December 14, 2012, by and between The Gymboree Corporation, Giraffe Holding Inc. and Mark Breitbard. (18)

21.1	Subsidiaries of The Gymboree Corporation.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Transition Report on Form 10-K for the 26 weeks ended July 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.
(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on March 24, 2015.
(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on September 28, 2015.
(7)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(8)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(9)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015 filed with the SEC on December 14, 2015.
(11)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016 filed with the SEC on June 14, 2016.
(12)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on June 28, 2016.
(13)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on June 28, 2016.
(14)	Incorporated by reference to Exhibit 10.14 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on April 28, 2016.
(15)	Incorporated by reference to Exhibit 10.15 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on April 28, 2016.
(16)	Incorporated by reference to Exhibit 10.16 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on April 28, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on January 8, 2013.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

October 28, 2016	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

THE GYMBOREE CORPORATION

October 28, 2016	By:	/s/ Andrew North
(Date)		Andrew North
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Mark Breitbard	Chief Executive Officer	October 28, 2016
Mark Breitbard	(Principal Executive Officer)

/s/ Andrew North	Chief Financial Officer	October 28, 2016
Andrew North	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joshua Bekenstein	Director	October 28, 2016
Joshua Bekenstein

/s/ Maxine Clark	Director	October 28, 2016
Maxine Clark

/s/ Jordan Hitch	Director	October 28, 2016
Jordan Hitch

/s/ Marko Kivisto	Director	October 28, 2016
Marko Kivisto

/s/ Lewis Klessel	Director	October 28, 2016
Lewis Klessel

/s/ Mark Weikel	Director	October 28, 2016
Mark Weikel

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of The Gymboree Corporation. (1)

3.2	Second Amended and Restated Bylaws of The Gymboree Corporation. (1)

4.1	Indenture, dated as of November 23, 2010, among Giraffe Acquisition Corporation as Issuer, the Guarantors from time to time party thereto and Deutsche Bank Trust Company Americas, as trustee. (2)

4.1.1	Supplemental Indenture, dated as of November 23, 2010, among The Gymboree Corporation, the Guarantors named therein and Deutsche Bank Trust Company Americas, as trustee. (2)

4.2	Form of Global Exchange Note (included in Exhibit 4.1). (2)

10.1*	The Gymboree Corporation Executive Bonus Plan. (2)

10.2	Form of Indemnification Agreement. (3)

10.3	Sublease Agreement for 500 Howard Street, San Francisco, CA. (4)

10.4

Refinancing Amendment, Agreement and Joinder with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011 in respect of the Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of November 23, 2010. (2)

10.5	Amended and Restated Credit Agreement with Credit Suisse AG, Cayman Islands Branch dated as of February 11, 2011. (2)

10.6

Amendment to Amended and Restated Credit Agreement, dated June 28, 2016, among The Gymboree Corporation, Giraffe Intermediate B, Inc. and Credit Suisse AG, Cayman Islands Branch, as administrative agent. (12)

10.7

Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (5)

10.8

First Amendment, dated September 24, 2015, to the Amended and Restated Credit Agreement, dated as of March 30, 2012, by and among The Gymboree Corporation, the other borrowers from time to time party thereto, Giraffe Intermediate B, Inc., the other facility guarantors from time to time party thereto, the lenders from time to time party thereto and Bank of America, N.A., as administrative agent and collateral agent for such lenders. (6)

10.9

Second Amendment to Amended and Restated Credit Agreement, dated April 22, 2016, among The Gymboree Corporation, Giraffe Intermediate B, Inc., the other Borrowers party thereto, the other Facility Guarantors party thereto, the Lenders party thereto, Bank of America N.A., as administrative and collateral agent, and Pathlight Capital LLC, as ABL term loan agent. (11)

10.10

Third Amendment to Amended and Restated Credit Agreement, dated June 28, 2016, among The Gymboree Corporation, Giraffe Intermediate B, Inc., the subsidiaries of The Gymboree Corporation party thereto and Bank of America N.A., as administrative agent. (13)

10.11

Amended & Restated Management Agreement, dated as of April 23, 2012, by and among Giraffe Holding, Inc., The Gymboree Corporation, and Bain Capital Private Equity LP (formerly Bain Capital Partners, LLC). (7)

10.12

Amended & Restated Stockholders Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and the Investors, Other Investors and Managers named therein. (7)

10.13

Amended & Restated Registration and Participation Rights Agreement dated as of December 23, 2011, by and among Giraffe Holding, Inc., Giraffe Intermediate A, Inc., Giraffe Intermediate B, Inc., The Gymboree Corporation and certain stockholders of Giraffe Holding, Inc. party thereto. (7)

10.14*	The Gymboree Corporation 2013 China Phantom Equity Incentive Plan. (8)

10.15*	Form of Award Agreement under the Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (9)

10.16*	Form of Award Agreement under The Gymboree Corporation 2013 Gymboree China Phantom Equity Incentive Plan. (10)

10.17	Offer Letter, dated as of March 25, 2015, by and between The Gymboree Corporation and Kimberly Sentovich. (14)

10.18	Offer Letter, dated as of March 27, 2015, by and between The Gymboree Corporation and Elizabeth Schumacher. (15)

10.19	Offer Letter, dated as of October 18, 2015, by and between The Gymboree Corporation and Peter Sassi. (16)

10.20	Offer Letter, dated as of October 16, 2014, by and between The Gymboree Corporation and Andrew North. (17)

10.21	Employment Agreement, dated as of December 14, 2012, by and between The Gymboree Corporation, Giraffe Holding Inc. and Mark Breitbard. (18)

21.1	Subsidiaries of The Gymboree Corporation.

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Transition Report on Form 10-K for the 26 weeks ended July 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income (Loss), (iii) Consolidated Balance Sheets, (iv) Consolidated Statements of Stockholders’ (Deficit) Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

(1)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 23, 2010.
(2)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Registration Statement on Form S-4 filed with the SEC on May 16, 2011.
(3)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on March 24, 2015.
(4)	Incorporated by reference to Exhibit 10.57 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended May 1, 2004 filed with the SEC on June 9, 2004.
(5)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on April 5, 2012.
(6)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on September 28, 2015.
(7)	Incorporated by reference to the corresponding exhibits to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on April 26, 2012.
(8)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(9)	Incorporated by reference to Exhibit 10.3 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2013 filed with the SEC on September 16, 2013.
(10)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2015 filed with the SEC on December 14, 2015.
(11)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2016 filed with the SEC on June 14, 2016.
(12)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on June 28, 2016.
(13)	Incorporated by reference to Exhibit 10.2 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on June 28, 2016.
(14)	Incorporated by reference to Exhibit 10.14 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on April 28, 2016.
(15)	Incorporated by reference to Exhibit 10.15 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on April 28, 2016.
(16)	Incorporated by reference to Exhibit 10.16 to The Gymboree Corporation’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on April 28, 2016.
(17)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on November 10, 2014.
(18)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s Current Report on Form 8-K filed with the SEC on January 8, 2013.
*	Indicates management contracts or compensatory plans or arrangements required to be filed as exhibits to this report on Form 10-K.