Form 10-Q
period 2016-10-29
GYMBOREE CORP
filed 2016-12-09
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended October 29, 2016

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

As of December 9, 2016, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended
	October 29, 2016	October 31, 2015
Net sales:
Retail	$276,310	$289,653
Retail Franchise	3,517	5,867

Total net sales	279,827	295,520
Cost of goods sold, including buying and occupancy expenses	(172,822)	(180,613)

Gross profit	107,005	114,907
Selling, general and administrative expenses	(105,154)	(105,027)

Operating income	1,851	9,880
Interest expense	(19,932)	(21,906)
Other income (expense), net	135	(149)

Loss from continuing operations before taxes	(17,946)	(12,175)
Income tax benefit (expense)	7,054	(835)

Loss from continuing operations, net of tax	(10,892)	(13,010)
Income from discontinued operations, net of tax	-	3,358

Net loss	(10,892)	(9,652)
Net income attributable to noncontrolling interest	-	(376)

Net loss attributable to The Gymboree Corporation	$(10,892)	$(10,028)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands)

(Unaudited)

	13 Weeks Ended
	October 29, 2016	October 31, 2015
Net loss	$(10,892)	$(9,652)

Other comprehensive loss (income):
Foreign currency translation adjustments, net of tax	(374)	(242)
Unrealized net gain on cash flow hedges, net of tax	1,094	610

Total other comprehensive income, net of tax	720	368

Comprehensive loss	(10,172)	(9,284)
Comprehensive income attributable to noncontrolling interest	-	(179)

Comprehensive loss attributable to The Gymboree Corporation	$(10,172)	$(9,463)

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	October 29,	July 30,	October 31,
	2016	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$9,720	$12,636	$17,260
Restricted cash	27,524	33,505	-
Accounts receivable, net of allowance of $0, $270 and $100	15,138	12,290	16,782
Merchandise inventories	263,127	232,959	261,550
Prepaid income taxes	2,062	2,046	2,577
Prepaid expenses	5,784	4,917	6,546
Deferred income taxes	-	-	5,941
Current assets of discontinued operations	-	-	18,549

Total current assets	323,355	298,353	329,205
Property and equipment, net	139,316	143,751	163,694
Goodwill	356,781	357,041	357,019
Other intangible assets, net	299,603	300,073	304,146
Restricted cash	68,804	73,566	4,535
Other assets	5,263	5,728	6,611
Other assets of discontinued operations	-	-	57,409

Total assets	$1,193,122	$1,178,512	$1,222,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$130,575	$134,498	$131,020
Accrued and other current liabilities	102,346	111,909	105,106
Line of credit borrowings	80,000	42,000	50,000
Current portion of long-term debt	7,577	5,527	-
Current obligation under capital lease	-	-	591
Current liabilities of discontinued operations	-	-	11,683

Total current liabilities	320,498	293,934	298,400

Long-term liabilities:
Long-term debt, net	970,154	970,902	1,095,760
Long-term sale-leaseback financing liability, net	25,467	25,508	25,610
Long-term obligation under capital lease	-	-	2,402
Lease incentives and other liabilities	42,869	44,167	50,664
Unrecognized tax benefits	6,408	6,475	6,114
Deferred income taxes	110,795	110,799	129,383
Long-term liabilities of discontinued operations	-	-	753

Total liabilities	1,476,191	1,451,785	1,609,086

Commitments and contingencies
Stockholders’ deficit:
Common stock, including additional paid-in capital ($0.001 par value:
1,000 shares authorized, issued and outstanding)	527,378	527,002	525,057
Accumulated deficit	(803,743)	(792,851)	(912,978)
Accumulated other comprehensive loss	(6,704)	(7,424)	(10,418)

Total stockholders’ deficit	(283,069)	(273,273)	(398,339)
Noncontrolling interest	-	-	11,872

Total deficit	(283,069)	(273,273)	(386,467)

Total liabilities and stockholders’ deficit	$1,193,122	$1,178,512	$1,222,619

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	13 Weeks Ended
	October 29, 2016	October 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,892)	$(9,652)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9,394	9,972
Amortization of deferred financing costs and accretion of original issue discount	2,309	2,190
Interest rate cap contracts - adjustment to market	753	1,044
Loss on disposal/impairment of assets	643	531
Deferred income taxes	(137)	(34)
Share-based compensation expense	376	813
Other	-	(358)
Change in assets and liabilities:
Accounts receivable	(2,869)	3,839
Merchandise inventories	(29,950)	(22,632)
Prepaid income taxes	(16)	32
Prepaid expenses and other assets	(643)	12,454
Accounts payable	(3,919)	8,515
Accrued and other current liabilities	(9,661)	18,321
Lease incentives and other liabilities	(914)	593

Net cash (used in) provided by operating activities	(45,526)	25,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(5,495)	(5,070)
Decrease in restricted cash	10,743	3,622
Increase in related party loan receivable	-	(1,741)
Other	-	(7)

Net cash provided by (used in) investing activities	5,248	(3,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	169,000	107,000
Payments on ABL facility	(131,000)	(127,000)
Payments on ABL term loan	(625)	-
Payments for deferred financing costs	-	(1,452)
Payments on capital lease and sale-leaseback financing liability	(54)	(185)

Net cash provided by (used in) financing activities	37,321	(21,637)

Effect of exchange rate fluctuations on cash and cash equivalents	41	(15)

Net (decrease) increase in cash and cash equivalents	(2,916)	780
Cash and cash equivalents, beginning of period	12,636	23,497

Cash and cash equivalents, end of period	9,720	24,277
Less - cash and cash equivalents of discontinued operations, end of period	-	7,017

Cash and cash equivalents of continuing operations, end of period	$9,720	$17,260

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$5,922	$645
Cash paid for interest	$12,441	$11,197

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and our 100%-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. For periods presented prior to the sale of the Gymboree Play & Music business on July 15, 2016, the condensed consolidated financial statements also include Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Informational Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the variable interest entities or “VIEs”) (see Note 3). Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Transition Report on Form 10-K for the 26 weeks ended July 30, 2016 filed with the Securities and Exchange Commission on October 28, 2016.

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented. The results of operations for the 13 weeks ended October 29, 2016 (“first quarter of fiscal 2017”) are not necessarily indicative of the operating results that may be expected for the 52-week period ending July 29, 2017 (“fiscal 2017”) or any future period.

2. Recently Issued Accounting Standards

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

Effective during the first quarter of fiscal 2016, we adopted ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and applied the provisions retrospectively to all prior periods. As a result of this adoption, the unamortized debt issuance costs associated with our long-term debt and long-term sale-leaseback financing liability are presented as an offset against the long-term debt and long-term sale-leaseback financing liability, while the unamortized debt issuance costs associated with our line of credit under our ABL Revolving Facility are included in other assets in the accompanying condensed consolidated balance sheets. Below is a summary of the changes made in the accompanying condensed consolidated balance sheets as of October 31, 2015 (in thousands):

	October 31, 2015
	As Reported	Reclassification	As Restated
ASSETS:
Deferred financing costs	$22,489	$(22,489)	$-
Total assets	$1,241,999	$(19,380)	$1,222,619

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Long-term debt, net	$1,114,288	$(18,528)	$1,095,760
Long-term sale-leaseback financing liability, net	$26,462	$(852)	$25,610
Total liabilities	$1,628,466	$(19,380)	$1,609,086
Total liabilities and stockholders’ deficit	$1,241,999	$(19,380)	$1,222,619

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

ASU No. 2014-09, Revenue from Contracts with Customers clarifies the principles of recognizing revenue and creates common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. The effective date of ASU 2014-09 is for fiscal years and interim periods within those years beginning after December 15, 2017. We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

3. Discontinued Operations

On July 15, 2016, we closed a transaction to sell all of the equity and certain intellectual property attributable to Gymboree Play Programs, Inc. (“Play & Music” or “GPPI”), the Company’s global Play & Music business, to Zeavion Holding Pte. Ltd. (“Zeavion”). Upon closing, the Company received consideration of $128.1 million, approximately $109.9 million of which is restricted under the Term Loan to reduce the Term Loan, fund capital expenditures or pay income taxes associated with the gain on the sale of GPPI. During the 13 weeks ended October 29, 2016, the Company used $10.7 million of restricted cash to fund capital expenditures and pay income taxes associated with the gain on sale of GPPI. As of October 29, 2016, the remaining balance of the restricted cash attributable to the sale of GPPI was $96.3 million.

Concurrent with the July 15, 2016 sale of GPPI, our VIEs, Gymboree Tianjin (master franchisee of Gymboree Play & Music in China) and Gymboree China (operator of Gymboree retail stores in China), indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital, were also sold to Zeavion.

In accordance with ASC 205-20, Presentation - Discontinued Operations, the sale of our global Play & Music business (including GPPI and Gymboree Tianjin) was determined to represent a strategic shift to the Company’s business and therefore, the financial results of GPPI and Gymboree Tianjin as of and for the 13 weeks ended October 31, 2015 have been reported as discontinued operations in the accompanying condensed consolidated financial statements. Due to its insignificance to our consolidated financial statements, Gymboree China has not been reported as discontinued operations. However, pursuant to ASC 810-10, Consolidation, we have deconsolidated Gymboree China’s financial results as of July 15, 2016, the date of sale as we are no longer the primary beneficiary.

Gymboree Play & Music was previously reported under the Gymboree Play & Music reportable segment while Gymboree Tianjin and Gymboree China were previously reported under the VIE reportable segment in our segment footnote disclosure.

Below is the composition of income from discontinued operations during the 13 weeks ended October 31, 2015 (in thousands):

Net sales	$9,921
Cost of goods sold, including occupancy expenses	(2,047)
Selling, general and administrative expenses	(3,539)
Other expense, net	17

Income from discontinued operations, before tax	4,352
Income tax expense	(994)

Income from discontinued operations, net of tax	3,358
Income from discontinued operations attributable to noncontrolling interest	(1,833)

Income from discontinued operations attributable to The Gymboree Corporation	$1,525

Income from discontinued operations, before tax during the 13 weeks ended October 31, 2015 consists of (in thousands):

Income from discontinued operations attributable to The Gymboree Corporation, before tax	$1,641
Income from discontinued operations attributable to noncontrolling interest, before tax	2,711

Total income from discontinued operations, before tax	$4,352

Below is a summary of the assets and liabilities of discontinued operations as of October 31, 2015 (in thousands):

ASSETS:
Cash and cash equivalents	$7,017
Accounts receivable, net	5,705
Merchandise inventories	3,859
Other current assets	1,968

Total current assets of discontinued operations	18,549

Net property and equipment	2,966
Goodwill	16,389
Other intangible assets, net	37,439
Other assets	615

Total other assets of discontinued operations	57,409

Total assets of discontinued operations	$75,958

LIABILITIES:
Accounts payable and accrued liabilities	$11,683
Other long-term liabilities	753

Total liabilities of discontinued operations	$12,436

Below is a summary of cash flows from operating and investing activities attributable to continuing and discontinued operations during the 13 weeks ended October 31, 2015 (in thousands):

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities of continuing operations	$21,481
Net cash provided by operating activities of discontinued operations	4,147

Net cash provided by operating activities	$25,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities of continuing operations	$(1,242)
Net cash used in investing activities of discontinued operations	(1,954)

Net cash used in investing activities	$(3,196)

4. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis include money market funds (Level 1) and forward foreign exchange contracts (Level 2). The fair value of money market funds was $96.6 million and $110.3 million as of October 29, 2016 and July 30, 2016, respectively. We had no money market funds as of October 31, 2015. The fair value of the forward foreign exchange contracts was $69,000 (asset), $123,000 (liability), and $27,000 (liability) as of October 29, 2016, July 30, 2016, and October 31, 2015, respectively.

The carrying value of cash, receivables, line of credit borrowings, and payables approximate their estimated fair values due to the short maturities of these instruments.

We estimate the fair value of our long-term debt using current market yields. These current market yields are considered Level 2 inputs. The estimated fair value of long-term debt is as follows (in thousands):

	October 29, 2016		July 30, 2016		October 31, 2015
	Carrying		Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Term loan	$769,102	$484,534	$769,102	$592,209	$769,102	$503,762
Notes	171,006	85,503	171,006	68,402	346,000	114,180
ABL term loan	49,375	49,375	50,000	50,000	-	-
Less unamortized discount and deferred financing costs	(11,752)	-	(13,679)	-	(19,342)	-

Total	$977,731	$619,412	$976,429	$710,611	$1,095,760	$617,942

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the 13 weeks ended October 29, 2016 and October 31, 2015, we recorded property and equipment impairment charges of $0.5 million and $0.2 million, respectively, related to assets of under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. These impairment charges are included in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations.

5. Goodwill and Intangible Assets and Liabilities

Goodwill

Goodwill allocated to our reportable segments as of October 29, 2016, July 30, 2016 and October 31, 2015 is as follows (in thousands):

	Retail Stores	International Retail
	Segment	Franchise Segment	Total
Balance as of October 29, 2016
Goodwill	$887,241	$23,636	$910,877
Accumulated impairment losses	(547,285)	-	(547,285)
Effect of exchange rate fluctuations	(6,811)	-	(6,811)

	$333,145	$23,636	$356,781

Balance as of July 30, 2016
Goodwill	$887,241	$23,636	$910,877
Accumulated impairment losses	(547,285)	-	(547,285)
Effect of exchange rate fluctuations	(6,551)	-	(6,551)

	$333,405	$23,636	$357,041

Balance as of October 31, 2015
Goodwill	$887,241	$23,636	$910,877
Accumulated impairment losses	(547,285)	-	(547,285)
Effect of exchange rate fluctuations	(6,573)	-	(6,573)

	$333,383	$23,636	$357,019

Goodwill Impairment

As of October 29, 2016, we did not identify impairment indicators for goodwill. In determining whether an indicator of impairment is present, we qualitatively assessed the valuation of our retail segment reporting units (Gymboree Retail, Gymboree Outlet, and Janie and Jack) and International Retail Franchise reporting unit. This qualitative assessment resulted in a determination that it was more likely than not the fair value of our reporting units exceeded their carrying amount as of October 29, 2016. If the results of our operations through the remainder of fiscal year 2017 or our forecast of future operating performance declines, there is a potential for goodwill impairment related to our Gymboree Retail reporting unit.

In addition, other significant adverse changes to our business environment or future revenues or cash flows could cause us to record additional impairment charges in future periods, which could be material. Our annual goodwill impairment test is performed at the end of our fourth fiscal period (fiscal November).

As of July 30, 2016, we performed the first step of the two-step goodwill impairment test for the Gymboree Retail, Gymboree Outlet and International Retail Franchise reporting units due to a triggering event resulting from the softening of the retail environment and performance that did not meet expectations. We concluded that goodwill impairment was not required for any of our reporting units as the fair value of each of our reporting units exceeded its carrying value by more than 40%. As of July 30, 2016, the fair value of the Gymboree Retail, Gymboree Outlet and International Retail Franchise reporting units were $594.0 million, $147.0 million and $45.0 million, respectively, which exceeded the carrying values of $414.0 million, $102.4 million and $26.2 million, respectively. There was no triggering event for the Janie and Jack reporting unit as of July 30, 2016. As of November 28, 2015, the fair value of the Janie and Jack reporting unit was $274.0 million, which exceeded its carrying value of $77.2 million.

Intangible Assets and Liabilities

Intangible assets and liabilities consist of the following (in thousands):

	October 29, 2016
	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net Amount
Intangible Assets Not Subject to Amortization - Trade names	$530,800	$-	$(232,200)	$298,600
Intangible Assets Subject to Amortization	12,135	(11,132)	-	1,003

Total other intangible assets	$542,935	$(11,132)	$(232,200)	$299,603

Intangible Liabilities Subject to Amortization - Above market leases (included in Lease incentives and other liabilities)	$(10,240)	$8,262	$-	$(1,978)

	July 30, 2016
	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net Amount
Intangible Assets Not Subject to Amortization - Trade names	$530,800	$-	$(232,200)	$298,600
Intangible Assets Subject to Amortization	12,135	(10,662)	-	1,473

Total other intangible assets	$542,935	$(10,662)	$(232,200)	$300,073

Intangible Liabilities Subject to Amortization - Above market leases (included in Lease incentives and other liabilities)	$(10,229)	$7,905	$-	$(2,324)

	October 31, 2015
	Gross Carrying	Accumulated	Accumulated
	Amount	Amortization	Impairment	Net Amount
Intangible Assets Not Subject to Amortization - Trade names	$530,800	$-	$(229,600)	$301,200
Intangible Assets Subject to Amortization	13,528	(10,582)	-	2,946

Total other intangible assets	$544,328	$(10,582)	$(229,600)	$304,146

Intangible Liabilities Subject to Amortization - Above market leases (included in Lease incentives and other liabilities)	$(11,033)	$7,619	$-	$(3,414)

Indefinite-Lived Intangible Assets Impairment

As of October 29, 2016, we did not identify impairment indicators for indefinite-lived intangible assets (the Gymboree, Janie and Jack and Crazy 8 trade names). In determining whether an indicator of impairment is present, we qualitatively assessed whether it was more likely than not the fair value of our indefinite-lived intangible assets exceeded their carrying amount as of October 29, 2016. If the results of our operations through the remainder of fiscal year 2017 or our forecast of future operating performance declines, there is a potential for indefinite-lived intangible asset impairment.

In addition, other significant adverse changes to our business environment or future revenue or cash flows could cause us to record additional impairment charges in future periods, which could be material. Our annual indefinite-lived intangible asset impairment test is performed at the end of our fourth fiscal period (fiscal November).

As of July 30, 2016, we tested certain indefinite-lived intangible assets for impairment, specifically the Gymboree and Crazy 8 trade names, due to a triggering event resulting from the softening of the retail environment and performance that did not meet expectations. As of July 30, 2016, the estimated fair values of the Gymboree trade names were $262.1 million, which exceeded the carrying values of $240.5 million. As of July 30, 2016, the estimated fair value and carrying value of the Crazy 8 trade name was $15.9 million. As of November 28, 2015, the fair value of the Janie and Jack trade name was $61.6 million, which exceeded its carrying value of $42.2 million.

Net amortization income (expense) is presented below for the periods ended (in thousands):

	13 Weeks Ended
	October 29, 2016	October 31, 2015
Amortization income included in cost of goods sold	$226	$198

Amortization expense included in selling, general and administrative expenses	$(350)	$(385)

6. Line of Credit and Long-term Debt

Line of credit borrowings and long-term debt consist of (in thousands):

	October 29,	July 30,	October 31,
	2016	2016	2015

Line of credit borrowings	$80,000	$42,000	$50,000

Long-term debt -
ABL term loan due December 2017, LIBOR plus 10.25%
Principal amount	$49,375	$50,000	$-
Less unamortized deferred financing costs	(2,691)	(3,228)	-

ABL term loan, net of unamortized deferred financing costs	46,684	46,772	-

Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%
Principal amount	769,102	769,102	769,102
Less unamortized deferred financing costs	(5,137)	(6,062)	(8,760)
Less unamortized discount	(477)	(563)	(814)

Term loan, net of unamortized discount and deferred financing costs	763,488	762,477	759,528

Senior notes due December 2018, 9.125%
Principal amount	171,006	171,006	346,000
Less unamortized deferred financing costs	(3,447)	(3,826)	(9,768)

Senior notes, net of unamortized deferred financing costs	167,559	167,180	336,232

Total long-term debt, net of unamortized discount and deferred financing costs	977,731	976,429	1,095,760
Less current portion of long-term debt	(7,577)	(5,527)	-

Long-term portion of long-term debt, net of unamortized discount and deferred financing costs	$970,154	$970,902	$1,095,760

Total line of credit borrowings and long-term debt, net of unamortized discount and deferred financing costs	$1,057,731	$1,018,429	$1,145,760

Line of Credit

Our senior secured asset-based revolving credit facility (“ABL Revolving Facility”) matures on the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan (which is currently due to mature in February 2018) or the Notes (which are currently due to mature in December 2018), unless such indebtedness is cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such indebtedness. The ABL revolving commitment will therefore mature in December 2017 unless the Term Loan and the Notes (other than an aggregate amount of Term Loans and Notes that is equal to or less than $25.0 million) are refinanced with indebtedness having a final maturity date later than February 2018.

The ABL Revolving Facility provides for financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Revolving Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit and the outstanding amount of the ABL Term Loan. The line of credit available under the ABL Revolving Facility was reduced by letter of credit utilization totaling $30.8 million as of October 29, 2016. Undrawn line of credit availability under the ABL Revolving Facility, after being reduced by outstanding line of credit borrowings, letter of credit utilization and outstanding balance of ABL Term Loan, was $114.2 million as of October 29, 2016, subject to a minimum amount of “Combined Availability” and “Availability” as defined below. Our undrawn line of credit availability, net of the minimum amount of combined availability and availability, was approximately $92.0 million as of October 29, 2016.

Line of credit borrowings under the ABL Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of October 29, 2016, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Revolving Facility was 2.8%. In addition to paying interest on outstanding line of credit borrowings under the ABL Revolving Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. It requires the Company and its restricted subsidiaries to maintain a minimum amount of “Combined Availability” and “Availability” for as long as the ABL Term Loan remains outstanding. “Combined Availability” is an amount equal to (a) the ABL Term Loan borrowing base minus (b) the sum of the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization. “Availability” is equal to the lesser of (A) (I) the revolving credit ceiling (which as of October 29, 2016 was $225.0 million) minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization. Under the new availability covenant, the Company and its restricted subsidiaries must maintain (i) Combined Availability in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base, and (ii) Availability in excess of the greater of (x) $17.5 million and (y) 10% of the lesser of (A) the applicable revolving line of credit borrowing base and (B) the revolving credit ceiling. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding. As of October 29, 2016, we were not required to test compliance with this covenant. Failure to maintain the minimum levels of Combined Availability and Availability required by this covenant would result in an event of default under the ABL Facility.

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

The obligations under the ABL Facility are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL Facility (see Note 14).

ABL Term Loan

On April 22, 2016, we entered into an agreement that provides for a senior secured term loan (the “ABL Term Loan” and together with the ABL Revolving Facility, the “ABL Facility”) of $50.0 million, subject to a borrowing base, the proceeds of which may be used to finance the acquisition of working capital assets, including the purchase of inventory and equipment, in each case in the ordinary course of business, to finance capital expenditures, to finance permitted acquisitions and for general corporate purposes, including repurchases of the Notes. The maturity date of the ABL Term Loan is the same as the maturity date of the ABL Revolving Facility. The ABL Term Loan totaled $49.4 million as of October 29, 2016.

The ABL Term Loan bears interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. Interest is payable monthly. As of October 29, 2016, the interest rate under our ABL Term Loan was 11.1%.

The ABL Term Loan requires us to make quarterly payments equal to $0.6 million, with the balance due on the maturity of the ABL Term Loan, which is the same as the maturity date of the ABL revolving commitment.

The obligations under the ABL Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the ABL Term Loan (see Note 14).

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of October 29, 2016, the interest rate under our Term Loan was 5%.

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

Senior Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% Senior Notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt (see Note 3), or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest.

Upon a change in control, we may also be required to make an offer to purchase all of the Notes at a redemption price equal to 101% of the principal amount of the Notes redeemed plus accrued and unpaid interest. We may redeem the Notes, in whole or in part, upon at least 30 days prior notice, at a redemption price equal to 100% of the principal amount of the Notes plus accrued and unpaid interest thereon to the applicable redemption date

The Notes are unsecured senior obligations of The Gymboree Corporation. The Company’s 100%-owned domestic subsidiaries have fully and unconditionally guaranteed the Company’s obligations under the Notes (see Note 14). The guarantees of the Notes are joint and several and will terminate upon the following circumstances: (A) the sale, exchange, disposition or transfer (by merger or otherwise) of (x) the capital stock of the guarantor providing the applicable guarantee, if after such sale, exchange, disposition or transfer such guarantor is no longer a subsidiary of The Gymboree Corporation, or (y) all or substantially all of the assets of such guarantor, (B) the release or discharge of the guarantee by such guarantor of the other indebtedness which resulted in the creation of the subsidiary guarantee by such guarantor under the Indenture, (C) the designation of such guarantor as an “unrestricted subsidiary” under the Indenture or (D) the legal defeasance, covenant defeasance or satisfaction and discharge of the Indenture, in each such case specified in clauses (A) through (D) above in accordance with the requirements therefore set forth in the Indenture.

Future minimum principal payments on long-term debt

Future minimum principal payments on long-term debt, excluding amortization of deferred financing costs of $11.3 million and accretion of original issue discount (“OID”) of $0.5 million as of October 29, 2016, are as follows (in thousands):

Fiscal years ending	Principal Payments
July 29, 2017	$4,902
July 28, 2018	813,575
July 27, 2019	171,006

Total	$989,483

7. Sale-Leaseback of Dixon Distribution Center

On May 5, 2015, the Company sold its distribution center in Dixon, California for net proceeds of $25.9 million, and entered into a leaseback of the property from the purchaser for a period of 15 years.

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

Payments (including interest) made by the Company related to the sale-leaseback financing liability during the 13 weeks ended October 29, 2016 and October 31, 2015 totaled $0.5 million and $0.5 million, respectively. The interest portion of the payments was $0.4 and $0.4 million during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively.

As of October 29, 2016, future payments on the sale-leaseback financing liability, excluding renewals, are as follows (in thousands):

Fiscal years	Payments
Remainder of 2017	$1,360
2018	1,834
2019	1,856
2020	1,880
2021	1,903
2022	1,927
Thereafter	28,485

Total payments	39,245
Less amount representing interest	(12,780)
Less unamortized deferred financing costs	(762)

Total sale-leaseback financing liability, net of unamortized deferred financing costs	25,703
Less current portion of sale-leaseback financing liability included in accrued liabilities	(236)

Long-term portion of sale-leaseback financing liability, net of unamortized deferred financing costs	$25,467

As of October 29, 2016, the net carrying value of the Dixon distribution center included in property and equipment on our condensed consolidated balance sheets amounted to $18.4 million.

8. Derivative Financial Instruments

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	October 29, 2016		July 30, 2016		October 31, 2015
	Number of	Notional	Number of	Notional	Number of	Notional
	Instruments	(USD)	Instruments	(USD)	Instruments	(USD)
Interest rate derivatives
Purchased interest rate caps	4	$700,000	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	2	3,571	5	8,666	3	4,468

Total	6	$703,571	9	$708,666	7	$704,468

The interest rate caps mature on December 23, 2016. The forward foreign exchange contracts mature in less than one year.

In addition to the cash flow hedges above, the Company had one forward foreign exchange contract with a notional amount of $3.5 million and $1.5 million as of October 29, 2016 and July 30, 2016, respectively, that was not designated as a hedge. There were no forward foreign exchange contracts that were not designated as hedges as of October 31, 2015.

The tables below present the effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive loss (in thousands).

	13 Weeks Ended October 29, 2016
		Location of Gains	Gains / (Losses)
	Gains / (Losses)	(Losses) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivative (Effective	OCI into Income	Income (Effective
	Portion)	(Effective Portion)	Portion)
Interest rate caps	$-	Interest expense	$(1,369)
Forward foreign exchange contracts	114	Cost of goods sold	(227)

Total	$114		$(1,596)

	13 Weeks Ended October 31, 2015
		Location of Gains	Gains / (Losses)
	Gains / (Losses)	(Losses) Reclassified	Reclassified from
	Recognized in OCI on	from Accumulated	Accumulated OCI into
	Derivative (Effective	OCI into Income	Income (Effective
	Portion)	(Effective Portion)	Portion)
Interest rate caps	$(1)	Interest expense	$(1,044)
Forward foreign exchange contracts	(22)	Cost of goods sold	52

Total	$(23)		$(992)

9. Income Taxes

As of October 29, 2016, July 30, 2016, and October 31, 2015, unrecognized tax benefits were $6.1 million, $6.3 million and $7.4 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $6.1 million as of October 29, 2016 will decrease by as much as $0.8 million during the next 12 months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitation.

As of October 29, 2016, July 30, 2016, and October 31, 2015, the total valuation allowance against deferred tax assets was $30.2 million, $30.6 million, and $79.3 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal, unitary state, and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

10. Commitments and Contingencies

Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Transition Report on Form 10-K as of July 30, 2016 (see Notes 7, 11 and 14), other than those which occur in the normal course of business, except as follows.

On December 1, 2016, the Company entered into a sublease agreement for approximately 80,000 square feet of office space in San Francisco, California. The Company expects to use the subleased premises as its new corporate headquarters. The sublease is expected to commence on or before April 1, 2017 and will expire on July 15, 2022, subject to the Company’s option to extend the sublease until July 15, 2025, if it meets certain performance criteria. The total minimum base rent during the lease term, excluding the extension period of 3 years, is approximately $20.0 million. In addition, the Company has delivered a security deposit to the sublessor in the form of two letters of credit aggregating $5.7 million to guarantee payment of the Company’s rent obligations and to cover payment for any damages in the event a termination fee is triggered pursuant to the sublease agreement.

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

11. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, as of the periods ended (in thousands):

	October 29, 2016	July 30, 2016	October 31, 2015
Foreign currency translation	$(8,377)	$(8,003)	$(7,803)
Accumulated changes in fair value of derivative financial instruments, net of tax	1,673	579	(2,615)

Total accumulated other comprehensive loss	$(6,704)	$(7,424)	$(10,418)

Changes in the accumulated OCI balance by component were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended October 29, 2016
			Total Accumulated
	Foreign		Comprehensive (Loss)
	Currency	Derivatives	Income
Beginning balance	$(8,003)	$579	$(7,424)

Other comprehensive (loss) income recognized before reclassifications	(374)	114	(260)
Amounts reclassified from accumulated other comprehensive loss to earnings	-	1,596	1,596
Tax expense	-	(616)	(616)

Net current-period other comprehensive (loss) income	(374)	1,094	720

Ending balance	$(8,377)	$1,673	$(6,704)

	26 Weeks Ended July 30, 2016
			Total Accumulated
	Foreign		Comprehensive (Loss)
	Currency	Derivatives	Income
Beginning balance	$(9,236)	$(1,586)	$(10,822)

Other comprehensive income (loss) recognized before reclassifications	1,233	(525)	708
Amounts reclassified from accumulated other comprehensive loss to earnings	-	2,690	2,690
Tax expense	-	-	-

Net current-period other comprehensive income	1,233	2,165	3,398

Ending balance	$(8,003)	$579	$(7,424)

	13 Weeks Ended October 31, 2015
			Total Accumulated
			Comprehensive (Loss)
	Foreign		Income Including
	Currency	Derivatives	Noncontrolling Interest
Beginning balance	$(7,758)	$(3,225)	$(10,983)

Other comprehensive loss recognized before reclassifications	(242)	(23)	(265)
Amounts reclassified from accumulated other comprehensive loss to earnings	-	992	992
Tax expense	-	(359)	(359)

Net current-period other comprehensive (loss) income	(242)	610	368

Other comprehensive loss attributable to noncontrolling interest	197	-	197

Ending balance	$(7,803)	$(2,615)	$(10,418)

12. Related Party Transactions

We incurred approximately $0.8 million and $0.5 million in management fees and reimbursement of out-of-pocket expenses to Bain Capital Private Equity, LP (“Bain Capital”) during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. As of October 29, 2016, July 30, 2016 and October 31, 2015, we had a payable balance of $1.7 million, $1.6 million and $1.4 million, respectively, to Bain Capital. Management fees payable to Bain Capital as of October 29, 2016 and July 30, 2016 include approximately $1.3 million fees arising from the sale of Gymboree Play & Music on July 15, 2016 (see Note 3).

We incurred approximately $0.3 million and $0.4 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. As of October 29, 2016 and October 31, 2015, we had a payable balance of $0.1 million and $0.2 million, respectively, to LogicSource. We had no payable to LogicSource as of July 30, 2016.

As of October 29, 2016, July 30, 2016 and October 31, 2015, we had a receivable balance of $0.4 million, $0.4 million and $0.3 million, respectively, from our indirect parent, Giraffe Holding, Inc., which relates primarily to income taxes and withholding taxes.

13. Segment Information

As of October 29, 2016, our reportable segments include (1) retail stores (including online stores) and (2) International Retail Franchise (“Retail Franchise”). On July 15, 2016, the Company sold its Gymboree Play & Music segment and Gymboree Investment Holdings L.P. sold Gymboree Tianjin and Gymboree China, which were previously included under “VIEs” in our segment disclosure. The results of Gymboree Play & Music and Gymboree Tianjin are presented as discontinued operations during the 13 weeks ended October 31, 2015, while Gymboree China was deconsolidated as of July 15, 2016, the date of sale (see Note 3).

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

Net sales and gross profit of each reportable segment were as follows for the periods ended (in thousands):

	13 Weeks Ended October 29, 2016
	Retail	International Retail	Intersegment
	Stores	Franchise	Elimination	Total
Net sales	$276,310	$3,517	$-	$279,827
Gross Profit	$105,320	$1,685	$-	$107,005

	13 Weeks Ended October 31, 2015
	Retail	International Retail		Intersegment
	Stores	Franchise	VIE	Elimination	Total
Net sales	$287,848	$6,029	$1,805	$(162)	$295,520
Gross Profit	$111,605	$3,189	$275	$(162)	$114,907

Net retail sales of the retail stores segment by brand and VIE (Gymboree China) were as follows for the periods ended (in thousands):

				Total
	Gymboree (1)	Janie and Jack	Crazy 8	Before VIE	VIE	Total
13 weeks ended October 29, 2016	$176,471	$35,018	$64,821	$276,310	$-	$276,310
13 weeks ended October 31, 2015	$186,423	$33,600	$67,825	$287,848	$1,805	$289,653

(1) This includes the net retail sales for Gymboree Retail and Gymboree Outlet operating segments.

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Intersegment revenues for each reportable segment were as follows for the periods ended (in thousands):

Intersegment Revenues
	Retail	International Retail
	Stores	Franchise	VIE	Total
13 weeks ended October 29, 2016	$-	$-	$-	$-
13 weeks ended October 31, 2015	$-	$162	$-	$162

Below is a summary of total assets of each reportable segment as of the periods ended (in thousands):

	Total Assets
	Retail	International Retail		Intersegment	Discontinued
	Stores	Franchise	VIE	Elimination	Operations	Total
October 29, 2016	$1,167,556	$25,566	$-	$-	$-	$1,193,122
July 30, 2016	$1,151,745	$26,767	$-	$-	$-	$1,178,512
October 31, 2015	$1,111,219	$27,710	$8,608	$(876)	$75,958	$1,222,619

We attribute retail store revenues to individual countries based on the selling location. All sales for International Retail Franchise are attributable to the U.S. geographic segment. VIE sales are attributable to the international geographic segment.

Net sales of our two geographical areas, United States and International, were as follows for the periods ended (in thousands):

	13 Weeks Ended
	October 29, 2016	October 31, 2015
United States	$267,372	$281,377
International	12,455	14,143

Total	$279,827	$295,520

Property and equipment, net, of our two geographical areas were as follows as of the periods ended (in thousands):

	October 29, 2016	July 30, 2016	October 31, 2015
United States	$134,142	$138,384	$156,731
International	5,174	5,367	6,963

Total	$139,316	$143,751	$163,694

14. Condensed Guarantor Data

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED OCTOBER 29, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$699	$269,885	$12,965	$(7,239)	$276,310
Retail Franchise	-	3,517	-	-	3,517
Intercompany revenue	16,368	7,354	135	(23,857)	-

Total net sales	17,067	280,756	13,100	(31,096)	279,827
Cost of goods sold, including buying and occupancy expenses	(1,687)	(169,318)	(9,027)	7,210	(172,822)

Gross profit	15,380	111,438	4,073	(23,886)	107,005
Selling, general and administrative expenses	(23,152)	(102,123)	(3,751)	23,872	(105,154)

Operating (loss) income	(7,772)	9,315	322	(14)	1,851
Interest expense	(19,490)	(416)	(26)	-	(19,932)
Other income, net	81	45	9	-	135

(Loss) income before income taxes	(27,181)	8,944	305	(14)	(17,946)
Income tax benefit (expense)	11,027	(3,614)	(359)	-	7,054
Equity in earnings of affiliates, net of tax	5,262	-	-	(5,262)	-

Net (loss) income	$(10,892)	$5,330	$(54)	$(5,276)	$(10,892)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$375	$283,017	$14,723	$(8,462)	$289,653
Retail Franchise	-	5,867	-	-	5,867
Intercompany revenue	16,238	7,529	559	(24,326)	-

Total net sales	16,613	296,413	15,282	(32,788)	295,520
Cost of goods sold, including buying and occupancy expenses	(2,156)	(175,953)	(10,868)	8,364	(180,613)

Gross profit	14,457	120,460	4,414	(24,424)	114,907
Selling, general and administrative expenses	(22,809)	(101,017)	(5,572)	24,371	(105,027)

Operating (loss) income	(8,352)	19,443	(1,158)	(53)	9,880
Interest expense	(21,417)	(489)	-	-	(21,906)
Other (expense) income, net	(185)	(1)	37	-	(149)

(Loss) income from continuing operations before taxes	(29,954)	18,953	(1,121)	(53)	(12,175)
Income tax benefit (expense)	7,208	(8,017)	(26)	-	(835)
Equity in earnings of affiliates, net of tax	12,004	-	-	(12,004)	-

(Loss) income from continuing operations, net of tax	(10,742)	10,936	(1,147)	(12,057)	(13,010)
Income from discontinued operations, net of tax	714	811	1,833	-	3,358

Net (loss) income	(10,028)	11,747	686	(12,057)	(9,652)
Net income attributable to noncontrolling interest	-	-	(376)	-	(376)

Net (loss) income attributable to The Gymboree Corporation	$(10,028)	$11,747	$310	$(12,057)	$(10,028)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED OCTOBER 29, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(10,892)	$5,330	$(54)	$(5,276)	$(10,892)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(374)	-	(368)	368	(374)
Unrealized net gain on cash flow hedges, net of tax	1,094	-	341	(341)	1,094

Total other comprehensive income (loss), net of tax	720	-	(27)	27	720

Comprehensive (loss) income	$(10,172)	$5,330	$(81)	$(5,249)	$(10,172)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (loss) income	$(10,028)	$11,747	$686	$(12,057)	$(9,652)

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(44)	-	(232)	34	(242)
Unrealized net gain (loss) on cash flow hedges, net of tax	609	-	(72)	73	610

Total other comprehensive income (loss), net of tax	565	-	(304)	107	368

Comprehensive (loss) income	(9,463)	11,747	382	(11,950)	(9,284)
Comprehensive income attributable to noncontrolling interest	-	-	(179)	-	(179)

Comprehensive (loss) income attributable to The Gymboree Corporation	$(9,463)	$11,747	$203	$(11,950)	$(9,463)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	October 29, 2016
	The Gymboree	Guarantor	Non-guarantor
ASSETS	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$1,007	$4,980	$3,733	$-	$9,720
Restricted cash	27,524	-	-	-	27,524
Accounts receivable, net of allowance	1,668	12,085	1,385	-	15,138
Merchandise inventories	-	259,150	4,414	(437)	263,127
Prepaid income taxes	1,333	588	141	-	2,062
Prepaid expenses	3,859	1,915	10	-	5,784
Intercompany receivable	890	664,599	-	(665,489)	-

Total current assets	36,281	943,317	9,683	(665,926)	323,355
Property and equipment, net	14,409	119,302	5,605	-	139,316
Goodwill	-	346,818	9,963	-	356,781
Other intangible assets, net	-	299,579	24	-	299,603
Restricted cash	68,804	-	-	-	68,804
Other assets	1,706	1,191	2,662	(296)	5,263
Investment in subsidiaries	1,378,604	-	-	(1,378,604)	-

Total assets	$1,499,804	$1,710,207	$27,937	$(2,044,826)	$1,193,122

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$5,466	$124,922	$187	$-	$130,575
Accrued and other current liabilities	37,171	63,940	1,235	-	102,346
Line of credit borrowings	80,000	-	-	-	80,000
Current portion of long-term debt	7,577	-	-	-	7,577
Intercompany payable	660,884	-	5,042	(665,926)	-

Total current liabilities	791,098	188,862	6,464	(665,926)	320,498
Long-term liabilities:
Long-term debt, net	970,154	-	-	-	970,154
Long-term sale-leaseback financing liability, net	-	25,467	-	-	25,467
Lease incentives and other liabilities	5,015	39,780	4,482	-	49,277
Deferred income taxes	16,606	94,485	-	(296)	110,795

Total liabilities	1,782,873	348,594	10,946	(666,222)	1,476,191
Total stockholders’ (deficit) equity	(283,069)	1,361,613	16,991	(1,378,604)	(283,069)

Total liabilities and stockholders’ (deficit) equity	$1,499,804	$1,710,207	$27,937	$(2,044,826)	$1,193,122

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	July 30, 2016
	The Gymboree	Guarantor	Non-guarantor
ASSETS	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$4,952	$4,607	$3,077	$-	$12,636
Restricted cash	33,505	-	-	-	33,505
Accounts receivable, net of allowance	1,486	10,009	795	-	12,290
Merchandise inventories	-	229,118	4,258	(417)	232,959
Prepaid income taxes	1,332	578	136	-	2,046
Prepaid expenses	3,409	1,508	-	-	4,917
Intercompany receivable	1,311	687,735	-	(689,046)	-

Total current assets	45,995	933,555	8,266	(689,463)	298,353
Property and equipment, net	15,783	122,147	5,821	-	143,751
Goodwill	-	346,818	10,223	-	357,041
Other intangible assets, net	-	300,043	30	-	300,073
Restricted cash	73,566	-	-	-	73,566
Other assets	2,043	1,474	2,682	(471)	5,728
Investment in subsidiaries	1,373,355	-	-	(1,373,355)	-

Total assets	$1,510,742	$1,704,037	$27,022	$(2,063,289)	$1,178,512

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,255	$126,103	$140	$-	$134,498
Accrued and other current liabilities	50,370	60,121	1,418	-	111,909
Line of credit borrowings	42,000	-	-	-	42,000
Current portion of ABL term loan	5,527	-	-	-	5,527
Intercompany payable	685,536	-	3,927	(689,463)	-

Total current liabilities	791,688	186,224	5,485	(689,463)	293,934
Long-term liabilities:
Long-term debt, net	970,902	-	-	-	970,902
Long-term sale-leaseback financing liability, net	-	25,508	-	-	25,508
Lease incentives and other liabilities	5,227	40,951	4,464	-	50,642
Deferred income taxes	16,198	95,072	-	(471)	110,799

Total liabilities	1,784,015	347,755	9,949	(689,934)	1,451,785
Total stockholders’ (deficit) equity	(273,273)	1,356,282	17,073	(1,373,355)	(273,273)

Total liabilities and stockholders’ (deficit) equity	$1,510,742	$1,704,037	$27,022	$(2,063,289)	$1,178,512

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	October 31, 2015
	The Gymboree	Guarantor	Non-guarantor
ASSETS	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Current assets:
Cash and cash equivalents	$1,091	$4,119	$12,050	$-	$17,260
Accounts receivable, net of allowance	493	15,614	675	-	16,782
Merchandise inventories	-	253,689	8,279	(418)	261,550
Prepaid income taxes	1,514	821	242	-	2,577
Prepaid expenses	3,838	2,250	458	-	6,546
Deferred income taxes	-	14,250	160	(8,469)	5,941
Intercompany receivable	-	596,089	1,051	(597,140)	-
Current assets of discontinued operations	-	41,955	14,730	(38,136)	18,549

Total current assets	6,936	928,787	37,645	(644,163)	329,205
Property and equipment, net	13,408	142,801	7,485	-	163,694
Goodwill	-	346,818	10,201	-	357,019
Other intangible assets, net	-	304,102	44	-	304,146
Restricted cash	4,535	-	-	-	4,535
Other assets	3,261	1,196	3,400	(1,246)	6,611
Investment in subsidiaries	1,404,175	-	-	(1,404,175)	-
Other assets of discontinued operations	-	54,634	2,775	-	57,409

Total assets	$1,432,315	$1,778,338	$61,550	$(2,049,584)	$1,222,619

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$7,097	$122,470	$1,453	$-	$131,020
Accrued and other current liabilities	33,102	68,592	3,202	210	105,106
Deferred income taxes	8,679	-	-	(8,679)	-
Line of credit borrowings	50,000	-	-	-	50,000
Current obligation under capital lease	-	591	-	-	591
Intercompany payable	628,692	-	5,641	(634,333)	-
Current liabilities of discontinued operations	-	2,815	10,229	(1,361)	11,683

Total current liabilities	727,570	194,468	20,525	(644,163)	298,400
Long-term liabilities:
Long-term debt, net	1,095,760	-	-	-	1,095,760
Long-term sale-leaseback financing liability	-	25,610	-	-	25,610
Long-term obligation under capital lease, net	-	2,402	-	-	2,402
Lease incentives and other liabilities	5,549	47,169	4,060	-	56,778
Deferred income taxes	1,775	128,833	21	(1,246)	129,383
Other long-term liabilities of discontinued operations	-	438	315	-	753

Total liabilities	1,830,654	398,920	24,921	(645,409)	1,609,086
Total stockholders’ (deficit) equity	(398,339)	1,379,418	24,757	(1,404,175)	(398,339)
Noncontrolling interest	-	-	11,872	-	11,872

Total liabilities and stockholders’ (deficit) equity	$1,432,315	$1,778,338	$61,550	$(2,049,584)	$1,222,619

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED OCTOBER 29, 2016

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(31,652)	$(13,563)	$(311)	$-	$(45,526)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(496)	(4,882)	(117)	-	(5,495)
Decrease in restricted cash	10,743	-	-	-	10,743
Intercompany transfers	421	18,872	-	(19,293)	-

Net cash provided by (used in) investing activities	10,668	13,990	(117)	(19,293)	5,248

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	(20,336)	-	1,043	19,293	-
Proceeds from ABL facility	169,000	-	-	-	169,000
Payments on ABL facility	(131,000)	-	-	-	(131,000)
Payments on ABL term loan	(625)	-	-	-	(625)
Payments on capital lease and sale-leaseback financing liability	-	(54)	-	-	(54)

Net cash provided by (used in) financing activities	17,039	(54)	1,043	19,293	37,321

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	41	-	41

Net (decrease) increase in cash and cash equivalents	(3,945)	373	656	-	(2,916)
CASH AND CASH EQUIVALENTS:
Beginning of Period	4,952	4,607	3,077	-	12,636

End of Period	$1,007	$4,980	$3,733	$-	$9,720

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 13 WEEKS ENDED OCTOBER 31, 2015

(In thousands)

	The Gymboree	Guarantor	Non-guarantor
	Corporation	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(28,711)	$54,028	$311	$-	$25,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,502)	(2,957)	(611)	-	(5,070)
Decrease in restricted cash	3,622	-	-	-	3,622
Increase in related party loan receivable	-	-	(1,741)	-	(1,741)
Intercompany transfers	2,726	(50,614)	(978)	48,866	-
Other	-	5	(12)	-	(7)

Net cash provided by (used in) investing activities	4,846	(53,566)	(3,342)	48,866	(3,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	44,455	(73)	4,484	(48,866)	-
Proceeds from ABL facility	107,000	-	-	-	107,000
Payments on ABL facility	(127,000)	-	-	-	(127,000)
Payments for deferred financing costs	(1,679)	227	-	-	(1,452)
Payments on capital lease and sale-leaseback financing liability	-	(185)	-	-	(185)

Net cash provided by (used in) financing activities	22,776	(31)	4,484	(48,866)	(21,637)

Effect of exchange rate fluctuations on cash and cash equivalents	-	-	(15)	-	(15)

Net (decrease) increase in cash and cash equivalents	(1,089)	431	1,438	-	780
CASH AND CASH EQUIVALENTS:
Cash and cash equivalent, beginning of period	2,180	3,649	17,668	-	23,497

Cash and cash equivalent, end of period	1,091	4,080	19,106	-	24,277
Less - cash and cash equivalents of discontinued operations, end of period	-	(39)	7,056	-	7,017

Cash and cash equivalents of continuing operations, end of period	$1,091	$4,119	$12,050	$-	$17,260

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

Important factors that could cause actual results to differ materially from our expectations (“cautionary statements”) are disclosed under “Item 1A, Risk Factors,” in this Form 10-Q and in our Transition Report on Form 10-K for the 26 weeks ended July 30, 2016, filed with the Securities and Exchange Commission on October 28, 2016 (the “Fiscal 2016 Transition Report”). We encourage you to read these risk factor disclosures carefully. We caution investors not to place substantial reliance on the forward-looking statements contained in this quarterly report. These statements, like all statements in this quarterly report, speak only as of the date of this quarterly report (unless another date is indicated), and we undertake no obligation to update or revise the statements in light of future developments.

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of October 29, 2016, we operated a total of 1,300 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	541	49	1	591
Gymboree Outlet stores	173	-	1	174
Janie and Jack® shops (including Janie and Jack outlets)	149	-	1	150
Crazy 8® stores (including Crazy 8 outlets)	385	-	-	385

	1,248	49	3	1,300

As of October 29, 2016, we also operated online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. Overseas franchisees operated 53 retail stores in the Middle East, South Korea and Latin America as follows as of October 29, 2016:

Number of
Franchised Stores
Gymboree® stores	48
Janie and Jack® shops	2
Crazy 8® stores	3

53

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

The sale of Gymboree Play & Music and Gymboree Tianjin was determined to represent a strategic shift to the Company’s business, and therefore, their financial results during the 13 weeks ended October 31, 2015 are presented as discontinued operations (see Note 3 to the condensed consolidated financial statements included elsewhere in this quarterly report). Gymboree China was deconsolidated as of July 15, 2016, the date of sale.

First Quarter 2017 Highlights

Total net sales decreased to $279.8 million during the 13 weeks ended October 29, 2016 from $295.5 million during the 13 weeks ended October 31, 2015, a decrease of 5.3% driven primarily by a decrease in retail sales of $13.4 million, primarily attributable to our Gymboree brand, and a decrease in our retail franchise sales of $2.4 million, primarily due to lower sales to our franchisee in the Middle East region.

Comparable store sales (including online sales) for the 13 weeks ended October 29, 2016 decreased 5% compared to the 13 weeks ended October 31, 2015. A new store is included in the comparable store sales calculation after it has been opened for a full 14 fiscal months. A store that is relocated or expanded by more than 15% square feet is excluded from the comparable store sales calculation and becomes a comparable store after it has been opened for a full 14 fiscal months from the final relocation or the completion of the expansion. Below are the comparable store sales (including online sales) by brand for the 13 weeks ended October 29, 2016 and October 31, 2015:

	13 Weeks Ended
	October 29, 2016	October 31, 2015
Gymboree	-6%	-6%
Janie and Jack	4%	4%
Crazy 8	-4%	1%
Total comparable store sales (including online sales)	-5%	-3%

Our loss from continuing operations, net of tax, decreased to $10.9 million during the 13 weeks ended October 29, 2016 from $13.0 million during the 13 weeks ended October 31, 2015. Our Adjusted EBITDA from continuing operations (see Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) (Non-GAAP Measure) below) decreased to $17.8 million during the 13 weeks ended October 29, 2016 from $26.5 million during the 13 weeks ended October 31, 2015, a decrease of $8.7 million or 32.7%, primarily due to a 5% decrease in comparable store sales.

The following table summarizes store openings and closures by brand and country during the 13 weeks ended October 29, 2016. Note that (i) all Crazy 8 stores are in the United States and (ii) retail stores operated by overseas franchisees are excluded.

	Store Count as of	Store	Store	Store Count as of
	July 30, 2016	Openings	Closures	October 29, 2016
Gymboree US	541	-	-	541
Gymboree Canada	48	1	-	49
Gymboree Puerto Rico	1	-	-	1

Total Gymboree	590	1	-	591

Gymboree Outlet	174	-	(1)	173
Gymboree Outlet Puerto Rico	1	-	-	1

Total Gymboree Outlet	175	-	(1)	174

Janie and Jack (including Janie and Jack outlets)	148	1	-	149
Janie and Jack Puerto Rico	1	-	-	1

Total Janie and Jack	149	1	-	150

Crazy 8 (including Crazy 8 outlets)	385	-	-	385

Total	1,299	2	(1)	1,300

Seasonality

Our business is impacted by the timing of certain holidays and key retail shopping periods in the apparel and retail industries, which generally result in higher sales during the first half of the fiscal year and lower sales during the second half of the fiscal year. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year.

Results of Operations

13 weeks ended October 29, 2016 compared to 13 weeks ended October 31, 2015

Condensed consolidated statements of operations data as a percentage of total net sales during the 13 weeks ended October 29, 2016 and October 31, 2015 are presented below (amounts in thousands). The condensed consolidated statement of operations during the 13 weeks ended October 31, 2015 was revised to present the results of Gymboree Play & Music and Gymboree Tianjin as discontinued operations.

	13 Weeks Ended
	October 29, 2016		October 31, 2015
		% of Total		% of Total
	Amount	Net Sales	Amount	Net Sales
Net sales:
Retail	$276,310	98.7%	$289,653	98.0%
Retail Franchise	3,517	1.3%	5,867	2.0%

Total net sales	279,827	100.0%	295,520	100.0%
Cost of goods sold, including buying and occupancy expenses	(172,822)	(61.8) %	(180,613)	(61.1) %

Gross profit	107,005	38.2%	114,907	38.9%
Selling, general and administrative expenses	(105,154)	(37.6) %	(105,027)	(35.5) %

Operating income	1,851	0.7%	9,880	3.3%
Interest expense	(19,932)	(7.1) %	(21,906)	(7.4) %
Other income (expense), net	135	-	(149)	(0.1) %

Loss from continuing operations before taxes	(17,946)	(6.4) %	(12,175)	(4.1) %
Income tax benefit (expense)	7,054	2.5%	(835)	(0.3) %

Loss from continuing operations, net of tax	(10,892)	(3.9) %	(13,010)	(4.4) %
Income from discontinued operations, net of tax	-	-	3,358	1.1%

Net loss	(10,892)	(3.9) %	(9,652)	(3.3) %
Net income attributable to noncontrolling interest	-	-	(376)	(0.1) %

Net loss attributable to The Gymboree Corporation	$(10,892)	(3.9) %	$(10,028)	(3.4) %

Net Sales

Total net sales during the 13 weeks ended October 29, 2016 decreased to $279.8 million from $295.5 million during the 13 weeks ended October 31, 2015, a decrease of $15.7 million or 5.3%.

Net retail sales during the 13 weeks ended October 29, 2016 decreased to $276.3 million from $289.7 million during the 13 weeks ended October 31, 2015, a decrease of $13.4 million, or 4.6%, primarily due to a decrease in comparable store sales (including online sales) of 5% and net store closures. Comparable store sales (excluding online sales) decreased by 6% during the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015. The 5% decrease in comparable store sales (including online sales) was primarily attributable to our Gymboree brand followed by our Crazy 8 brand, offset by an increase in comparable stores sales by our Janie and Jack brand. We believe that the decrease in sales of our Gymboree and Crazy 8 brands was driven primarily by softer traffic trends. We believe that the increase in sales of our Janie and Jack brand was driven primarily by stronger web performance. Total net stores decreased to 1,300 as of October 29, 2016 from 1,315 as of October 31, 2015. Total square footage was approximately 2.7 million square feet as of October 29, 2016 and October 31, 2015.

Retail franchise net sales during the 13 weeks ended October 29, 2016 decreased to $3.5 million from $5.9 million during the 13 weeks ended October 31, 2015, a decrease of $2.4 million or 40.1%, primarily due to lower sales to our franchisee in the Middle East region. As of October 29, 2016, our overseas franchisees operated 53 stores compared to 90 stores (including 32 in China) as of October 31, 2015.

Gross Profit

Gross profit during the 13 weeks ended October 29, 2016 decreased to $107.0 million from $114.9 million during the 13 weeks ended October 31, 2015, primarily driven by a decrease in comparable store sales. As a percentage of net sales, gross profit during the 13 weeks ended October 29, 2016 decreased by 70 basis points to 38.2% from 38.9% during the 13 weeks ended October 31, 2015. The 70 basis point decrease was driven primarily by higher cost of goods sold (“COGS”) as a percentage of sales due to the mix of inventory sold, combined with higher buying and occupancy costs as a percentage of sales. As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $10.8 million and $11.3 million during the 13 weeks ended October 29, 2016 and October 31, 2015, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A increased to $105.2 million during the 13 weeks ended October 29, 2016 compared to $105.0 million during the 13 weeks ended October 31, 2015. As a percentage of net sales, SG&A expenses increased 210 basis points to 37.6% for the 13 weeks ended October 29, 2016 from 35.5% during the 13 weeks ended October 31, 2015 primarily due to a deleveraging of expenses on lower sales, partially offset by lower marketing expenses as a percentage of sales.

Interest Expense

Interest expense decreased to $19.9 million during the 13 weeks ended October 29, 2016 compared to $21.9 million for the 13 weeks ended October 31, 2015. The net decrease of $2.0 million was primarily related to the decrease in our Notes due to repurchases during the first half of fiscal 2016 and the fourth quarter of fiscal 2015, offset by amortization of our interest rate caps and an increase in ABL borrowings.

Income Taxes

The effective tax rate during the 13 weeks ended October 29, 2016 and October 31, 2015 2015 was 39.3% (benefit) and 6.9% (expense), respectively. The change in effective tax rate resulted from our ability to benefit the current quarter’s loss against the income tax payable established in fiscal 2016.

Financial Condition

Liquidity and Capital Resources

Overview

We finance our business with existing cash, cash from operations and the funds available under our Senior Credit Facilities, which were comprised of an $820 million secured term loan agreement (“Term Loan”), a $225 million asset-backed revolving credit facility (“ABL Facility”), and $50 million ABL Term loan (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). We had cash and cash equivalents of $9.7 million, $12.6 million, and $17.3 million as of October 29, 2016, July 30, 2016 and October 31, 2015, respectively.

Net working capital as of October 29, 2016, July 30, 2016, October 31, 2015 totaled $2.9 million, $4.4 million and $30.8 million, respectively. Net working capital as of October 29, 2016 includes $27.5 million of restricted cash which is expected to be used to pay estimated income taxes associated with the gain on the sale of the Gymboree Play & Music business included in accrued and other current liabilities. Our operations are seasonal in nature, with sales from retail operations peaking during the quarter ending in January, primarily during the holiday season in November and December.

Approximately $109.9 million of the net proceeds received from the July 15, 2016 sale of Gymboree Play & Music are restricted to reduce the Term Loan, fund capital expenditures or investments in other assets with respect to which the Term Loan lenders would have a first priority security interest or pay income taxes associated with the gain on the sale of GPPI (see Note 3 to the condensed consolidated financial statements included elsewhere in this quarterly report). During the 13 weeks ended October 29, 2016, the Company used $10.7 million of restricted cash to fund capital expenditures and pay income taxes associated with the gain of GPPI. As of October 29, 2016, the Company had a restricted cash balance remaining of $96.3 million.

We and our subsidiaries, and our affiliates, may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges, in open market purchases, privately negotiated transactions, by tender offer or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

We believe that cash generated by operations, the remaining funds available under our Senior Credit Facilities and existing cash and cash equivalents will be sufficient to meet working capital requirements, service our debt, and finance capital expenditures over the next 12 months. However, if we face unanticipated cash needs such as the funding of a capital investment, or if our suppliers request one or more letters of credit, our existing cash and cash equivalents and available borrowings may be insufficient. In addition, we do not expect our business will generate sufficient cash flow from operations and future borrowings may not be available to us under the Senior Credit Facilities in amounts sufficient to enable us to repay our indebtedness when due (including $49.4 million of ABL Term Loan due in December 2017, $769.1 million of Term Loan due in February 2018, and

$171.0 million of Senior Notes due in December 2018), or to fund other liquidity needs. We also regularly evaluate market conditions, our liquidity profile, and various financing alternatives for opportunities to enhance our capital structure. We are continuing to actively pursue various financing alternatives, including refinancing and/or repurchasing our outstanding Senior Notes, incurring additional indebtedness, as well as other opportunities to improve our capital structure. If opportunities are favorable, we may consummate one or more of these initiatives and the amounts involved may be material.

Cash flows (used in) provided by operating activities

Net cash used in operating activities during the 13 weeks ended October 29, 2016 was $45.5 million compared to net cash provided by operating activities of $25.6 million during the 13 weeks ended October 31, 2015.

The change in cash flows from operating activities during the 13 weeks ended October 29, 2016 was primarily due to a $7.3 million decrease in merchandise inventories due to timing of purchases, and a $13.1 million decrease in prepaid expenses and other assets and a $40.4 million decrease in accounts payable, accrued and other current liabilities due to timing of payments.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities during the 13 weeks ended October 29, 2016 was $5.2 million compared to net cash used in investing activities of $3.2 million during the 13 weeks ended October 31, 2015.

The net change during the 13 weeks ended October 29, 2016 was primarily due to a decrease in restricted cash by $10.7 million, offset by capital expenditures which increased to $5.5 million compared to $5.1 million during the 13 weeks ended October 31, 2015.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities during the 13 weeks ended October 29, 2016 was $37.3 million compared to net cash used in financing activities of $21.6 million during the 13 weeks ended October 31, 2015.

The net change during the 13 weeks ended October 29, 2016 was primarily due to increase in line of credit borrowings.

Credit Facilities

ABL Facility

Our senior secured asset-based revolving credit facility (“ABL Revolving Facility”) matures on the earlier of (i) September 24, 2020 and (ii) the date that is 60 days before the scheduled final maturity date of any tranche of the Term Loan (which is currently due to mature in February 2018) or the Notes (which are currently due to mature in December 2018), unless such indebtedness is cumulatively equal to or less than $25.0 million in the aggregate and a reserve against the borrowing base is imposed equal to the amount of such indebtedness. The ABL revolving commitment will therefore mature in December 2017 unless the Term Loan and the Notes (other than an aggregate amount of Term Loans and Notes that is equal to or less than $25.0 million) are refinanced with indebtedness having a final maturity date later than February 2018.

The ABL Revolving Facility provides for financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Revolving Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit and the outstanding amount of the ABL Term Loan. The line of credit available under the ABL Revolving Facility was reduced by letter of credit utilization totaling $30.8 million as of October 29, 2016. Undrawn line of credit availability under the ABL Revolving Facility, after being reduced by outstanding line of credit borrowings, letter of credit utilization and outstanding balance of ABL Term Loan, was $114.2 million as of October 29, 2016, subject to a minimum amount of combined availability and availability. Our undrawn line of credit availability, net of the minimum amount of combined availability and availability, was approximately $92.0 million as of October 29, 2016. We anticipate utilizing our line of credit under the ABL Revolving Facility throughout the course of fiscal 2017 to support seasonal working capital needs.

Line of credit borrowings under the ABL Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of October 29, 2016, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Revolving Facility was 2.8%. In addition to paying interest on outstanding line of credit borrowings under the ABL Revolving Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. It requires the Company and its restricted subsidiaries to maintain a minimum amount of “Combined Availability” and “Availability” for as long as the ABL Term Loan remains outstanding. “Combined Availability” is equal to (a) the ABL Term Loan borrowing base minus (b) the sum of the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization). “Availability” is equal to the lesser of (A) (I) the revolving credit ceiling (which as of October 29, 2016 was $225.0 million) minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization. Under the new availability covenant, the Company and its restricted subsidiaries must maintain (i) Combined Availability in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base; and (ii) Availability in excess of the greater of (X) $17.5 million and (Y) 10% of the lesser of (1) the applicable revolving line of credit borrowing base and (2) the revolving credit ceiling. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding. As of October 29, 2016, we were not required to test compliance with this covenant. The Second Amendment also provided the agent for the ABL Term Loan and the ABL Term Loan lenders with certain consent rights to amendments relating to, among other terms and provisions, the borrowing bases, the availability covenant and certain negative covenants. Apart from the new availability covenant and the change to the financial covenant described above, the other material affirmative and negative covenants and events of default under the ABL Facility were substantially unchanged by the Second Amendment. Failure to maintain the minimum levels of Combined Availability and Availability required by this covenant would result in an event of default under the ABL Facility.

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

ABL Term Loan

On April 22, 2016, we entered into an agreement that provides for a senior secured term loan (the “ABL Term Loan” and together with the ABL Revolving Facility, the “ABL Facility”) of $50.0 million, subject to a borrowing base, the proceeds of which may be used to finance the acquisition of working capital assets, including the purchase of inventory and equipment, in each case in the ordinary course of business, to finance capital expenditures, to finance permitted acquisitions and for general corporate purposes, including repurchases of the Notes. The maturity date of the ABL Term Loan is the same as the maturity date of the ABL Revolving Facility. The ABL Term Loan totaled $49.4 million as of October 29, 2016.

The ABL Term Loan bears interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. Interest is payable monthly. As of October 29, 2016, the interest rate under our ABL Term Loan was 11.1%.

The ABL Term Loan requires us to make quarterly payments equal to $0.6 million, with the balance due on the maturity of the ABL Term Loan, which is the same as the maturity date of the ABL line of credit commitment.

The obligations under the ABL Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the ABL Term Loan.

Term Loan

We also have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. As of October 29, 2016, $769.1 million was outstanding under the Term Loan. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of October 29, 2016, the interest rate under our Term Loan was 5%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using the 26-week transition period ended July 30, 2016 operating results and concluded we are not required to make any excess cash flow payments on the Term Loan during fiscal 2016. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2017. Our next quarterly payment payable under the Term Loan is due in the third quarter of fiscal 2017.

The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

Senior Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% Notes due in December 2018. Interest on the Notes is payable semi-annually. As of October 29, 2016, the Notes payable balance outstanding was $171.0 million (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report).

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2016 Transition Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 2016.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) (Non-GAAP Measure)

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

The following table provides a reconciliation of net loss from continuing operations to Adjusted EBITDA from continuing operations for the periods indicated (in thousands):

	13 Weeks Ended
	October 29, 2016	October 31, 2015
Net loss from continuing operations	$(10,892)	$(13,010)
Net loss from continuing operations attributable to noncontrolling interest	-	1,430

Net loss from continuing operations attributable to The Gymboree Corporation	(10,892)	(11,580)
Reconciling items (a):
Interest expense	19,932	21,906
Interest income	(72)	(6)
Income tax (benefit) expense	(7,054)	835
Depreciation and amortization (b)	9,394	9,792
Non-cash share-based compensation expense	376	813
Loss on disposal/impairment on assets	643	330
Acquisition-related adjustments (c)	3,424	2,563
Other (d)	2,071	1,826

Adjusted EBITDA from continuing operations	$17,822	$26,479

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net loss from continuing operations attributable to The Gymboree Corporation.

(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$350	$384
Amortization of below and above market leases (impacts COGS)	(226)	(198)

	$124	$186

(c) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$1,747	$1,879

Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	1,677	684

	$3,424	$2,563

Acquisition-related adjustments remove the impact of purchase accounting, as a result of the November 23, 2010 Merger (refer to Item 1A. Risk Factors of the Transition Report on Form 10-K for the 26 weeks ended July 30, 2016).

(d) Other is comprised of restructuring and non-recurring charges.

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional	Fair Value	Weighted-
	Amount	Gain (Loss)	Average Rate
October 29, 2016	$7,054	$69	$0.75
July 30, 2016	$10,209	$(123)	$0.77
October 31, 2015	$4,468	$(27)	$0.76

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of October 29, 2016, we had $769.1 million outstanding under our Senior Credit Facilities, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of October 29, 2016, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year. The Term Loan allows us to request additional tranches of term loans in an aggregate amount not to exceed $200 million, subject to the satisfaction of certain conditions, provided that such amount will be subject to reduction by the amount of any additional commitments incurred under the ABL Facility (see Note 6 to the condensed consolidated financial statements included elsewhere in this quarterly report). No incremental facilities are currently in effect.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps through December 23, 2016, the maturity date of the caps. The notional amount of these caps is $700 million.

As of October 29, 2016, July 30, 2016 and October 31, 2015, accumulated other comprehensive loss (before income tax) included approximately $0.7 million, $2.5 million and $5.7 million, respectively, in unrealized losses related to the interest rate caps and forward foreign exchange contracts.

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

Changes in Internal Control over Financial Reporting

During the Company’s first quarter of fiscal 2017, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2016 Transition Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 2016.

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

101

The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the 13 weeks ended October 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

December 9, 2016	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the 13 weeks ended October 29, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Loss, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.