Form 10-Q
period 2017-01-28
GYMBOREE CORP
filed 2017-03-14
CIK 786110

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended January 28, 2017

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

As of March 14, 2017, the registrant had 1,000 shares of common stock outstanding, par value $0.001 per share, all of which are owned by Giraffe Holding, Inc., the registrant’s indirect parent holding company, and are not publicly traded.

*

In order to comply with reporting covenants governing the terms of its indebtedness, the Registrant files periodic and current reports with the SEC, but is not required by law to file reports under Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended.

THE GYMBOREE CORPORATION

Part I—FINANCIAL INFORMATION

Item 1.	Financial Statements

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net sales:
Retail	$352,898	$376,230	$629,208	$665,883
Retail franchise	3,936	5,170	7,453	11,037

Total net sales	356,834	381,400	636,661	676,920
Cost of goods sold, including buying and occupancy expenses	(240,423)	(232,576)	(413,245)	(413,189)

Gross profit	116,411	148,824	223,416	263,731
Selling, general and administrative expenses	(106,210)	(122,393)	(211,364)	(227,420)
Goodwill and intangible asset impairment	(368,069)	—	(368,069)	—

Operating (loss) income	(357,868)	26,431	(356,017)	36,311
Interest expense	(19,433)	(21,377)	(39,365)	(43,283)
Gain on extinguishment of debt	—	41,522	—	41,522
Other income (expense), net	81	(459)	216	(608)

(Loss) income from continuing operations before taxes	(377,220)	46,117	(395,166)	33,942
Income tax benefit (expense)	52,285	(184)	59,339	(1,019)

(Loss) income from continuing operations, net of tax	(324,935)	45,933	(335,827)	32,923
Income from discontinued operations, net of tax	—	2,829	—	6,187

Net (loss) income	(324,935)	48,762	(335,827)	39,110
Net loss attributable to noncontrolling interest	—	677	—	301

Net (loss) income attributable to The Gymboree Corporation	$(324,935)	$49,439	$(335,827)	$39,411

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Net (loss) income	$(324,935)	$48,762	$(335,827)	$39,110

Other comprehensive (loss) income:
Foreign currency translation adjustments	(68)	(1,914)	(442)	(2,156)
Unrealized net (loss) gain on cash flow hedges, net of tax	(1,569)	1,029	(475)	1,639

Total other comprehensive loss	(1,637)	(885)	(917)	(517)

Comprehensive (loss) income	(326,572)	47,877	(336,744)	38,593
Comprehensive loss attributable to noncontrolling interest	—	1,158	—	979

Comprehensive (loss) income attributable to The Gymboree Corporation	$(326,572)	$49,035	$(336,744)	$39,572

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

(Unaudited)

	January 28, 2017	July 30, 2016	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$22,119	$12,636	$9,774
Restricted cash	24,018	33,505	—
Accounts receivable, net of allowance of $380, $270 and $331	14,899	12,290	21,107
Merchandise inventories	210,895	232,959	202,832
Prepaid income taxes	2,062	2,046	2,196
Prepaid expenses	5,510	4,917	6,336
Current assets of discontinued operations	—	—	18,210

Total current assets	279,503	298,353	260,455
Property and equipment, net	134,038	143,751	155,550
Goodwill	123,140	357,041	356,348
Other intangible assets, net	164,874	300,073	303,608
Restricted cash	49,015	73,566	—
Other assets	4,928	5,728	6,170
Other assets of discontinued operations	—	—	58,345

Total assets	$755,498	$1,178,512	$1,140,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$117,352	$134,498	$107,866
Accrued and other current liabilities	80,740	111,909	90,281
Line of credit borrowings	54,000	42,000	19,000
Current portion of long-term debt, net	53,111	5,527	—
Current obligation under capital lease	—	—	605
Current liabilities of discontinued operations	—	—	13,300

Total current liabilities	305,203	293,934	231,052

Long-term liabilities:
Long-term debt, net	925,928	970,902	1,040,506
Long-term sale-leaseback financing liability, net	25,426	25,508	25,578
Long-term obligation under capital lease	—	—	2,245
Lease incentives and other liabilities	41,252	44,167	49,355
Unrecognized tax benefits	6,397	6,475	5,075
Deferred income taxes	60,440	110,799	124,243
Long-term liabilities of discontinued operations	—	—	310

Total liabilities	1,364,646	1,451,785	1,478,364

Commitments and contingencies
Stockholders’ deficit:
Common stock, including additional paid-in capital ($0.001 par value: 1,000 shares authorized, issued and outstanding)	527,871	527,002	525,759
Accumulated deficit	(1,128,678)	(792,851)	(863,539)
Accumulated other comprehensive loss	(8,341)	(7,424)	(10,822)

Total stockholders’ deficit	(609,148)	(273,273)	(348,602)
Noncontrolling interest	—	—	10,714

Total deficit	(609,148)	(273,273)	(337,888)

Total liabilities and stockholders’ deficit	$755,498	$1,178,512	$1,140,476

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	26 Weeks Ended
	January 28, 2017	January 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(335,827)	$39,110
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Goodwill and intangible asset impairment	368,069	—
Depreciation and amortization	18,698	20,459
Gain on extinguishment of debt	—	(41,522)
Inventory write-down	12,999	448
Amortization of deferred financing costs and accretion of original issue discount	4,623	4,164
Non-cash interest expense	2,210	2,168
Loss on disposal/impairment of assets	2,931	3,720
Deferred income taxes	(53,673)	(1,204)
Share-based compensation expense	869	1,515
Other	(266)	549
Change in assets and liabilities:
Accounts receivable	(2,614)	(604)
Merchandise inventories	9,314	35,314
Prepaid income taxes	(16)	425
Prepaid expenses and other assets	(230)	12,935
Accounts payable	(17,145)	(14,764)
Accrued and other current liabilities	(30,785)	9,509
Lease incentives and other liabilities	(2,291)	(1,116)

Net cash (used in) provided by operating activities	(23,134)	71,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(12,139)	(13,907)
Decrease in restricted cash	34,038	8,157
Increase in related party loan receivable	—	(1,741)
Other	—	161

Net cash provided by (used in) investing activities	21,899	(7,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from ABL facility	319,000	187,000
Payments on ABL facility	(307,000)	(238,000)
Payments on ABL term loan	(1,250)	—
Repurchase of notes	—	(15,325)
Payments for deferred financing costs	—	(1,452)
Payments on capital lease and sale-leaseback financing liability	(109)	(374)

Net cash provided by (used in) financing activities	10,641	(68,151)

Effect of exchange rate fluctuations on cash and cash equivalents	77	(958)

Net increase (decrease) in cash and cash equivalents	9,483	(5,333)
CASH AND CASH EQUIVALENTS:
Beginning of period	12,636	23,497

End of period	22,119	18,164
Less - cash and cash equivalents of discontinued operations, end of period	—	(8,390)

Cash and cash equivalents of continuing operations, end of period	$22,119	$9,774

OTHER CASH FLOW INFORMATION:
Cash paid for income taxes, net	$9,614	$1,478
Cash paid for interest	$32,662	$37,701

See notes to condensed consolidated financial statements.

THE GYMBOREE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited interim condensed consolidated financial statements, which include The Gymboree Corporation (the “Company,” “we” or “us”) and our 100%-owned subsidiaries have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. For periods presented prior to the sale of the Gymboree Play & Music business on July 15, 2016, the condensed consolidated financial statements also include Gymboree (China) Commercial and Trading Co. Ltd. (“Gymboree China”) and Gymboree (Tianjin) Educational Informational Consultation Co. Ltd. (“Gymboree Tianjin”) (collectively, the variable interest entity or “VIEs”) (see Note 4). Certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Transition Report on Form 10-K for the 26 weeks ended July 30, 2016 filed with the Securities and Exchange Commission on October 28, 2016.

The accompanying condensed consolidated financial statements reflect all normal and recurring adjustments that are, in the opinion of management, necessary to present fairly our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented (see Note 7 to the condensed consolidated financial statements for goodwill and intangible asset impairment). The results of operations for the 13 weeks (“second quarter of fiscal 2017”) and 26 weeks ended January 28, 2017 are not necessarily indicative of the operating results that may be expected for the 52-week period ending July 29, 2017 (“fiscal 2017”) or any future period.

2. Going Concern Uncertainty

The Company had a loss from continuing operations of $324.9 million and $335.8 million during the 13 weeks and 26 weeks ended January 28, 2017, respectively. Accumulated deficit increased to $1.1 billion as of January 28, 2017. The Company’s net cash used in operating activities was $23.1 million during the 26 weeks ended January 28, 2017. As of January 28, 2017, cash and cash equivalents was $22.1 million and restricted cash was $73.0 million.

As of January 28, 2017, the Company had the following indebtedness totaling $1.043 billion in principal amounts outstanding, of which $871.9 million is due within 12 months from March 14, 2017 (the date of filing this Form 10-Q) (see Note 8):

•	Current liabilities

•	$54.0 million of borrowings from ABL line of credit facility, due in December 2017
•	$48.8 million of ABL Term loan, due in December 2017
•	$6.5 million of Term loan, due in March, June, September, and December 2017

•	Long-term liabilities

•	$762.6 million of Term loan, due in February 2018
•	$171.0 million of Senior Notes, due in December 2018

Cash and cash equivalents and forecasted cash flows from operations are not sufficient to meet such obligations that will mature over the next 12 months from March 14, 2017. In addition, future borrowings may not be available or may not be sufficient to enable the Company to pay its indebtedness or to fund its working capital needs over the next 12 months.

The Company must refinance all or a portion of its indebtedness in order to sustain its liquidity requirements. If the Company is unable to refinance its indebtedness, or obtain funds necessary to meet required repayments of its indebtedness, or if it otherwise fails to comply with the various covenants in the instruments governing its indebtedness, the Company would be in default under the terms of the agreements governing such indebtedness. In addition, if the Company’s independent registered public accounting firm includes a qualification or exception regarding the Company’s ability to continue as a going concern in its audit report and opinion regarding the Company’s annual consolidated financial statements, an event of default would be triggered.

As a result, the Company is in discussions with a number of lenders and bondholders to attempt to comprehensively restructure or refinance our outstanding debt obligations. While the Company has retained advisors to assist it with this process, no agreements with lenders and bondholders have been made and such discussions may not lead to a transaction.

The accompanying condensed consolidated financial statements as of and for the six months ended January 28, 2017 have been prepared assuming that the Company will continue as a going concern. There is significant uncertainty regarding the Company’s ability to repay its debt obligations that are due in December 2017 and February 2018. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans concerning these matters are discussed above. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this going concern uncertainty.

3. Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No: 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. Under this ASU, step 2 of the goodwill impairment test will be removed. The same one-step impairment test will be applied to goodwill at all reporting units, but an impairment charge will be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. In addition, income tax effects from any tax deductible goodwill shall also be considered in measuring goodwill impairment loss, if applicable. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the total beginning and ending amounts on the statement of cash flows. This ASU also requires reporting of cash and restricted cash separately on the balance sheet to reconcile those amounts to the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We do not believe the adoption of this ASU will have a significant impact to our condensed consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under this ASU, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Although we have not yet determined the impact of the new standard due to the substantial number of leases that we have, we believe this ASU will increase assets and liabilities by the same material amount on our condensed consolidated balance sheet.

Effective during the first quarter of fiscal 2016, we adopted ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs and applied the provisions retrospectively to all prior periods. As a result of this adoption, the unamortized debt issuance costs associated with our long-term debt and long-term sale-leaseback financing liability are presented as an offset against the long-term debt and long-term sale-leaseback financing liability, while the unamortized debt issuance costs associated with our line of credit under our ABL Revolving Facility are included in other assets in the accompanying condensed consolidated balance sheets. Below is a summary of the changes made in the accompanying condensed consolidated balance sheets as of January 30, 2016 (in thousands):

	As Reported	Reclassification	Other Assets of Discontinued Operations	As Restated
ASSETS:
Deferred financing costs	$19,019	$(19,019)	$—	$—
Other assets	$5,044	$2,751	$(1,625)	$6,170
Total assets	$1,156,744	$(16,268)	$—	$1,140,476

LIABILITIES AND STOCKHOLDERS’ DEFICIT:
Long-term debt, net	$1,055,945	$(15,439)	$—	$1,040,506
Long-term sale-leaseback financing liability, net	$26,407	$(829)	$—	$25,578
Total liabilities	$1,494,632	$(16,268)	$—	$1,478,364
Total liabilities and stockholders’ deficit	$1,156,744	$(16,268)	$—	$1,140,476

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, to provide guidance on principles and definitions to reduce diversity in the timing and content of disclosures when evaluating whether there is substantial doubt about an organization’s ability to continue as a going concern. This ASU is effective for our annual fiscal year ending July 29, 2017. As of January 28, 2017, management concluded that there is substantial doubt about the Company’s ability to continue as a going concern (see Note 2).

ASU No. 2014-09, Revenue from Contracts with Customers, clarifies the principles of recognizing revenue and creates common revenue recognition guidance between U.S. generally accepted accounting principles and International Financial Reporting Standards. The effective date of ASU 2014-09 is for fiscal years and interim periods within those years beginning after December 15, 2017. We have not yet determined the impact of the new standard on our condensed consolidated financial statements.

4. Discontinued Operations

On July 15, 2016, we closed a transaction to sell all of the equity and certain intellectual property attributable to Gymboree Play Programs, Inc. (“Play & Music” or “GPPI”), the Company’s global Play & Music business, to Zeavion Holding Pte. Ltd. (“Zeavion”). Upon closing, the Company received consideration of $128.1 million, approximately $109.9 million of which was restricted under the Term Loan to (i) reduce the Term Loan; or (ii) fund the acquisition, maintenance, development, construction, improvement, upgrade or repair of assets deemed to be useful in the business; or (iii) pay income taxes associated with the gain on the sale of GPPI. During the 26 weeks ended January 28, 2017, the Company used $34.0 million of restricted cash to fund allowable expenditures under the Term Loan and pay income taxes associated with the gain on sale of GPPI. As of January 28, 2017, the remaining balance of the restricted cash attributable to the sale of GPPI was $73.0 million.

Concurrent with the July 15, 2016 sale of GPPI, our VIEs, Gymboree Tianjin (master franchisee of Gymboree Play & Music in China) and Gymboree China (operator of Gymboree retail stores in China), indirectly controlled by Gymboree Holding, Ltd. and investment funds sponsored by Bain Capital, were also sold to Zeavion.

In accordance with ASC 205-20, Presentation - Discontinued Operations, the sale of our global Play & Music business (including GPPI and Gymboree Tianjin) was determined to represent a strategic shift to the Company’s business and therefore, the financial results of GPPI and Gymboree Tianjin as of and for the 13 weeks and 26 weeks ended January 30, 2016 have been reported as discontinued operations in the accompanying condensed consolidated financial statements. Due to its insignificance to our consolidated financial statements, Gymboree China has not been reported as discontinued operations. However, pursuant to ASC 810-10, Consolidation, we have deconsolidated Gymboree China’s financial results as of July 15, 2016, the date of sale, as we are no longer the primary beneficiary.

Gymboree Play & Music was previously reported under the Gymboree Play & Music reportable segment while Gymboree Tianjin and Gymboree China were previously reported under the VIE reportable segment in our segment footnote disclosure.

Below is the composition of income from discontinued operations during the 13 weeks and 26 weeks ended January 30, 2016 (in thousands):

	13 Weeks Ended January 30, 2016	26 Weeks Ended January 30, 2016
Net sales	$10,976	$20,897
Cost of goods sold, including occupancy expenses	(2,356)	(4,403)
Selling, general and administrative expenses	(5,214)	(8,753)
Other expense, net	(60)	(43)

Income from discontinued operations, before tax	3,346	7,698
Income tax expense	(517)	(1,511)

Income from discontinued operations, net of tax	2,829	6,187
Income from discontinued operations attributable to noncontrolling interest	(1,023)	(2,856)

Income from discontinued operations attributable to The Gymboree Corporation	$1,806	$3,331

Income from discontinued operations, before tax during the 13 weeks and 26 weeks ended January 30, 2016 consists of (in thousands):

	13 Weeks Ended January 30, 2016	26 Weeks Ended January 30, 2016
Income from discontinued operations attributable to The Gymboree Corporation, before tax	$1,892	$3,533
Income from discontinued operations attributable to noncontrolling interest, before tax	1,454	4,165

Total income from discontinued operations, before tax	$3,346	$7,698

Below is a summary of the assets and liabilities of discontinued operations as of January 30, 2016 (in thousands):

ASSETS:
Cash and cash equivalents	$8,390
Accounts receivable, net	5,589
Merchandise inventories	3,810
Other current assets	421

Total current assets of discontinued operations	18,210

Property and equipment, net	2,928
Goodwill	16,389
Other intangible assets, net	37,403
Other assets	1,625

Total other assets of discontinued operations	58,345

Total assets of discontinued operations	$76,555

LIABILITIES:
Accounts payable and accrued liabilities	$13,300
Other long-term liabilities	310

Total liabilities of discontinued operations	$13,610

Below is a summary of cash flows from operating and investing activities attributable to continuing and discontinued operations during the 26 weeks ended January 30, 2016 (in thousands):

CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by operating activities of continuing operations	$61,780
Net cash provided by operating activities of discontinued operations	9,326

Net cash provided by operating activities	$71,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities of continuing operations	$(5,067)
Net cash used in investing activities of discontinued operations	(2,263)

Net cash used in investing activities	$(7,330)

5. Fair Value Measurements

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Our assets and liabilities measured at fair value on a recurring basis include money market funds (Level 1) and forward foreign exchange contracts (Level 2). The fair value of money market funds was $73.2 million and $110.3 million as of January 28, 2017 and July 30, 2016, respectively. We had no money market funds as of January 30, 2016. The fair value of the forward foreign exchange contracts was $123,000 (liability) and $145,000 (liability) as of July 30, 2016 and January 30, 2016, respectively. There were no outstanding forward foreign exchange contracts as of January 28, 2017.

The carrying value of cash, receivables and payables approximate their estimated fair value due to the short maturities of these instruments.

We estimate the fair value of our line of credit borrowings and long-term debt using current market yields. These current market yields are considered Level 2 inputs. The estimated fair value of the line of credit borrowings and long-term debt is as follows (in thousands):

	January 28, 2017		July 30, 2016		January 30, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Term loan	$769,102	$396,088	$769,102	$592,209	$769,102	$399,933
Notes	171,006	58,997	171,006	68,402	287,575	71,894
ABL term loan	48,750	48,750	50,000	50,000	—	—
Line of credit borrowings	54,000	54,000	42,000	42,000	19,000	19,000
Less unamortized discount and deferred financing costs	(9,819)	—	(13,679)	—	(16,171)	—

Total	$1,033,039	$557,835	$1,018,429	$752,611	$1,059,506	$490,827

Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Our non-financial assets, which primarily consist of goodwill, other intangible assets, merchandise inventories and property and equipment, are not required to be measured at fair value on a recurring basis and are reported at carrying value. However, on a periodic basis whenever events or changes in circumstances indicate their carrying value may not be fully recoverable, and at least annually for goodwill and indefinite-lived intangible assets, non-financial assets are assessed for impairment and, if applicable, written-down to and recorded at fair value, considering external market participant assumptions.

During the 13 weeks and 26 weeks ended January 28, 2017, we recorded $233.8 million of goodwill impairment in the Gymboree Retail reporting unit and $134.3 million of impairment on our indefinite-lived intangible assets (trade names) based upon Level 3 inputs (see Note 7).

During the 13 weeks and 26 weeks ended January 28, 2017, we recorded $11.6 million and $13.0 million, respectively, of inventory charges related to excess inventories, primarily related to Gymboree and Crazy 8 brands based upon Level 3 inputs (see Note 6).

During the 13 weeks and 26 weeks ended January 28, 2017, we recorded property and equipment impairment charges of $1.5 million and $2.0 million, respectively, related to assets of under-performing stores. During the 13 weeks and 26 weeks ended January 30, 2016, we recorded property and equipment impairment charges of $0.7 million and $0.7 million, respectively, related to assets of under-performing stores. The fair market value of these non-financial assets was determined using the income approach and Level 3 inputs, which required management to make significant estimates about future cash flows. Management estimates the amount and timing of future cash flows based on historical operating results and its experience and knowledge of the retail market in which each store operates. These impairment charges are included in selling, general and administrative (“SG&A”) expenses in the accompanying condensed consolidated statements of operations.

6. Merchandise Inventories

Merchandise inventories are recorded at the lower of cost or market (“LCM”), with cost determined on a weighted-average basis. We review our inventory levels to identify slow-moving merchandise and broken assortments (items no longer in stock in a sufficient range of sizes). The Company recorded $11.6 million and $13.0 million of inventory charges related to excess inventories during the 13 weeks and 26 weeks ended January 28, 2017, respectively, primarily related to Gymboree and Crazy 8 brands. The Company recorded $0.4 million of inventory charges related to excess inventories during the 13 weeks and 26 weeks ended January 30, 2016. The inventory charges recorded during the 13 weeks and 26 weeks ended January 28, 2017 were primarily attributable to a build-up of inventory resulting from weak operating performance in those brands.

7. Goodwill and Other Intangible Assets

Goodwill

Goodwill allocated to our reporting units as of January 28, 2017, July 30, 2016 and January 30, 2016 is as follows (in thousands):

	Gymboree Retail	Gymboree Outlet	Janie and Jack	Total Retail Stores Segment	International Retail Franchise Segment	Total

Balance, January 30, 2016	$233,208	$65,363	$34,141	$332,712	$23,636	$356,348
Adjustments during the 26 weeks ended July 30, 2016:
Goodwill impairment loss	—	—	—	—	—	—
Effect of exchange rate fluctuations	693	—	—	693	—	693

Balance, July 30, 2016	233,901	65,363	34,141	333,405	23,636	357,041
Adjustments during the 26 weeks ended January 28, 2017:
Goodwill impairment loss	(233,769)	—	—	(233,769)	—	(233,769)
Effect of exchange rate fluctuations	(132)	—	—	(132)	—	(132)

Balance, January 28, 2017	$—	$65,363	$34,141	$99,504	$23,636	$123,140

Goodwill Impairment

Goodwill is allocated to our reporting units, which are the same as our operating segments: Gymboree Retail (including an online store), Gymboree Outlet, Janie and Jack (including an online store), and International Retail Franchise. We evaluate goodwill for impairment on an annual basis at the end of our fourth fiscal period (fiscal November) each year and at an interim date, if indicators of impairment exist.

The goodwill impairment analysis for the reporting units was based on our projection of revenues, gross margin, operating costs and cash flows considering historical and estimated future results, general economic and market conditions, as well as the impact of planned business and operational strategies. We based our fair value estimates on assumptions we believed to be reasonable at the time, but such assumptions are subject to inherent uncertainty. Actual results may differ from those estimates. The valuations employed present value techniques to measure fair value and considered market factors and reporting unit specific developments. We primarily used an income approach to value these reporting units. The discount rates used in the income approach ranged from 8.5% to 17.0%. We also considered a market approach. Assumptions used in the market approach include valuation multiples based on analysis of multiples for comparable public companies. Finally, specific weights were applied to the components of each approach to estimate the total implied fair value. These weights are estimates by management and are developed based on the specific characteristics, risks and uncertainties of each reporting unit.

We performed our annual goodwill impairment test as of November 26, 2016. The Company started experiencing more difficult traffic and conversion trends beginning in the second quarter of fiscal 2017. The sustained difficult performance was not anticipated in previous projections that assumed an improvement in traffic and conversion trends. As a result, the Company revised its long term assumptions to reflect lower than previously projected revenue and margin growth trends primarily in its Gymboree and Crazy 8 brands. Our updated operating forecasts were significantly lower than those used in previous goodwill impairment assessments due to:

•	continued weak performance that the Company experienced during the 13 weeks ended January 28, 2017; comparable stores sales declined 5% in such periods, including a 6% decline in our Gymboree brand;

•	difficult traffic trends in retail malls and an increase in promotional activities;

•	revised growth assumptions based on estimates of future operations;

•	lower than expected 2016 holiday sales which led to inventory write-downs of $11.6 million during the 13 weeks ended January 28, 2017;

•	going concern uncertainty due to significant debt obligations that become due over the next 12 months;

•	liquidity issues that will hamper new store openings; and

•	softening of the retail environment that began in the fall of 2016 and has continued into 2017.

The first step of the two-step goodwill impairment test determined that the fair value of the Gymboree Retail reporting unit was below its carrying value. Therefore, we performed step two of the goodwill impairment test to measure the goodwill impairment loss. Under step two, the fair values of tangible and intangible assets and liabilities of the Gymboree Retail reporting unit were estimated for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of each reporting unit’s goodwill was then compared to its carrying value to determine the amount of goodwill impairment.

We determined there was goodwill impairment in the Gymboree Retail reporting unit of $233.8 million, which was recorded during the 13 weeks and 26 weeks ended January 28, 2017.

Other Intangible Assets

Other intangible assets consist of the following (in thousands):

	Intangible Assets Not Subject to Amortization - Trade Names
	Gymboree	Gymboree Outlet	Janie and Jack	Crazy 8	Total	Intangible Assets Subject to Amortization	Total Other Intangible Assets

Balance, January 30, 2016	$202,200	$38,300	$42,200	$18,500	$301,200	$2,408	$303,608
Adjustments during the 26 weeks ended July 30, 2016:
Intangible asset impairment loss	—	—	—	(2,600)	(2,600)	—	(2,600)
Amortization expense	—	—	—	—	—	(935)	(935)

Balance, July 30, 2016	202,200	38,300	42,200	15,900	298,600	1,473	300,073
Adjustments during the 26 weeks ended January 28, 2017:
Intangible asset impairment loss	(105,500)	(14,600)	—	(14,200)	(134,300)	—	(134,300)
Amortization expense	—	—	—	—	—	(899)	(899)

Balance, January 28, 2017	$96,700	$23,700	$42,200	$1,700	$164,300	$574	$164,874

Indefinite-Lived Intangible Assets Impairment

We evaluate indefinite-lived intangible assets for impairment on an annual basis at the end of our fourth fiscal period (fiscal November) each year and at an interim date, if indicators of impairment exist.

We performed our annual impairment test of indefinite-lived intangible assets as of November 26, 2016. Our updated operating forecasts were significantly lower than those used in previous impairment assessments due to the same factors described in our annual goodwill impairment test above. Our annual impairment test indicated that the fair values of our trade names were below their carrying values and, as a result, we recorded a $134.3 million impairment charge during the 13 weeks ended January 28, 2017 related to trade names of our Retail Stores segment.

8. Line of Credit and Long-term Debt

Line of credit borrowings and long-term debt consist of (in thousands):

	January 28, 2017	July 30, 2016	January 30, 2016

Line of credit borrowings	$54,000	$42,000	$19,000

Long-term debt -
ABL term loan due December 2017, LIBOR plus 10.25%
Principal amount	$48,750	$50,000	$—
Less unamortized deferred financing costs	(2,141)	(3,228)	—

ABL term loan, net of unamortized deferred financing costs	46,609	46,772	—

Term loan due February 2018, Adjusted LIBOR (with a floor of 1.5%) plus 3.5%
Principal amount	769,102	769,102	769,102
Less unamortized deferred financing costs	(4,200)	(6,062)	(7,873)
Less unamortized discount	(390)	(563)	(732)

Term loan, net of unamortized discount and deferred financing costs	764,512	762,477	760,497

Senior notes due December 2018, 9.125%
Principal amount	171,006	171,006	287,575
Less unamortized deferred financing costs	(3,088)	(3,826)	(7,566)

Senior notes, net of unamortized deferred financing costs	167,918	167,180	280,009

Total long-term debt, net of unamortized discount and deferred financing costs	979,039	976,429	1,040,506
Less current portion of long-term debt, net of unamortized deferred financing cost	(53,111)	(5,527)	—

Long-term portion of long-term debt, net of unamortized discount and deferred financing costs	$925,928	$970,902	$1,040,506

Total line of credit borrowings and long-term debt, net of unamortized discount and deferred financing costs	$1,033,039	$1,018,429	$1,059,506

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

The ABL Revolving Facility provides for financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Revolving Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit and the outstanding amount of the ABL Term Loan. The line of credit available under the ABL Revolving Facility was reduced by letter of credit utilization totaling $34.6 million as of January 28, 2017. Undrawn line of credit availability under the ABL Revolving Facility, after being reduced by outstanding line of credit borrowings, letter of credit utilization and outstanding balance of ABL Term Loan, was $90.7 million as of January 28, 2017, subject to a minimum amount of “Combined Availability” and “Availability” as defined below. Our undrawn line of credit availability, net of the minimum amount of combined availability and availability, was $67.9 million as of January 28, 2017.

Line of credit borrowings under the ABL Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of January 28, 2017, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Revolving Facility was 3.7%. In addition to paying interest on outstanding line of credit borrowings under the ABL Revolving Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. It requires the Company and its restricted subsidiaries to maintain a minimum amount of “Combined Availability” and “Availability” for as long as the ABL Term Loan remains outstanding. “Combined Availability” is an amount equal to (a) the ABL Term Loan borrowing base minus (b) the sum of the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization. “Availability” is equal to the lesser of (A) (I) the revolving credit ceiling (which as of January 28, 2017 was $225.0 million) minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization. Under the availability covenant, the Company and its restricted subsidiaries must maintain (i) Combined Availability in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base, and (ii) Availability in excess of the greater of (x) $17.5 million and (y) 10% of the lesser of (A) the applicable revolving line of credit borrowing base and (B) the revolving credit ceiling. Failure to maintain the minimum levels of Combined Availability and Availability required by this covenant would result in an event of default under the ABL Facility. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding. As of January 28, 2017, we were not required to test compliance with this covenant.

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

The obligations under the ABL Facility are secured, subject to certain exceptions, by substantially all of our assets. Our 100%-owned domestic subsidiaries have fully and unconditionally guaranteed our obligations under the ABL Facility (see Note 16).

ABL Term Loan

On April 22, 2016, we entered into an agreement that provides for a senior secured term loan (the “ABL Term Loan” and together with the ABL Revolving Facility, the “ABL Facility”) of $50.0 million, subject to a borrowing base, the proceeds of which may be used to finance the acquisition of working capital assets, including the purchase of inventory and equipment, in each case in the ordinary course of business, to finance capital expenditures, to finance permitted acquisitions and for general corporate purposes, including repurchases of the Notes. The maturity date of the ABL Term Loan is the same as the maturity date of the ABL Revolving Facility. The principal balance of the ABL Term Loan was $48.8 million as of January 28, 2017.

The ABL Term Loan bears interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. Interest is payable monthly. As of January 28, 2017, the interest rate under our ABL Term Loan was 11.2%.

The ABL Term Loan requires us to make quarterly payments equal to $0.6 million, with the balance due on the maturity of the ABL Term Loan, which is the same as the maturity date of the ABL revolving commitment.

The obligations under the ABL Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the ABL Term Loan (see Note 16).

Term Loan

We have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of January 28, 2017, the interest rate under our Term Loan was 5.0%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow for the 26-week transition period ended July 30, 2016 and concluded that we are not required to make any excess cash flow payments on the Term Loan during fiscal 2017. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2017. Our next quarterly payment payable under the Term Loan is due in the third quarter of fiscal 2017.

The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan (see Note 16).

Senior Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% Senior Notes due in December 2018 (the “Notes”). Interest on the Notes is payable semi-annually. If the Company or our subsidiaries sell certain assets, we generally must either invest the net cash proceeds from such sale in our business within a certain period of time, use the proceeds to prepay senior secured debt (see Note 4), or make an offer to purchase a principal amount of the Notes equal to the excess net cash proceeds at a redemption price equal to 100% of the principal amount of the Notes redeemed plus accrued and unpaid interest.

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

Future minimum principal payments on long-term debt

Future minimum principal payments on long-term debt, excluding amortization of deferred financing costs of $9.4 million and accretion of original issue discount (“OID”) of $0.4 million as of January 28, 2017, are as follows (in thousands):

Fiscal years ending	Principal Payments
July 29, 2017	$4,277
August 4, 2018	813,575
August 3, 2019	171,006

Total	$988,858

9. Sale-Leaseback of Dixon Distribution Center

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

Payments (including interest) made by the Company related to the sale-leaseback financing liability during the 26 weeks ended January 28, 2017 and January 30, 2016 totaled $0.9 million and $0.9 million, respectively. The interest portion of the payments was $0.8 and $0.8 million during the 26 weeks ended January 28, 2017 and January 30, 2016, respectively.

As of January 28, 2017, future payments on the sale-leaseback financing liability, excluding renewals, are as follows (in thousands):

Fiscal years ending	Payments
July 29, 2017	$908
August 4, 2018	1,834
August 3, 2019	1,856
August 1, 2020	1,880
July 31, 2021	1,903
July 30, 2022	1,927
Thereafter	28,485

Total payments	38,793
Less amount representing interest	(12,384)
Less unamortized deferred financing costs	(739)

Total sale-leaseback financing liability, net of unamortized deferred financing costs	25,670
Less current portion of sale-leaseback financing liability included in accrued and other current liabilities	(244)

Long-term portion of sale-leaseback financing liability, net of unamortized deferred financing costs	$25,426

As of January 28, 2017, the net carrying value of the Dixon distribution center included in property and equipment on our condensed consolidated balance sheets amounted to $18.2 million.

10. Derivative Financial Instruments

We had the following outstanding derivatives designated as cash flow hedges (U.S. dollars in thousands):

	January 28, 2017		July 30, 2016		January 30, 2016
	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)	Number of Instruments	Notional (USD)
Interest rate derivatives
Purchased interest rate caps	—	$—	4	$700,000	4	$700,000
Foreign exchange derivatives
Forward foreign exchange contracts	—	—	5	8,666	6	5,492

Total	—	$—	9	$708,666	10	$705,492

The interest rate caps matured in December 2016. There were no outstanding forward foreign exchange contracts designated as cash flow hedges as of January 28, 2017.

The Company had one forward foreign exchange contract with a notional amount of $1.5 million as of July 30, 2016 that was not designated as a hedge. There were no forward foreign exchange contracts that were not designated as hedges as of January 28, 2017 and January 30, 2016.

The tables below present the pre-tax effect of all of our derivative financial instruments on the condensed consolidated statements of operations and comprehensive income (loss) (in thousands).

	13 Weeks Ended January 28, 2017

	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$—	Interest expense	$(841)
Forward foreign exchange contracts	(1)	Cost of goods sold	(5)

Total	$(1)		$(846)

	13 Weeks Ended January 30, 2016
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$—	Interest expense	$(1,124)
Forward foreign exchange contracts	34	Cost of goods sold	86

Total	$34		$(1,038)

	26 Weeks Ended January 28, 2017

	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$—	Interest expense	$(2,210)
Forward foreign exchange contracts	113	Cost of goods sold	(232)

Total	$113		$(2,442)

	26 Weeks Ended January 30, 2016
	Gains / (Losses) Recognized in OCI on Derivative (Effective Portion)	Location of Gains (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)	Gains / (Losses) Reclassified from Accumulated OCI into Income (Effective Portion)
Interest rate caps	$(1)	Interest expense	$(2,168)
Forward foreign exchange contracts	12	Cost of goods sold	138

Total	$11		$(2,030)

11. Income Taxes

As of January 28, 2017, July 30, 2016, and January 30, 2016, unrecognized tax benefits were $6.1 million, $6.3 million and $6.4 million, respectively. We believe it is reasonably possible that the total amount of unrecognized tax benefits of $6.1 million as of January 28, 2017 will decrease by as much as $0.9 million during the next 12 months due to the resolution of certain tax contingencies and lapses of applicable statutes of limitation.

As of January 28, 2017, July 30, 2016, and January 30, 2016, deferred income tax liabilities, net were $60.4 million, $110.8 million, and $124.2 million, respectively. As of January 28, 2017, July 30, 2016, and January 30, 2016, deferred income tax assets, net were $2.5 million, $2.2 million, and $2.9 million, respectively, which are included in other assets. As of January 28, 2017, July 30, 2016, and January 30, 2016, the total valuation allowance against deferred tax assets was $33.9 million, $30.6 million, and $63.2 million, respectively. We establish a valuation allowance when it is “more likely than not” that all or a portion of deferred tax assets will not be realized. We consider all available positive and negative evidence in evaluating whether a valuation allowance is required, including prior earnings history, actual earnings over the previous 12 quarters on a cumulative basis, carryback and carryforward periods, and tax planning strategies that could potentially enhance the likelihood of realization of a deferred tax asset. We continue to have a valuation allowance against all net deferred tax assets in U.S. federal, unitary state, and Australian jurisdictions, excluding indefinite-lived deferred tax assets and liabilities. We intend to maintain a valuation allowance until sufficient positive evidence exists to support its reversal.

During the 13 weeks and 26 weeks ended January 28, 2017, the tax effects in accumulated other comprehensive income (“OCI”), which related to unrealized losses attributable to the interest rate caps, totaling $2.4 million and $3.0 million, respectively, were reclassified from accumulated OCI and recorded to income tax benefit, primarily as a result of the maturity of the interest rate caps in December 2016.

12. Commitments and Contingencies

Commitments

There have been no significant changes to our contractual obligations and commercial commitments as disclosed in our Transition Report on Form 10-K as of July 30, 2016 (see Notes 7, 11 and 14), other than those which occur in the normal course of business, except as described below.

On December 1, 2016, the Company entered into a sublease agreement for approximately 80,000 square feet of office space in San Francisco, California. The Company expects to use the subleased premises as its new corporate headquarters. The sublease is expected to commence on or before April 1, 2017 and will expire on July 15, 2022, subject to the Company’s option to extend the sublease until July 15, 2025, if it meets certain performance criteria. The total minimum base rent during the lease term, excluding the extension period of 3 years, is approximately $20.0 million. In addition, the Company delivered a security deposit to the sublessor in the form of two letters of credit aggregating $5.7 million to guarantee payment of the Company’s rent obligations and to cover payment for any damages in the event a termination fee is triggered pursuant to the sublease agreement.

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

13. Accumulated Other Comprehensive Loss

The following table shows the components of accumulated other comprehensive loss (“OCI”), net of tax, as of the periods ended (in thousands):

	January 28, 2017	July 30, 2016	January 30, 2016
Foreign currency translation	$(8,445)	$(8,003)	$(9,236)
Accumulated changes in fair value of derivative financial instruments, net of tax	104	579	(1,586)

Total accumulated other comprehensive loss	$(8,341)	$(7,424)	$(10,822)

Changes in the accumulated OCI balance by component were as follows as of and for the periods ended (in thousands):

	13 Weeks Ended January 28, 2017
	Foreign Currency	Derivatives	Total Accumulated Comprehensive (Loss) Income
Beginning balance	$(8,377)	$1,673	$(6,704)

Other comprehensive loss recognized before reclassifications	(68)	(1)	(69)
Amounts reclassified from accumulated other comprehensive (loss) income to earnings	—	846	846
Tax benefit	—	(2,414)	(2,414)

Net current-period other comprehensive loss	(68)	(1,569)	(1,637)

Ending balance	$(8,445)	$104	$(8,341)

	13 Weeks Ended January 30, 2016
	Foreign Currency	Derivatives	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(7,803)	$(2,615)	$(10,418)

Other comprehensive (loss) income recognized before reclassifications	(1,914)	34	(1,880)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	1,038	1,038
Tax benefit	—	(43)	(43)

Net current-period other comprehensive (loss) income	(1,914)	1,029	(885)

Other comprehensive loss attributable to noncontrolling interest	481	—	481

Ending balance	$(9,236)	$(1,586)	$(10,822)

	26 Weeks Ended January 28, 2017
	Foreign Currency	Derivatives	Total Accumulated Comprehensive (Loss) Income
Beginning balance	$(8,003)	$579	$(7,424)

Other comprehensive (loss) income recognized before reclassifications	(442)	113	(329)
Amounts reclassified from accumulated other comprehensive (loss) income to earnings	—	2,442	2,442
Tax benefit	—	(3,030)	(3,030)

Net current-period other comprehensive loss	(442)	(475)	(917)

Ending balance	$(8,445)	$104	$(8,341)

	26 Weeks Ended January 30, 2016
	Foreign Currency	Derivatives	Total Accumulated Comprehensive (Loss) Income Including Noncontrolling Interest
Beginning balance	$(7,758)	$(3,225)	$(10,983)

Other comprehensive (loss) income recognized before reclassifications	(2,156)	11	(2,145)
Amounts reclassified from accumulated other comprehensive loss to earnings	—	2,030	2,030
Tax benefit	—	(402)	(402)

Net current-period other comprehensive (loss) income	(2,156)	1,639	(517)

Other comprehensive loss attributable to noncontrolling interest	678	—	678

Ending balance	$(9,236)	$(1,586)	$(10,822)

14. Related Party Transactions

We incurred approximately $0.7 million and $0.8 million in management fees and reimbursement of out-of-pocket expenses to Bain Capital Private Equity, LP (“Bain Capital”) during the 13 weeks ended January 28, 2017 and January 30, 2016, respectively. We incurred approximately $1.5 million and $1.3 million in management fees and reimbursement of out-of-pocket expenses to Bain Capital during the 26 weeks ended January 28, 2017 and January 30, 2016, respectively. As of January 28, 2017, July 30, 2016 and January 30, 2016, we had a payable balance of $1.4 million, $1.6 million and $0.2 million, respectively, to Bain Capital. Management fees payable to Bain Capital as of January 28, 2017 and July 30, 2016 include approximately $1.3 million fees arising from the sale of Gymboree Play & Music on July 15, 2016 (see Note 4).

We incurred approximately $0.4 million and $0.6 million in expenses related to services purchased from LogicSource, a company owned by funds associated with Bain Capital, during the 13 weeks ended January 28, 2017 and January 30, 2016, respectively. We incurred approximately $0.5 million and $1.0 million in expenses related to services purchased from LogicSource, during the 26 weeks ended January 28, 2017 and January 30, 2016, respectively. As of January 28, 2017 and July 30, 2016, we had no payable to LogicSource. As of January 30, 2016, we had a payable balance of $0.1 million to LogicSource.

As of January 28, 2017 and July 30, 2016, we had a receivable balance of $0.4 million from our indirect parent, Giraffe Holding, Inc., which relates primarily to income taxes and withholding taxes. We had no receivable from Giraffe Holding, Inc. as of January 30, 2016.

15. Segment Information

As of January 28, 2017, our reportable segments include (1) retail stores (including online stores) and (2) International Retail Franchise (“Retail Franchise”). On July 15, 2016, the Company sold its Gymboree Play & Music segment and Gymboree Investment Holdings L.P. sold Gymboree Tianjin and Gymboree China, which were previously included under “VIEs” in our segment disclosure. The results of Gymboree Play & Music and Gymboree Tianjin are presented as discontinued operations during the 13 weeks and 26 weeks ended January 30, 2016, while Gymboree China was deconsolidated as of July 15, 2016, the date of sale (see Note 4).

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

Net sales and gross profit of each reportable segment were as follows for the periods ended (in thousands):

	13 Weeks Ended January 28, 2017
	Retail Stores	International Retail Franchise	Total
Net sales	$352,898	$3,936	$356,834
Gross Profit	$114,418	$1,993	$116,411

	13 Weeks Ended January 30, 2016
	Retail Stores	International Retail Franchise	VIE	Intersegment Elimination	Total
Net sales	$374,112	$5,349	$2,118	$(179)	$381,400
Gross Profit	$145,068	$3,018	$917	$(179)	$148,824

	26 Weeks Ended January 28, 2017
	Retail Stores	International Retail Franchise	Total
Net sales	$629,208	$7,453	$636,661
Gross Profit	$219,798	$3,618	$223,416

	26 Weeks Ended January 30, 2016
	Retail Stores	International Retail Franchise	VIE	Intersegment Elimination	Total
Net sales	$661,960	$11,378	$3,923	$(341)	$676,920
Gross Profit	$256,672	$6,207	$1,193	$(341)	$263,731

Net retail sales of the retail stores segment by brand and VIE (Gymboree China) were as follows for the periods ended (in thousands):

	Gymboree (1)	Janie and Jack	Crazy 8	Total Before VIE	VIE	Total
13 weeks ended January 28, 2017	$227,635	$44,934	$80,329	$352,898	$—	$352,898
13 weeks ended January 30, 2016	$244,237	$44,444	$85,431	$374,112	$2,118	$376,230

26 weeks ended January 28, 2017	$404,106	$79,952	$145,150	$629,208	$—	$629,208
26 weeks ended January 30, 2016	$430,660	$78,044	$153,256	$661,960	$3,923	$665,883

(1)	This includes the net retail sales for Gymboree Retail and Gymboree Outlet operating segments.

Interest expense, depreciation and amortization expense and capital expenditures have not been separately disclosed above as the amounts primarily relate to the retail segment. Intersegment revenues for the International Retail Franchise segment were $0.2 million and $0.3 million during the 13 weeks and 26 weeks ended January 30, 2016, respectively.

Below is a summary of total assets of each reportable segment as of the periods ended (in thousands):

	Total Assets
	Retail Stores	International Retail Franchise	VIE	Intersegment Elimination	Discontinued Operations	Total
January 28, 2017	$728,915	$26,583	$—	$—	$—	$755,498
July 30, 2016	$1,151,745	$26,767	$—	$—	$—	$1,178,512
January 30, 2016	$1,027,622	$28,791	$8,068	$(560)	$76,555	$1,140,476

We attribute retail store revenues to individual countries based on the selling location. All sales for International Retail Franchise are attributable to the U.S. geographic segment.

Net sales of our two geographical areas, United States and International, were as follows for the periods ended (in thousands):

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
United States	$341,803	$363,825	$609,175	$645,202
International	15,031	17,575	27,486	31,718

	$356,834	$381,400	$636,661	$676,920

Property and equipment, net, of our two geographical areas were as follows as of the periods ended (in thousands):

	January 28, 2017	July 30, 2016	January 30, 2016
United States	$129,102	$138,384	$149,515
International	4,936	5,367	6,035

	$134,038	$143,751	$155,550

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED JANUARY 28, 2017

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$794	$346,107	$15,891	$(9,894)	$352,898
Retail Franchise	—	3,936	—	—	3,936
Intercompany revenue	12,152	9,175	(1,272)	(20,055)	—

Total net sales	12,946	359,218	14,619	(29,949)	356,834
Cost of goods sold, including buying and occupancy expenses	(1,670)	(237,582)	(11,260)	10,089	(240,423)

Gross profit	11,276	121,636	3,359	(19,860)	116,411
Selling, general and administrative expenses	(20,978)	(101,614)	(3,693)	20,075	(106,210)
Goodwill and intangible asset impairment	—	(357,978)	(10,091)	—	(368,069)

Operating loss	(9,702)	(337,956)	(10,425)	215	(357,868)
Interest expense	(19,018)	(415)	—	—	(19,433)
Other income (expense), net	97	(16)	—	—	81

Loss before income taxes	(28,623)	(338,387)	(10,425)	215	(377,220)
Income tax benefit (expense)	5,591	46,812	(118)	—	52,285
Equity in earnings of affiliates, net of tax	(301,903)	—	—	301,903	—

Net loss	$(324,935)	$(291,575)	$(10,543)	$302,118	$(324,935)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,371	$364,681	$18,422	$(8,244)	$376,230
Retail Franchise	—	5,170	—	—	5,170
Intercompany revenue	19,333	(2,820)	(1,062)	(15,451)	—

Total net sales	20,704	367,031	17,360	(23,695)	381,400
Cost of goods sold, including buying and occupancy expenses	(2,398)	(226,671)	(11,779)	8,272	(232,576)

Gross profit	18,306	140,360	5,581	(15,423)	148,824
Selling, general and administrative expenses	(15,975)	(115,647)	(6,274)	15,503	(122,393)

Operating income (loss)	2,331	24,713	(693)	80	26,431
Interest expense	(20,891)	(486)	—	—	(21,377)
Gain on extinguishment of debt	41,522	—	—	—	41,522
Other (expense) income, net	(240)	109	(328)	—	(459)

Income (loss) from continuing operations before taxes	22,722	24,336	(1,021)	80	46,117
Income tax benefit (expense)	9,639	(9,511)	(312)	—	(184)
Equity in earnings of affiliates, net of tax	16,895	—	—	(16,895)	—

Income (loss) from continuing operations, net of tax	49,256	14,825	(1,333)	(16,815)	45,933
Income from discontinued operations, net of tax	183	1,623	1,023	—	2,829

Net income (loss)	49,439	16,448	(310)	(16,815)	48,762
Net loss attributable to noncontrolling interest	—	—	677	—	677

Net income (loss) attributable to The Gymboree Corporation	$49,439	$16,448	$367	$(16,815)	$49,439

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED JANUARY 28, 2017

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,493	615,992	28,856	(17,133)	$629,208
Retail Franchise	—	7,453	—	—	7,453
Intercompany revenue	28,520	16,529	(1,137)	(43,912)	—

Total net sales	30,013	639,974	27,719	(61,045)	636,661
Cost of goods sold, including buying and occupancy expenses	(3,357)	(406,900)	(20,287)	17,299	(413,245)

Gross profit	26,656	233,074	7,432	(43,746)	223,416
Selling, general and administrative expenses	(44,130)	(203,737)	(7,444)	43,947	(211,364)
Goodwill and intangible asset impairment	—	(357,978)	(10,091)	—	(368,069)

Operating loss	(17,474)	(328,641)	(10,103)	201	(356,017)
Interest expense	(38,508)	(831)	(26)	—	(39,365)
Other income, net	178	29	9	—	216

Loss before income taxes	(55,804)	(329,443)	(10,120)	201	(395,166)
Income tax benefit (expense)	16,618	43,198	(477)	—	59,339
Equity in earnings of affiliates, net of tax	(296,641)	—	—	296,641	—

Net loss	$(335,827)	$(286,245)	$(10,597)	$296,842	$(335,827)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net sales:
Retail	$1,746	$647,698	$33,145	$(16,706)	$665,883
Retail Franchise	—	11,037	—	—	11,037
Intercompany revenue	35,571	4,709	(503)	(39,777)	—

Total net sales	37,317	663,444	32,642	(56,483)	676,920
Cost of goods sold, including buying and occupancy expenses	(4,554)	(402,624)	(22,647)	16,636	(413,189)

Gross profit	32,763	260,820	9,995	(39,847)	263,731
Selling, general and administrative expenses	(38,784)	(216,664)	(11,846)	39,874	(227,420)

Operating (loss) income	(6,021)	44,156	(1,851)	27	36,311
Interest expense	(42,308)	(975)	—	—	(43,283)
Gain on extinguishment of debt	41,522	—	—	—	41,522
Other (expense) income, net	(425)	108	(291)	—	(608)

(Loss) income before income taxes	(7,232)	43,289	(2,142)	27	33,942
Income tax benefit (expense)	16,847	(17,528)	(338)		(1,019)
Equity in earnings of affiliates, net of tax	28,899	—	—	(28,899)	—

Income (loss) from continuing operations, net of tax	38,514	25,761	(2,480)	(28,872)	32,923
Income from discontinued operations, net of tax	897	2,434	2,856		6,187

Net income (loss)	39,411	28,195	376	(28,872)	39,110
Net loss attributable to noncontrolling interest	—	—	301	—	301

Net income attributable to The Gymboree Corporation	$39,411	$28,195	$677	$(28,872)	$39,411

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED JANUARY 28, 2017

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net loss	$(324,935)	$(291,575)	$(10,543)	$302,118	$(324,935)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(68)	—	205	(205)	(68)
Unrealized net (loss) gain on cash flow hedges, net of tax	(1,569)	—	5	(5)	(1,569)

Total other comprehensive (loss) income	(1,637)	—	210	(210)	(1,637)

Comprehensive loss	$(326,572)	$(291,575)	$(10,333)	$301,908	$(326,572)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 13 WEEKS ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net income (loss)	$49,439	$16,448	$(310)	$(16,815)	$48,762

Other comprehensive loss:
Foreign currency translation adjustments	(1,434)	—	(1,930)	1,450	(1,914)
Unrealized net gain (loss) on cash flow hedges, net of tax	1,030	—	(52)	51	1,029

Total other comprehensive loss	(404)	—	(1,982)	1,501	(885)

Comprehensive income (loss)	49,035	16,448	(2,292)	(15,314)	47,877
Comprehensive loss attributable to noncontrolling interest	—	—	1,158	—	1,158

Comprehensive income (loss) attributable to The Gymboree Corporation	$49,035	$16,448	$(1,134)	$(15,314)	$49,035

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED JANUARY 28, 2017

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated

Net loss	$(335,827)	$(286,245)	$(10,597)	$296,842	$(335,827)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(442)	—	(165)	165	(442)
Unrealized net (loss) gain on cash flow hedges, net of tax	(475)	—	346	(346)	(475)

Total other comprehensive (loss) income	(917)	—	181	(181)	(917)

Comprehensive loss	$(336,744)	$(286,245)	$(10,416)	$296,661	$(336,744)

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE 26 WEEKS ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
Net income	$39,411	$28,195	$376	$(28,872)	$39,110

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,478)	—	(2,162)	1,484	(2,156)
Unrealized net gain (loss) on cash flow hedges, net of tax	1,639	—	(124)	124	1,639

Total other comprehensive income (loss),	161	—	(2,286)	1,608	(517)

Comprehensive income (loss)	39,572	28,195	(1,910)	(27,264)	38,593
Comprehensive loss attributable to noncontrolling interest	—	—	979	—	979

Comprehensive income (loss) attributable to The Gymboree Corporation	$39,572	$28,195	$(931)	$(27,264)	$39,572

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	January 28, 2017
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$15,223	$2,618	$4,278	$—	$22,119
Restricted cash	24,018	—	—	—	24,018
Accounts receivable, net of allowance	2,549	11,648	702	—	14,899
Merchandise inventories	—	206,409	4,973	(487)	210,895
Prepaid income taxes	1,333	588	141	—	2,062
Prepaid expenses	3,612	1,893	5	—	5,510
Intercompany receivable	—	704,995	1,710	(706,705)	—

Total current assets	46,735	928,151	11,809	(707,192)	279,503
Property and equipment, net	15,993	112,705	5,340	—	134,038
Goodwill	—	123,140	0	—	123,140
Other intangible assets, net	—	164,854	20	—	164,874
Restricted cash	49,015	—	—	—	49,015
Other assets	1,314	1,122	2,820	(328)	4,928
Investment in subsidiaries	1,074,389	—	—	(1,074,389)	—

Total assets	$1,187,446	$1,329,972	$19,989	$(1,781,909)	$755,498

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,396	$108,638	$318	$—	$117,352
Accrued liabilities and other current liabilities	27,694	52,396	650	—	80,740
Line of credit borrowings	54,000	—	—	—	54,000
Current portion of long-term debt, net	53,111	—	—	—	53,111
Intercompany payable	699,503	—	7,689	(707,192)	—

Total current liabilities	842,704	161,034	8,657	(707,192)	305,203
Long-term liabilities:
Long-term debt, net	925,928	—	—	—	925,928
Long-term sale-leaseback financing liability, net	—	25,426	—	—	25,426
Lease incentives and other liabilities	4,624	38,344	4,681	—	47,649
Deferred income taxes	23,338	37,430	—	(328)	60,440

Total liabilities	1,796,594	262,234	13,338	(707,520)	1,364,646
Total stockholders’ (deficit) equity	(609,148)	1,067,738	6,651	(1,074,389)	(609,148)

Total liabilities and stockholders’ (deficit) equity	$1,187,446	$1,329,972	$19,989	$(1,781,909)	$755,498

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING BALANCE SHEETS

(In thousands)

	July 30, 2016
	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,952	$4,607	$3,077	$—	$12,636
Restricted cash	33,505	—	—	—	33,505
Accounts receivable, net of allowance	1,486	10,009	795	—	12,290
Merchandise inventories	—	229,118	4,258	(417)	232,959
Prepaid income taxes	1,332	578	136	—	2,046
Prepaid expenses	3,409	1,508	—	—	4,917
Intercompany receivable	1,311	687,735	—	(689,046)	—

Total current assets	45,995	933,555	8,266	(689,463)	298,353
Property and equipment, net	15,783	122,147	5,821	—	143,751
Goodwill	—	346,818	10,223	—	357,041
Other intangible assets, net	—	300,043	30	—	300,073
Restricted cash	73,566	—	—	—	73,566
Other assets	2,043	1,474	2,682	(471)	5,728
Investment in subsidiaries	1,373,355	—	—	(1,373,355)	—

Total assets	$1,510,742	$1,704,037	$27,022	$(2,063,289)	$1,178,512

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$8,255	$126,103	$140	$—	$134,498
Accrued and other current liabilities	50,370	60,121	1,418	—	111,909
Line of credit borrowings	42,000	—	—	—	42,000
Current portion of ABL term loan	5,527	—	—	—	5,527
Intercompany payable	685,536	—	3,927	(689,463)	—

Total current liabilities	791,688	186,224	5,485	(689,463)	293,934
Long-term liabilities:
Long-term debt, net	970,902	—	—	—	970,902
Long-term sale-leaseback financing liability, net	—	25,508	—	—	25,508
Lease incentives and other liabilities	5,227	40,951	4,464	—	50,642
Deferred income taxes	16,198	95,072	—	(471)	110,799

Total liabilities	1,784,015	347,755	9,949	(689,934)	1,451,785
Total stockholders’ (deficit) equity	(273,273)	1,356,282	17,073	(1,373,355)	(273,273)

Total liabilities and stockholders’ (deficit) equity	$1,510,742	$1,704,037	$27,022	$(2,063,289)	$1,178,512

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

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JANUARY 28, 2017

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(59,338)	$38,953	$(449)	$(2,300)	$(23,134)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,912)	(7,852)	(375)	—	(12,139)
Decrease in restricted cash	34,038	—	—	—	34,038
Intercompany transfers	1,310	(30,681)	(1,710)	31,081	—

Net cash provided by (used in) investing activities	31,436	(38,533)	(2,085)	31,081	21,899

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	27,423	—	3,658	(31,081)	—
Proceeds from ABL facility	319,000	—	—	—	319,000
Payments on ABL facility	(307,000)	—	—	—	(307,000)
Payments on ABL term loan	(1,250)	—	—	—	(1,250)
Payments on capital lease and sale-leaseback financing liability	—	(109)	—	—	(109)
Dividend to The Gymboree Corporation	—	(2,300)		2,300

Net cash provided by (used in) financing activities	38,173	(2,409)	3,658	(28,781)	10,641

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	77	—	77

Net increase (decrease) in cash and cash equivalents	10,271	(1,989)	1,201	—	9,483
CASH AND CASH EQUIVALENTS:
Beginning of period	4,952	4,607	3,077	—	12,636

End of period	$15,223	$2,618	$4,278	$—	$22,119

THE GYMBOREE CORPORATION

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JANUARY 30, 2016

(In thousands)

	The Gymboree Corporation	Guarantor Subsidiaries	Non-guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(41,633)	$110,002	$4,237	$(1,500)	$71,106

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4,433)	(8,399)	(1,075)	—	(13,907)
Decrease in restricted cash	8,157	—	—	—	8,157
Capital distribution from subsidiary	7,358	—	—	(7,358)	—
Increase in related party loan receivable	—	—	(1,741)	—	(1,741)
Intercompany transfers	2,726	(100,537)	(1,304)	99,115	—
Other	—	6	155	—	161

Net cash provided by (used) in investing activities	13,808	(108,930)	(3,965)	91,757	(7,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany transfers	94,631	(73)	4,557	(99,115)	—
Proceeds from ABL facility	187,000	—	—	—	187,000
Payments on ABL facility	(238,000)	—	—	—	(238,000)
Repurchase of notes	(15,325)	—	—	—	(15,325)
Payments on capital lease and sale-leaseback financing liability	—	(374)	—	—	(374)
Payments for deferred financing costs	(1,679)	227	—	—	(1,452)
Dividend to The Gymboree Corporation	—	(1,500)	—	1,500	—
Capital distribution to The Gymboree Corporation	—	—	(7,358)	7,358	—

Net cash provided by (used in) financing activities	26,627	(1,720)	(2,801)	(90,257)	(68,151)

Effect of exchange rate fluctuations on cash and cash equivalents	—	—	(958)	—	(958)

Net decrease in cash and cash equivalents	(1,198)	(648)	(3,487)	—	(5,333)
CASH AND CASH EQUIVALENTS:
Cash and cash equivalent, beginning of period	2,180	3,649	17,668	—	23,497

Cash and cash equivalent, end of period	982	3,001	14,181	—	18,164
Less - cash and cash equivalents of discontinued operations, end of period	—	(3)	(8,387)	—	(8,390)

Cash and cash equivalents of continuing operations, end of period	$982	$2,998	$5,794	$—	$9,774

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

Overview

We are one of the largest children’s apparel specialty retailers in North America, offering collections of high-quality apparel and accessories. As of January 28, 2017, we operated a total of 1,291 retail stores, as follows:

	United States	Canada	Puerto Rico	Total
Gymboree® stores	536	49	1	586
Gymboree Outlet stores	173	—	1	174
Janie and Jack® shops (including Janie and Jack outlets)	148	—	1	149
Crazy 8® stores (including Crazy 8 outlets)	382	—	—	382

	1,239	49	3	1,291

The following table summarizes store openings and closures by brand and country during the 26 weeks ended January 28, 2017. Note that (i) all Crazy 8 stores are in the United States and (ii) retail stores operated by overseas franchisees are excluded.

	Store Count as of July 30, 2016	Store Openings	Store Closures	Store Count as of January 28, 2017
Gymboree US	541	—	(5)	536
Gymboree Canada	48	1	—	49
Gymboree Puerto Rico	1	—	—	1

Total Gymboree	590	1	(5)	586

Gymboree Outlet	174	—	(1)	173
Gymboree Outlet Puerto Rico	1	—	—	1

Total Gymboree Outlet	175	—	(1)	174

Janie and Jack (including Janie and Jack outlets)	148	1	(1)	148
Janie and Jack Puerto Rico	1	—	—	1

Total Janie and Jack	149	1	(1)	149

Crazy 8 (including Crazy 8 outlets)	385	—	(3)	382

Total	1,299	2	(10)	1,291

As of January 28, 2017, we also operated online stores at www.gymboree.com, www.janieandjack.com and www.crazy8.com. Overseas franchisees operated 53 retail stores in the Middle East, South Korea, Australia and Latin America as follows as of January 28, 2017:

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

The sale of Gymboree Play & Music and Gymboree Tianjin was determined to represent a strategic shift to the Company’s business, and therefore, their financial results during the 13 weeks and 26 weeks ended January 30, 2016 are presented as discontinued operations (see Note 4 to the condensed consolidated financial statements included elsewhere in this quarterly report). Gymboree China was deconsolidated as of July 15, 2016, the date of sale.

Second Quarter of Fiscal 2017 Highlights

Total net sales decreased to $356.8 million during the 13 weeks ended January 28, 2017 from $381.4 million during the 13 weeks ended January 30, 2016, a decrease of 6.4% driven primarily by a decline in retail sales of $23.3 million attributable to our Gymboree and Crazy 8 brands and a decrease in our retail franchise sales of $1.3 million resulting from lower sales to our franchisee in the Middle East region.

Comparable store sales (including online sales) during the 13 weeks ended January 28, 2017 decreased 5% compared to the 13 weeks ended January 30, 2016. A new store is included in the comparable store sales calculation after it has been opened for a full 14 fiscal months. A store that is relocated or expanded by more than 15% in terms of total square footage is excluded from the comparable store sales calculation and becomes a comparable store after it has been opened for a full 14 fiscal months from the final relocation or the completion of the expansion. Below are the comparable store sales (including online sales) by brand for the 13 weeks ended January 28, 2017 and January 30, 2016:

	13 Weeks Ended
	January 28, 2017	January 30, 2016
Gymboree	-6%	6%
Janie and Jack	1%	11%
Crazy 8	-6%	1%
Total comparable store sales (including online sales)	-5%	5%

Gross profit during the 13 weeks ended January 28, 2017 decreased to $116.4 million from $148.8 million during the 13 weeks ended January 30, 2016, primarily driven by a decrease in comparable store sales attributable to our Gymboree and Crazy 8 brands, an $11.6 million charge related to excess inventories, incremental distribution costs totaling $2.4 million related to expedited shipping costs during the holiday period, and an increase in promotional (markdown) activities.

During the 13 weeks ended January 28, 2017, we had an operating loss of $357.9 million compared to operating income of $26.4 million during the 13 weeks ended January 30, 2016. The decline was primarily due to goodwill and intangible asset impairment of $368.1 million during the 13 weeks ended January 28, 2017. Our Adjusted EBITDA from continuing operations (see Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) (Non-GAAP Measure) below) decreased to $26.2 million during the 13 weeks ended January 28, 2017 from $45.5 million during the 13 weeks ended January 30, 2016, a decrease of $19.3 million or 42.4%, primarily due to a 5% decrease in comparable store sales attributable to our Gymboree and Crazy 8 brands, an $11.6 million charge related to excess inventories, incremental distribution costs totaling $2.4 million related to expedited shipping costs during the holiday period, and an increase in promotional (markdown) activities.

First Half of Fiscal 2017 Highlights

Total net sales decreased to $636.7 million during the 26 weeks ended January 28, 2017 from $676.9 million during the 26 weeks ended January 30, 2016, a decrease of 5.9% driven primarily by a decline in retail sales of $36.7 million attributable to our Gymboree and Crazy 8 brands and a decrease in our retail franchise sales of $3.5 million resulting from lower sales to our franchisee in the Middle East region.

Comparable store sales (including online sales) for the 26 weeks ended January 28, 2017 decreased 5% compared to the 26 weeks ended January 30, 2016. Below are the comparable store sales (including online sales) by brand for the 26 weeks ended January 28, 2017 and January 30, 2016:

	26 Weeks Ended
	January 28, 2017	January 30, 2016
Gymboree	-6%	0%
Janie and Jack	2%	7%
Crazy 8	-5%	1%
Total comparable store sales (including online sales)	-5%	1%

Gross profit during the 26 weeks ended January 28, 2017 decreased to $223.4 million from $263.7 million during the 26 weeks ended January 30, 2016, primarily driven by a decrease in comparable store sales attributable to our Gymboree and Crazy 8 brands, a $13.0 million charge related to excess inventories, incremental distribution costs totaling $2.4 million related to expedited shipping costs during the holiday period, and an increase in promotional (markdown) activities.

During the 26 weeks ended January 28, 2017, we had an operating loss of $356.0 million compared to operating income of $36.3 million during the 26 weeks ended January 30, 2016. The decline was primarily due to goodwill and intangible asset impairment of $368.1 million during the 26 weeks ended January 28, 2017. Our Adjusted EBITDA decreased to $44.0 million from $72.0 million during the 26 weeks ended January 30, 2016, a decrease of $28.0 million or 38.8%, primarily due to a 5% decrease in comparable store sales attributable to our Gymboree and Crazy 8 brands, a $13.0 million charge related to excess inventories, incremental distribution costs totaling $2.4 million related to expedited shipping costs during the holiday period, and an increase in promotional (markdown) activities.

Seasonality

Our business is impacted by the timing of certain holidays and key retail shopping periods in the apparel and retail industries, which generally result in higher sales during the first half of the fiscal year and lower sales during the second half of the fiscal year. Consequently, the results for any fiscal quarter are not necessarily indicative of results for the full year.

Results of Operations

13 weeks ended January 28, 2017 compared to 13 weeks ended January 30, 2016

Condensed consolidated statements of operations data as a percentage of total net sales during the 13 weeks ended January 28, 2017 and January 30, 2016 are presented below (amounts in thousands). The condensed consolidated statement of operations during the 13 weeks ended January 30, 2016 was revised to present the results of Gymboree Play & Music and Gymboree Tianjin as discontinued operations.

	13 Weeks Ended
	January 28, 2017		January 30, 2016
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$352,898	98.9%	$376,230	98.6%
Retail franchise	3,936	1.1%	5,170	1.4%

Total net sales	356,834	100.0%	381,400	100.0%
Cost of goods sold, including buying and occupancy expenses	(240,423)	(67.4)%	(232,576)	(61.0)%

Gross profit	116,411	32.6%	148,824	39.0%
Selling, general and administrative expenses	(106,210)	(29.8)%	(122,393)	(32.1)%
Goodwill and intangible asset impairment	(368,069)	(103.1)%	—	—

Operating (loss) income	(357,868)	(100.3)%	26,431	6.9%
Interest expense	(19,433)	(5.4)%	(21,377)	(5.6)%
Gain on extinguishment of debt	—	—	41,522	10.9%
Other income (expense), net	81	—	(459)	(0.1)%

(Loss) income from continuing operations before taxes	(377,220)	(105.7)%	46,117	12.1%
Income tax benefit (expense)	52,285	14.7%	(184)	—

(Loss) income from continuing operations, net of tax	(324,935)	(91.1)%	45,933	12.0%
Income from discontinued operations, net of tax	—	—	2,829	0.7%

Net (loss) income	(324,935)	(91.1)%	48,762	12.8%
Net loss attributable to noncontrolling interest	—	—	677	0.2%

Net (loss) income attributable to The Gymboree Corporation	$(324,935)	(91.1)%	$49,439	13.0%

Net Sales

Net retail sales during the 13 weeks ended January 28, 2017 decreased to $352.9 million from $376.2 million during the 13 weeks ended January 30, 2016, a decrease of $23.3 million, or 6.2%, primarily due to a decrease in comparable store sales (including online sales) of 5% and net store closures. The 5% decrease in comparable store sales (including online sales) was primarily attributable to our Gymboree brand and our Crazy 8 brand, offset by a slight increase in comparable stores sales by our Janie and Jack brand. The decrease in sales of our Gymboree and Crazy 8 brands was driven primarily by difficult traffic trends and an increase in our promotional (markdown) activities for those brands. The increase in sales of our Janie and Jack brand was driven primarily by stronger web performance. Comparable store sales (excluding online sales) decreased by 7% during the 13 weeks ended January 28, 2017 compared to the 13 weeks ended January 30, 2016. Total net stores decreased to 1,291 as of January 28, 2017 from 1,306 as of January 30, 2016. Total square footage was approximately 2.7 million square feet as of January 28, 2017 and January 30, 2016.

Retail franchise net sales during the 13 weeks ended January 28, 2017 decreased to $3.9 million from $5.2 million during the 13 weeks ended January 30, 2016, a decrease of $1.3 million or 23.9%, primarily due to lower sales to our franchisee in the Middle East region. As of January 28, 2017, our overseas franchisees operated 53 stores compared to 84 stores (including 27 in China) as of January 30, 2016.

Gross Profit

Gross profit during the 13 weeks ended January 28, 2017 decreased to $116.4 million from $148.8 million during the 13 weeks ended January 30, 2016, primarily driven by a decrease in comparable store sales. As a percentage of net sales, gross profit during the 13 weeks ended January 28, 2017 decreased by 640 basis points to 32.6% from 39.0% during the 13 weeks ended January 30, 2016. The 640 basis point decrease was driven primarily by a decrease in comparable store sales attributable to our Gymboree and Crazy 8 brands, an $11.6 million charge related to excess inventories, incremental distribution costs totaling $2.4 million related to expedited shipping costs during the holiday period, and an increase in promotional (markdown) activities.

As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $12.3 million and $12.9 million during the 13 weeks ended January 28, 2017 and January 30, 2016, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A decreased to $106.2 million during the 13 weeks ended January 28, 2017 compared to $122.4 million during the 13 weeks ended January 30, 2016. As a percentage of net sales, SG&A during the 13 weeks ended January 28, 2017 decreased by 230 basis points to 29.8% from 32.1% during the 13 weeks ended January 30, 2016. The 230 basis point decrease was driven primarily by lower marketing costs, store expenses and incentive compensation.

Goodwill and Intangible Asset Impairment

We performed our annual goodwill impairment test as of November 26, 2016. The Company started experiencing more difficult traffic and conversion trends beginning in the second quarter of fiscal 2017. The sustained difficult performance was not anticipated in previous projections that assumed an improvement in traffic and conversion trends. As a result, the Company revised its long term assumptions to reflect lower than previously projected revenue and margin growth trends primarily in its Gymboree and Crazy 8 brands (see Note 7 to the condensed consolidated financial statements included elsewhere in this quarterly report).

The first step of the two-step goodwill impairment test determined that the fair value of the Gymboree Retail reporting unit was below its carrying value. Therefore, we performed step two of the goodwill impairment test to measure the goodwill impairment loss. As a result, we recorded goodwill impairment loss of $233.8 million during the 13 weeks ended January 28, 2017 related to the Gymboree Retail reporting unit. In addition, we recorded an impairment charge of $134.3 million related to trade names in our retail stores segment. Since these are non-cash impairment charges, they do not have any direct impact on the Company’s liquidity or debt covenants.

Interest Expense

Interest expense decreased to $19.4 million during the 13 weeks ended January 28, 2017 compared to $21.4 million during the 13 weeks ended January 30, 2016. The net decrease of $2.0 million was primarily related to the decrease in our Notes due to repurchases during the first half of fiscal 2016 and the fourth quarter of fiscal 2015, offset by amortization of our interest rate caps, which expired in December 2016, and an increase in ABL borrowings.

Income Taxes

The $52.3 million income tax benefit during the 13 weeks ended January 28, 2017 was primarily a result of the operating loss including trade name impairment, but excluding goodwill impairment (which is not deductible for tax purposes). The effective tax rate during the 13 weeks ended January 28, 2017 and January 30, 2016 was 13.9% (benefit) and 0.4% (expense), respectively. The change in effective tax rate resulted from goodwill impairment, benefiting the current quarter’s loss, decreasing a deferred tax liability for trade name impairment and eliminating the disproportionate tax effects previously included in accumulated OCI.

26 weeks ended January 28, 2017 compared to 26 weeks ended January 30, 2016

Condensed consolidated statements of operations data as a percentage of total net sales during the 26 weeks ended January 28, 2017 and January 30, 2016 are presented below (amounts in thousands). The condensed consolidated statement of operations during the 26 weeks ended January 30, 2016 was revised to present the results of Gymboree Play & Music and Gymboree Tianjin as discontinued operations.

	26 Weeks Ended
	January 28, 2017		January 30, 2016
	Amount	% of Total Net Sales	Amount	% of Total Net Sales
Net sales:
Retail	$629,208	98.8%	$665,883	98.4%
Retail franchise	7,453	1.2%	11,037	1.6%

Total net sales	636,661	100.0%	676,920	100.0%
Cost of goods sold, including buying and occupancy expenses	(413,245)	(64.9)%	(413,189)	(61.0)%

Gross profit	223,416	35.1%	263,731	39.0%
Selling, general and administrative expenses	(211,364)	(33.2)%	(227,420)	(33.6)%
Goodwill and intangible asset impairment	(368,069)	(57.8)%	—	—

Operating (loss) income	(356,017)	(55.9)%	36,311	5.4%
Interest expense	(39,365)	(6.2)%	(43,283)	(6.4)%
Gain on extinguishment of debt	—	—	41,522	6.1%
Other income (expense), net	216	—	(608)	(0.1)%

(Loss) income from continuing operations before taxes	(395,166)	(62.1)%	33,942	5.0%
Income tax benefit (expense)	59,339	9.3%	(1,019)	(0.2)%

(Loss) income from continuing operations, net of tax	(335,827)	(52.7)%	32,923	4.9%
Income from discontinued operations, net of tax	—	—	6,187	0.9%

Net (loss) income	(335,827)	(52.7)%	39,110	5.8%
Net loss attributable to noncontrolling interest	—	—	301	—

Net (loss) income attributable to The Gymboree Corporation	$(335,827)	(52.7)%	$39,411	5.8%

Net Sales

Net retail sales during the 26 weeks ended January 28, 2017 decreased to $629.2 million from $665.9 million during the 26 weeks ended January 30, 2016, a decrease of $36.7 million, or 5.5%, primarily due to a decrease in comparable store sales (including online sales) of 5% and net store closures. Comparable store sales (excluding online sales) decreased by 6% during the 26 weeks ended January 28, 2017 compared to the 26 weeks ended January 30, 2016. The 5% decrease in comparable store sales (including online sales) was primarily attributable to our Gymboree brand and our Crazy 8 brand, offset by an increase in comparable stores sales by our Janie and Jack brand. The decrease in sales of our Gymboree and Crazy 8 brands was driven primarily by difficult traffic trends. The increase in sales of our Janie and Jack brand was driven primarily by stronger web performance. Comparable store sales (excluding online sales) decreased by 6% during the 26 weeks ended January 28, 2017 compared to the 26 weeks ended January 30, 2016. Total net stores decreased to 1,291 as of January 28, 2017 from 1,306 as of January 30, 2016. Total square footage was approximately 2.7 million square feet as of January 28, 2017 and January 30, 2016.

Retail franchise net sales during the 26 weeks ended January 28, 2017 decreased to $7.5 million from $11.0 million during the 26 weeks ended January 30, 2016, a decrease of $3.5 million or 32.5%, primarily due to lower sales to our franchisee in the Middle East region. As of January 28, 2017, our overseas franchisees operated 53 stores compared to 84 stores (including 27 in China) as of January 30, 2016.

Gross Profit

Gross profit during the 26 weeks ended January 28, 2017 decreased to $223.4 million from $263.7 million during the 26 weeks ended January 30, 2016, primarily driven by a decrease in comparable store sales. As a percentage of net sales, gross profit during the 26 weeks ended January 28, 2017 decreased by 390 basis points to 35.1% from 39.0% during the 26 weeks ended January 30, 2016. The 390 basis point decrease was driven primarily by decrease in comparable store sales attributable to our Gymboree and Crazy 8 brands, a $13.0 million charge related to excess inventories, incremental distribution costs totaling $2.4 million related to expedited shipping costs during the holiday period, and an increase in promotional (markdown) activities.

As we record certain distribution costs as a component of selling, general and administrative expenses (“SG&A”) and do not include such costs in COGS, our COGS and gross profit may not be comparable to those of other companies. Our distribution costs recorded in SG&A expenses represent primarily outbound shipping and handling expenses to our stores, and amounted to $23.1 million and $24.2 million during the 26 weeks ended January 28, 2017 and January 30, 2016, respectively.

Selling, General and Administrative Expenses

SG&A principally consists of non-occupancy store expenses, corporate overhead, and certain distribution expenses. SG&A decreased to $211.4 million during the 26 weeks ended January 28, 2017 compared to $227.4 million during the 26 weeks ended January 30, 2016. As a percentage of net sales, SG&A during the 26 weeks ended January 28, 2017 decreased by 40 basis points to 33.2% from 33.6% during the 26 weeks ended January 30, 2016. The 40 basis point decrease was driven primarily by lower marketing costs, store expenses and incentive compensation.

Goodwill and Intangible Asset Impairment

See discussion on goodwill and intangible asset impairment in the “Results of Operations – 13 weeks ended January 28, 2017 compared to 13 weeks ended January 30, 2016.”

Interest Expense

Interest expense decreased to $39.4 million during the 26 weeks ended January 28, 2017 compared to $43.3 million during the 26 weeks ended January 30, 2016. The net decrease of $3.9 million was primarily related to the decrease in our Notes due to repurchases during the first half of fiscal 2016 and the fourth quarter of fiscal 2015, offset by amortization of our interest rate caps and an increase in ABL borrowings.

Income Taxes

The $59.3 million income tax benefit during the 26 weeks ended January 28, 2017 was primarily a result of the operating loss including trade name impairment, but excluding goodwill impairment (which is not deductible for tax purposes). The effective tax rate during the 26 weeks ended January 28, 2017 and January 30, 2016 was 15.0% (benefit) and 3.0% (expense), respectively. The change in effective tax rate resulted from goodwill impairment, benefiting the year-to-date’s losses, decreasing a deferred tax liability for trade name impairment and eliminating the disproportionate tax effects previously included in accumulated OCI.

Financial Condition

Liquidity and Capital Resources

Overview

We had cash and cash equivalents of $22.1 million and restricted cash of $73.0 million as of January 28, 2017.

The Company’s net working capital was $(25.7) million as of January 28, 2017. The decrease in net working capital as of January 28, 2017 compared to the net working capital as of July 30, 2016 was primarily attributed to the reclassification of our ABL Term Loan of $48.8 million in principal amount to current liabilities due to its approaching maturity (matures in December 2018), partially offset by the timing of purchases of inventories and payments of accounts payable, accrued and other current liabilities. In addition, our net working capital is impacted by the seasonal nature of our operations, with sales from retail operations peaking during the quarter ending in January, primarily during the holiday season in November and December.

Approximately $109.9 million of the net proceeds received from the July 15, 2016 sale of Gymboree Play & Music were restricted to (i) reduce the Term Loan; or (ii) fund the acquisition, maintenance, development, construction, improvement, upgrade or repair assets useful in the business; or (iii) pay income taxes associated with the gain on the sale of GPPI (see Note 4 to the condensed consolidated financial statements included elsewhere in this quarterly report). During the 26 weeks ended January 28, 2017, the Company used $34.0 million of restricted cash to fund allowable expenditures under the Term Loan, and pay income taxes associated with the gain on sale of GPPI. As of January 28, 2017, the Company had a remaining restricted cash balance of $73.0 million.

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

As of January 28, 2017, the Company had the following indebtedness totaling $1.043 billion in principal amounts outstanding, of which $871.9 million is due within 12 months from March 14, 2017 (the date of filing this Form 10-Q):

•	Current liabilities

•	$54.0 million of borrowings from ABL line of credit facility, due in December 2017
•	$48.8 million of ABL Term loan, due in December 2017
•	$6.5 million of Term loan, due in March, June, September, and December 2017

•	Long-term liabilities

•	$762.6 million of Term loan, due in February 2018
•	$171.0 million of Senior Notes, due in December 2018

Cash and cash equivalents and forecasted cash flows from operations are not sufficient to meet such obligations that will mature over the next 12 months from March 14, 2017. In addition, future borrowings may not be available or may not be sufficient to enable the Company to pay its indebtedness or to fund its working capital needs over the next 12 months.

The Company must refinance all or a portion of its indebtedness in order to sustain its liquidity requirements. If the Company is unable to refinance its indebtedness, or obtain funds necessary to meet required repayments of its indebtedness, or if it otherwise fails to comply with the various covenants in the instruments governing its indebtedness, the Company would be in default under the terms of the agreements governing such indebtedness. In addition, if the Company’s independent registered public accounting firm includes a qualification or exception regarding the Company’s ability to continue as a going concern in its audit report and opinion regarding the Company’s annual consolidated financial statements, an event of default would be triggered.

As a result, the Company is in discussions with a number of lenders and bondholders to attempt to comprehensively restructure or refinance our outstanding debt obligations. While the Company has retained advisors to assist it with this process, no agreements with lenders and bondholders have been made and such discussions may not lead to a transaction.

Cash flows (used in) provided by operating activities

Cash flows from operating activities decreased by $94.2 million from net cash provided by operating activities of $71.1 million during the 26 weeks ended January 30, 2016 to net cash used in operating activities of $23.1 million during the 26 weeks ended January 28, 2017.

Cash flows from operating activities decreased during the 26 weeks ended January 28, 2017 compared to the 26 weeks ended January 30, 2016 partially because of a decrease in income before income taxes. Excluding the impact of goodwill and intangible asset impairment, depreciation and amortization and other non-cash charges, our income before income taxes decreased by $8.8 million primarily because of a decline in gross profit driven by comparable sales decline and inventory charges. Cash flows from operating activities also decreased because of a $26.0 million decrease in merchandise inventories due to the timing of purchases. In addition, cash flows from operating activities decreased because of a $13.2 million decrease in prepaid expenses and other assets and a $42.7 million decrease in accounts payable, accrued and other current liabilities due to timing of payments.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities during the 26 weeks ended January 28, 2017 was $21.9 million compared to net cash used in investing activities of $7.3 million during the 26 weeks ended January 30, 2016.

The net change in cash flows from investing activities during the 26 weeks ended January 28, 2017 compared to the 26 weeks ended January 30, 2016 was primarily due to an increase in transfer of restricted cash to unrestricted cash by $25.9 million and a $1.8 million decrease in capital expenditures.

Cash flows provided by (used in) financing activities

Net cash provided by financing activities during the 26 weeks ended January 28, 2017 was $10.6 million compared to net cash used in financing activities of $68.2 million during the 26 weeks ended January 30, 2016.

The net change in cash flows from financing activities during the 26 weeks ended January 28, 2017 compared to the 26 weeks ended January 30, 2016 was primarily due to a $63.0 million net increase in line of credit borrowings. In addition, net cash used in financing activities during the 26 weeks ended January 30, 2016 include a $15.3 million repurchase of notes. There were no repurchases of notes during the 26 weeks ended January 28, 2017.

Credit Facilities

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

The ABL Revolving Facility provides for financing of up to $225 million in a revolving line of credit. Line of credit availability under the ABL Revolving Facility is subject to a borrowing base consisting of certain assets of the Company, any subsidiary co-borrowers and any subsidiary guarantors that are available to collateralize the borrowings thereunder, and is reduced by the level of outstanding letters of credit and the outstanding amount of the ABL Term Loan. The line of credit available under the ABL Revolving Facility was reduced by letter of credit utilization totaling $34.6 million as of January 28, 2017. Undrawn line of credit availability under the ABL Revolving Facility, after being reduced by outstanding line of credit borrowings, letter of credit utilization and outstanding balance of ABL Term Loan, was $90.7 million as of January 28, 2017, subject to a minimum amount of combined availability and availability. Our undrawn line of credit availability, net of the minimum amount of combined availability and availability, was $67.9 million as of January 28, 2017. We anticipate utilizing our line of credit under the ABL Revolving Facility throughout the course of fiscal 2017 to support seasonal working capital needs.

Line of credit borrowings under the ABL Revolving Facility bear interest at a rate per annum equal to, at our option, either (a) a base rate determined by reference to the highest of (1) the prime rate of Bank of America, N.A., (2) the federal funds effective rate plus 0.50%, and (3) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for an interest period of one month adjusted for certain additional costs, plus 1.00%, or (b) a LIBOR rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs (“Adjusted LIBOR”), in each case plus an applicable margin. As of January 28, 2017, the weighted average interest rate on our line of credit borrowings outstanding under the ABL Revolving Facility was 3.7%. In addition to paying interest on outstanding line of credit borrowings under the ABL Revolving Facility, we are required to pay a commitment fee on unutilized commitments thereunder, which is between 0.250% and 0.375% per annum.

The ABL Facility contains covenants that, among other things, restrict our ability to incur additional indebtedness and pay dividends. It requires the Company and its restricted subsidiaries to maintain a minimum amount of “Combined Availability” and “Availability” for as long as the ABL Term Loan remains outstanding. “Combined Availability” is an amount equal to (a) the ABL Term Loan borrowing base minus (b) the sum of the aggregate outstanding principal amount under the ABL Facility (including the ABL Term Loan, revolving line of credit borrowings and letter of credit utilization). “Availability” is equal to the lesser of (A) (I) the revolving credit ceiling (which as of January 28, 2017 was $225.0 million) minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization and (B) (I) the revolving line of credit borrowing base minus (II) the aggregate principal amount outstanding under the revolving line of credit and letter of credit utilization. Under the availability covenant, the Company and its restricted subsidiaries must maintain (i) Combined Availability in excess of the greater of (x) $17.5 million and (y) 10% of the ABL Term Loan borrowing base; and (ii) Availability in excess of the greater of (X) $17.5 million and (Y) 10% of the lesser of (1) the applicable revolving line of credit borrowing base and (2) the revolving credit ceiling. Failure to maintain the minimum levels of Combined Availability and Availability required by this covenant would result in an event of default under the ABL Facility. The ABL Facility also contains a financial covenant (i.e., minimum consolidated fixed charge coverage ratio), but such financial covenant is not required to be tested as long as the Company’s ABL Term Loan remains outstanding. As of January 28, 2017, we were not required to test compliance with this covenant. The Second Amendment also provided the agent for the ABL Term Loan and the ABL Term Loan lenders with certain consent rights to amendments relating to, among other terms and provisions, the borrowing bases, the availability covenant and certain negative covenants. Apart from the new availability covenant and the change to the financial covenant described above, the other material affirmative and negative covenants and events of default under the ABL Facility were substantially unchanged by the Second Amendment.

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

ABL Term Loan

On April 22, 2016, we entered into an agreement that provides for a senior secured term loan (the “ABL Term Loan” and together with the ABL Revolving Facility, the “ABL Facility”) of $50.0 million, subject to a borrowing base, the proceeds of which may be used to finance the acquisition of working capital assets, including the purchase of inventory and equipment, in each case in the ordinary course of business, to finance capital expenditures, to finance permitted acquisitions and for general corporate purposes, including repurchases of the Notes. The maturity date of the ABL Term Loan is the same as the maturity date of the ABL Revolving Facility. The principal balance of the ABL Term Loan was $48.8 million as of January 28, 2017.

The ABL Term Loan bears interest (computed on the basis of the actual number of days elapsed over a year of 360 days) at a 90-day LIBOR contract rate as determined by the agent for the ABL Term Loan monthly on the first day of each calendar month, plus 10.25% per annum, or, in certain circumstances, at the prime rate, plus 9.25% per annum. Interest is payable monthly. As of January 28, 2017, the interest rate under our ABL Term Loan was 11.2%.

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

Term Loan

We also have an agreement with several lenders for an $820 million senior secured Term Loan, with a maturity date of February 2018. As of January 28, 2017, $769.1 million was outstanding under the Term Loan. The interest rate for borrowings under the Term Loan is, at the Company’s option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of January 28, 2017, the interest rate under our Term Loan was 5.0%.

The Term Loan requires us to make quarterly payments equal to 0.25% of the original $820 million principal amount of the Term Loan made on the closing date plus accrued and unpaid interest thereon, with the balance due in February 2018. The Term Loan also has mandatory and voluntary pre-payment provisions, including a requirement that we prepay the Term Loan with a certain percentage of our annual excess cash flow. We calculated our excess cash flow using the 26-week transition period ended July 30, 2016 operating results and concluded that we are not required to make any excess cash flow payments on the Term Loan during fiscal 2017. Voluntary prepayments and the excess cash flow prepayments made in prior fiscal years were applied toward our remaining quarterly amortization payments payable under the Term Loan through fiscal 2017. Our next quarterly payment payable under the Term Loan is due in the third quarter of fiscal 2017.

The obligations under the Term Loan are secured, subject to certain exceptions, by substantially all of our assets and those of our 100%-owned domestic subsidiaries. Our 100%-owned domestic subsidiaries also have fully and unconditionally guaranteed the Company’s obligations under the Term Loan.

Senior Notes

In fiscal 2010, we issued $400 million aggregate principal amount of 9.125% Notes due in December 2018. Interest on the Notes is payable semi-annually. As of January 28, 2017, the Notes payable balance outstanding was $171.0 million.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates affecting the application of those policies since our Fiscal 2016 Transition Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 2016.

Adjusted Earnings before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) (Non-GAAP Measure)

In the table below, we present Adjusted EBITDA (which is defined as net (loss) income attributable to The Gymboree Corporation before interest expense, interest income, income taxes, and depreciation and amortization (EBITDA) adjusted for the other items described below), which is considered a non-GAAP financial measure. We present Adjusted EBITDA in this quarterly report because we consider it an important supplemental measure of performance used by management and we believe it is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the retail industry. Adjusted EBITDA is calculated in substantially the same manner as “EBITDA” under the indenture governing the Notes and “Consolidated EBITDA” under the agreement governing our Senior Credit Facilities. We believe the inclusion of supplementary adjustments applied to EBITDA in presenting Adjusted EBITDA is appropriate to provide additional information to investors about certain non-cash items and to provide additional information with respect to our ability to meet our future debt service and to comply with various covenants in documents governing our indebtedness. However, Adjusted EBITDA is not a presentation made in accordance with GAAP, and our computation of Adjusted EBITDA may vary from others in the retail industry. Adjusted EBITDA should not be considered an alternative to operating income or net income (loss), as a measure of operating performance or cash flow, or as a measure of liquidity. Adjusted EBITDA has important limitations as an analytical tool, and should not be considered in isolation, or as a substitute for analysis of our results as reported under GAAP. For example, Adjusted EBITDA:

•	does not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

•	does not reflect changes in, or cash requirements for, our working capital needs;

•	does not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments, on our debt;

•	excludes income tax payments that represent a reduction in cash available to us; and

•	does not reflect the impact of earnings or charges resulting from matters we consider not to be indicative of ongoing operations, such as goodwill and intangible asset impairment.

The following table provides a reconciliation of net (loss) income from continuing operations to Adjusted EBITDA from continuing operations for the periods indicated (in thousands):

	13 Weeks Ended		26 Weeks Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016
Net (loss) income from continuing operations	$(324,935)	$45,933	$(335,827)	$32,923
Net loss from continuing operations attributable to noncontrolling interest	—	1,600	—	3,030

Net (loss) income from continuing operations attributable to The Gymboree Corporation	(324,935)	47,533	(335,827)	35,953
Reconciling items (a):
Interest expense	19,433	21,377	39,365	43,283
Interest income	(122)	(10)	(194)	(16)
Income tax (benefit) expense	(52,285)	118	(59,339)	953
Depreciation and amortization (b)	9,304	10,151	18,698	19,943
Non-cash share-based compensation expense	493	701	869	1,515
Loss on disposal/impairment on assets	2,288	2,834	2,931	3,164
Gain on extinguishment of debt	—	(41,522)	—	(41,522)
Goodwill and intangible asset impairment	368,069	—	368,069	—
Acquisition-related adjustments (c)	2,913	3,417	6,337	5,980
Other (d)	1,051	922	3,122	2,747

Adjusted EBITDA from continuing operations	$26,209	$45,521	$44,031	$72,000

(a) Excludes amounts related to noncontrolling interest, which are already excluded from net (loss) income from continuing operations attributable to The Gymboree Corporation.

(b) Includes the following:
Amortization of intangible assets (impacts SG&A)	$208	$384	$558	$768
Amortization of below and above market leases (impacts COGS)	(124)	(199)	(350)	(397)

	$84	$185	$208	$371

(c) Includes the following:
Additional rent expense recognized due to the elimination of deferred rent and construction allowances in purchase accounting (impacts COGS)	$1,737	$1,871	$3,484	$3,750
Sponsor fees, legal and accounting, as well as other costs incurred as a result of the Acquisition or refinancing (impacts SG&A)	1,176	1,546	2,853	2,230

	$2,913	$3,417	$6,337	$5,980

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

The table below summarizes the notional amounts and fair values of our forward foreign exchange contracts in U.S. dollars (in thousands except weighted-average rate data):

	Notional Amount	Fair Value Gain (Loss)	Weighted- Average Rate
January 28, 2017	$—	$—	$—
July 30, 2016	$10,209	$(123)	$0.77
January 30, 2016	$5,492	$(145)	$0.71

Interest Rate Risk

We are subject to interest rate risk in connection with our long-term debt. Our principal interest rate risk relates to the Term Loan outstanding under the Senior Credit Facilities. As of January 28, 2017, we had $769.1 million outstanding under our Tern Loan, bearing interest at variable rates. The interest rate for borrowings under the Term Loan is, at our option, a base rate plus an additional marginal rate of 2.5% or the Adjusted LIBOR rate (with a 1.5% floor) plus an additional rate of 3.5%. As of January 28, 2017, the interest rate under our Term Loan was 5.0%. A 0.125% increase in the Adjusted LIBOR rate, above the 1.5% floor, would have increased annual interest expense by approximately $1.0 million, assuming $769.1 million of indebtedness thereunder was outstanding for the whole year.

In December 2010, we purchased four interest rate caps to hedge against rising interest rates associated with our senior secured term loan above the 5% strike rate of the caps. The interest rate caps matured in December 2016.

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

Changes in Internal Control over Financial Reporting

During the Company’s second quarter of fiscal 2017, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II—OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is subject to various legal proceedings and claims arising in the ordinary course of business. Our management does not expect that the results of any of these legal proceedings, either individually or in the aggregate, would have a material effect on our financial position, results of operations or cash flows.

Item 1A. RISK FACTORS

There have been no material changes during the period covered by this Quarterly Report on Form 10-Q to the risk factors disclosed in Part I, Item 1A, of our 2016 Transition Report on Form 10-K filed with the Securities and Exchange Commission on October 28, 2016, except as described below.

Liquidity Risk / Going Concern Uncertainty

As of January 28, 2017, the Company had the following indebtedness totaling $1.043 billion in principal amounts outstanding, of which $871.9 million is due within 12 months from March 14, 2017 (the date of filing this Form 10-Q):

•	Current liabilities

•	$54.0 million of borrowings from ABL line of credit facility, due in December 2017
•	$48.8 million of ABL Term loan, due in December 2017
•	$6.5 million of Term loan, due in March, June, September, and December 2017

•	Long-term liabilities

•	$762.6 million of Term loan, due in February 2018
•	$171.0 million of Senior Notes, due in December 2018

The Company must refinance all or a portion of its indebtedness in order to sustain its liquidity requirements. If the Company is unable to refinance its indebtedness, or obtain funds necessary to meet required repayments of its indebtedness, or if it otherwise fails to comply with the various covenants in the instruments governing its indebtedness, the Company would be in default under the terms of the agreements governing such indebtedness. In addition, if the Company’s independent registered public accounting firm includes a qualification or exception regarding the Company’s ability to continue as a going concern in its audit report and opinion regarding the Company’s annual consolidated financial statements, an event of default would be triggered.

As a result, the Company is in discussions with a number of lenders and bondholders to comprehensively restructure or refinance the outstanding obligations. While the Company has retained advisors to assist it with this process, no agreements with lenders and bondholders have been made and such discussions may not lead to a transaction.

The condensed consolidated financial statements as of and for the six months ended January 28, 2017 included elsewhere in this quarterly report have been prepared assuming that the Company will continue as a going concern. There is significant uncertainty regarding the Company’s ability to repay its debt obligations that are due in December 2017 and February 2018. Such conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plans concerning these matters are discussed above. The condensed consolidated financial statements included elsewhere in this quarterly report do not include any adjustments that might result from the outcome of this going concern uncertainty.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. MINE SAFETY DISCLOSURES

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit Number	Description

10.1	Sublease Agreement by and between the Company, as sublessee, and Bare Escentuals Beauty, Inc., as sublessor (1)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the 26 weeks ended January 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s current Report on Form 8-K filed with the SEC on December 8, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE GYMBOREE CORPORATION

March 14, 2017	By:	/s/ Mark Breitbard
(Date)		Mark Breitbard
Chief Executive Officer
(Principal Executive Officer)

Exhibit Index

Exhibit Number	Description

10.1	Sublease Agreement by and between the Company, as sublessee, and Bare Escentuals Beauty, Inc., as sublessor (1)

31.1	Certification of Mark Breitbard Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Andrew North Pursuant to §302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Mark Breitbard Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Andrew North Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to §906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from The Gymboree Corporation’s Quarterly Report on Form 10-Q for the 26 weeks ended January 28, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Statements of Comprehensive Income, (iii) Condensed Consolidated Balance Sheets, (iv) Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Exhibit 10.1 to The Gymboree Corporation’s current Report on Form 8-K filed with the SEC on December 8, 2016.